Form 10-Q
period 2010-09-30
Tower International, Inc.
filed 2010-11-12
CIK 1485469

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 001-34903

TOWER INTERNATIONAL, INC.

(Exact name of Registrant as specified in its charter)

Delaware	27-3679414
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

17672 Laurel Park Drive North Suite 400 E Livonia, Michigan	48152
(Address of principal executive offices)	(Zip Code)

(248) 675-6000

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐    No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).

Yes ☐    No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12(b)-2 of the Securities and Exchange Act.

Large Accelerated Filer ☐            Accelerated Filer ☐            Non-Accelerated Filer ☑            Smaller Reporting Company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12(b)-2 of the Securities and Exchange Act).

Yes ☐    No ☑

As of November 11, 2010, there were 19,101,588 shares of the registrant’s common stock, $0.01 par value per share, issued and outstanding.

Tower International, Inc. and Subsidiaries

Form 10-Q

PART 1 — FINANCIAL INFORMATION

Item 1. Financial Statements

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands - unaudited)

	September 30, 2010	December 31, 2009

ASSETS
Cash and cash equivalents	$114,979	$149,802
Accounts receivable, net of allowance of $2,118 and $2,439	345,728	290,098
Inventories (Note 3)	73,780	62,611
Deferred tax asset - current	4,645	4,762
Assets held for sale (Note 4)	8,180	6,008
Prepaid tooling and other	77,448	60,139

Total current assets	624,760	573,420

Property, plant and equipment, net	613,027	640,148
Goodwill (Note 5)	67,476	70,565
Deferred tax asset - non-current	24,682	15,009
Other assets, net	39,863	35,279

Total assets	$1,369,808	$1,334,421

LIABILITIES AND MEMBERS’ EQUITY / (DEFICIT)
Current maturities of long-term debt and capital lease obligations (Note 7)	$128,835	$137,499
Current maturities of long-term debt with affiliate (Note 7)	-	4,132
Accounts payable	364,876	333,773
Accrued liabilities	127,260	127,823

Total current liabilities	620,971	603,227

Long-term debt, net of current maturities (Note 7)	497,478	112,602
Long-term debt with affiliate, net of current maturities (Note 7)	-	399,776
Obligations under capital leases, net of current maturities (Note 7)	16,634	15,544
Deferred tax liability - non-current	14,161	13,917
Pension liability	73,164	78,730
Other non-current liabilities	85,309	86,869

Total non-current liabilities	686,746	707,438

Total liabilities	1,307,717	1,310,665

Commitments and contingencies (Note 18)

Redeemable preferred units (Note 13)	-	170,915

Members’ equity / (deficit):
Tower Automotive, LLC’s members’ equity / (deficit)
Common units, 8,500 units authorized and outstanding (Note 12)	-	12,595
Capital units, 10,000 units authorized and outstanding (Note 12)	219,379	-
Accumulated deficit	(171,234)	(144,955)
Accumulated other comprehensive loss (Note 11)	(27,756)	(54,363)

Total Tower Automotive, LLC’s members’ equity / (deficit)	20,389	(186,723)

Noncontrolling interests in subsidiaries (Note 11)	41,702	39,564

Total members’ equity / (deficit)	62,091	(147,159)

Total liabilities and members’ equity / (deficit)	$1,369,808	$1,334,421

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share and per share amounts - unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Revenues	$474,640	$435,562	$1,455,451	$1,133,411
Cost of sales	429,762	395,551	1,301,810	1,077,433

Gross profit	44,878	40,011	153,641	55,978
Selling, general and administrative expenses (Note 8)	38,127	30,056	103,088	83,317
Amortization expense (Note 5)	844	720	2,385	2,033
Restructuring and asset impairment charges, net (Note 6)	321	2,078	5,007	933

Operating income / (loss)	5,586	7,157	43,161	(30,305)
Interest expense	20,600	13,371	48,425	41,186
Interest income	291	111	860	682
Other (income) / loss, net (Note 7)	-	(1,212)	-	(33,661)

Loss before provision for income taxes	(14,723)	(4,891)	(4,404)	(37,148)
Provision / (benefit) for income taxes (Note 9)	(3,737)	2,497	4,625	5,292

Net loss	(10,986)	(7,388)	(9,029)	(42,440)
Less: Net income attributable to the noncontrolling interests	2,015	2,537	6,543	6,520

Net loss attributable to Tower Automotive, LLC	$(13,001)	$(9,925)	$(15,572)	$(48,960)

Less: Preferred unit dividends	$(2,058)	$(4,036)	$(10,707)	$(11,887)

Loss available to common stockholders	$(15,059)	$(13,961)	$(26,279)	$(60,847)

Weighted average basic and diluted units outstanding	12,467,866	12,467,866	12,467,866	12,467,866

Basic and diluted income / (loss) per share attributable to Tower Automotive, LLC:
Loss per share (Note 14)	$(1.21)	$(1.12)	$(2.11)	$(4.88)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands - unaudited)

	Nine Months Ended September 30,
	2010	2009

OPERATING ACTIVITIES:
Net loss	$(9,029)	$(42,440)
Adjustments required to reconcile net loss to net cash provided by / (used in) operating activities:
Deferred income tax provision	(9,058)	-
Depreciation and amortization	86,242	115,769
Gain from debt repurchase / letter of credit reduction	-	(33,661)
Pension expense, net of contributions	(5,556)	(3,037)
Amortization of pension loss	1,147	1,461
Change in working capital and other operating items	(32,346)	(40,820)

Net cash provided by / (used in) operating activities	$31,400	$(2,728)

INVESTING ACTIVITIES:
Cash disbursed for purchases of property, plant and equipment, net	$(55,936)	$(60,588)
Net assets acquired, net of cash acquired	(16,687)	-

Net cash used in investing activities	$(72,623)	$(60,588)

FINANCING ACTIVITIES:
Proceeds from letter of credit reduction	$-	$13,250
Repayments of term debt	(3,484)	(15,176)
Repayment of first lien term loan	(414,172)	-
Preferred unit dividends	(95)	(388)
Noncontrolling interest dividends	(5,257)	(4,866)
Issuance of senior secured notes	417,203	-
Proceeds from borrowings	388,256	336,803
Repayments of borrowings	(362,393)	(286,439)
Financing costs	(7,808)	(1,488)
Costs associated with pending initial public offering	(2,530)	-

Net cash provided by financing activities	$9,720	$41,696

Effect of exchange rate changes on cash and cash equivalents	$(3,320)	$6,778

NET CHANGE IN CASH AND CASH EQUIVALENTS	$(34,823)	$(14,842)

CASH AND CASH EQUIVALENTS:
Beginning of period	$149,802	$126,820

End of period	$114,979	$111,978

Supplemental Cash Flow Information:
Interest paid, net of amounts capitalized	$37,829	$38,933
Income taxes paid	9,661	9,782
Non-cash Activities:
Capital expenditures in accounts payable for purchases of property, plant and equipment	$19,967	$24,836
Cumulative preferred stock units accrued	10,612	11,530
Contribution of indebtedness	25,000	-

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1.  Organization and Basis of Presentation

Tower Automotive, LLC was formed in April 2007 as a Delaware limited liability company. It acquired the assets of Tower Automotive, Inc. and its subsidiaries (the “Predecessor Company”) in July 2007 (“Original Acquisition”). On October 14, 2010, in connection with its initial public offering (“IPO”), Tower Automotive, LLC was converted to a Delaware corporation named Tower International, Inc. (the “Corporate Conversion”) (see note 19). Upon the Corporate Conversion, all of the equity interests in Tower Automotive, LLC were converted into common stock of Tower International, Inc. All of the financial results reported in this report pre-date the Corporate Conversion. Unless the context indicates otherwise, references to the “Company” are to Tower Automotive, LLC and its subsidiaries for periods prior to the Corporate Conversion and Tower International, Inc. and its subsidiaries for periods after the Corporate Conversion.

The accompanying Condensed Consolidated Financial Statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The information furnished in the Condensed Consolidated Financial Statements includes normal recurring adjustments and reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to the rules and regulations of the SEC. Although the Company believes that the disclosures are adequate to make the information presented not misleading, these Condensed Consolidated Financial Statements should be read in conjunction with the audited year end financial statements and the notes thereto. The interim results for the periods presented may not be indicative of the Company’s actual annual results.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all subsidiaries that are more than 50% owned and over which the Company exercises control. All intercompany transactions and balances have been eliminated upon consolidation.

Change in Accounting Principle

Variable Interest Entities

In January 2010, the Company adopted amendments to Accounting Standards Codification (“ASC”) No. 810-10, Consolidation (ASC 810-10). These amendments require an enterprise to qualitatively assess the determination of the primary beneficiary of a variable interest entity (“VIE”) based on whether the enterprise: (i) has the power to direct the activities of a VIE that most significantly affect the entity’s economic performance; and (ii) has the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. These amendments also require, among other considerations, an ongoing reconsideration of the primary beneficiary. The adoption of this standard did not have a material impact on the Company’s financial statements.

Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”)

In January 2010, the FASB issued ASU 2010-06 which amended ASC No. 820-10, Fair Value Measurement and Disclosures-Overall. ASU 2010-06 requires new disclosures regarding transfers in and out of assets and liabilities measured at fair value classified within the valuation hierarchy as either Level 1 or Level 2 and information about sales, issuances and settlements on a gross basis for assets and liabilities classified as Level 3. ASU 2010-06 clarifies existing disclosures on the level of disaggregation required and inputs and valuation techniques. The provisions of ASU 2010-06 became effective for the Company on January 1, 2010, except for disclosure of information about sales, issuances and settlements on a gross basis for assets and liabilities classified as Level 3, which is effective for the Company on January 1, 2011. The provisions of ASU 2010-06 impact disclosures only and the Company has disclosed information in accordance with the revised provisions of ASU 2010-06 within this report.

Note 2.  New Accounting Pronouncements Not Yet Adopted

As of September 30, 2010, the Company has adopted all new accounting pronouncements affecting the Company.

Note 3.  Inventories

Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (“FIFO”) method. In addition, the Company uses a valuation account for inventory obsolescence, which has not been material for any periods presented. Maintenance, repair and non-productive inventory, which are considered consumables, are expensed when acquired in cost of sales. Inventories consist of the following (in thousands):

	September 30, 2010	December 31, 2009
Raw materials	$32,331	$21,911
Work in process	20,116	20,841
Finished goods	21,333	19,859

Total	$73,780	$62,611

Note 4.  Assets Held for Sale

The Company has three locations that are considered held for sale in accordance with FASB ASC No. 360, Property, Plant, and Equipment. The three locations are Gunpo, South Korea; Bergisch Gladbach, Germany; and Milwaukee, Wisconsin. The Gunpo facility was classified as held for sale in 2009 and the Bergisch and Milwaukee facilities were classified as held for sale in the first quarter of 2010. The Company’s facility in Traverse City, Michigan classified as held for sale in 2009 was sold during the third quarter of 2010. The Company’s management has demonstrated intent to sell these locations by listing the properties with local real estate agencies at prices deemed reasonable in comparison to their respective fair values; thus, the Company expects to sell these locations within one year. Accordingly, the Company has recorded these locations at fair value, ceased depreciation on them, and classified them as held for sale. The following table summarizes assets held for sale by category (in thousands):

	September 30, 2010	December 31, 2009
Land	$6,457	$2,868
Building	1,723	3,140

Total	$8,180	$6,008

Note 5.  Goodwill and Other Intangible Assets

Goodwill

The change in the carrying amount of goodwill is set forth below on a reportable segment and consolidated basis (in thousands):

	International	Americas	Consolidated
Balance at December 31, 2009	$67,079	$3,486	$70,565
Currency translation adjustment	(3,196)	107	(3,089)

Balance at September 30, 2010	$63,883	$3,593	$67,476

Intangibles

The Company has certain intangible assets that are related to customer relationships and contracts in Europe and Brazil. These intangible assets have definite lives and are amortized on a straight-line basis, which approximates the recognition of related revenue, over the estimated lives of the related assets. The intangible assets are recorded in other non-current assets. The Company anticipates amortization expense of $3.8 million through March 2013 and $3.1 million through July 2014, at which time no further amortization expense will be incurred. The Company incurred amortization expense of $0.8 million and $2.4 million, respectively, during the three and nine months ended September 30, 2010. The Company incurred amortization expense of $0.7 million and $2 million, respectively, during the three and nine months ended September 30, 2009. The following table presents information about the intangible assets of the Company at September 30, 2010 and December 31, 2009, respectively (in thousands):

		As of September 30, 2010		As of December 31, 2009
	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Amortized intangible:
Europe	6 years	$16,181	$6,838	$14,664	$5,074
Brazil	7 years	5,875	2,532	5,790	1,911

Total		$22,056	$9,370	$20,454	$6,985

Note 6.  Restructuring and Asset Impairment Charges

The Company has executed various restructuring plans and may execute additional plans in the future to realign manufacturing capacity to prevailing global automotive production and to improve the utilization of remaining facilities. Estimates of restructuring charges are based on information available at the time such charges are recorded. Due to the inherent uncertainty involved in estimating restructuring expenses, actual amounts paid for such activities may differ from amounts initially recorded. Accordingly, the Company may record revisions of previous estimates by adjusting previously established reserves.

Restructuring Charges

Restructuring charges and asset impairments include the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
International	$439	$1,113	$3,306	$3,121
Americas	(118)	965	1,701	(2,188)

Consolidated	$321	$2,078	$5,007	$933

The following table sets forth net restructuring expense by type for the periods presented (in thousands):
	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Employee termination costs	$439	$1,227	$658	$3,830
Other exit costs	(118)	851	1,650	4,013
Asset impairments	-	-	2,699	-
Restructuring income	-	-	-	(6,910)

Total	$321	$2,078	$5,007	$933

The charges incurred during 2010 and 2009 are primarily related to the following actions:

2010 Actions

During the first quarter of 2010, the Company classified its Bergisch Gladbach facility as held for sale (see note 4), which resulted in an impairment charge of $2.7 million to align the book value with the estimated fair value. The additional charges incurred in 2010 in both the International and Americas segments related to other severance costs and ongoing maintenance of facilities closed as a result of prior actions.

2009 Actions

During the nine months ended September 30, 2009, the Company incurred restructuring expense of $7.8 million, which was offset by $6.9 million of restructuring income. The charges incurred during the first nine months of 2009 in both the International and Americas segments related to severance costs and ongoing maintenance of facilities closed as a result of prior actions. The restructuring income was related to recoveries for the cancellation of an old customer program relating to the Company’s closed facility in Milwaukee, Wisconsin. This income was recorded in the Americas segment. As of June 30, 2009, all recoveries had been received.

Restructuring Reserve

The table below summarizes the activity in the accrual, reflected in accrued liabilities, for the restructuring actions described above through September 30, 2010 (in thousands):

	International	Americas	Consolidated

Balance at December 31, 2008	$2,355	$4,876	$7,231
Payments	(3,458)	(3,755)	(7,213)
Increase in liability	9,290	323	9,613
Adjustment to liability	-	117	117

Balance at December 31, 2009	8,187	1,561	9,748

Payments	(7,169)	(824)	(7,993)
Increase in liability	436	1,219	1,655
Adjustment to liability	-	(653)	(653)

Balance at September 30, 2010	$1,454	$1,303	$2,757

Except as disclosed in the table above, the Company does not anticipate incurring additional material cash charges associated with the actions described above. The increase in the Company’s accrued liabilities related to restructuring activities differs from the Company’s restructuring charges in the table above as certain items are expensed as incurred.

The liability decreased during 2010 primarily due to severance payments made relating to the closure of the Company’s facility in Bergisch Gladbach, Germany. Of the $2.8 million restructuring reserve accrued as of September 30, 2010, the majority is expected to be paid in 2010. The liability increased during 2009 primarily due to restructuring actions taken in the Company’s International segment. In July 2009, the Company announced the closure of its press shop in Bergisch Gladbach, Germany and colleagues ceased employment with the Company in October 2009. Total estimated costs of the closure of this facility were $10.2 million, which was comprised of $9.1 million of severance costs and $1.1 million of other exit costs. The Company recorded the entire charge of $10.2 million during 2009.

During the nine months ended September 30, 2010, the Company incurred severance payments related to prior accruals in Europe of $7.2 million and in North America of $0.8 million. During the year ended December 31, 2009, the Company incurred severance payments related to prior accruals in Europe of $2.4 million, Asia of $1 million, North America of $3.1 million, and Brazil of $0.7 million.

Note 7.  Debt

Senior Secured Notes

On August 24, 2010, the Company issued $430 million in senior secured notes (the “notes offering”). The senior secured notes (the “notes”) were issued at an original issue discount of $12.8 million and bear an annual interest rate of 10.625%. The original issue discount will be amortized on a straight-line basis through interest expense over the term of the notes which increases the effective annual interest rate to 11.25%. The notes mature on September 1, 2017. The notes are secured by a first priority security interest in the assets of the Company and the Company’s subsidiary guarantors on which liens have been granted (“Priority Collateral”), other than assets pledged as collateral for the revolving credit facility (“Revolver Collateral”) and second priority security interest in the Revolver Collateral; rank equally in right of payment to any existing and future senior secured indebtedness of the Company; rank senior in right of payment to any existing and future subordinated obligations of the Company; are effectively junior to any existing and future indebtedness of the Company and subsidiaries that are not guarantors; are effectively junior in priority to the revolving credit facility with respect to the Revolver Collateral; are effectively senior to any existing and future unsecured indebtedness of the Company to the extent of the value of the first priority security interest in the Priority Collateral; and are guaranteed on a senior unsecured basis by the Company and on a senior secured basis by each subsidiary guarantor.

At any time prior to September 1, 2014, the Company may redeem some or all of the notes at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus a “make-whole” premium and accrued and unpaid interest. Additionally, prior to September 1, 2014, during any 12-month period, the Company may redeem up to 10% of the principal amount of the notes at a redemption price equal to 105% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest. Further, the Company may redeem some or all of the notes at any time on or after September 1, 2014 at a redemption price equal to 105.313% of the principal amount of the notes to be redeemed through September 1, 2015 and at 100% of the principal amount thereafter, plus accrued and unpaid interest. In addition, prior to September 1, 2013, the Company may redeem up to 35% of the original principal amount of the notes from the proceeds of certain equity offerings at a price of 110.625% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest.

As of September 30, 2010, the outstanding principal balance on the notes was $417.4 million (net of a remaining $12.6 million original issue discount). The change in balance of $0.2 million relates to the amortization of the original issue discount that occurred during the period.

First Lien Term Loan

The first lien term loan was borrowed in two tranches, with $250 million advanced to the U.S. borrower and the Euro currency equivalent of $260 million (or €190.8 million) advanced to the European borrower. The first lien term loan required principal payments of 1%, paid quarterly at the end of each January, April, July and October. As of December 31, 2009, Cerberus Capital Management, L.P. and its affiliates (“Cerberus” or “Members”) owned approximately 90% of the first lien term loan. The first lien term loan was set to mature on July 31, 2013.

On August 13, 2010, in connection with the offering of the notes described above, Cerberus agreed to convert $25 million aggregate principal amount of indebtedness under the first lien term loan and, in exchange, received equity in the Company; however, no new units were issued.

On August 24, 2010, the outstanding principal balance on the U.S. Dollar and Euro tranches was repaid in full in connection with the issuance of the notes described above.

Revolving Credit Facility

The asset-based revolving credit facility (“ABL Revolver”) provides for a revolving credit facility in the aggregate amount of $150 million, subject to a borrowing base limitation. Advances under the revolving credit facility bear interest at a base rate or LIBOR, plus a margin. The applicable margins are determined by the average availability under the revolving credit facility during the preceding three months. The applicable margins as of September 30, 2010 were 0.75% for base rate borrowings and 1.75% for LIBOR-based borrowings. As of September 30, 2010, there was $102.8 million of borrowing availability under the revolving credit facility, of which $40.5 million of borrowings and no letters of credit were outstanding. The facility matures in July 2012.

The revolving credit facility is secured by (i) a first-priority lien on all accounts receivable, inventory, cash, investments and property, plant and equipment of the U.S. Borrower and guarantors; (ii) a second-priority pledge of 65% of any voting and 100% of any non-voting equity interests held in any foreign subsidiary by the U.S. Borrower and guarantors; and (iii) a second-priority lien on all other tangible and intangible assets of the U.S. Borrower and guarantors.

As of September 30, 2010, the weighted average interest rate of the Company’s credit facilities (the notes and revolving credit facility) was 9.93%.

Letter of Credit Facility

The $27.5 million letter of credit facility is fully cash collateralized by third parties for purposes of replacing or backstopping letters of credit outstanding. The letter of credit facility is part of the first lien term loan agreement, but remains outstanding as it was not retired when the first lien term loan was retired. The cash collateral was deposited by such third parties in a deposit account, and the Company has no right, title or interest in the deposit account. As of September 30, 2010, the outstanding letters of credit under the letter of credit facility were $26.2 million. The facility matures in July 2013. Applicable fees are 0.25% of the aggregate letters of credit outstanding for commissions. The letter of credit facility has a 4.25% facility commitment fee and a facility deposit fee of 0.15%. As of September 30, 2010, Cerberus owned all of the $27.5 million letter of credit facility.

Debt Issue Costs

The Company incurred interest expense related to the amortization of debt issue costs of $5.7 million and $6.8 million, respectively, during the three and nine months ended September 30, 2010, reflecting primarily the $5.3 million acceleration of debt issue costs related to the retirement of the first lien term loan. The Company incurred interest expense related to the amortization of debt issue costs of $0.6 million and $2.7 million, respectively, during the three and nine months ended September 30, 2009.

2009 Amendment

During the first quarter of 2009, the Company reached an agreement to amend certain terms of its revolving credit facility, first lien term loan agreement, and letter of credit facility. As part of the amendment, the Company agreed to reduce the $200 million revolving credit facility to $150 million.

The amendment also allowed the Company to redeem a portion of its letter of credit facility for cash. On April 8, 2009, the Company received cash proceeds of $12 million, in exchange for a reduction of the letter of credit facility from $60 million to $30 million. A gain of $11.5 million, net of fees, was recognized as other income as a result of this transaction.

Also pursuant to the amendment, the Company was required to use the proceeds from the first letter of credit reduction to repurchase a portion of the U.S. tranche of the first lien term loan. On May 1, 2009, the Company agreed to a tender offer to repurchase $32.9 million of the first lien term loan using the net proceeds from the letter of credit facility reduction. On May 6, 2009, the Company executed the agreement by transferring $11.5 million to complete the transaction, which resulted in a net gain of $20.9 million after fees, recognized as other income.

Interest Rate Swaps

The Company was required by its credit agreements to enter into two interest rate swap agreements during the third quarter of 2007 with notional principal amounts of $182.5 million and €100 million. These derivative agreements effectively fixed interest rates at 5.06% and 4.62%, respectively, on a portion of the Company’s floating debt and qualified for cash flow hedge accounting treatment under FASB ASC No. 815, Derivatives and Hedging. The swaps were designated as hedging instruments to offset the changes in cash flows resulting from changes in interest rates on this variable rate debt. The swaps were terminated in August 2010 in connection with the retirement of the first lien term loan. Under FASB ASC No. 815, each swap was recorded as a cash flow hedge in which the fair value was recorded as an asset or liability and the changes in the fair value were recorded as a component of other comprehensive income. Measurement of hedge effectiveness was performed quarterly. Any changes in the effective portion of these derivatives were recorded as a component of accumulated other comprehensive income / (loss), a component of members’ equity / (deficit). By termination, the amounts that had been recorded in accumulated other comprehensive were expensed through interest expense.

Other Foreign Subsidiary Indebtedness

As of September 30, 2010, other foreign subsidiary indebtedness of $165.3 million consisted primarily of borrowings in South Korea of $118.8 million, receivable factoring in Europe of $27.1 million, and borrowings in Brazil of $19.4 million.

Generally, borrowings of foreign subsidiaries are made under credit agreements with commercial lenders and are used to fund working capital and other operating requirements.

South Korea

As of September 30, 2010, the Company’s South Korean subsidiary had borrowings of $118.8 million, consisting of secured indebtedness of $41.7 million, secured bonds of $33.5 million, unsecured indebtedness of $26.1 million, and unsecured corporate bonds of $17.5 million issued in connection with a government sponsored collateralized bond program, which have annual interest rates ranging from 4.96% to 9.96% and maturity dates ranging from October 2010 to April 2013. The majority of these borrowings are subject to annual renewal. Substantially all of the assets of the Company’s South Korean subsidiary serve as collateral for the secured indebtedness and secured bonds.

During the first quarter of 2010, the Company renewed $14.5 million (KRW 16.5 billion) of maturing secured indebtedness for an additional year. There were no material changes to the terms of the loans except the average annual interest rate was reduced from 7.1% to 6.3%.

During the second quarter of 2010, the Company renewed $21.9 million (KRW 25 billion) of maturing secured bonds for an additional two years. The Company also renewed three additional facilities of a combined $8.3 million (KRW 9.5 billion) for an additional year. There were no material changes to the terms of the loans except for the extension of the maturities to 2011. In addition, the Company obtained a new $4.4 million (KRW 5 billion) unsecured corporate bond from the South Korean government. The bond has a three year maturity with an annual interest rate of 8.32%.

During the third quarter of 2010, the Company renewed $29.6 million (KRW 33.8 billion) of maturing indebtedness for an additional year. The renewals consisted of unsecured indebtedness of $13.1 million (KRW 14.8 billion), secured indebtedness of $12.4 million (KRW 14 billion), and a secured bond of $4.4 million (KRW 5 billion). There were no material changes to the terms of the loans except for the extension of the maturities to 2011.

Brazil

As of September 30, 2010, the Company’s Brazilian subsidiary had borrowings of $19.4 million (R$32.9 million) which have annual interest rates ranging from 12.68% to 14.03% and maturity dates ranging from October 2010 to September 2011. This credit is provided through bilateral agreements with three local banks. Periodic interest and principal payments are required. All loans have a duration of one year or less and are secured by certain fixed and current assets.

During the first quarter of 2010, two local banks provided the Company with a combined $8.6 million (R$14.5 million) of new one-year term loans that refinance previous principal payments made on the existing term loan portfolio. The terms of the new loans are substantially the same as the other portfolio loans except for a reduction in annual interest rates from the portfolio average of 13.8% to 13.2% for the new loans.

During the second quarter of 2010, one of the local banks provided the Company with a $3.1 million (R$5.3 million) new one-year term loan. The terms of the new loan are substantially the same as the other portfolio loans.

During the third quarter of 2010, one of the local banks provided the Company with a $3 million (R$5 million) new one-year term loan that refinances a previous loan. In addition, three of the local banks provided the Company with aggregate indebtedness of $10.6 million (R$18 million). The terms of the new loans are substantially the same as the other portfolio loans.

Italy

As of September 30, 2010, the receivable factoring facilities available to the Company were $32.4 million (€23.8 million), of which $27.1 million (€19.8 million) was drawn. These are uncommitted, demand facilities which are subject to termination at the discretion of the banks, and bear interest rates based on the average three month EURIBOR plus a spread ranging from 1.45% to 2.00%. The effective annual interest rates as of September 30, 2010 ranged from 2.33% to 2.88%. Any receivable factoring under these facilities is with recourse, and is secured by the accounts receivable factored. These receivable factoring transactions are recorded in the Company’s Condensed Consolidated Balance Sheet in current maturities of long-term debt.

Covenants

As of September 30, 2010, the Company was in compliance with the financial covenants that govern its credit agreements.

Capital Leases

The Company had capital lease obligations of $19.7 million and $17.6 million as of September 30, 2010 and December 31, 2009, respectively, which expire between April 2011 and March 2018.

Note 8.  Selling, General, and Administrative Expenses

The Company’s selling, general and administrative (“SG&A”) expenses include costs associated with the Company’s sales efforts; engineering; centralized finance, human resources, purchasing, and information technology services; and other administrative functions. The Company has implemented one-time compensation programs that will result in compensation charges against earnings in 2010 and subsequent periods. See note 18 for further description of each program. SG&A expenses include the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
SG&A	$32,575	$30,056	$96,350	$83,317
Special incentive program	5,115	-	5,623	-
Supplemental value creation plan	437	-	437	-
Acquisition costs	-	-	678	-

Total	$38,127	$30,056	$103,088	$83,317

Note 9.  Income Taxes

During the three and nine months ended September 30, 2010, the Company recognized an income tax benefit of $3.7 million and income tax expense of $4.6 million in relation to loss before provision for income taxes of $14.7 million and $4.4 million, respectively. The income tax expense resulted primarily from the recognition of foreign income taxes, withholding taxes, certain state taxes and tax expense recognized in operations relating to the reversal of interest rate swaps reported in AOCI, offset by the reversal of the South Korea valuation allowance.

During the three months ended September 30, 2010, the valuation allowance on deferred taxes in South Korea was reversed. The Company determined that the valuation allowance was no longer necessary because the profitability of its South Korean operations has improved over the prior two years and the expected production volumes in South Korea are remaining at or above the levels experienced in 2008. The impact on income tax expense for the third quarter was a benefit of $7.8 million, representing $9.1 million valuation allowance reversal offset by $1.3 million of income tax expense for the establishment of a reserve for uncertain tax positions required under FASB ASC No. 740, Income Taxes. Interest rate swaps expired during the period and the impact of these swaps is a component of accumulated other comprehensive income (“AOCI”), resulting in $2 million tax expense in continuing operations. Valuation allowances were provided for tax benefits generated during the 2010 periods on losses incurred in the U.S. and various foreign locations. In connection with the notes offering, Cerberus agreed to convert $25 million aggregate principal amount of indebtedness under the first lien term loan and, in exchange, received equity in the Company. As a result, the Company may experience cancellation of indebtedness income of up to $25 million for tax purposes. At December 31, 2009, the Company had approximately $148.5 million in net operating losses which the Company may use to offset any income tax payable as a result of any such cancellation of indebtedness income.

During the three and nine months ended September 30, 2009, the Company recognized income tax expense of $2.5 million and $5.3 million in relation to a net pre-tax loss of $4.9 million and $37.1 million, respectively. This income tax expense resulted primarily from the recognition of foreign income taxes, withholding taxes, and state taxes. Valuation allowances were provided for tax benefits generated during the 2009 periods on losses incurred in the U.S. and various foreign locations, including South Korea.

Note 10.  Retirement Plans

The Company sponsors various pension and other postretirement benefit plans for its employees.

In accordance with FASB ASC No. 805, Business Combinations, on August 1, 2007, the Company recorded a liability for the total projected benefit obligation in excess of plan assets for the Company’s pension plans. In addition, the Company recorded a liability for the total accumulated postretirement benefit obligation in excess of the fair value of plan assets for the Company’s other postretirement benefit plans and for postretirement benefit settlement agreements, which were approved by the Bankruptcy Court and assumed by the Company.

The Tower Automotive Consolidated Pension Plan, which resulted from the Predecessor Company’s merger of the Tower Automotive Pension Plan and the UAW Retirement Income Plan, provides benefits for certain current and former U.S. employees. Benefits under the plan are based on years of service, compensation, and other factors. Effective October 1, 2006, the plan was frozen and ceased accruing any additional benefits. Contributions by the Company are intended to fund benefits that accrued through October 1, 2006.

The Company sponsors various qualified defined contribution retirement plans. Each plan serves a defined group of employees and has varying levels of Company contributions. The Company’s contributions to certain plans may be required by the terms of the Company’s collective bargaining agreements.

The following tables provide the components of net periodic pension benefit cost and other post-retirement benefit cost (in thousands):

	Pension Benefits		Other Benefits
	Three Months Ended September 30,		Three Months Ended September 30,
	2010	2009	2010	2009
Service cost	$7	$6	$-	$-
Interest cost	3,267	3,522	251	247
Expected return on plan assets	(2,647)	(2,506)	-	-
Amortization of net losses	359	375	-	-

Net periodic benefit cost	$986	$1,397	$251	$247

	Pension Benefits		Other Benefits
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Service cost	$23	$22	$-	$-
Interest cost	9,981	10,784	755	765
Expected return on plan assets	(7,965)	(7,558)	-	-
Amortization of net losses	1,157	1,461	-	-

Net periodic benefit cost	$3,196	$4,709	$755	$765

The Company expects its minimum pension funding requirements to be $9.7 million during 2010, of which the Company made contributions of $3.5 million and $7.6 million, respectively, during the three and nine months ended September 30, 2010.

The Company contributed $0.8 million and $2.4 million during the three and nine months ended September 30, 2010 to its defined contribution employee savings plans.

As part of the Predecessor Company’s reorganization in 2007, future post-retirement benefit payments were capped at specified amounts to be paid through April 2011. During the three and nine months ended September 30, 2010, the Company made contributions of $0.3 million and $0.9 million, respectively, to a Voluntary Employee Benefit Association (“VEBA”) trust that administers medical insurance benefits. As of September 30, 2010, the Company has $0.9 million remaining to be paid to VEBA trusts.

Note 11.  Members’ Equity / (Deficit) and Noncontrolling Interests

The tables below provide a reconciliation of the carrying amount of total members’ equity / (deficit), including members’ equity / deficit attributable to Tower Automotive, LLC (“Tower”) and equity attributable to the noncontrolling interests (“NCI”) (in thousands):

	Nine Months Ended September 30,
	2010			2009
	Tower	NCI	Total	Tower	NCI	Total
Members’ equity / (deficit) beginning balance	$(186,723)	$39,564	$(147,159)	$(124,070)	$35,545	$(88,525)
Net income / (loss)	(15,572)	6,543	(9,029)	(48,960)	6,520	(42,440)
Other comprehensive income / (loss):
Change in cumulative translation adjustment	13,123	852	13,975	12,134	(17)	12,117
Amortization of actuarial loss	1,157	-	1,157	1,461	-	1,461
Settlement of interest rate swaps	12,551	-	12,551	-	-	-
Unrealized gain / (loss) on qualifying cash flow hedge, net	(224)	-	(224)	2,711	-	2,711

Total comprehensive income / (loss)	11,035	7,395	18,430	(32,654)	6,503	(26,151)
Preferred unit dividends paid	(95)	-	(95)	(388)	-	(388)
Cumulative preferred units accrued	(10,612)	-	(10,612)	(11,499)	-	(11,499)
Conversion of preferred units	181,521	-	181,521	-	-	-
Contribution of indebtedness	25,000	-	25,000	-	-	-
Noncontrolling interest dividends	-	(5,257)	(5,257)	-	(4,866)	(4,866)
Compensation expense	263	-	263	230	-	230

Members’ equity / (deficit) ending balance	$20,389	$41,702	$62,091	$(168,381)	$37,182	$(131,199)

The following tables present the components of accumulated other comprehensive income (in thousands):

	As of September 30, 2010	As of December 31, 2009	Other Comprehensive Income
Foreign currency translation adjustment	$34,334	$21,211	$13,123
Defined benefit plans, net	(61,866)	(63,023)	1,157
Unrealized gain / (loss) on qualifying cash flow hedge, net	(224)	(12,551)	12,327

Accumulated other comprehensive income	$(27,756)	$(54,363)	$26,607

Note 12.  Members’ Equity / (Deficit) and Share Based Compensation

Members’ Equity

Prior to August 12, 2010, the membership interests in the Company (“Membership Interests”) were represented by issued and outstanding “Units” divided into three series consisting of “Redeemable Preferred Units,” “Common Units” and “MIP Units.” Effective August 12, 2010, the three series of units of the Company were converted into one series of “Capital Units.”

Capital Units

On August 12, 2010, the Company’s operating agreement was amended and restated (the “Unit Conversion”) to provide for the conversion of the Company’s Redeemable Preferred Units, Common Units, and MIP Units into a single class of membership interests, referred to as Capital Units. As of September 30, 2010, a total of 8,500 Capital Units of Tower Automotive, LLC were owned by Cerberus and a total of 1,500 Capital Units of Tower Automotive, LLC were owned by Tower Management, LLC (“Management LLC Capital Units”).

The Management LLC Capital Units held by the former owner of MIP Units will not be entitled to distributions until the holders of the other Capital Units have received distributions, in addition to tax distributions, equal to

$180.9 million plus a return on the unpaid portion of such amount accruing from July 31, 2010 (“Reference Date”) on a quarterly cumulative basis at a rate of 10% per annum (“Reference Amount”). As a result of the contribution of indebtedness, the Reference Amount was increased by $25 million to $205.9 million, together with interest accruing on that amount from August 24, 2010.

The Management LLC Capital Units shall not vest until the first time subsequent to the Reference Date when the aggregate distributions made by the Company with respect to all Vested Members since the Reference Date equals the Reference Amount (“Vesting Time”).

Common Units

Prior to the Unit Conversion, the Company had authorized, issued, and outstanding 8,500 units of Membership Interest (designated as “Common Units”). Cerberus made initial capital contributions for all of the Common Units, for total cash proceeds of $11.3 million. The Common Units were entitled to all of the rights of ownership, including voting rights. Due to the Unit Conversion, no Common Units were outstanding as of September 30, 2010.

MIP Units / Share Based Compensation

Prior to the Unit Conversion, the Company authorized 1,500 units of Membership Interest (designated as “MIP Units”) to be eligible for grants in connection with the Company’s Management Incentive Plan (“MIP”). The MIP was designed to promote the long-term success of the Company through share-based compensation by aligning the interests of participants with those of its members. The Company’s management determined vesting at the date of grant and assigned the original MIP Units with both service and performance conditions. Effective February 19, 2010, the Board of Managers (“Board”) removed the performance conditions from the MIP Units, which resulted in only a service condition remaining to each unit. The modification resulted in no incremental compensation cost as the fair value of the awards did not change based on the modified terms.

Under the fair value recognition provisions, share-based compensation cost was measured at the grant date based on the fair value of the award and was recognized as expense over the applicable vesting period of the award. The fair value of each MIP Unit was based on the fair value of the Common Units on the date of grant. The compensation cost for the MIP Plan was insignificant for the periods ended September 30, 2010 and 2009, respectively, with no income tax benefit due to the valuation allowance in the United States recognized during 2010 and 2009.

MIP Units were entitled to all of the rights of ownership but were not entitled to vote, unless required by the Limited Liability Act of the State of Delaware. In addition, MIP Units were entitled to share in the residual value of the Company based on the liquidation preferences described below. Due to the Unit Conversion, no MIP Units were outstanding as of September 30, 2010.

There was no established trading market for the Company’s former Common Units, Redeemable Preferred Units, or MIP Units.

Membership Interest Distributions

Each fiscal year, the Company may make certain distributions to its Members, absent a Liquidation Event (as defined below), and after all amounts are paid by the Company for such fiscal year for ordinary and necessary business expenses, employee salaries and benefits, and payments of principal and interest on any Company indebtedness, in accordance with the following order of priority. First, to the Members, a tax distribution amount which is intended to enable the Members to use such distributions to satisfy their estimated and final income tax liabilities for that fiscal year. Second, until the Vesting Time, to the holders of all Capital Units other than holders of Management LLC Capital Units, an amount that is pro rata in proportion to their respective number of Capital Units. Thereafter, following the Vesting Time, to the holders of all Capital Units (including holders of Management LLC Capital Units), an amount that is pro rata in proportion to their respective number of Capital Units. If distributions are not made with respect to any fiscal year, the distributions to the holders of all Capital Units other than holders of Management LLC Capital Units will be cumulative.

In the event of (i) a liquidation, dissolution, or winding up of the Company; (ii) a sale of all or substantially all of the assets of the Company to an unrelated third party; (iii) a merger, acquisition, or sale of Membership Interests, in which Members immediately prior to such event have received consideration for no less than half of the value of their Membership Interests; or (iv) a recapitalization, reorganization, reclassification, or other similar transaction in which the

Company receives proceeds from a financing for the purpose of distributing such proceeds to the Members and the consummation of which the Board determines is a liquidation event (each, a “Liquidation Event”), the Board is required to make distributions in the following order of priority. First, payment of all debts and liabilities owing to creditors including, if applicable, Members in their capacity as creditors and the expenses of dissolution or liquidation; second, establishment of such reserves as are deemed necessary by the Board for any contingent or unforeseen liabilities of the Company; third, until the Vesting Time, to the holders of all Capital Units other than holders of Management LLC Capital Units, pro rata in proportion to their respective number of Capital Units; and (d) thereafter, following the Vesting Time, to the holders of all Capital Units (including holders of Management LLC Capital Units), pro rata in proportion to their respective number of Capital Units.

In connection with the Company’s conversion from a limited liability company to a Delaware corporation and subsequent IPO of common stock, all Capital Units have been converted into shares of common stock (see note 19) thereby eliminating Membership Interest distributions.

Note 13.  Redeemable Preferred Units

Prior to the Unit Conversion (see note 12), the Company had outstanding 10,000 units of Membership Interest (designated as “Redeemable Preferred Units”). This was the total number of units authorized, issued, and outstanding. The Members made initial capital contributions for all of the Redeemable Preferred Units in the amount of $213.8 million in July 2007. Redeemable Preferred Units were entitled to all of the rights of ownership, including a profits interest and a distribution preference, but had no conversion rights. Redeemable Preferred Units were non-voting, unless required by the Limited Liability Act of the State of Delaware. In accordance with FASB ASC No. 480, Distinguishing Liabilities from Equity, the Redeemable Preferred Units were recorded as mezzanine equity at their issuance price, as they were redeemable at the option of the holder, based on the Members control of the Board of the Company. The initial carrying amount of redeemable preferred stock was its fair value, which was equal to the redemption value at date of issue.

The redemption value of the Redeemable Preferred Units was an amount that was equal to the holder’s initial capital contribution less all distributions previously made to such Redeemable Preferred Unit holders (the “Unpaid Preference Amount”) plus an amount accruing at the rate of 10% per quarter on the holder’s Unpaid Preference Amount (the “Preferred Return Amount”). Therefore, if distributions were not made with respect to any fiscal year, the Redeemable Preferred Unit holders’ distributions were cumulative. These units were recorded at redemption value at each balance sheet date and the Preferred Return Amount was recorded as an adjustment to retained earnings. During the three and nine months ended September 30, 2010, the Company paid distributions to the Redeemable Preferred Unit holders of $0 million and $0.1 million, respectively. During the three and nine months ended September 30, 2009, the Company paid distributions to the Redeemable Preferred Unit holders of $0 million and $0.4 million, respectively.

On August 12, 2010, the Redeemable Preferred Units were converted to Capital Units in connection with the Unit Conversion at carrying value, which approximated fair value. Due to the Unit Conversion, no Redeemable Preferred Units were outstanding as of September 30, 2010.

Note 14.  Earnings per Share (“EPS”)

As of September 30, 2010, the Company had outstanding Capital Units (see note 12). In connection with the Corporate Conversion and IPO (see note 1), existing holders of Capital Units received 12,467,866 shares through conversion of their Capital Units into common shares. Additionally, in the third quarter of 2010, prior to the Corporate Conversion, the Company completed the Unit Conversion whereby the Company converted its Common Units, MIP Units, and Redeemable Preferred Units into Capital Units (see note 12). The units outstanding before and after the Unit Conversion were held by the same parties. In addition, the units outstanding before and the shares outstanding after the Corporate Conversion were held by those same parties.

The impact of the IPO has been applied on a retrospective basis to determine earnings per share for the periods presented. The weighted average number of common shares reflected in the calculation is the total number of shares issued to the Company’s Members based upon their units held on the IPO date.

A summary of information used to compute basic net loss per share attributable to Tower Automotive, LLC is shown below (in thousands – except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net loss attributable to Tower Automotive, LLC	$(13,001)	$(9,925)	$(15,572)	$(48,960)
Less: Preferred unit dividends	(2,058)	(4,036)	(10,707)	(11,887)

Loss available to common stockholders	$(15,059)	$(13,961)	$(26,279)	$(60,847)

Weighted average basic and diluted units outstanding	12,467,866	12,467,866	12,467,866	12,467,866

Basic and diluted loss per share attributable to Tower Automotive, LLC	$(1.21)	$(1.12)	$(2.11)	$(4.88)

Note 15.  Segment Information

The Company defines its operating segments as components of its business where separate financial information is available and is routinely evaluated by management. The Company’s chief operating decision maker (CODM) is the Chief Executive Officer.

The Company produces engineered structural metal components and assemblies primarily serving the global automotive industry. All of the Company’s operations have similar economic characteristics, and share fundamental characteristics including the nature of the products, production processes, customers, and distribution channels. The Company’s products include body structure stampings, chassis structures (including frames), and complex welded assemblies for small and large cars, crossovers, pickups and SUVs. The Company is comprised of four operating segments: Europe, Asia, North America, and South America. These operating segments are aggregated into two reportable segments. The International segment consists of Europe and Asia while the Americas segment consists of North and South America.

The Company measures segment operating performance based on Adjusted EBITDA. The Company uses segment Adjusted EBITDA as the basis for the CODM to evaluate the performance of each of the Company’s reportable segments.

The following is a summary of selected data for each of the segments (in thousands):

	International	Americas	Consolidated
Three Months Ended September 30, 2010
Revenues	$263,004	$211,636	$474,640
Adjusted EBITDA	22,954	16,126	39,080
Capital Expenditures	9,297	12,311	21,608
Total assets	$868,041	$501,767	$1,369,808

Three Months Ended September 30, 2009
Revenues	$253,500	$182,062	$435,562
Adjusted EBITDA	26,534	19,332	45,866
Capital Expenditures	13,520	12,805	26,325
Total assets	$910,589	$463,279	$1,373,868

Nine Months Ended September 30, 2010
Revenues	$821,587	$633,864	$1,455,451
Adjusted EBITDA	88,454	53,051	141,505
Capital Expenditures	22,898	31,942	54,840
Total assets	$868,041	$501,767	$1,369,808

Nine Months Ended September 30, 2009
Revenues	$691,721	$441,690	$1,133,411
Adjusted EBITDA	72,530	14,382	86,912
Capital Expenditures	33,132	19,895	53,027
Total assets	$910,589	$463,279	$1,373,868

Inter-segment sales are not significant for any period presented. Capital expenditures do not equal cash disbursed for purchases of property, plant, and equipment as presented in the accompanying consolidated statements of cash flows, as capital expenditures above include amounts paid and accrued during the periods presented.

The following is a reconciliation of Adjusted EBITDA to net loss before provision for income taxes (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Adjusted EBITDA	$39,080	$45,866	$141,505	$86,912
Restructuring	(321)	(2,078)	(5,007)	(933)
Depreciation and amortization	(27,535)	(36,331)	(86,241)	(115,770)
Receivable factoring charges and other	(86)	(300)	(358)	(514)
Acquisition costs	-	-	(679)	-
Incentive compensation related to funding events	(5,552)	-	(6,059)	-
Interest expense, net	(20,309)	(13,260)	(47,565)	(40,504)
Other income, net	-	1,212	-	33,661

Loss before provision for income taxes	$(14,723)	$(4,891)	$(4,404)	$(37,148)

Note 16.  Fair Value of Financial Instruments

Fair value is generally determined based on quoted market prices in active markets for identical assets or liabilities. If quoted market prices are not available, the Company uses valuation techniques that place greater reliance on observable inputs and less reliance on unobservable inputs. In measuring fair value, the Company may make adjustments for risks and uncertainties, if a market participant would include such an adjustment in its pricing.

FASB ASC No. 820, Fair Value Measurements and Disclosures, establishes a fair value hierarchy that distinguishes between assumptions based on market data, referred to as observable inputs, and the Company’s assumptions, referred to as unobservable inputs. Determining where an asset or liability falls within that hierarchy depends on the lowest level input that is significant to the fair value measurement as a whole. An adjustment to the pricing method used within either Level 1 or Level 2 inputs could generate a fair value measurement that effectively falls in a lower level in the hierarchy. The hierarchy consists of three broad levels as follows:

Level 1: Quoted market prices in active markets for identical assets and liabilities;

Level 2: Inputs other than level 1 inputs that are either directly or indirectly observable; and

Level 3: Unobservable inputs developed using internal estimates and assumptions, which reflect those that market participants would use.

The Company has the following assets and liabilities measured at fair value on a recurring basis during the nine months ended September 30, 2010 (in thousands):

		Fair Value at Reporting Date Using
	Nine Months Ended September 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Foreign exchange hedges, net	$(224)	$-	$(224)	$-

The fair value of the interest rate swaps is determined using third-party valuation models. The third party valuation models use quoted interest rate curves to calculate the forward value and then discount the forward values to the present period.

The Company has the following assets and liabilities measured at fair value on a non-recurring basis during the nine months ended September 30, 2010 (in thousands):

		Fair Value Measurements Using
	Nine Months Ended September 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Long-lived assets held for sale	$8,180	$-	$-	$8,180

The fair value of the long-lived assets held for sale was determined using third-party appraisals. The third party appraisals use current market conditions to determine the fair market value.

At September 30, 2010, the carrying value and estimated fair value of the Company’s long-term debt was $623.2 million and $625.3 million, respectively. At December 31, 2009, the carrying value and estimated fair value of the Company’s long-term debt was $651.9 million. The majority of the Company’s long-term debt at September 30, 2010 is traded in the market and is classified as a Level 1 measurement. The fair value was determined based on the quoted active market values. The majority of the Company’s long-term debt at December 31, 2009 was owned by Cerberus and was classified as a Level 3 measurement. The fair value was determined using significant unobservable inputs based on the estimated fair value of comparable instruments with quoted active market values.

The carrying amounts of cash and cash equivalents and accruals approximate fair value because of the short maturity of these instruments.

Note 17.  Acquisition of Facility in Artern, Germany

On March 14, 2010, a foreign subsidiary of the Company acquired the assets of the manufacturing plant of TWB Fahrzeugtechnik GmbH & Co, KG i.L. located in Artern, Germany from an insolvency administrator. The acquisition was accounted for as a purchase under the acquisition method in accordance with FASB ASC No. 805, Business Combinations. The total purchase price was approximately $17.7 million, which does not include direct acquisition costs of approximately $0.7 million. The acquisition was recorded by allocating the purchase price to the assets acquired, including identifiable intangible assets and liabilities assumed, based on their estimated fair values at the date of acquisition. There was no goodwill recorded in connection with the acquisition. Supplemental pro forma disclosures are not included as the amounts are deemed immaterial. Revenues and earnings of the acquiree since the acquisition date included in the Company’s Condensed Consolidated Statement of Operations are immaterial for all periods presented.

The Company will be liable to pay back certain investment grants in the amount of $2.2 million, if agreed upon levels of employment at the Artern facility are not maintained through April 30, 2011. At present, the Company expects to maintain adequate employment through the period ending April 30, 2011.

In accordance with FASB ASC No. 805, the preliminary purchase price allocation is subject to additional adjustment within one year after the acquisition as additional information on asset and liability valuations becomes available. Through September 30, 2010, no adjustments to the initial purchase price allocation have been recorded.

Note 18.  Commitments and Contingencies

Compensation Programs

The primary objectives of the Company’s compensation programs are to (i) attract, motivate and retain the best executive officers with the skills necessary to successfully manage the business, and (ii) align the interests of the executive officers with equityholders by rewarding them for strong Company performance.

Special Incentive Program

The Board established the Special Incentive Program on February 19, 2010. The Special Incentive Program provides for a $5.5 million cash bonus to be paid to eight executives if a Qualifying Event occurs. For this program, a “Qualifying Event” is defined as the consummation of an IPO or the repayment of the Company’s existing first lien term loan in full. The Company initially believed it would repay the first lien term loan on or before its July 31, 2013 expiration date; thus, the Company began recording an expense related to the Special Incentive Program on a straight-line basis through July 31, 2013. On July 22, 2010, the Board modified the Special Incentive Program to provide that, in addition to the $5.5 million cash bonus payable upon consummation of an IPO or retirement of the Company’s first lien term loan, an additional cash bonus of $1.2 million will be payable to specified executive officers of the Company on the earlier of the one year anniversary of the consummation of a notes offering or the consummation of an IPO. As the Company retired its first lien term loan on August 24, 2010, the Company recognized the remaining expense related to the $5.5 million in August and began recording the additional $1.2 million over the one year vesting period. The Company recorded an expense of $5.2 million and $5.7 million for the three and nine months ended September 30, 2010, respectively. As of September 30, 2010, the Company has a liability remaining of $1.1 million relating to the Special Incentive Program.

Long Term Incentive Program

The Board established the Long Term Incentive Program on February 19, 2010. Participants will receive special cash bonuses if a Qualifying Transaction occurs. For this program, a “Qualifying Transaction” is defined as a distribution to the Company’s Preferred Unit holders in excess of $50 million. In the event of an IPO, the special bonuses are expected to be paid in the form of restricted stock units (“RSUs”), the number of which is to be determined on the basis of the amount of value attributable to the Preferred Unit holders. A Qualifying Transaction is not a prerequisite to such award of RSUs. As these bonuses are based on the aggregate value of a future Qualifying Transaction, the value cannot be determined as of September 30, 2010. In addition, the Company does not deem the payment of the award as probable absent an IPO; therefore, no liability is recorded in the Company’s financial statements as of September 30, 2010.

Amended Value Creation Plan (“VC Plan”)

The Board amended the VC Plan on February 19, 2010. The VC Plan provides for special cash bonuses to be paid to approximately 70 executives if a Funding Event were to occur. A Funding Event is defined as either the consummation of an IPO or the occurrence of a liquidation event (as defined in the Company’s operating agreement). In the case of a Funding Event that occurs upon the consummation of an IPO, payment of such bonuses will occur following the sale by the Preferred Unit holders with cumulative proceeds in an amount equal to the full value of their preferred investment in the Company. Under the VC Plan, the amount potentially available for distribution to participants is determined based on the Net Value Gained as a result of a Funding Event. Net Value Gained is defined as the net profit realized as a result of a Funding Event by the equity owners in respect of their investment in Common Units, all as determined by the Board of Managers in good faith.

The Value Creation Pool that is available for distribution due to a Qualifying Event will be equal to the following amount:

•	3.75% of Net Value Gained if Net Value Gained is less than $1 billion.

•	4.0% of Net Value Gained if Net Value Gained is $1 billion or more but less than $1.2 billion.

•	4.2% of Net Value Gained if Net Value Gained is $1.2 billion or more.

Participants will be assigned a percentage of the pool for distribution. The special bonuses are based on the aggregate value of a future Funding Event, and accordingly cannot be determined as of September 30, 2010. In addition, the Company does not deem the payment of the award as probable absent an IPO; therefore, no liability is recorded in the Company’s financial statements as of September 30, 2010.

Supplemental Value Creation Program

The Supplemental Value Creation Program was created in addition to the VC Plan discussed above on February 19, 2010. The Supplemental Value Creation Program provides for a $7.5 million cash bonus to be paid to approximately 70 executives, subject to vesting requirements of nine and 18 months, if a Qualifying Liquidation Event were to occur. A Qualifying Liquidation Event was initially defined to have occurred if the Preferred Unit holders received a cash distribution in an amount equal to the full value of their preferred investment in the Company. On July 22, 2010, the Supplemental Value Creation Program was modified to include the retirement of the existing first lien term loan in full or consummation of an IPO as Qualifying Liquidation Events. As the Company retired its first lien term loan on August 24, 2010, the Company began recording a liability in August 2010 related to this Program. The Company recorded an expense of $0.4 million for the three and nine months ended September 30, 2010. As of September 30, 2010, the Company has recorded a liability of $0.4 million relating to this Program.

Environmental Matters

The Company owns properties which have been impacted by environmental releases. The Company is actively involved in investigation and/or remediation at several of these locations. Total costs and liabilities associated with environmental contamination could be substantial and may have an adverse impact on the Company’s financial condition, results of operations or cash flows.

Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. The established liability for environmental matters is based upon management’s best estimates of expected investigation/remediation costs related to environmental contamination. It is possible that actual costs associated with these matters will exceed the environmental reserves established by the Company. Inherent uncertainties exist in the estimates, primarily due to unknown environmental conditions, changing governmental regulations and legal standards regarding liability and evolving technologies for handling site remediation and restoration. At September 30, 2010 and December 31, 2009, the Company had accrued approximately $1.8 million for environmental matters.

Contingent Matters

The Company will establish reserves for matters in which losses are probable and can be reasonably estimated. These types of matters may involve additional claims that, if granted, could require the Company to pay penalties or make other expenditures in amounts that will not be estimable at the time of discovery of the matter. In these cases, a liability will be recorded at the low end of the range if no amount within the range is a better estimate in accordance with FASB ASC No. 450, Accounting for Contingencies.

In connection with the Predecessor Company’s reorganization, all of the assets not acquired by the Company in the Original Acquisition were transferred to a Post-Consummation Trust (the “Post-Consummation Trust”). As part of the Original Acquisition, the Company agreed to pay up to $70 million to the Post-Consummation Trust to relinquish certain defined liabilities to date. The Company has made payments of $57.5 million and remains contingently liable to pay an additional $12.5 million. As of September 30, 2010, the Company had not recorded a liability for the $12.5 million since it does not believe it is probable that any additional payments to the trust will be required; therefore, these amounts were eliminated as part of the final purchase accounting adjustments. To the extent that future payments are required, the payments will be expensed.

Litigation

The Company is subject to various legal actions and claims incidental to its business. Litigation is subject to many uncertainties and the outcome of individual litigated matters is not predictable with assurance. After discussion with counsel, it is the opinion of management that the outcome of such matters will not have a material adverse impact on the Company’s financial position, results of operations, or cash flows.

Note 19.  Subsequent Events

On October 15, 2010, the Company’s common stock began trading on the New York Stock Exchange following the Company’s IPO. Effective October 14, 2010, prior to the IPO, (i) all of the Company’s equity owners transferred their equity interests in Tower Automotive, LLC to a newly created limited liability company, Tower International Holdings, LLC, (ii) Tower Automotive, LLC converted into a Delaware corporation named Tower International, Inc., and (iii) all of the equity interests in Tower Automotive, LLC were converted into common stock of Tower International, Inc. Thus, immediately prior to the IPO and the commencement of trading of the Company’s common stock, all of the Company’s outstanding common stock was owned by Tower International Holdings, LLC. On October 20, 2010, the Company received $75.6 million of proceeds in connection with the closing of the IPO. On November 8, 2010, the Company sold an additional 383,722 shares resulting in additional proceeds of $4.6 million pursuant to a partial exercise of the underwriters’ over-allotment option.

Certain of the Company’s compensation programs (see note 18) were impacted by the consummation of the IPO. The additional $1.2 million Special Incentive Program vested immediately upon the closing of the IPO. The full amount of the compensation paid pursuant to the Special Incentive Program that has not been previously expensed will be charged as a compensation expense against earnings in the fourth quarter of 2010 when the compensation is paid. No compensation expense will be recognized related to the Amended Value Creation Plan as no benefits will be paid under the plan based upon the size of the Company’s IPO. Under the Company’s Long Term Incentive Program, the Company granted RSUs covering an aggregate of 1,763,625 shares of common stock to the Company’s executive officers, a Board member and a consultant. The grant date value of the RSUs, less an estimated forfeiture amount, will be charged as a compensation expense against earnings over the vesting period of the RSUs, commencing in the fourth quarter of 2010.

In addition, the Company granted stock options covering an aggregate of 455,496 shares of common stock to the Company’s executive officers and other employees, each with an exercise price equal to the price to the public of the common stock sold in this offering. The grant date value of the stock options, less an estimated forfeiture amount, will be charged as a compensation expense against earnings over the vesting period of the stock options, commencing in the fourth quarter of 2010.

The Company used $58.5 million of the proceeds from the IPO to reduce the outstanding balance on the revolving credit facility and intends to use the balance of such proceeds plus $3 million of its cash to reduce outstanding indebtedness and to pay expenses of the IPO not previously paid.

The Company’s solar customer, Stirling Energy Systems, or SES, has informed the Company that it is experiencing delays in obtaining financing for its solar programs. Until financing can be secured, SES is planning to curtail its expenditures on its solar programs and will delay the launch of high volume manufacturing, including the purchase of products from the Company. SES has advised the Company that it intends to continue pursuing the necessary financing. However, there can be no assurance as to when or if financing will be made available to SES. The Company is evaluating the impact of this delay and the potential need to record an impairment charge related to its investment and building lease for this specific customer. At this time, the Company does not believe that an impairment charge is necessary.

The Company’s incurred investment cost to date is estimated at about $15 million, some portion of which should be recoverable even if there is no program with SES and no other solar programs with other potential customers. The lifetime lease cost for the building lease is about $10 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this report and our prospectus filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended, or the Securities Act, with the Securities and Exchange Commission, or SEC, on October 15, 2010.

Disclosure Regarding Forward-Looking Statements

This report contains statements which constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve substantial risks and uncertainties, including but not limited to statements relating to trends in the operations and financial results and the business and the products of our Company. The forward-looking statements can be identified by the words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” “project,” and other similar expressions. Forward-looking statements are made as of the date of this report and are based upon management’s current expectations and beliefs concerning future developments and their potential effects on us. Such forward-looking statements are not guarantees of future performance. The following important factors, and those important factors described elsewhere in this report, including the matters set forth in “Exhibit 99.1—Risk Factors,” could affect (and in some cases have affected) our actual results and could cause such results to differ materially from estimates or expectations reflected in such forward-looking statements:

•	Automobile production volumes by original equipment manufacturers (“OEMs”);

•	the financial condition of the OEMs;

•	our ability to make scheduled payments of principal or interest on our indebtedness;

•	our ability to refinance our indebtedness;

•	our ability to generate non-automotive revenues, including revenues from our solar agreement with Stirling Energy Systems (“SES”);

•	our ability to comply with the covenants and restrictions contained in the instruments governing our indebtedness;

•	our customers’ ability to obtain equity and debt financing for their businesses;

•	our dependence on our largest customers;

•	significant recalls experienced by OEMs;

•	pricing pressure from our customers;

•	strengthening of the U.S. dollar and other foreign currency exchange rate fluctuations impacting our results;

•	work stoppages or other labor issues at our facilities or at the facilities of our customers or suppliers;

•	risks associated with non-U.S. operations, including foreign exchange risks and economic uncertainty in some regions;

•	costs or liabilities relating to environmental and safety regulations; and

•	any increase in the expense and funding requirements of our pension and other postretirement benefits.

We do not assume any obligation to update or revise the forward-looking statements contained in this report.

This report also contains estimates and other statistical data made by independent parties and by us relating to market size and growth and other data about our industry. This data involves a number of assumptions and limitations, and you are cautioned not to give undue weight to such estimates. We have not independently verified the statistical and other industry data generated by independent parties that is contained in this report and, accordingly, we cannot assure you of its accuracy or completeness. In addition, projections, assumptions and estimates of our future performance and the future performance of the industries in which we operate are necessarily subject to a high degree of uncertainty and risk.

Any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. Except as required by law, we undertake no obligation to publicly revise our forward-looking statements to reflect events or circumstances that arise after the date of this report.

Overview of the Business

Tower Automotive, LLC was formed in April 2007 as a Delaware limited liability company. It acquired the assets of Tower Automotive, Inc. and its subsidiaries (the “Predecessor Company”) in July 2007 (“Original Acquisition”). On October 14, 2010, in connection with its initial public offering (“IPO”), Tower Automotive, LLC was converted to a Delaware corporation named Tower International, Inc. (the “Corporate Conversion”) (see “Recent Developments”). Upon the Corporate Conversion, all of the equity interests in Tower Automotive, LLC were converted into common stock of Tower International, Inc. All of the financial results presented in this report pre-date the Corporate Conversion.

We are a leading integrated global manufacturer of engineered structural metal components and assemblies primarily serving automotive OEMs. We offer our automotive customers a broad product portfolio, supplying body-structure stampings, frame and other chassis structures, as well as complex welded assemblies, for small and large cars, crossovers, pickups and SUVs. We have also recently entered the utility-scale solar energy market with an agreement to supply large stamped mirror-facet panels and welded support structures.

Our products are manufactured at 32 production facilities strategically located near our customers in North America, South America, Europe and Asia. We support our manufacturing operations through nine engineering and sales locations throughout the world. Our products are offered on a diverse mix of vehicle platforms, reflecting the balanced portfolio approach of our business model and the breadth of our product capabilities. We supply products to approximately 160 vehicle models globally. Our 10 largest vehicle models represented approximately 36% of our 2009 revenues.

We are a disciplined, process-driven company with an experienced management team which has a history of implementing sustainable operational improvements. From January 1, 2008 through December 31, 2009, we achieved $195 million in manufacturing and purchasing cost reductions. We achieved these cost reductions in large part through successful implementation of Lean Six Sigma principles and rigorous application of global best practices. These cost reductions helped us achieve a 6% gross profit margin and a 7.6% Adjusted EBITDA margin in 2009 during an historically challenging environment in the automotive industry.

We believe that our product capabilities, our geographic, customer and product diversification and the cost reductions that we achieved in 2008 and 2009 position us to benefit from a recovery in global automotive industry production. We intend to leverage our program management and engineering experience to pursue growth opportunities outside our existing automotive markets, as demonstrated by our solar agreement. The solar industry shows promise for us, as many applications require highly engineered large stampings and complex welded structural assemblies that must be produced in high volume at repeatable tight tolerances similar to our product requirements in the automotive industry. Pursuant to our solar agreement, we are to supply large stamped mirror-facet panels and welded support structures to SES. The amount of revenues that we may generate from this agreement will depend in part upon the extent of the financing SES is able to raise for its solar projects. We cannot be sure when production will commence or when revenues will be generated from these projects until SES secures appropriate financing. See “Exhibit 99.1—Risk Factors—Our ability to recognize revenues from our agreement with Stirling Energy Systems, or SES, is subject to several risks, any one of which could materially and adversely impact our business, financial condition, results of operations and cash flows.”

While we plan to invest approximately $30 to $35 million (net of government and other incentives) to support this agreement, we only plan to invest approximately $10 million to $15 million (net of government and other incentives) during 2010. We cannot yet predict the extent to which such spending will be made in 2011 or in subsequent periods. Our capital expenditures for these projects would include investing in a new facility in the southwest United States that could provide a base for additional expansion. See note 19 to our condensed consolidated financial statements for further discussion.

We believe the solar industry in the United States and globally has the potential to grow at an average rate substantially greater than the longer term trend rate for the automotive industry. Beyond solar, we believe there may be similar opportunities in the future to apply and extend our core skills in other industries, such as defense.

Factors Affecting Our Industry

Our business and our revenues are primarily driven by the strength of the global automotive industry, which tends to be cyclical and highly correlated to general global macroeconomic conditions. The strength of the automotive market dictates the volume of purchases of our products by our OEM customers to ultimately satisfy consumer demand. We manufacture products pursuant to written agreements with each of our OEM customers. However, those agreements do not dictate the volume requirements of our customers; instead, OEMs monitor their inventory and the inventory levels of their dealers and adjust the volume of their purchases from us based on consumer demand for their products.

During the latter half of 2008 and throughout 2009, the automotive industry experienced an unprecedented downturn, led by the recession in the United States and followed by declines in many major markets around the world. The economic crisis in general, and the decline in consumer spending and the financial market turmoil in particular, had a severe and detrimental impact upon the global automotive market. In response to both the lack of strong consumer demand and the tightening of access to financial markets, OEMs reduced production volumes throughout the automotive industry, significantly impacting the revenues of both OEMs and their suppliers.

The reports prepared by CSM Worldwide® are subscription-based. All references in this report to historical industry production volumes, projections, estimates or other data attributable to CSM Worldwide® are based on data available from the CSM Worldwide® October 2010 forecast.

As measured by CSM Worldwide®, global industry production of cars and light trucks peaked at 69 million in 2007 and declined to 57 million in 2009. This decline was more pronounced in the more mature markets: North American and European production levels declined from 37 million vehicles in 2007 to 25 million vehicles in 2009. In response to the unprecedented economic crisis, certain governments, including the United States, enacted tax incentives and took other affirmative steps to spur consumer purchases of automobiles in 2009. These steps may have limited the adverse effects of the global economic crisis on the automotive industry and may help to position the industry for recovery. Over the long term, October CSM Worldwide® projects production will reach 84 million vehicles by 2013, reflecting a recovery in both the North American and European markets as well as continued growth in emerging markets such as China and Brazil. We believe that we are well positioned to benefit from this long-term trend, but we are not insulated from short-term fluctuations in the global automotive industry.

Factors Affecting Our Revenues

While overall production volumes are largely driven by economic factors outside of our direct control, we believe that the following elements of our business also impact our revenues:

•

Diversification of our customer base.    Our revenues are impacted by the popularity of the OEMs for which we supply structural metal components and their respective market shares. By diversifying our customer base, we limit the risks associated with a downturn in any one OEM’s product portfolio. For example, we have reduced our exposure to Ford, General Motors and Chrysler—the “Detroit 3”—from 66% of our Predecessor Company’s revenues in 2002 to 18% of our revenues in 2009, and have focused our efforts mainly on automotive manufacturers with a global presence.

•

Diversification of our vehicle mix.    Similar to shifts in popularity of OEMs, shifts in consumer preferences directly influence the types and quantities of vehicles that OEMs manufacture, which in turn directly influences the structural components that we produce. By diversifying the vehicle types that we supply components for, we limit the risks associated with a downturn in any one of our vehicle segments. In 2009, our revenue mix was: 49%—small cars; 21%—large cars, including multi-purpose vehicles; 18%—North American framed vehicles; and 12%—other—light trucks. The term “small cars” refers to passenger cars that are classified by CSM Worldwide® in the smallest three of CSM’s four categories of passenger cars, the term “large cars” refers to the largest category of passenger cars, multi-purpose vehicles and cross-over vehicles that are based on a unibody structure and the term “North American framed vehicles” refers to vehicles that are built on a full-frame structure, such as pick-up trucks and most sports utility vehicles.

•

Diversification of our product offerings.    Our OEM customers rely upon us to efficiently produce structural metal components for the platforms that they design and to respond quickly to platform and vehicle enhancements that they develop. OEMs value the extent to which we are able to integrate multiple stampings and assemblies into offerings, thereby reducing the extent to which they must devote their focus and capital to integrating components they purchase from their suppliers.

•

Geographic diversification.    Given the high costs and difficulties associated with transporting large structural metal components that we manufacture, it is critical that our facilities are in close proximity to our customers. We believe that countries such as Brazil and China, as well as other regions including Eastern Europe, will experience significant growth in vehicle demand and associated production volumes during the next five years as projected by CSM Worldwide®. We currently have seven manufacturing facilities in Poland, Slovakia, Brazil and China and a technical center in India. As such, our geographic footprint is positioned to benefit as these markets expand and ultimately influence our revenue growth.

•

Opportunities to pursue non-automotive revenues.    Our ability to produce large engineered structural components and assemblies is not confined to automotive markets. We have entered into an agreement to manufacture large stamped mirror-facet panels and welded support structures for SES. We cannot be sure when production will commence or when revenues will be generated from this agreement until our customer secures appropriate financing. In addition to our solar agreement, we intend to consider and pursue other applications of our core competencies to develop other sources of non-automotive revenues.

•

Life cycle of our agreements.    Our agreements with OEMs typically follow one of two patterns. Agreements for new models of vehicles normally cover the lifetime of the platform, often with periods of two to five years before these models are marketed to the public. Agreements covering design improvements to existing automobiles have shorter expected life cycles, typically with shorter pre-production and development periods. Typically, once a supplier has been designated to supply components for a new platform, an OEM will continue to purchase those parts from the designated manufacturer for the life of the program. For any given agreement, our revenues depend in part upon the life cycle status of the applicable product platform. Overall, our revenues are enhanced to the extent that the products we are assembling and producing are in the peak production periods of their life cycles.

•

Product pricing.    Generally, our customers negotiate annual price reductions with us during the term of their contracts. When negotiated price reductions are expected to be retroactive, we accrue for such amounts as a reduction of revenues as products are shipped. The extent of our price reductions negatively impacts our revenues. In unusual circumstances, we have been able to negotiate year-over-year price increases as well.

•

Steel pricing.    We require significant quantities of steel in the manufacture of our products. Although changing steel prices affect our results, we seek to be neutral with respect to steel pricing over time, with the intention of neither making nor losing money as steel prices fluctuate. The pricing of our products includes a component for steel which increases as steel prices increase and decreases as steel prices decrease. For our North American customers and several of our other customers, we purchase steel through our customers’ resale programs, where our customers actually negotiate the cost of steel for us. In other cases, we procure steel directly from the mills, negotiating our own price and seeking to pass through steel price increases and decreases to our customers.

•

Seasonality.    Our business is seasonal. Our customers in Europe typically shut down vehicle production during portions of July or August and during one week in our fourth quarter. Our North American customers typically shut down vehicle production for approximately two weeks during July and for one week during December. Our results of operations, cash flows and liquidity in our third and fourth quarters may be impacted by these seasonal practices.

•

Foreign exchange.    Our foreign exchange transaction risk is generally limited, primarily because we purchase and produce products in the same country where we sell to our final customer. However, the translation of foreign currencies back to the U.S. dollar may have a significant impact on our revenues, results of operations, cash flows, or members’ equity / (deficit). Foreign exchange has an unfavorable impact on revenues when the U.S. dollar is relatively strong as compared with foreign currencies and a favorable impact on revenues when the U.S. dollar is relatively weak as compared with foreign currencies. The functional currency of our foreign operations is the local currency. Assets and liabilities of our foreign operations are translated into U.S. dollars using the applicable period-end rates of exchange. Results of operations are translated at applicable average rates prevailing throughout the period. Translation gains or losses are reported as a separate component of accumulated other comprehensive income in our consolidated statements of members’ equity / (deficit). Gains and losses resulting from foreign currency transactions, the amounts of which were not material in any of the periods presented in this report, are included in net income / (loss).

Factors Affecting Our Expenses

Our expenses are principally driven by the following factors:

•

Cost of steel.    We utilize steel and various purchased steel products in virtually all of our products. We refer to the “net steel impact” as the combination of the change in steel prices that are reflected in the price of our products, the change in the cost to procure steel from the mill, and the change in our recovery of scrap steel (which we refer to as offal). Our strategy is to be economically indifferent to steel pricing by having these factors offset each other. While we strive to achieve a neutral net steel impact, we are not always successful in achieving that goal, in large part due to timing. Depending upon when a steel price change occurs, that change may have a disproportionate effect, within any particular fiscal period, on our product pricing, our steel costs and the results of our sales of scrap steel. Imbalances in any one particular fiscal period may be reversed in a subsequent fiscal period, although we cannot provide assurance if or when these reversals will occur.

•

Purchase of steel.    As noted above, we purchase a portion of our steel from our customers through our customers’ resale programs and a portion of our steel directly from the mills. Whether our customer negotiates the cost of steel for us in a customer resale program or we negotiate the cost of steel with the mills, the price we pay is charged directly to our cost of sales, just as the component of product pricing relating to steel is included within our revenues.

•

Sale of scrap steel.    We typically sell offal in secondary markets which are influenced by similar market forces. We generally share our recoveries from sales of offal with our customers either through scrap sharing agreements, in cases where we are on resale programs, or in the product pricing that is negotiated regarding increases and decreases in the steel price in cases where we purchase steel directly from the mills. In either situation, we may be impacted by the fluctuation in scrap steel prices, either positive or negative, in relation to our various customer agreements. Since scrap steel prices generally increase and decrease as steel prices increase and decrease, our sale of offal may mitigate the severity of steel price increases and limit the benefits we achieve through steel price declines. Recoveries related to sales of offal reduce cost of sales.

•

Other manufacturing expenses.    Our cost of sales includes raw material costs, labor expenses and other expenses that we incur to operate our plants. In addition to steel, our cost of sales is directly impacted by:

•	the number of employees engaged in manufacturing and the wages and benefits that we pay to those employees;

•	depreciation;

•	energy expenses;

•	the costs we incur to purchase raw materials other than steel;

•	non-production materials;

•	shipping and handling expenses; and

•	lease expenses associated with our production facilities.

•

Selling, general and administrative expenses.    Our selling, general and administrative, or SG&A, expenses include costs associated with our sales efforts; engineering; centralized finance, human resources, purchasing, and information technology services; and other administrative functions. In addition, we have implemented one-time compensation programs that have resulted in compensation charges against earnings in 2010 and will continue to impact earnings in subsequent periods. See notes 18 and 19 to our condensed consolidated financial statements.

•

Amortization expense.    Our amortization expense consists of the charges we incur to amortize certain intangible assets. The intangible assets relate to key customer relationships in Europe and Brazil and land rights in China. Our intangible assets are amortized over their estimated useful lives as determined when the intangible asset is initially recorded. See note 5 to our condensed consolidated financial statements.

•

Restructuring and related asset impairment charges.    Our restructuring expenses are incurred when we establish reserves for particular restructuring actions and when we incur costs that are expensed as incurred related to particular restructuring actions. We have implemented several restructuring plans in recent years in order to realign our manufacturing capacity to meet global automotive production demands and to improve the utilization of our facilities.

•

Interest expense.    Our interest expense relates to costs associated with our debt instruments and reflects both the amount of our indebtedness and the rates we are required to pay. Our primary debt instruments consist of our notes and our asset-based revolving credit facility. We also have debt at our foreign subsidiaries, consisting of borrowings in South Korea and Brazil and a factoring facility in Italy. Our interest expense is also affected by the amortization of our debt issuance costs. During the third quarter, we completed the issuance of $430 million aggregate principal amount of the 10.625% senior secured notes due 2017.

•

Provision for income taxes.    We make estimates of the amounts to recognize for income taxes in each tax jurisdiction in which we operate. In addition, provisions are established for withholding taxes related to the transfer of cash between jurisdictions, uncertain tax positions taken, and any locations in which we are not permanently reinvested.

•

Efficiencies.    Our ability to control our costs is directly linked to our ability to offset price reductions and other cost increases with reductions in operating costs through the implementation of various manufacturing, purchasing, administrative and other efficiencies. We seek to drive costs out of our operations through several ongoing initiatives, including the following:

•	Manufacturing efficiencies. We have achieved cost savings in our core manufacturing operations through several ongoing initiatives, including:

•

Implementation of Lean Six Sigma principles.    Lean and Six Sigma are industry-recognized methodologies which our management utilizes to reduce waste, improve quality and improve our ability to respond to customer demand rates by focusing on reductions in manufacturing lead times.

•

Labor best practices standardization.    We studied how other companies utilize their production related labor. As a result of that study, we developed benchmark labor standards for our production processes. We then applied those standards and processes consistently across our manufacturing facilities.

•

Real-time production reporting and throughput analysis.    Many of our manufacturing facilities are equipped with production count systems that interface directly with our general ledger system. These reports enable us to reduce the costs we incur to manufacture our products. Real-time production reporting allows us to:

•	perform bottleneck management analysis, which allows us to analyze production bottlenecks and improve efficiency and cycle times;

•	complete shift-to-shift assessments, which help us to reduce the number of employees needed to meet production during any given shift; and

•	perform press changeover time analysis, which helps us to reduce the time in which equipment is not in production.

•	Purchasing efficiencies. We actively negotiate with our supply base to achieve year-over-year price reductions in the components and supplies that we purchase.

•

SG&A reductions.    We have reduced the amount of our SG&A expense necessary to operate our business. We have centralized and continue to centralize several administrative functions which we previously performed on a decentralized basis, including purchasing, customer quoting and product costing, product engineering and accounting. In addition, we have instituted policies and procedures on discretionary spending to reduce our costs.

Adjusted EBITDA

We use the term Adjusted EBITDA throughout this report. We define Adjusted EBITDA as net income / (loss) before interest, taxes, depreciation, amortization, restructuring items and other adjustments described in the reconciliations provided in this report. Adjusted EBITDA is not a measure of performance defined in accordance with U.S. GAAP (“GAAP”). We use Adjusted EBITDA as a supplement to our GAAP results in evaluating our business.

Adjusted EBITDA is included in this report because it is one of the principal factors upon which our management assesses performance. Our Chief Executive Officer measures the performance of our segments on the basis of Adjusted EBITDA. As an analytical tool, Adjusted EBITDA assists us in comparing our performance over various reporting periods on a consistent basis because it excludes items that we do not believe reflect our core operating performance.

We believe that Adjusted EBITDA is useful in evaluating our performance because EBITDA is a commonly used financial metric for measuring and comparing the operating performance of companies in our industry. We believe that the disclosure of Adjusted EBITDA offers an additional financial metric that, when coupled with the GAAP results and the reconciliation to GAAP results, provides a more complete understanding of our results of operations and the factors and trends affecting our business.

Adjusted EBITDA should not be considered as an alternative to net income / (loss) as an indicator of our performance, as an alternative to net cash provided by operating activities as a measure of liquidity, or as an alternative to any other measure prescribed by GAAP. There are limitations to using non-GAAP measures such as Adjusted EBITDA. Although we believe that Adjusted EBITDA may make an evaluation of our operating performance more consistent because it removes items that do not reflect our core operations, (i) other companies in our industry may define Adjusted EBITDA differently than we do and, as a result, it may not be comparable to similarly titled measures used by other companies in our industry; and (ii) Adjusted EBITDA excludes certain financial information that some may consider important in evaluating our performance.

We compensate for these limitations by providing disclosure of the differences between Adjusted EBITDA and GAAP results, including providing a reconciliation of Adjusted EBITDA to GAAP results, to enable investors to perform their own analysis of our operating results. For a reconciliation of consolidated Adjusted EBITDA to its most directly comparable GAAP measure, net income (loss), see results of operations below.

Because of these limitations, Adjusted EBITDA should not be considered as a measure of the income generated by our business or discretionary cash available to us to invest in the growth of our business. Our management compensates for these limitations by analyzing both our GAAP results and Adjusted EBITDA.

Recent Developments

On October 15, 2010, our common stock began trading on the New York Stock Exchange following our IPO. Effective October 14, 2010, prior to the IPO, (i) all of our equity owners transferred their equity interests in Tower Automotive, LLC to a newly created limited liability company, Tower International Holdings, LLC, (ii) Tower Automotive, LLC converted into a Delaware corporation named Tower International, Inc., and (iii) all of the equity interests in Tower Automotive, LLC were converted into common stock of Tower International, Inc. Thus, immediately prior to our IPO and the commencement of trading of our common stock, all of our outstanding common stock was owned by Tower International Holdings, LLC. On November 8, 2010, we sold additional shares pursuant to a partial exercise of the underwriters’ over-allotment option. See note 19 to our condensed consolidated financial statements for further discussion.

Results of Operations—Three Months Ended September 30, 2010 Compared with the Three Months Ended September 30, 2009

The following table presents production volumes in specified regions according to October CSM Worldwide® for the three months ended September 30, 2010 compared to the three months ended September 30, 2009 (in millions of units produced):

	Europe	Korea	China	North America	Brazil
Three Months Ended September 30, 2010	4.1	0.9	3.3	3.0	0.8
Three Months Ended September 30, 2009	4.1	0.9	2.9	2.4	0.8

Increase	—	—	0.4	0.6	—

Percentage change	—	4%	12%	26%	5%

According to October CSM Worldwide®, vehicle production volume for the full year of 2010 is expected to increase compared to 2009, but not to the same extent as the increase for the first nine months of 2010 compared to the first nine months of 2009. According to October CSM Worldwide®, full year vehicle production is expected to increase by 38% in North America and 11% in Europe during 2010 as compared to 2009.

The following table presents selected financial information for the three months ended September 30, 2010 and 2009 (in millions):

	International		Americas		Consolidated
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2010	2009	2010	2009	2010	2009

Revenues	$263.0	$253.5	$211.6	$182.1	$474.6	$435.6
Cost of sales	237.3	230.8	192.5	164.8	429.8	395.6

Gross profit	25.7	22.7	19.1	17.3	44.8	40.0
Selling, general, and administrative expenses	15.0	13.4	23.1	16.6	38.1	30.0
Amortization	0.6	0.5	0.2	0.2	0.8	0.7
Restructuring	0.4	1.1	(0.1)	1.0	0.3	2.1

Operating income / (loss)	$9.7	$7.7	$(4.1)	$(0.5)	5.6	7.2

Interest expense, net					20.3	13.3
Other (income) / loss					-	(1.2)
Provision / (benefit) for income taxes					(3.7)	2.5
Noncontrolling interest, net of tax					2.0	2.5

Net loss attributable to Tower Automotive, LLC					$(13.0)	$(9.9)

Comparison of Periods – GAAP Analysis of Consolidated Results

Revenues

Total revenues increased during the three months ended September 30, 2010 by $39 million or 9% from the three months ended September 30, 2009, reflecting primarily higher volume in both our International segment ($28.7 million) and our Americas segment ($27 million). Revenues were adversely impacted by the strengthening of the U.S. dollar against the Euro in our International segment ($16.9 million) and against foreign currencies in our Americas segment, primarily the Brazilian Real ($3.4 million) offset partially by the strengthening of foreign currencies against the U.S. dollar in our International segment, primarily the Korean Won ($2.8 million). Revenues were negatively impacted by unfavorable pricing and economics ($5 million), primarily related to product pricing.

Gross Profit

When we analyze our total gross profit, we separately categorize external factors—volume, product mix and foreign exchange—and all other factors which impact gross profit, which we refer to as “other factors”. When we refer to “mix,” we are referring to the relative composition of revenues and profitability of the products we sell in any given period. When we refer to “pricing and economics,” we are referring to (i) the impact of adjustments in the pricing of particular products, which we refer to as product pricing; (ii) the impact of steel price changes, taking into account the component of our product pricing attributable to steel, the cost of steel included in our cost of sales and the amounts recovered on the sale of offal, which in total we refer to as the net steel impact; and (iii) the impact of inflation and changes in operating costs such as labor, utilities and fuel, which we refer to as economics.

Total gross profit increased by $4.8 million or 12% from the three months ended September 30, 2009 to the three months ended September 30, 2010, and our gross profit margin increased from 9.2% during the 2009 period to 9.4% in the 2010 period, partially explained by higher volume ($12.7 million) offset partially by unfavorable product mix ($3 million) and unfavorable foreign exchange ($2.2 million). All other factors were net unfavorable by $2.7 million. Cost of sales was reduced by manufacturing, purchasing, and other efficiencies ($7.8 million) that were more than offset by unfavorable pricing and economics ($15.1 million), which included the non-recurrence of a one-time adjustment to our workers’ compensation accrual in 2009 associated with our closed facilities in our Americas segment ($3 million). Gross profit was also adversely impacted by higher launch costs in the Americas segment ($4.4 million) and the non-recurrence of recoveries of expenditures for customer-funded tooling ($3.1 million).

Total gross profit was also positively impacted by a reduction in the depreciation included in cost of sales from $34.6 million during the three months ended September 30, 2009 to $25.7 million during the three months ended September 30, 2010. The reduction reflected primarily accelerated depreciation in 2009 related to certain restructuring actions taken in the Americas segment and a portion of our fixed assets becoming fully depreciated in July 2009.

Selling, General, and Administrative Expenses (“SG&A”)

Total SG&A increased $8.1 million or 27% from the three months ended September 30, 2009, reflecting higher bonus and higher salary costs primarily related to additional engineering colleagues in support of new programs ($3.4 million). In addition, SG&A for the three months ended September 30, 2010 includes a charge for compensation costs related to the Special Incentive Program ($5.2 million) and Supplemental Value Creation Program ($0.4 million). These one-time compensation expenses were incurred as a result of the consummation of the notes offering.

Amortization Expense

Total amortization expense increased $0.1 million from the three months ended September 30, 2009 reflecting primarily the amortization of the intangible asset recorded in Artern at the end of the first quarter. Our amortization expense consists of the charges we incur to amortize certain intangible assets.

Restructuring Expense

Total restructuring expense decreased $1.8 million from the three months ended September 30, 2009, related primarily to the sale of our facility in Traverse City, Michigan at a price greater than our estimated net realizable value which resulted in a gain of $0.6 million that offset the recurring costs for maintaining our North American closed plants. In addition, fewer restructuring actions were undertaken in Europe during 2010.

Interest Expense, net

Interest expense, net, increased $7 million or 53% from the three months ended September 30, 2009 reflecting primarily the acceleration of the amortization of our debt issue costs associated with the first lien term loan ($5.3 million) and the higher interest expense associated with our senior secured notes ($0.9 million). During the third quarter, we issued $430 million of senior secured notes with an original issue discount of $12.8 million and subsequently retired our first lien term loan. The weighted average annual interest rate of the first lien term loan was approximately 8% during 2009 and 2010 when taking into account our interest rate swaps compared with the senior secured notes that bear an annual interest rate of 10.625%.

Provision / (Benefit) for Income Taxes

Income tax expense decreased $6.2 million from the three months ended September 30, 2009. During the third quarter of 2010, we reversed the $7.8 million (net of uncertain tax benefits) valuation allowance in South Korea which resulted in a tax benefit. This valuation allowance was reversed because the profitability of our South Korean operations has improved during the past two years and the expected production volumes in South Korea are remaining at or above levels experienced during 2008. In addition, income tax expense of $2 million was recognized in operations, relating to the reversal of interest rate swaps reported in AOCI. The remaining change in income tax expense varies each period depending on the level and mix of income and losses generated in the various jurisdictions in which we do business. Our income tax expense differs from our statutory rate primarily due to valuation allowances recorded against tax benefits on losses incurred in certain countries, including the U.S. We have recorded the valuation allowances due to the uncertainty of the future realization of the tax benefits associated with the losses.

Noncontrolling Interest, Net of Tax

The adjustment to our earnings required to give effect to the elimination of noncontrolling interests decreased by $0.5 million from the three months ended September 30, 2009 reflecting decreased earnings in our Chinese joint ventures.

Comparison of Periods—Non-GAAP Analysis of Adjusted EBITDA

A reconciliation of Adjusted EBITDA to net loss attributable to Tower Automotive, LLC for the periods presented is set forth below (in millions):

	International		Americas		Consolidated
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2010	2009	2010	2009	2010	2009
Adjusted EBITDA	$23.0	$26.6	$16.1	$19.3	$39.1	$45.9
Intercompany charges	2.6	3.0	(2.6)	(3.0)	-	-
Restructuring	(0.4)	(1.1)	0.1	(1.0)	(0.3)	(2.1)
Depreciation and amortization	(15.2)	(20.6)	(12.3)	(15.8)	(27.5)	(36.4)
Receivable factoring charges and other	(0.1)	(0.2)	-	-	(0.1)	(0.2)
Acquisition costs	-	-	-	-	-	-
Incentive compensation related to funding events	(0.2)	-	(5.4)	-	(5.6)	-

Operating income / (loss)	$9.7	$7.7	$(4.1)	$(0.5)	5.6	7.2

Interest expense, net					(20.3)	(13.3)
Other income					-	1.2
(Provision) / benefit for income taxes					3.7	(2.5)
Noncontrolling interest, net of tax					(2.0)	(2.5)
Net loss attributable to Tower Automotive, LLC					$(13.0)	$(9.9)

The following table presents revenues (a GAAP measure) and Adjusted EBITDA (a non-GAAP measure) for the three months ended September 30, 2010 and 2009 (in millions) as well as an explanation of variances:

	International		Americas		Consolidated
	Revenues	Adjusted EBITDA(a)	Revenues	Adjusted EBITDA(a)	Revenues	Adjusted EBITDA(a)
Three Months Ended September 30, 2010 results	$263.0	$23.0	$211.6	$16.1	$474.6	$39.1
Three Months Ended September 30, 2009 results	253.5	26.6	182.1	19.3	435.6	45.9

Variance	$9.5	$(3.6)	$29.5	$(3.2)	$39.0	$(6.8)

Variance attributable to:
Volume and mix	$28.7	$2.3	$27.0	$7.4	$55.7	$9.7
Foreign exchange	(14.1)	(1.3)	3.4	0.1	(10.7)	(1.2)
Pricing and economics	(5.1)	(9.5)	0.1	(8.1)	(5.0)	(17.6)
Manufacturing and purchasing efficiencies	—	5.7	—	6.4	—	12.1
Selling, general and administrative expenses and other items (b)	—	(0.8)	(1.0)	(9.0)	(1.0)	(9.8)

Total	$9.5	$(3.6)	$29.5	$(3.2)	$39.0	$(6.8)

(a)	We have presented a reconciliation of Adjusted EBITDA to net loss attributable to Tower Automotive, LLC above.
(b)

When we refer to “selling, general and administrative expenses (“SG&A”) and other items”, the “other items” refer to (i) savings which we generate after implementing restructuring actions, (ii) the costs associated with launching new products, (iii) one-time items and (iv) other efficiencies.

Adjusted EBITDA

When we analyze Adjusted EBITDA, we separately categorize external factors—volume, product mix and foreign exchange—and all other factors which impact Adjusted EBITDA, which we refer to as “other factors.”

Consolidated Company: Consolidated Adjusted EBITDA decreased by $6.8 million or 15% from the three months ended September 30, 2009, reflecting primarily higher volumes ($12.7 million) offset partially by unfavorable product mix ($3 million) and unfavorable foreign exchange ($1.2 million). All other factors were net unfavorable by $15.3 million; manufacturing and purchasing efficiencies ($12.1 million) were more than offset by unfavorable pricing and economics ($17.6 million) and unfavorable SG&A expenses and other items ($9.8 million).

International Segment: In our International segment, Adjusted EBITDA decreased by $3.6 million or 14% from the three months ended September 30, 2009, reflecting primarily higher volumes ($6 million) offset partially by unfavorable product mix ($3.7 million) and unfavorable foreign exchange ($1.3 million). All other factors were net unfavorable by $4.6 million. Unfavorable pricing and economics ($9.5 million), principally product pricing and labor costs, were offset partially by manufacturing and purchasing efficiencies ($5.7 million). In addition, SG&A and other items contributed unfavorably during the three months ended September 30, 2010 ($0.8 million).

Americas Segment: In our Americas segment, Adjusted EBITDA decreased by $3.2 million or 17% from the three months ended September 30, 2009, reflecting primarily higher volumes ($6.7 million) and favorable product mix ($0.7 million). Foreign exchange had a negligible impact. All other factors were net unfavorable by $10.7 million. Manufacturing and purchasing efficiencies ($6.4 million) were more than offset by unfavorable pricing and economics ($8.1 million), principally product pricing and labor costs including higher bonus and salary costs and the non-recurrence of a one-time adjustment to our workers’ compensation accrual in 2009 associated with our closed facilities ($3 million), and higher SG&A expenses and other items ($9 million). The adverse impact from SG&A spending and other items resulted primarily from higher launch costs ($4.4 million), and the non-recurrence of recoveries of expenditures for customer-funded tooling ($3.1 million).

Nine Months Ended September 30, 2010 Compared with the Nine Months Ended September 30, 2009

Automobile production volumes increased during the nine months ended September 30, 2010 in all major markets compared to the nine months ended September 30, 2009. The following table presents production volumes in specified regions according to October CSM Worldwide® for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 (in millions of units produced):

	Europe	Korea	China	North America	Brazil
Nine Months Ended September 30, 2010	13.8	3.0	10.5	9.0	2.4
Nine Months Ended September 30, 2009	11.7	2.4	7.7	5.8	2.1

Increase	2.1	0.6	2.8	3.2	0.3

Percentage change	17%	25%	36%	54%	10%

The following table presents selected financial information for the nine months ended September 30, 2010 and 2009 (in millions):

	International		Americas		Consolidated
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009	2010	2009

Revenues	$821.6	$691.7	$633.8	$441.7	$1,455.4	$1,133.4
Cost of sales	726.5	628.5	575.3	448.9	1,301.8	1,077.4

Gross profit	95.1	63.2	58.5	(7.2)	153.6	56.0
Selling, general, and administrative expenses	45.5	41.5	57.6	41.8	103.1	83.3
Amortization	1.8	1.5	0.6	0.5	2.4	2.0
Restructuring	3.3	3.1	1.7	(2.2)	5.0	0.9

Operating income / (loss)	$44.5	$17.1	$(1.4)	$(47.3)	43.1	(30.2)

Interest expense, net					47.6	40.6
Other (income) / loss					-	(33.7)
Provision / (benefit) for income taxes					4.6	5.3
Noncontrolling interest, net of tax					6.5	6.6

Net loss attributable to Tower Automotive, LLC					$(15.6)	$(49.0)

Comparison of Periods – GAAP Analysis of Consolidated Results

Revenues

Total revenues increased during the nine months ended September 30, 2010 by $322 million or 28% from the nine months ended September 30, 2009, reflecting primarily higher volume in both our Americas segment ($182.4 million) and our International segment ($179.7 million). Revenues were also positively impacted by the strengthening of foreign currencies against the U.S. dollar in our Americas segment, primarily the Brazilian Real ($19.6 million) and in our International segment, primarily the Korean Won ($16.6 million), offset partially by the strengthening of the U.S. dollar against the Euro in our International segment ($26.9 million). Revenues were negatively impacted by unfavorable pricing and economics ($46.7 million), primarily related to lower steel recoveries and prices.

Gross Profit

Total gross profit increased by $97.6 million or 174% from the nine months ended September 30, 2009 to the nine months ended September 30, 2010, and our gross profit margin increased from 4.9% during the 2009 period to 10.6% in the 2010 period, as partially explained by higher volume ($85.5 million), favorable product mix ($1.3 million), and unfavorable foreign exchange ($1.3 million). All other factors were net favorable by $12.1 million. Cost of sales was reduced by manufacturing, purchasing, and other efficiencies ($32.3 million) and savings from restructuring actions undertaken in 2008 and 2009 ($3.6 million). These factors were offset partially by unfavorable pricing and economics ($34.9 million), which included the non-recurrence of a one-time adjustment to our workers’ compensation accrual in 2009 associated with our closed facilities in our Americas segment ($3 million). Gross profit was also adversely impacted by the non-recurrence of customer cost recoveries ($9.2 million), higher launch costs ($5.9 million), and the non-recurrence of recoveries of expenditures for customer-funded tooling ($3.1 million).

Total gross profit was also positively impacted by a reduction in the depreciation included in cost of sales from $111 million during the nine months ended September 30, 2009 to $80.7 million during the nine months ended September 30, 2010. The reduction reflected primarily accelerated depreciation in 2009 related to certain restructuring actions taken in the Americas segment and a portion of our fixed assets becoming fully depreciated in July 2009.

Selling, General, and Administrative Expenses (“SG&A”)

Total SG&A increased $19.8 million or 24% from the nine months ended September 30, 2009, reflecting higher bonus and higher salary costs primarily related to additional engineering colleagues in support of new programs ($11.5 million) and acquisition costs related to the acquisition of a manufacturing plant in Artern, Germany during the first quarter of 2010 ($0.7 million). In addition, SG&A for the nine months ended September 30, 2010 includes a charge for compensation costs related to the Special Incentive Program ($5.7 million) and Supplemental Value Creation Program ($0.4 million). These one-time compensation expenses were incurred as a result of the consummation of the notes offering.

Amortization Expense

Total amortization expense increased $0.4 million or 20% from the nine months ended September 30, 2009, reflecting primarily the amortization of the intangible asset recorded in Artern at the end of the first quarter and the strengthening of foreign currencies against the U.S. dollar. Our amortization expense consists of the charges we incur to amortize certain intangible assets.

Restructuring Expense

Total restructuring expense increased $4.1 million from the nine months ended September 30, 2009, related primarily to an impairment charge of $2.7 million taken on our press shop in Bergisch Gladbach, Germany as we put it up for sale and the non-recurrence of restructuring income which offset the charges incurred during 2009 in our Americas segment.

Interest Expense, net

Interest expense, net, increased $7 million or 17% from the nine months ended September 30, 2009 reflecting primarily the acceleration of the amortization of our debt issue costs associated with the first lien term loan ($5.3 million) and the higher interest expense associated with our senior secured notes ($0.9 million). During the third quarter, we issued $430 million of senior secured notes with an original issue discount of $12.8 million and subsequently retired our first lien term loan. The weighted average annual interest rate of the first lien term loan was approximately 8% during 2009 and 2010 when taking into account our interest rate swaps compared with the senior secured notes that bear an annual interest rate of 10.625%.

Provision / (Benefit) for Income Taxes

Income tax expense decreased $0.7 million from the nine months ended September 30, 2009. During the third quarter of 2010, we reversed $7.8 million (net of uncertain tax benefits) of our valuation allowance in South Korea which resulted in a tax benefit. This valuation allowance was reversed because the profitability of our South Korean operations has improved during the past two years and the expected production volumes in South Korea are remaining at or above levels experienced during 2008. In addition, income tax expense of $2 million was recognized in operations, relating to the reversal of interest rate swaps reported in AOCI. The remaining income tax expense of $5.1 million relates to increased foreign income taxes, offset partially by reduced withholding and state income taxes. The change in income tax expense varies each period depending on the level and mix of income and losses generated in the various jurisdictions in which we do business. Our income tax expense differs from our statutory rate primarily due to valuation allowances recorded against tax benefits on losses incurred in certain countries, including the U.S. We have recorded the valuation allowances due to the uncertainty of the future realization of the tax benefits associated with the losses.

Noncontrolling Interest, Net of Tax

The adjustment to our earnings required to give effect to the elimination of noncontrolling interests remained consistent between the nine months period reflecting increased earnings in our Chinese joint ventures during the first half of 2010 offset by the decreased earnings during the third quarter of 2010.

Comparison of Periods—Non-GAAP Analysis of Adjusted EBITDA

A reconciliation of Adjusted EBITDA to net loss attributable to Tower Automotive, LLC for the periods presented is set forth below (in millions):

	International		Americas		Consolidated
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009	2010	2009
Adjusted EBITDA	$88.5	$72.5	$53.0	$14.4	$141.5	$86.9
Intercompany charges	6.1	6.3	(6.1)	(6.3)	-	-
Restructuring	(3.3)	(3.1)	(1.7)	2.2	(5.0)	(0.9)
Depreciation and amortization	(45.6)	(58.2)	(40.6)	(57.6)	(86.2)	(115.8)
Receivable factoring charges and other	(0.3)	(0.4)	(0.1)	-	(0.4)	(0.4)
Acquisition costs	(0.7)	-	-	-	(0.7)	-
Incentive compensation related to funding events	(0.2)	-	(5.9)	-	(6.1)	-

Operating income / (loss)	$44.5	$17.1	$(1.4)	$(47.3)	43.1	(30.2)

Interest expense, net					(47.6)	(40.6)
Other income					-	33.7
(Provision) / benefit for income taxes					(4.6)	(5.3)
Noncontrolling interest, net of tax					(6.5)	(6.6)

Net loss attributable to Tower Automotive, LLC					$(15.6)	$(49.0)

The following table presents revenues (a GAAP measure) and Adjusted EBITDA (a non-GAAP measure) for the nine months ended September 30, 2010 and 2009 (in millions) as well as an explanation of variances:

	International		Americas		Consolidated
	Revenues	Adjusted EBITDA(a)	Revenues	Adjusted EBITDA(a)	Revenues	Adjusted EBITDA(a)
Nine Months Ended September 30, 2010 results	$821.6	$88.5	$633.8	$53.0	$1,455.4	$141.5
Nine Months Ended September 30, 2009 results	691.7	72.5	441.7	14.4	1,133.4	86.9

Variance	$129.9	$16.0	$192.1	$38.6	$322.0	$54.6

Variance attributable to:
Volume and mix	$179.7	$33.0	$182.4	$53.8	$362.1	$86.8
Foreign exchange	(10.3)	(3.0)	19.6	0.6	9.3	(2.4)
Pricing and economics	(40.1)	(27.6)	(6.6)	(18.8)	(46.7)	(46.4)
Manufacturing and purchasing efficiencies	—	17.1	—	25.3	—	42.4
Selling, general and administrative expenses and other items	0.6	(3.5)	(3.3)	(22.3)	(2.7)	(25.8)

Total	$129.9	$16.0	$192.1	$38.6	$322.0	$54.6

(a)	We have presented a reconciliation of Adjusted EBITDA to net loss attributable to Tower Automotive, LLC above.

Adjusted EBITDA

Consolidated Company: Consolidated Adjusted EBITDA improved by $54.6 million or 63% from the nine months ended September 30, 2009, as explained by higher volume ($85.5 million) and favorable product mix ($1.3 million) offset partially by unfavorable foreign exchange ($2.4 million). All other factors were net unfavorable by $29.8 million; manufacturing and purchasing efficiencies ($42.4 million) were more than offset by unfavorable pricing and economics ($46.4 million) and unfavorable SG&A expenses and other items ($25.8 million).

International Segment: In our International segment, Adjusted EBITDA improved by $16 million or 22% from the nine months ended September 30, 2009, reflecting higher volumes ($40.5 million) offset partially by unfavorable product mix ($7.5 million) and unfavorable foreign exchange ($3 million). All other factors were net unfavorable by $14 million. Unfavorable pricing and economics ($27.6 million), principally product pricing and labor costs, were offset partially by manufacturing and purchasing efficiencies ($17.1 million). In addition, SG&A and other items contributed unfavorably during the nine months ended September 30, 2010 ($3.5 million) resulting from the non-recurrence of customer cost recoveries ($2.8 million), increased personnel costs, primarily engineering ($1.5 million), and higher launch costs ($1.3 million), offset partially by savings from restructuring actions undertaken in 2009 ($1.9 million).

Americas Segment: In our Americas segment, Adjusted EBITDA improved by $38.6 million or 268% from the nine months ended September 30, 2009, reflecting primarily higher volumes ($45 million), favorable product mix ($8.8 million), and favorable foreign exchange ($0.6 million). All other factors were net unfavorable by $15.8 million. Manufacturing and purchasing efficiencies ($25.3 million) were offset partially by unfavorable pricing and economics ($18.8 million), principally product pricing and labor costs including higher bonus and salary costs and the non-recurrence of a one-time adjustment to our workers’ compensation accrual in 2009 associated with our closed facilities ($3 million), and higher SG&A expenses and other items ($22.3 million). The adverse impact from SG&A spending and other items resulted from higher launch costs ($6.9 million), the non-recurrence of customer cost recoveries ($6.4 million), the non-recurrence of recoveries of expenditures for customer-funded tooling ($3.1 million), and increased personnel costs, primarily engineering ($2.5 million), offset partially by savings from restructuring actions undertaken in 2008 and 2009 ($1.7 million).

Restructuring

The following table sets forth our net restructuring expense by type for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Employee termination costs	$439	$1,227	$658	$3,830
Other exit costs	(118)	851	1,650	4,013
Asset impairments	-	-	2,699	-
Restructuring income	-	-	-	(6,910)

Total	$321	$2,078	$5,007	$933

We restructure our global operations in an effort to align our capacity with demand and to reduce our costs. Our restructuring costs include employee termination benefits and other incremental costs resulting from restructuring activities. These incremental costs principally include equipment and personnel relocation costs. Restructuring costs are recognized in our consolidated financial statements in accordance with FASB ASC No. 420, Exit or Disposal Obligations, and appear in our statement of operations under a line item entitled “restructuring and asset impairment charges, net.” We believe the restructuring actions discussed below will help our efficiency and results of operations in the future.

We have undertaken fewer restructuring actions during 2010 reflecting primarily the increase in volumes experienced. During the third quarter of 2010, we sold our facility in Traverse City, Michigan at a selling price in excess of our estimated net realizable value which resulted in a gain of $0.6 million that offset the ongoing maintenance costs of our closed plants in North America. In March 2010, we recorded an impairment charge of $2.7 million on our Bergisch Gladbach, Germany facility which was closed in 2009. This charge was recorded to align the book value to fair value, as the facility has been classified as held for sale. The additional charges we have incurred through September 30, 2010 relate to other severance costs and ongoing maintenance of facilities closed as a result of prior actions.

We had no restructuring income during the three months ended September 30, 2010 and we had restructuring income of $6.9 million during the nine months ended September 30, 2009. The restructuring income was related to the cancellation of an old customer program relating to our closed facility in Milwaukee, Wisconsin. This income was recorded in the Americas segment. As of June 30, 2009, all recoveries had been received; therefore, we did not receive such income during the nine months ended September 30, 2010. The additional charges incurred in 2009 related to other severance costs and ongoing maintenance of facilities closed as a result of prior actions.

Liquidity and Capital Resources

General

We generally expect to fund expenditures for operations, administrative expenses, capital expenditures and debt service obligations with internally generated funds from operations, and satisfy working capital needs from time-to-time with borrowings under our revolving credit facility or use of cash on hand. We believe that we will be able to meet our debt service obligations and fund our short-term and long-term operating requirements for at least the next 12 months with cash flow from operations and borrowings under our revolving credit facility, although no assurance can be given in this regard.

Cash Flows and Working Capital

The following table shows the components of our cash flows for the periods presented (in millions):

	Nine Months Ended September 30,
	2010	2009
Net cash provided by (used in):
Operating activities	$31.4	$(2.7)
Investing activities	(72.6)	(60.6)
Financing activities	9.7	41.7

Net Cash Provided by / (Used in) Operating Activities.    During the nine months ended September 30, 2010, we generated $31.4 million of cash flow from operations compared with cash utilized of $2.7 million during the nine months ended September 30, 2009. The primary reason for this increase resulted from higher volumes during the first nine months of 2010, which increased our revenues and profitability. During the nine months ended September 30, 2010, we utilized $32.3 million of cash through working capital items, reflecting primarily seasonal working capital usage due to the increase in accounts receivable. The increase in accounts receivable primarily relates to higher sales experienced during the first nine months of 2010 compared to 2009. In addition, our working capital increased by $18.4 million due to higher customer funded tooling during the first nine months of 2010. During the nine months ended September 30, 2009, we utilized $40.8 million of cash through working capital items, reflecting primarily higher sales in September 2009 compared to December 2008 which resulted in increased accounts receivable. In addition, working capital increased by $30.4 million due to higher customer funded tooling during the first nine months of 2009. These increases to working capital were offset partially by the decrease in inventory, decrease in other assets, and the increase in accounts payable.

Net Cash Used in Investing Activities.  Net cash utilized in investing activities was $72.6 million during the nine months ended September 30, 2010, compared to net cash utilized of $60.6 million during the nine months ended September 30, 2009. The $12 million increase in cash used reflects primarily the acquisition of a manufacturing plant in Artern, Germany.

Net Cash Provided by Financing Activities.  Net cash provided by financing activities was $9.7 million during the nine months ended September 30, 2010, compared to $41.7 million during the nine months ended September 30, 2009. The $32 million change was primarily attributable to increased borrowings in 2009 due to the downturn in the global economy to help fund our operations. Financing activities were also impacted by the issuance of the senior secured notes in August 2010, offset partially by the retirement of the first lien term loan in August 2010 and the financing costs incurred to complete both transactions. In addition, we paid approximately $2.5 million in fees associated with our IPO (see “Recent Developments” above).

Working Capital

We manage our working capital by monitoring key metrics principally associated with inventory, accounts receivable and accounts payable. We have implemented various inventory control processes which have allowed us to maintain our inventory days on hand. Although our inventory levels increased from $62.6 million at December 31, 2009 to $73.8 million at September 30, 2010, that increase reflects primarily the substantial increase in volume during the nine months ended September 30, 2010. We have continued our efforts to match the terms on which we pay our suppliers with the payment terms we receive from our customers in an effort to remain cash flow neutral with respect to our trade payables and receivables.

On September 30, 2010 and December 31, 2009, we had working capital balances of $3.8 million and negative ($29.8) million, respectively. We negotiate our payment terms to our vendors to either match or exceed the payment terms that we receive from our customers on our accounts receivable and our pre-paid tooling. In addition, we actively manage our inventory balances to minimize the inventory on hand which is facilitated by our customers’ just-in-time manufacturing process. We also have a substantial portion of our foreign subsidiary debt subject to annual renewal. Historically, we have been successful in renewing this debt as it becomes due. During the second quarter of 2010 we were successful in renewing approximately $20.4 million of our foreign subsidiary debt, changing the terms from annual renewal to an extended term, which increased working capital. As of September 30, 2010, we had available liquidity of $188 million, which we believe is adequate to fund our working capital requirements for at least the next 12 months.

Sources and Uses of Liquidity

At September 30, 2010, we had available liquidity in the amount of $188 million, which consisted of $115 million of cash on hand, and unutilized borrowing availability of $62.3 million and $10.7 million, respectively, under our U.S. and foreign credit facilities. As of December 31, 2009, we had available liquidity in the amount of $238.1 million.

On August 24, 2010, the Company issued $430 million in senior secured notes (the “notes”). The notes were issued at an original issue discount of $12.8 million and bear an annual interest rate of 10.625%. The notes mature on September 1, 2017. The notes are secured by a first priority security interest in the assets of the Company and the Company’s subsidiary guarantors on which liens have been granted (“Priority Collateral”), other than assets pledged as collateral for the revolving credit facility (“Revolver Collateral”) and second priority security interest in the Revolver Collateral; rank equally in right of payment to any existing and future senior secured indebtedness of the Company; rank senior in right of payment to any existing and future subordinated obligations of the Company; are effectively junior to any existing and future indebtedness of the Company and subsidiaries that are not guarantors; are effectively junior in priority to the revolving credit facility with respect to the Revolver Collateral; are effectively senior to any existing and future unsecured indebtedness of the Company to the extent of the value of the first priority security interest in the Priority Collateral; and are guaranteed on a senior unsecured basis by the Company and on a senior secured basis by each subsidiary guarantor.

As of September 30, 2010, we had current maturities of long term debt of $125.6 million, of which $79.1 million related to debt in South Korea, $27.1 million related to receivable factoring in Europe, and $19.4 million related to debt in Brazil. The majority of our South Korean debt and all of our Brazilian debt is subject to annual renewal. Historically, we have been successful in renewing this debt on an annual basis, but we cannot assure you that this debt will continue to be renewed or, if renewed, that this debt will continue to be renewed under the same terms. The receivable factoring in Europe consists of uncommitted, demand facilities which are subject to termination at the discretion of the banks, although we have not experienced any terminations by the banks at any time since the Original Acquisition. We believe that we will be able to continue to renew the majority of our South Korean and Brazilian debt and to continue the receivable factoring in Europe.

During the first quarter of 2010, we renewed $14.5 million (KRW 16.5 billion) of maturing secured indebtedness in South Korea for an additional year. There were no material changes to the terms of the loans except the average annual interest rate was reduced from 7.1% to 6.3%. In Brazil, two local banks provided us with a combined $8.6 million (R$14.5 million) of new one-year term loans that refinance previous principal payments made on the existing term loan portfolio. The terms of the new loans are substantially the same as the other portfolio loans except for a reduction in annual interest rates from the portfolio average of 13.8% to 13.2% for the new loans.

During the second quarter of 2010, we renewed $21.9 million (KRW 25 billion) of maturing secured bonds in South Korea for an additional two years. We also renewed three additional facilities of a combined $8.3 million (KRW 9.5 billion) for an additional year. There were no material changes to the terms of the loans except for the extension of the maturities. In addition, we obtained a new $4.4 million (KRW 5 billion) unsecured corporate bond from the South Korean government. The bond has a three year maturity with an annual interest rate of 8.32%. In Brazil, one of the local banks provided us with a new $3.1 million (R$5.3 million) one-year term loan. The terms of the new loan are substantially the same as the other portfolio loans.

During the third quarter of 2010, we renewed $29.6 million (KRW 33.8 billion) of maturing secured indebtedness in South Korea for an additional year. There were no material changes to the terms of the loans except for the extension of the maturities to 2011. In Brazil, one of the local banks provided the Company with a $3 million (R$5 million) new one-year term loan that refinances a previous loan. In addition, three of the local banks provided the Company with aggregate indebtedness of $10.6 million (R$18 million). The terms of the new loans are substantially the same as the other portfolio loans.

Debt

As of September 30, 2010, we had outstanding indebtedness, excluding capital leases, of approximately $623.2 million (net of a $12.6 million discount), which consisted of the following:

•	$40.5 million of indebtedness outstanding under our asset-based lending revolving credit facility (“ABL revolver”);

•	$417.4 million (net of a $12.6 million discount) of indebtedness outstanding on our notes; and

•	$165.3 million of other foreign subsidiary indebtedness.

Our asset-based revolving credit facility, which we refer to as our ABL revolver, provides for a revolving credit facility in the aggregate amount of $150 million, subject to a borrowing base limitation. Our ABL revolver provides for the issuance of letters of credit in an aggregate amount not to exceed $75 million, provided that the total amount of credit (inclusive of revolving loans and letters of credit) extended under our ABL revolver is subject to an overall cap, on any date, equal to the lesser of $150 million or the amount of the borrowing base on such date. The borrowing base is based upon the value of certain of our assets, including certain of our accounts receivable, inventory and property, plant and equipment, and thus changes from time to time depending on the volume of the assets included within the borrowing base. The administrative agent for this facility causes to be performed an appraisal of the assets included in the calculation of the borrowing base either on an annual basis or, if our availability under the facility is less than $30 million during any twelve month period, as frequently as on a semi-annual basis. In addition, if certain material defaults under the facility have occurred and are continuing, the administrative agent has the right to perform any such appraisal as often as it deems necessary in its sole discretion. Our administrative agent may make adjustments to our borrowing base pursuant to these appraisals. These adjustments may negatively impact our ability to obtain revolving loans or support our letters of credit needs under our ABL revolver. Based on our asset mix at September 30, 2010, we were entitled to borrow $102.8 million under the ABL revolver at September 30, 2010. On that date, we had outstanding $40.5 million of borrowings under the revolver and no letters of credit outstanding. Thus, we could have borrowed an additional $62.3 million under the ABL revolver as of September 30, 2010, calculated (in millions) as follows:

Revolver borrowing base	$102.8
Borrowings on revolver	40.5
Letters of credit outstanding on revolver	-

Availability	$62.3

Our ABL revolver bears interest at a base rate or at LIBOR, plus a margin. The applicable margin is determined by reference to the average availability under the ABL revolver over the preceding three months. The applicable margins as of September 30, 2010 were 0.75% and 1.75% for base rate and LIBOR based borrowings, respectively. As of September 30, 2010, there was $62.3 million of borrowing availability under the ABL revolver. Borrowings outstanding under our ABL revolver may vary significantly depending on our cash needs at any given time. Our ABL revolver expires in July 2012.

Our ABL revolver contains a financial maintenance covenant ratio, which we refer to as the “fixed charge coverage ratio.” Compliance with the fixed charge coverage ratio is determined by comparing consolidated lender-adjusted EBITDA to consolidated fixed charges, each as defined in the credit agreement governing our ABL revolver. If we have less than 10% of the total commitment available (provided that such number cannot be less than $10 million or greater than $20 million) under our ABL revolver for more than five consecutive days, we are required to maintain a fixed charge coverage ratio of not less than 1.00 to 1.00 on a rolling four quarter basis. We were not required to maintain a minimum fixed charge coverage ratio under our ABL revolver during the first nine months of 2010. If we are required at any time to maintain the minimum fixed charge coverage ratio, this requirement will end after we have more than 10% of the total commitment available (provided that such number cannot be less than $10 million or greater than $20 million) for twenty consecutive days.

Our first lien term loan, which was retired in August 2010, was borrowed in two tranches, a $250 million U.S.-dollar denominated tranche and a €190.8 million Euro-denominated tranche ($260 million at the time of the initial borrowing). Our first lien term loan carried an initial annual interest rate equal to 4.00% plus the applicable U.S. Dollar LIBOR or EURIBOR rate. The applicable margin increased to 4.25% per annum. Under our first lien term loan agreement, we also have a $27.5 million letter of credit facility that remained after the retirement of the first lien term loan. This letter of credit facility matures on July 31, 2013.

Our other foreign subsidiary indebtedness consists primarily of borrowings in South Korea and Brazil and factoring in Italy. Factoring involves the sale of our receivables at a discount, which discount is included in interest expense. A majority of the South Korean debt and all of the Brazilian debt is subject to annual renewal. The factoring in Italy consists of uncommitted demand facilities which are subject to termination at the discretion of the applicable banks. Annual interest rates on the South Korean borrowings range from 4.96% to 9.96%. Annual interest rates on the Brazilian borrowings range from 12.68% to 14.03%.

Capital and Operating Leases

We maintain capital leases mainly for a manufacturing facility and certain manufacturing equipment. We have several operating leases, including leases for office and manufacturing facilities and certain equipment, with lease terms expiring between 2011 and 2018. As of September 30, 2010, our capital lease obligations were $19.7 million. During the first quarter of 2010, we added $9.7 million of capital lease obligations in connection with our acquisition of a manufacturing plant in Artern, Germany. As of December 31, 2009, we were committed to making lease payments of not less than $23.4 million on our operating leases and not less than $3 million on our capital leases during 2010.

Off-Balance Sheet Obligations

Our only off-balance sheet obligations consist of our obligations under our $27.5 million letter of credit facility. As of September 30, 2010, letters of credit outstanding were $26.2 million under this facility.

Our letter of credit facility was fully cash collateralized by third parties for purposes of replacing or backstopping letters of credit outstanding. The cash collateral was deposited by the third parties in a trust account, and we have no right, title or interest in the trust account. Applicable fees are 4.5% of the aggregate letters of credit outstanding for commissions and fronting fees and a deposit fee of 0.15% based on the amount of the cash collateral deposit.

Opportunities

Our operations are geographically diverse, including a significant presence in Europe, Asia, and South America. We have a strategic customer portfolio strategy to leverage relationships with key customers across geographic boundaries to diversify our customer base and increase penetration with existing key customers. In addition, we are pursuing non-automotive opportunities and opportunistic acquisitions and joint ventures to further diversify our revenue mix.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the potential loss arising from adverse changes in market rates and prices. We are exposed to market risk in the normal course of our business operations due to our purchases of steel, our sales of scrap steel, our ongoing investing and financing activities and our exposure to foreign currency exchange rates. We have established policies and procedures to govern our management of market risks.

Commodity Pricing Risk

Steel is the primary raw material that we use. We purchase a portion of our steel from certain of our customers through various OEM resale programs. The purchases through customer resale programs have buffered the impact of price swings associated with the procurement of steel. The remainder of our steel purchasing requirements are met through contracts with steel mills. At times, we may be unable to either avoid increases in steel prices or pass through any price increases to our customers. We refer to the “net steel impact” as the combination of the change in steel prices that are reflected in product pricing, the change in the cost to procure steel from the mill, and the change in our recovery of scrap steel, which we refer to as offal. Our strategy is to be economically indifferent to steel pricing by having these factors offset each other. While we strive to achieve a neutral net steel impact, we are not always successful in achieving that goal, in large part due to timing differences. Depending upon when a steel price change or offal price change occurs, that change may have a disproportionate effect, within any particular fiscal period, on our product pricing, our steel costs and the results of our sales of scrap steel. Net imbalances in any one particular fiscal period may be reversed in a subsequent fiscal period, although we cannot provide assurance that, or when, these reversals will occur.

Interest Rate Risk

At September 30, 2010, we had total debt of $642.9 million (net of a $12.6 million discount), consisting of fixed rate debt of $484.2 million (75%) and floating rate debt of $158.7 million (25%). Assuming no changes in the monthly average variable-rate debt levels of $153.6 million and $131.9 million, excluding the retired first lien term loan, for the nine months ended September 30, 2010 and 2009, respectively, we estimate that a hypothetical change of 100 basis points in the LIBOR and alternate base rate interest rates would have impacted interest expense for each of the nine months ended September 30, 2010 and 2009 by $1.2 million and $1 million, respectively. A 100 basis point increase in interest rates would not materially impact the fair value of our fixed rate debt.

Foreign Currency Exchange Rate Risk

A significant portion of our revenues is derived from manufacturing operations in Europe, Asia and South America. The results of operations and financial condition of our non-United States businesses are principally measured in their respective local currency and translated into U.S. dollars. The effects on us of foreign currency fluctuations in Europe, Asia and South America are mitigated by the fact that expenses are generally incurred in the same currency in which revenues are generated, since we strive to manufacture our products in close proximity to our customers. Nevertheless, the reported income of our foreign subsidiaries will be higher or lower depending on a weakening or strengthening of the U.S. dollar against the respective foreign currencies.

Assets located in our foreign facilities are translated into U.S. dollars at foreign currency exchange rates in effect as of the end of each reporting period. The effect of such translations is reflected as a separate component of consolidated members’ equity / (deficit). As a result, our consolidated members’ equity / (deficit) will fluctuate depending upon the weakening or strengthening of the U.S. dollar against the respective foreign currencies.

Our strategy for managing currency risk relies primarily upon conducting business in a foreign country in that country’s currency. We may, from time to time, also participate in hedging programs intended to reduce our exposure to currency fluctuations. We believe that the effect of a 100 basis point movement in foreign currency rates against the U.S. dollar would not have materially affected our results of operations or cash flows for the nine months ended September 30, 2010 and 2009. However, we believe that the effect of a 100 basis point movement in the Euro to the U.S. dollar has the potential to materially affect our members’ equity / (deficit) whereas we do not believe a 100 basis point movement in other foreign currencies would have a material impact. As of September 30, 2010, we estimated that a hypothetical change of 100 basis points in the Euro to the U.S. dollar exchange rate would have impacted members’ equity / (deficit) by approximately $3 million.

Inflation

Despite recent declines, we have experienced a continued rise in inflationary pressures impacting certain commodities, such as petroleum-based products, resins, yarns, ferrous metals, base metals and certain chemicals. Additionally, because we purchase various types of equipment, raw materials and component parts from our suppliers, we may be adversely affected by their inability to adequately mitigate inflationary, industry, or economic pressures. These pressures have proven to be insurmountable to some of our suppliers and we have seen the number of bankruptcies and insolvencies in our industry increase. The overall condition of our supply base may possibly lead to delivery delays, production issues or delivery of non-conforming products by our suppliers in the future. As such, we continue to monitor our vendor base for the best sources of supply and work with those vendors and customers to attempt to mitigate the impact of the pressures mentioned above.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.    As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), management, with the participation of the chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2010. Based upon that evaluation, the chief executive officer and the chief financial officer have concluded that, as of September 30, 2010, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

See Exhibit 99.1 for the Company’s risk factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In connection with our IPO of our common stock, the SEC declared our Registration Statement on Form S-1 (No. 333-165200), filed under the Securities Act of 1933, effective on October 14, 2010. On October 20, 2010, we closed the sale of 6,250,000 shares of our common stock registered under the Registration Statement. On November 8, 2010, we sold an additional 383,722 shares of our common stock pursuant to a partial exercise of the underwriters’ over-allotment option. Goldman, Sachs & Co., Citigroup Global Markets Inc. and J.P. Morgan Securities LLC acted as joint book-running managers of the offering and as representatives of the underwriters.

The IPO price was $13.00 per share. The aggregate sale price for all of the shares sold by us was approximately $86.2 million (including proceeds from the partial exercise of the underwriters’ over-allotment option), resulting in net proceeds to us of approximately $74.7 million after payment of underwriting discounts and commissions of approximately $6 million and other offering costs of approximately $5.5 million. No payments were made by us to directors, officers, or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors as compensation for board or board committee service.

We used $58.5 million of the proceeds from the IPO to reduce the outstanding balance on the revolving credit facility and intend to use the balance of such proceeds plus $3 million of our cash to reduce outstanding indebtedness and to pay expenses of the IPO not previously paid.

Item 6. Exhibits

The Exhibits listed in the “Exhibit Index” are filed or furnished with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 11, 2010	By:	/s/ James C. Gouin
James C. Gouin
Chief Financial Officer

Exhibit Index

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer

32.1	Section 1350 Certification of the Chief Executive Officer*

32.2	Section 1350 Certification of the Chief Financial Officer*

99.1	Risk Factors

* Furnished, not filed