Form 10-Q
period 2011-03-31
Tower International, Inc.
filed 2011-05-05
CIK 1485469

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Yes ☐    No ☑

As of May 5, 2011, there were 19,101,588 shares of the registrant’s common stock, $0.01 par value per share, issued and outstanding.

Tower International, Inc. and Subsidiaries

Form 10-Q

		Page
PART I. Financial Information

Item 1.	Financial Statements (unaudited):

	Condensed Consolidated Balance Sheets at March 31, 2011 and December 31, 2010	1

	Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2011 and 2010	2

	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2011 and 2010	3

	Notes to Condensed Consolidated Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34

Item 4.	Controls and Procedures	35

PART II. Other Information

Item 1.	Legal Proceedings	36

Item 1A.	Risk Factors	36

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	36

Item 6.	Exhibits	36

Signatures

Exhibit Index

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer

32.1	Section 1350 Certification of the Chief Executive Officer

32.2	Section 1350 Certification of the Chief Financial Officer

PART 1 — FINANCIAL INFORMATION

ITEM 1. Financial Statements.

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands - unaudited)

	March 31, 2011	December 31, 2010

ASSETS
Cash and cash equivalents	$134,495	$150,345
Accounts receivable, net of allowance of $2,899 and $1,674	377,249	297,086
Inventories (Note 3)	80,862	73,189
Deferred tax asset - current	11,401	12,406
Assets held for sale (Note 4)	8,489	8,178
Prepaid tooling and other	82,229	57,754

Total current assets	694,725	598,958

Property, plant and equipment, net	633,347	627,497
Goodwill (Note 6)	70,136	66,309
Deferred tax asset - non-current	18,835	17,377
Other assets, net	28,890	30,035

Total assets	$1,445,933	$1,340,176

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current maturities of long-term debt and capital lease obligations (Note 8)	$131,146	$109,848
Accounts payable	405,726	366,761
Accrued liabilities	126,438	132,614

Total current liabilities	663,310	609,223

Long-term debt, net of current maturities (Note 8)	450,526	432,726
Obligations under capital leases, net of current maturities (Note 8)	15,765	15,604
Deferred tax liability - non-current	14,865	12,710
Pension liability (Note 11)	74,574	76,403
Other non-current liabilities	82,209	81,884

Total non-current liabilities	637,939	619,327

Total liabilities	1,301,249	1,228,550

Commitments and contingencies (Note 20)

Stockholders’ Equity:
Tower International, Inc.’s stockholders’ equity
Common stock, $0.01 par value, 350,000,000 authorized, 19,101,588 issued and outstanding (Note 13)	191	191
Additional paid in capital	299,960	296,262
Accumulated deficit	(183,534)	(192,556)
Accumulated other comprehensive loss (Note 12)	(18,217)	(36,530)

Total Tower International, Inc.’s stockholders’ equity	98,400	67,367

Noncontrolling interests in subsidiaries	46,284	44,259

Total stockholders’ equity	144,684	111,626

Total liabilities and stockholders’ equity	$1,445,933	$1,340,176

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share and per share amounts - unaudited)

	Three Months Ended March 31,
	2011	2010

Revenues	$599,635	$479,129
Cost of sales	530,065	425,904

Gross profit	69,570	53,225
Selling, general and administrative expenses (Note 9)	37,722	33,021
Amortization expense (Note 6)	892	710
Restructuring and asset impairment charges, net (Note 7)	483	4,107

Operating income	30,473	15,387
Interest expense	12,518	13,790
Interest income	263	189
Other expense	850	-

Income before provision for income taxes	17,368	1,786
Provision for income taxes (Note 10)	6,613	4,134

Net income / (loss)	10,755	(2,348)
Less: Net income attributable to the noncontrolling interests	1,733	2,134

Net income / (loss) attributable to Tower International, Inc.	$9,022	$(4,482)

Less: Preferred unit dividends (Note 14)	$-	$(4,269)

Net income / (loss) available to common shareholders	$9,022	$(8,751)

Weighted average common shares outstanding

Basic	19,101,588	12,467,866
Diluted	19,890,083	12,467,866

Net income / (loss) per share attributable to Tower International, Inc. (Note 15):

Basic	$0.47	$(0.70)
Diluted	0.45	(0.70)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands - unaudited)

	Three Months Ended March 31,
	2011	2010

OPERATING ACTIVITIES:
Net income / (loss)	$10,755	$(2,348)
Adjustments required to reconcile net income / (loss) to net cash provided by / (used in) operating activities:
Non-cash restructuring and asset impairment charges	-	2,699
Deferred income tax provision	1,333	-
Depreciation and amortization	30,147	30,273
Non-cash share-based compensation	3,698	-
Pension expense, net of contributions	(1,392)	(817)
Change in working capital and other operating items	(58,503)	(24,137)

Net cash provided by / (used in) operating activities	$(13,962)	$5,670

INVESTING ACTIVITIES:
Cash disbursed for purchases of property, plant and equipment, net	$(26,698)	$(18,685)
Acquisition of a third-party debt instrument	(11,254)	-
Net assets acquired, net of cash acquired	-	(16,687)

Net cash used in investing activities	$(37,952)	$(35,372)

FINANCING ACTIVITIES:
Repayments of term debt	$-	$(1,183)
Partial redemption of senior secured notes	(17,000)	-
Preferred unit dividends	-	(95)
Proceeds from borrowings	139,296	133,612
Repayments of borrowings	(88,756)	(114,135)

Net cash provided by financing activities	$33,540	$18,199

Effect of exchange rate changes on cash and cash equivalents	$2,524	$(2,456)

NET CHANGE IN CASH AND CASH EQUIVALENTS	$(15,850)	$(13,959)

CASH AND CASH EQUIVALENTS:

Beginning of period	$150,345	$149,802

End of period	$134,495	$135,843

Supplemental Cash Flow Information:
Interest paid, net of amounts capitalized	$27,337	$12,797
Income taxes paid	3,662	1,204
Non-cash Activities:
Capital expenditures in liabilities for purchases of property, plant and equipment	$18,695	$22,212
Cumulative preferred stock units accrued	-	4,174

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

On October 14, 2010, in connection with its initial public offering (the “IPO”), Tower Automotive, LLC was converted to a Delaware corporation named Tower International, Inc. (the “Corporate Conversion”). Upon the Corporate Conversion, all of the equity interests in Tower Automotive, LLC were converted into common stock of Tower International, Inc. (see note 13 for further discussion).

On October 15, 2010, the Company’s common stock began trading on the New York Stock Exchange pursuant to the Company’s IPO. On October 20, 2010, the Company received $75.6 million of proceeds, after underwriting discounts and commissions, in connection with the sale of 6,250,000 shares of common stock in the IPO. On November 8, 2010, the Company sold an additional 383,722 shares of common stock resulting in additional proceeds of $4.6 million, after underwriting discounts and commissions, pursuant to a partial exercise of the underwriters’ over-allotment option.

All references to the Company in this Quarterly Report on Form 10-Q for periods prior to the effective time of our Corporate Conversion are to Tower Automotive, LLC and its subsidiaries. All references to the Company in this Quarterly Report on Form 10-Q for periods subsequent to the effective time of our Corporate Conversion are to Tower International, Inc. and its subsidiaries.

The accompanying Condensed Consolidated Financial Statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The information furnished in the Condensed Consolidated Financial Statements includes normal recurring adjustments and reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to the rules and regulations of the SEC. Although the Company believes that the disclosures are adequate to make the information presented not misleading, these Condensed Consolidated Financial Statements should be read in conjunction with the audited year end financial statements and the notes thereto included in the most recent Annual Report on Form 10-K filed by the Company with the SEC. The interim results for the periods presented may not be indicative of the Company’s actual annual results.

Principles of Consolidation

The Condensed Consolidated Financial Statements include the accounts of the Company and all subsidiaries that are more than 50% owned and over which the Company exercises control. All intercompany transactions and balances have been eliminated upon consolidation.

Change in Accounting Principle

The Company did not adopt any new accounting standards during the three months ended March 31, 2011.

Note 2.  New Accounting Pronouncements Not Yet Adopted

As of March 31, 2011, the Company has adopted all accounting pronouncements affecting the Company.

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

	March 31, 2011	December 31, 2010
Raw materials	$35,780	$29,762
Work in process	21,892	19,335
Finished goods	23,190	24,092

Total	$80,862	$73,189

Note 4.  Assets Held for Sale

The Company has three locations that are considered held for sale in accordance with FASB ASC No. 360, Property, Plant, and Equipment. The three locations are Gunpo, South Korea; Bergisch Gladbach, Germany; and Milwaukee, Wisconsin. The Gunpo facility was classified as held for sale in 2009 and the Bergisch and Milwaukee facilities were classified as held for sale in the first quarter of 2010. The Company’s management has demonstrated intent to sell these locations by listing the properties with local real estate agencies at prices deemed reasonable in comparison to their respective fair values and has continued efforts to sell the properties; thus, the Company expects to sell these locations within one year. Accordingly, the Company has recorded these locations at fair value, ceased depreciation on them, and classified them as held for sale. The change in balances relates to foreign exchange fluctuations. The following table summarizes assets held for sale by category (in thousands):

	March 31, 2011	December 31, 2010
Land	$6,698	$6,426
Building	1,791	1,752

Total	$8,489	$8,178

Note 5.  Tooling

Tooling represents costs incurred by the Company in the development of new tooling used in the manufacture of the Company’s products. All pre-production tooling costs, incurred for tools that the Company will not own and that will be used in producing products supplied under long-term supply agreements, are expensed as incurred unless the supply agreement provides the Company with the non-cancellable right to use the tools or the reimbursement of such costs is contractually guaranteed by the customer. Generally, the customer agrees to reimburse the Company for certain of its tooling costs at the time the customer awards a contract to the Company.

When the part for which tooling has been developed reaches a production-ready status, the Company is reimbursed by its customer for the cost of the tooling, at which time the tooling becomes the property of the customer. The Company has certain other tooling costs, which are capitalized and amortized over the life of the related product program, related to tools which the Company has the contractual right to use during the life of the supply arrangement. Customer-owned tooling is included in prepaid tooling and other and company-owned tooling is included in other assets in the Condensed Consolidated Balance Sheet. The components of capitalized tooling costs are as follows (in thousands):

	March 31, 2011	December 31, 2010
Customer-owned tooling	$47,722	$38,683
Company-owned tooling	3,399	3,828

Total	$51,121	$42,511

Any gain recognized, which is defined as the excess of reimbursement over cost, is amortized over the life of the program. If estimated costs are expected to be in excess of reimbursement, a loss is recorded in the period when the loss is estimated.

Note 6.  Goodwill and Other Intangible Assets

Goodwill

The change in the carrying amount of goodwill is set forth below on a reportable segment and consolidated basis (in thousands):

	International	Americas	Consolidated
Balance at December 31, 2010	62,646	3,663	66,309
Currency translation adjustment	3,767	60	3,827

Balance at March 31, 2011	$66,413	$3,723	$70,136

Intangibles

The Company has certain intangible assets that are related to customer relationships. These intangible assets have definite lives and are amortized on a straight-line basis, which approximates the recognition of related revenue, over the estimated lives of the related assets. The intangible assets are recorded in other assets. The Company anticipates amortization expense of $3.6 million, $3.6 million, $2.9 million, and $1.6 million for the years ended December 31, 2011, 2012, 2013, and 2014, respectively, at which time no further amortization expense will be incurred. The Company incurred amortization expense of $0.9 million and $0.7 million, respectively, for the three months ended March 31, 2011 and 2010. The following table presents information about the intangible assets of the Company at March 31, 2011 and December 31, 2010, respectively (in thousands):

		As of March 31, 2011		As of December 31, 2010
	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible:
Europe	6 years	$16,499	$8,175	$16,011	$7,504
Brazil	7 years	5,982	2,971	5,935	2,749

Total		$22,481	$11,146	$21,946	$10,253

Note 7.  Restructuring and Asset Impairment Charges

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

Restructuring Charges

Restructuring charges and asset impairments for each of the Company’s reportable segments include the following (in thousands):

	Three Months Ended March 31,
	2011	2010
International	$-	$2,761
Americas	483	1,346

Total	$483	$4,107

The following table sets forth our net restructuring expense by type for the periods presented (in thousands):

	Three Months Ended March 31,
	2011	2010
Employee termination costs	$703	$151
Other exit costs	(220)	1,257
Asset impairments	-	2,699

Total	$483	$4,107

The charges incurred during 2011 and 2010 primarily related to the following actions:

2011 Actions

During the first quarter of 2011, the charges incurred in the Americas segment related to the ongoing maintenance of facilities closed as a result of prior actions and severance costs in Brazil to better align capacity with demand, which were offset partially by the favorable adjustment of a liability pertaining to closed facilities.

2010 Actions

During the first quarter of 2010, the Company classified its Bergisch Gladbach facility as held for sale (see note 4) which resulted in an impairment charge of $2.7 million to align the book value with the estimated fair value less costs to sell. The additional charges incurred in 2010 in both the International and Americas segments related to other severance costs and ongoing maintenance of facilities closed as a result of prior actions.

Restructuring Reserve

The table below summarizes the activity in the accrual by reportable segment, reflected in accrued liabilities, for the above-mentioned actions through March 31, 2011 (in thousands):

	International	Americas	Consolidated
Balance at December 31, 2009	$8,187	$1,561	$9,748
Payments	(7,713)	(3,419)	(11,132)
Increase in liability	580	3,731	4,311
Adjustment to liability	(233)	(986)	(1,219)

Balance at December 31, 2010	821	887	1,708

Payments	(264)	(69)	(333)
Increase in liability	-	150	150
Adjustment to liability	-	-	-

Balance at March 31, 2011	$557	$968	$1,525

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

The liability decreased during 2011 primarily due to severance payments made relating to the Bergisch closure. Of the $1.5 million restructuring reserve accrued as of March 31, 2011, the majority is expected to be paid in 2011. In the International segment, the liability decreased during 2010 primarily due to severance payments made relating to the closure of the Company’s facility in Bergisch Gladbach, Germany. In the Americas segment, the decrease in the liability during 2010 related primarily to severance payments for prior actions and payments relating to the sale of a closed facility, offset partially by the charges accrued related to the sale of the closed facility.

During the three months ended March 31, 2011 the Company incurred severance payments related to prior accruals in Europe of $0.3 million and North America of $0.1 million. During the year ended December 31, 2010, the Company incurred severance payments related to prior accruals in Europe of $7.7 million and in North America of $3.4 million.

Note 8.  Debt

Senior Secured Notes

On August 24, 2010, the Company’s subsidiaries, Tower Automotive Holdings USA, LLC and TA Holdings Finance, Inc. (collectively, the “Issuers”), issued $430 million in senior secured notes (the “notes offering”). The senior secured notes (the “notes”) were issued at an original issue discount of $12.8 million and bear an annual interest rate of 10.625%. The original issue discount will be amortized on a straight-line basis, which approximates the effective interest method, through interest expense over the term of the notes which increases the effective annual interest rate to 11.25%. The notes mature on September 1, 2017. The notes are jointly and severally and unconditionally guaranteed by the Company on a senior unsecured basis and by the existing domestic subsidiaries of the Company, other than the Issuers, that are guarantors under Tower Automotive Holdings USA, LLC’s existing revolving credit facility (the “ABL revolver”) and existing letter of credit facility (the “Letter of Credit Facility”) (such domestic subsidiaries, the “Subsidiary Guarantors”) on a senior secured basis. The notes are senior secured obligations of the Issuers that, subject to certain permitted liens and exceptions, and subject to certain limitations with respect to enforcement, rank equally in right of payment to any existing and future senior indebtedness of the Issuers and are effectively junior to the extent of the collateral securing the Issuers’ and the Subsidiary Guarantors’ obligations on a first priority basis under the ABL revolver. The notes and the subsidiary guarantees are effectively junior to any existing and future indebtedness of the Company’s subsidiaries that are not guaranteeing the notes. The notes also restrict the Company from paying cash dividends on its common stock.

The notes are secured, on a pari passu basis with the obligations under the Letter of Credit Facility, by (i) a first priority security interest in the assets of the Issuers and the Subsidiary Guarantors which have been pledged on a first priority basis to the agent for the benefit of the lenders under the Letter of Credit Facility and (ii) on a second priority basis to all other assets of the Issuers and the Subsidiary Guarantors which have been pledged on a first priority basis to the agent for the benefit of the lenders under the ABL revolver.

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

On March 30, 2011, the Issuers redeemed $17 million of the notes at 105% which resulted in a premium paid of $0.9 million that was recognized as other expense. In connection with the redemption, the Issuers accelerated the amortization of the original issue discount and associated debt issue costs by $0.8 million in the first quarter of 2011.

As of March 31, 2011, the outstanding principal balance on the notes was $376.5 million (net of a remaining $10.5 million original issue discount).

First Lien Term Loan

The first lien term loan was borrowed in two tranches, with $250 million advanced to a U.S. borrower (the “U.S. Borrower”) and the Euro currency equivalent of $260 million (or €190.8 million) advanced to a European borrower (the “European Borrower”). The first lien term loan required principal payments of 1%, paid quarterly at the end of each January, April, July and October. Immediately prior to the repayment described below, funds and accounts managed by Cerberus Capital Management, L.P. (collectively with Cerberus Capital Management, L.P., “Cerberus” or “Members”) owned approximately 90% of the first lien term loan. The first lien term loan was scheduled to mature on July 31, 2013.

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

Revolving Credit Facility

The ABL revolver provides for a revolving credit facility in the aggregate amount of $150 million, subject to a borrowing base limitation. Advances under the ABL revolver bear interest at a base rate or LIBOR, plus a margin. The applicable margins are determined by the average availability under the ABL revolver during the preceding three months. The applicable margins as of March 31, 2011 were 0.75% for base rate borrowings and 1.75% for LIBOR-based borrowings. As of March 31, 2011, there was $114.5 million of borrowing availability under the ABL revolver, of which $33 million of borrowings and $0.3 million letters of credit were outstanding. The ABL revolver is scheduled to mature on July 31, 2012.

The ABL revolver is secured by (i) a first-priority lien on all accounts receivable, inventory, cash, investments and property, plant and equipment of the U.S. Borrower and Subsidiary Guarantors; (ii) a second-priority pledge of 65% of any voting and 100% of any non-voting equity interests held in any foreign subsidiary by the U.S. Borrower and Subsidiary Guarantors; and (iii) a second-priority lien on all other tangible and intangible assets of the U.S. Borrower and Subsidiary Guarantors.

Letter of Credit Facility

The $27.5 million Letter of Credit Facility is fully cash collateralized by third parties for purposes of replacing or backstopping letters of credit outstanding. The Letter of Credit Facility is part of the first lien term loan agreement, but remains outstanding as it was not retired when the first lien term loan was retired in August 2010. The cash collateral was deposited by such third parties in a deposit account, and the Company has no right, title or interest in the deposit account.

As of March 31, 2011, the outstanding letters of credit under the Letter of Credit Facility were $27.4 million. The Letter of Credit Facility is scheduled to mature on July 31, 2013. Applicable fees are 0.25% of the aggregate letters of credit outstanding for commissions. The Letter of Credit Facility has a 4.25% facility commitment fee and a facility deposit fee of 0.15%. As of March 31, 2011, Cerberus owned all of the $27.5 million Letter of Credit Facility.

Debt Issue Costs

The Company incurred interest expense related to the amortization of debt issue costs of $0.7 million and $0.5 million during the three months ended March 31, 2011 and 2010, respectively.

Interest Rate Swaps

The Company was required by its credit agreements to enter into two interest rate swap agreements during the third quarter of 2007 with notional principal amounts of $182.5 million and €100 million. These derivative agreements effectively fixed interest rates at 5.06% and 4.62%, respectively, on a portion of the Company’s floating debt and qualified for cash flow hedge accounting treatment under FASB ASC No. 815, Derivatives and Hedging. The swaps were designated as hedging instruments to offset the changes in cash flows resulting from changes in interest rates on this variable rate debt. The swaps were terminated in August 2010 in connection with the retirement of the first lien term loan. Under FASB ASC No. 815, each swap was recorded as a cash flow hedge in which the fair value was recorded as an asset or liability and the changes in the fair value were recorded as a component of other comprehensive income. Measurement of hedge effectiveness was performed quarterly. Any changes in the effective portion of these derivatives were recorded as a component of accumulated other comprehensive income / (loss), a component of stockholders’ equity. During the three months ended March 31, 2010, $3.3 million was expensed through interest expense that had been recorded in accumulated other comprehensive income.

Other Foreign Subsidiary Indebtedness

As of March 31, 2011, other foreign subsidiary indebtedness of $169.1 million consists primarily of borrowings in South Korea of $123.9 million, receivables factoring in Europe of $25.6 million, and borrowings in Brazil of $19.6 million.

Generally, borrowings of foreign subsidiaries are made under credit agreements with commercial lenders and are used to fund working capital and other operating requirements.

South Korea

As of March 31, 2011, the Company’s South Korean subsidiary had borrowings of $123.9 million (KRW 135.9 billion), consisting of secured indebtedness of $53.7 million (KRW 58.9 billion), unsecured indebtedness of $24.6 million (KRW 27 billion), secured bonds of $22.8 million (KRW 25 billion), and unsecured corporate bonds of $22.8 million (KRW 25 billion) issued in connection with a government sponsored collateralized bond program, which have annual interest rates ranging from 5.33% to 9.96% and maturity dates ranging from April 2011 to April 2013. The majority of these borrowings are subject to annual renewal. Substantially all of the assets of the Company’s South Korean subsidiary serve as collateral for the secured indebtedness and secured bonds.

During the first quarter of 2011, the Company renewed $15 million (KRW 16.5 billion) of maturing secured indebtedness for an additional year. In addition, the Company was provided a $2 million (KRW 2.2 billion) new one-year unsecured term loan. The terms of the new loans are substantially the same as the other portfolio loans.

Brazil

As of March 31, 2011, the Company’s Brazilian subsidiary had borrowings of $19.6 million (R$32 million) which have annual interest rates ranging from 12.68% to 14.57% and maturity dates ranging from May 2011 to March 2012. This credit is provided through bilateral agreements with three local banks. Periodic interest and principal payments are required. All loans have a duration of one year or less and are secured by certain fixed and current assets.

During the first quarter of 2011, one of the local banks provided the Company with a $2.4 million (R$4 million) new one-year term loan. In addition, two of the local banks provided the Company with aggregate loans of $5.5 million (R$9 million) that refinances previous loans. The terms of the new loans are substantially the same as the other portfolio loans.

Italy

As of March 31, 2011, the receivables factoring facilities available to the Company were $36 million (€25.4 million), of which $25.6 million (€18.1 million) was drawn. These are uncommitted, demand facilities which are subject to termination at the discretion of the banks, and bear interest rates based on the average three month EURIBOR plus a spread ranging from 1.45% to 2.00%. The effective annual interest rates as of March 31, 2011 ranged from 2.63% to 3.18%. Any receivables factoring under these facilities is with recourse, and is secured by the accounts receivable factored. These receivables factoring transactions are recorded in the Company’s Condensed Consolidated Balance Sheet in current maturities of long-term debt.

Covenants

As of March 31, 2011, the Company was in compliance with the financial covenants that govern its credit agreements.

Capital Leases

The Company had capital lease obligations of $18.8 million and $18.6 million, of which $3 million represents current maturities, as of March 31, 2011 and December 31, 2010, respectively, that expire between March 2013 and March 2018.

Note 9.   Selling, General, and Administrative Expenses

The Company’s selling, general and administrative (“SG&A”) expenses include costs associated with the Company’s sales efforts; engineering; centralized finance, human resources, purchasing, and information technology services; and other administrative functions. During 2010, the Company implemented one-time compensation programs that resulted in compensation charges against earnings. These compensation programs will also result in compensation charges against earnings in 2011 and subsequent periods. See notes 16 and 20 for further description of each program. SG&A expenses include the following (in thousands):

	Three Months Ended March 31,
	2011	2010
SG&A (excluding items below)	$33,223	$32,184
Special incentive program	-	158
Supplemental value creation plan	1,060	-
Restricted stock units granted in connection with the IPO	3,439	-
Acquisition costs	-	679

Total	$37,722	$33,021

Note 10.  Income Taxes

During the three months ended March 31, 2011, the Company recognized income tax expense of $6.6 million in relation to income before provision for income taxes of $17.4 million. The income tax expense resulted primarily from the recognition of foreign income taxes, withholding taxes, and certain state taxes. The income tax expense is higher than the expected income tax expense based on statutory rates primarily because the Company did not record tax benefits on net losses during the quarter in certain jurisdictions, including the U.S., that have had historical cumulative losses. The Company did not record an income tax benefit on these losses due to the uncertainty of the future realization of the deferred tax assets generated by the cumulative losses. In the first quarter of 2011, the $6.6 million income tax expense recorded included a $1.3 million deferred income tax expense on the favorable settlement of a value added tax audit in Brazil.

During the three months ended March 31, 2010, the Company recognized income tax expense of $4.1 million in relation to income before provision for income taxes of $1.8 million. The income tax expense resulted primarily from the recognition of foreign income taxes, withholding taxes, and state taxes. The income tax expense is higher than the expected income tax expense based on statutory rates primarily because the Company did not record tax benefits on net losses during the quarter in certain jurisdictions, including the U.S., that have had historical cumulative losses. The Company did not record an income tax benefit on these losses due to the uncertainty of the future realization of the deferred tax assets generated by the cumulative losses.

Note 11.  Retirement Plans

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

The following table provides the components of net periodic pension benefit cost and other post-retirement benefit cost (in thousands):

	Pension Benefits		Other Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2011	2010	2011	2010
Service cost	$9	$8	$-	$-
Interest cost	3,120	3,357	236	252
Expected return on plan assets	(2,822)	(2,659)	-	-
Amortization of net losses	437	399	-	-

Net periodic benefit cost	$744	$1,105	$236	$252

The Company expects its minimum pension funding requirements to be $16.3 million during 2011, of which the Company made contributions of $2.1 million during the three months ended March 31, 2011.

The Company contributed $0.9 million during the three months ended March 31, 2011 to its defined contribution employee savings plans.

As of July 31, 2007, the Company assumed the liabilities associated with a Voluntary Employee Benefit Association (“VEBA”) trust and future post-retirement benefit payments were capped at specified amounts to be paid through April 2011. During the three months ended March 31, 2011, the Company made contributions of $0.3 million to the VEBA trust that administers medical insurance benefits. As of March 31, 2011, the Company has $0.3 million remaining to be paid to VEBA trusts.

Note 12.  Stockholders’ Equity and Noncontrolling Interests

The table below provides a reconciliation of the carrying amount of total stockholders’ equity, including stockholders’ equity attributable to Tower International, Inc. (“Tower”) and equity attributable to the noncontrolling interests (“NCI”) (in thousands):

	Three Months Ended March 31,
	2011			2010
	Tower	NCI	Total	Tower	NCI	Total
Equity / (deficit) beginning balance	$67,367	$44,259	$111,626	$(186,723)	$39,564	$(147,159)
Net income / (loss)	9,022	1,733	10,755	(4,482)	2,134	(2,348)
Other comprehensive income / (loss):
Change in cumulative translation adjustment	17,777	292	18,069	(3,796)	6	(3,790)
Amortization of actuarial loss	437	-	437	399	-	399
Unrealized gain / (loss) on qualifying cash flow hedge, net	99	-	99	3,336	-	3,336

Total comprehensive income / (loss)	27,335	2,025	29,360	(4,543)	2,140	(2,403)
Preferred unit dividends paid	-	-	-	(95)	-	(95)
Cumulative preferred units accrued	-	-	-	(4,174)	-	(4,174)
Share based compensation expense	3,698	-	3,698	-	-	-
Unit based compensation expense	-	-	-	263	-	263

Equity / (deficit) ending balance	$98,400	$46,284	$144,684	$(195,272)	$41,704	$(153,568)

The following tables present the components of accumulated other comprehensive income / (loss) (in thousands):

	As of March 31, 2011	As of December 31, 2010	Other Comprehensive Income
Foreign currency translation	$47,585	$29,808	$17,777
Defined benefit plans, net	(65,646)	(66,083)	437
Unrealized gain / (loss) on qualifying cash flow hedge, net	(156)	(255)	99

Accumulated other comprehensive income / (loss)	$(18,217)	$(36,530)	$18,313

Note 13.  Stockholders’ Equity and Unit Based Compensation

Stockholders’ Equity

Effective October 14, 2010, prior to the IPO, (i) all of the Company’s equity owners transferred their equity interests in Tower Automotive, LLC to a newly created limited liability company, Tower International Holdings, LLC, (ii) Tower Automotive, LLC converted into a Delaware corporation named Tower International, Inc., and (iii) all of the equity interests in Tower Automotive, LLC were converted into common stock of Tower International, Inc (“Corporate Conversion”). Thus, immediately prior to the IPO and the commencement of trading of the Company’s common stock, all of the Company’s outstanding common stock was owned by Tower International Holdings, LLC. On October 20, 2010, the Company received $75.6 million of proceeds, after underwriting discounts and commissions, in connection with the sale of 6,250,000 shares of its common stock at the closing of the IPO. On November 3, 2010, the Company sold an additional 383,722 shares of its common stock resulting in additional proceeds of $4.6 million, after underwriting discounts and commissions, pursuant to a partial exercise of the underwriters’ over-allotment option. As of March 31, 2011 and December 31, 2010, the Company had 19,101,588 shares of common stock outstanding.

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

The Management LLC Capital Units held by the former owner of MIP Units were not entitled to distributions until the holders of the other Capital Units have received distributions, in addition to tax distributions, equal to $180.9 million (the “Reference Amount”) plus a return on the unpaid portion of such amount accruing from July 31, 2010 (“Reference Date”) on a quarterly cumulative basis at a rate of 10% per annum. As a result of the contribution of indebtedness (see note 8), the Reference Amount was increased by $25 million, together with a return (on a quarterly cumulative basis at a rate of 10% per annum) on the unpaid portion of such amount accruing from August 24, 2010.

The Management LLC Capital Units did not vest until the first time subsequent to the Reference Date when the aggregate distributions made by the Company with respect to all Vested Members since the Reference Date equaled the Reference Amount plus accruals (“Vesting Time”).

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

MIP Units / Unit Based Compensation

Prior to the Unit Conversion, the Company authorized 1,500 units of Membership Interest (designated as “MIP Units”) to be eligible for grants in connection with the Company’s Management Incentive Plan (“MIP”). The MIP was designed to promote the long-term success of the Company through unit based compensation by aligning the interests of participants with those of its members. The Company’s management determined vesting at the date of grant and assigned the original MIP Units with both service and performance conditions. Effective February 19, 2010, the Board of Managers (“Board”) removed the performance conditions from the MIP Units, which resulted in only a service condition remaining to each unit. The modification resulted in no incremental compensation cost as the fair value of the awards did not change based on the modified terms.

Under the fair value recognition provisions, unit based compensation cost was measured at the grant date based on the fair value of the award and was recognized as expense over the applicable vesting period of the award. The fair value of each MIP Unit was based on the fair value of the Common Units on the date of grant. The compensation cost for the MIP Plan was insignificant for the three months ended March 31, 2010, with no income tax benefit due to the valuation allowance in the United States recognized during 2010.

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

Note 14. Redeemable Preferred Units

Prior to the Unit Conversion (see note 13), the Company had outstanding units of Membership Interest designated as “Redeemable Preferred Units.” The Members made initial capital contributions for all of the Redeemable Preferred Units in the amount of $213.8 million in July 2007. Redeemable Preferred Units were entitled to all of the rights of ownership, including a profits interest and a distribution preference, but had no conversion rights. Redeemable Preferred Units were non-voting, unless required by the Limited Liability Act of the State of Delaware. In accordance with FASB ASC No. 480, Distinguishing Liabilities from Equity, the Redeemable Preferred Units were recorded as mezzanine equity at their issuance price, as they were redeemable at the option of the holder, based on the Members control of the Board of the Company. The initial carrying amount of redeemable preferred stock was its fair value, which was equal to the redemption value at date of issue.

The redemption value of the Redeemable Preferred Units was an amount that was equal to the holders’ initial capital contribution less all distributions previously made to such Redeemable Preferred Unit holders (the “Unpaid Preference Amount”) plus an amount accruing at the rate of 10% per quarter on the holder’s Unpaid Preference Amount (the “Preferred Return Amount”). Therefore, if distributions were not made with respect to any fiscal year, the Redeemable Preferred Unit holders’ distributions were cumulative. These units were recorded at redemption value at each balance sheet date and the Preferred Return Amount was recorded as an adjustment to retained earnings. During the three months ended March 31, 2010, the Company paid distributions to the Redeemable Preferred Unit holders of $0.1 million.

On August 12, 2010, the Redeemable Preferred Units were converted to Capital Units in connection with the Unit Conversion at carrying value, which approximated fair value. Due to the Unit Conversion, no Redeemable Preferred Units were outstanding as of December 31, 2010.

Note 15. Earnings per Share (“EPS”)

Immediately prior to the Corporate Conversion, the Company had outstanding Capital Units (see note 13). In connection with the Corporate Conversion and IPO (see note 13), existing holders of Capital Units contributed their Capital Units to Tower International Holdings, LLC and that entity received 12,467,866 shares of the Company’s common stock through conversion of the Capital Units into common stock. Additionally, in the third quarter of 2010, prior to the Corporate Conversion, the Company completed the Unit Conversion whereby the Company converted its Common Units, MIP Units, and Redeemable Preferred Units into Capital Units (see note 13). The units outstanding before and after the Unit Conversion were held by the same parties. In addition, the units outstanding before and the shares outstanding after the Corporate Conversion were held by those same parties.

The impact of the Corporate Conversion has been applied on a retrospective basis to determine earnings per share for the periods presented. The weighted average number of common shares reflected in the calculation prior to the IPO is the total number of shares issued to Tower International Holdings based upon units held on the IPO date.

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

The Company excluded less than 0.1 million of potentially anti-dilutive shares for the three months ended March 31, 2011. There are no potentially anti-dilutive shares for the three months ended March 31, 2010.

A summary of information used to compute basic and diluted net income / (loss) per share attributable to Tower International, Inc. is shown below (in thousands – except share and per share amounts):

	Three Months Ended March 31,
	2011	2010
Net income / (loss) attributable to Tower International, Inc.	$9,022	$(4,482)
Less: Preferred unit dividends	–	(4,269)

Net income / (loss) available to common shareholders	$9,022	$(8,751)

Weighted average common shares outstanding
Basic	19,101,588	12,467,866
Diluted	19,890,083	12,467,866

Net income / (loss) per share attributable to Tower International, Inc.
Basic	$0.47	$(0.70)
Diluted	0.45	(0.70)

Note 16. Share Based Compensation

The Company’s Board of Directors granted 10,129 stock options and 104,471 restricted stock units (RSUs) during the three months ended March 31, 2011 under the 2010 Equity Incentive Plan. The weighted-average per share exercise price of the options issued during the period was $16.65. The weighted-average per share fair value at grant date of the options issued during the period was $9.16. The weighted-average per share grant date fair value of the RSUs was $16.65. No stock options were exercised or forfeited during the three months ended March 31, 2011.

The Company calculated the weighted-average fair value of each option at the date of the grant using a Black-Scholes valuation model. The weighted-average key assumptions used in the model for options granted during the three months ended March 31, 2011 are an expected term of 6.5 years and expected volatility of 62%. The dividend yield is assumed to be zero since there are no current plans to pay common stock dividends. The Company used the simplified method to calculate the expected term because the Company has insufficient historical exercise data due to the limited period of time the Company’s common stock has been publicly traded.

As of March 31, 2011, the Company has an aggregate of 467,227 stock options and 1,868,096 RSUs that have been granted but have not yet vested. During the three months ended March 31, 2011, the Company recognized an expense of $0.2 million and $3.5 million relating to the options and RSUs, respectively. As of March 31, 2011, the Company has $2.6 million of unrecognized compensation expense associated with the stock options that will be amortized on a straight-line basis through March 2014. As of March 31, 2011, the Company has $14.3 million and $1.5 million of unrecognized compensation expense associated with the RSUs granted in connection with the IPO and the RSUs granted in 2011 that will be amortized on a straight-line basis through April 2012 and March 2014, respectively.

Note 17. Segment Information

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

The following is a summary of selected data for each of our segments (in thousands):

	International	Americas	Total
Three Months Ended March 31, 2011
Revenues	$336,104	$263,531	$599,635
Adjusted EBITDA	33,776	31,931	65,707
Capital Expenditures	11,391	7,293	18,684
Total assets	$941,281	$504,652	$1,445,933

Three Months Ended March 31, 2010
Revenues	$272,924	$206,205	$479,129
Adjusted EBITDA	34,900	15,837	50,737
Capital Expenditures	4,550	12,447	16,997
Total assets	$874,826	$475,217	$1,350,043

Inter-segment sales are not significant for any period presented. Capital expenditures do not equal cash disbursed for purchases of property, plant, and equipment as presented in the accompanying Condensed Consolidated Statements of Cash Flows, as capital expenditures above include amounts paid and accrued during the periods presented.

The following is a reconciliation of Adjusted EBITDA to income before provision for income taxes (in thousands):

	Three Months Ended March 31,
	2011	2010
Adjusted EBITDA	$65,707	$50,737
Restructuring	(483)	(4,107)
Depreciation and amortization	(30,147)	(30,273)
Receivable factoring charges	(105)	(133)
Acquisition costs	-	(679)
Incentive compensation related to funding events	(4,499)	(158)
Interest expense, net	(12,255)	(13,601)
Other expense	(850)	-

Income before provision for income taxes	$17,368	$1,786

Note 18. Fair Value of Financial Instruments

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

The Company has the following assets and liabilities measured at fair value on a recurring basis during the three months ended March 31, 2011 (in thousands):

		Fair Value at Reporting Date Using
	Three Months Ended March 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Foreign exchange hedges, net	$(156)	$-	$(156)	$-

The Company has the following assets and liabilities measured at fair value on a recurring basis during the year ended December 31, 2010 (in thousands):

		Fair Value at Reporting Date Using
	Year Ended December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Foreign exchange hedges, net	$(255)	$-	$(255)	$-

The Company is party to certain derivative financial instruments that are recorded in prepaid tooling and other, which are all classified as level 2 measurements determined using significant other observable inputs. The Company engages in foreign exchange hedges to limit exposure on foreign currency related to certain intercompany payments. These foreign exchange hedges have an immaterial impact on the condensed consolidated financial statements for the periods presented.

The Company has the following assets and liabilities measured at fair value on a non-recurring basis during the three months ended March 31, 2011 (in thousands):

		Fair Value Measurements Using
	Three Months Ended March 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Long-lived assets held for sale	$8,489	$-	$-	$8,489
Other assets	11,254	-	-	11,254

The Company has the following assets and liabilities measured at fair value on a non-recurring basis during the year ended December 31, 2010 (in thousands):

		Fair Value Measurements Using
	Year Ended December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Long-lived assets held for sale	$8,178	$-	$-	$8,178

The Company has certain assets that have been classified as held for sale. The fair value of the long-lived assets held for sale was determined using third-party appraisals. The third-party appraisals use current market conditions to determine the fair market value; therefore, such long-lived assets are classified as level 3. The change in fair value relates to exchange rate fluctuations. The Company also has certain other assets recorded in prepaid tooling and other that relate to the acquisition of the secured debt of W Industries during the first quarter of 2011 (see note 21). The fair value of the debt instrument was determined based on the acquisition value from a third party which instrument was acquired in March 2011; therefore, such instrument is classified as level 3.

At March 31, 2011, the carrying value and estimated fair value of the Company’s long-term debt was $578.6 million and $632.5 million, respectively. At December 31, 2010, the carrying value and estimated fair value of the Company’s long-term debt was $539.6 million and $578.5 million, respectively. The majority of the Company’s long-term debt at March 31, 2011 and December 31, 2010 is traded in the market and is classified as a level 2 measurement as the debt is thinly traded. The fair value was determined based on the quoted market values. The remainder of the Company’s long-term debt, primarily consisting of foreign subsidiaries’ debt, is asset-backed and is classified as level 3. As this debt carries variable rates and minimal credit risk, the book value approximates the fair value for this debt.

The carrying amounts of cash and cash equivalents, accounts receivables, accounts payables, and accruals approximate fair value because of the short maturity of these instruments.

Note 19. Acquistion of facility in Artern, Germany

On March 14, 2010, a foreign subsidiary of the Company acquired the assets of the manufacturing plant of TWB Fahrzeugtechnik GmbH & Co, KG i.L. located in Artern, Germany from an insolvency administrator. The acquisition was accounted for as a purchase under the acquisition method in accordance with FASB ASC No. 805, Business Combinations. The total purchase price was approximately $17.7 million, which did not include direct acquisition costs of approximately $0.7 million. The acquisition was recorded by allocating the purchase price to the assets acquired, including identifiable intangible assets and liabilities assumed, based on their estimated fair values at the date of acquisition. There was no goodwill recorded in connection with the acquisition. Supplemental pro forma disclosures are not included as the amounts are deemed immaterial. Revenues and earnings of the acquiree since the acquisition date included in the Company’s Condensed Consolidated Statement of Operations are immaterial for all periods presented.

In accordance with FASB ASC No. 805, the preliminary purchase price allocation is subject to additional adjustment within one year after the acquisition as additional information on asset and liability valuations becomes available. Through March 31, 2011, no adjustments to the initial purchase price allocation have been recorded and the Company does not anticipate making any further adjustments to recorded fair values as the period for making such adjustments has passed.

Note 20. Commitments and Contingencies

Compensation Programs

The primary objectives of the Company’s compensation programs are to (i) attract, motivate and retain the best executive officers with the skills necessary to successfully manage the business, and (ii) align the interests of the executive officers with stockholders by rewarding them for strong Company performance.

Special Incentive Program

The Board established the Special Incentive Program on February 19, 2010. The Special Incentive Program provided for a $5.5 million cash bonus to be paid to eight executives if a Qualifying Event occurred. For this program, a “Qualifying Event” was defined as the consummation of an initial public offering or the repayment of the Company’s first lien term loan in full. The Company initially believed it would repay the first lien term loan on or before its July 31, 2013 expiration date; thus, the Company began recording an expense related to the Special Incentive Program on a straight line basis through July 31, 2013. On July 22, 2010, the Board modified the Special Incentive Program to provide that, in addition to the $5.5 million cash bonus payable upon consummation of an initial public offering or retirement of the Company’s first lien term loan, an additional cash bonus of $1.2 million would be payable to specified executive officers of the Company on the earlier of the one year anniversary of the consummation of a notes offering or the consummation of an initial public offering. As the Company retired its first lien term loan on August 24, 2010, the Company recognized the remaining expense related to the $5.5 million in August and began recording the additional $1.2 million over the one year vesting period. On October 20, 2010, the additional $1.2 million Special Incentive Program vested immediately upon the closing of the IPO. The full amount of the compensation paid pursuant to the Special Incentive Program that had not been previously expensed was charged as a compensation expense against earnings in the fourth quarter of 2010 when the compensation was paid. The Company recorded an expense of $6.7 million during the year ended December 31, 2010. As of March 31, 2011, the Company had no liability remaining related to the Special Incentive Program.

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

Supplemental Value Creation Program

The Supplemental Value Creation Program was created in addition to the VC Plan discussed above on February 19, 2010. The Supplemental Value Creation Program provided for a $7.5 million cash bonus to be paid to approximately 70 executives, subject to vesting requirements of 9 and 18 months, if a Qualifying Liquidation Event were to occur. A Qualifying Liquidation Event was initially defined to have occurred if the Preferred Unit holders received a cash distribution in an amount equal to the full value of their preferred investment in the Company. On July 22, 2010, the Supplemental Value Creation Program was modified to include the retirement of the existing first lien term loan in full or consummation of an initial public offering as Qualifying Liquidation Events. As the Company retired its first lien term loan on August 24, 2010, the Company began recording a liability in August 2010 related to this Program. The Company recorded an expense of $1.1 million for the three months ended March 31, 2011 and has recorded a liability of $2.6 million related to this Program.

Long Term Incentive Program

The Board established the Long Term Incentive Program on February 19, 2010. Participants were entitled to receive special cash bonuses if a Qualifying Transaction occurred. For this program, a “Qualifying Transaction” was defined as a distribution to the Company’s Preferred Unit holders in excess of $50 million. In the event of an IPO, the special bonuses were expected to be paid in the form of restricted stock units (“RSUs”), the number of which was to be determined on the basis of the amount of value attributable to the Preferred Unit holders. A Qualifying Transaction was not a prerequisite to such award of RSUs. In connection with the Company’s IPO, the special bonuses were paid in the form of RSUs under the 2010 Equity Incentive Plan (see note 16); therefore, no cash bonuses will be paid under this Program.

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

Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. The established liability for environmental matters is based upon management’s best estimates of expected investigation/remediation costs related to environmental contamination. It is possible that actual costs associated with these matters will exceed the environmental reserves established by the Company. Inherent uncertainties exist in the estimates, primarily due to unknown environmental conditions, changing governmental regulations and legal standards regarding liability and evolving technologies for handling site remediation and restoration. At March 31, 2011 and December 31, 2010, the Company had accrued approximately $1.8 million for environmental matters.

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

In connection with the bankruptcy of Tower Automotive, Inc., all of the assets not acquired by Tower Automotive, LLC were transferred to a Post-Consummation Trust (the “Post-Consummation Trust”). The Company agreed to pay up to $70 million to the Post-Consummation Trust to relinquish certain defined liabilities to date. The Company has made payments of $57.5 million and remains contingently liable to pay an additional $12.5 million. As of March 31, 2011, the Company has not recorded a liability for the $12.5 million since it does not believe it is probable that any additional payments to the trust will be required; therefore, these amounts were eliminated as part of the final purchase accounting adjustments. To the extent that future payments are required, the payments will be expensed.

The Company has been subject to various governmental audits in Brazil. During the first quarter of 2011, the Company received a favorable court ruling on one of these matters and was able to reduce its liability by $7 million. Therefore, the Company has a remaining liability recorded of $3.8 million as of March 31, 2011 and may be required to pay up to $7 million. To the extent that future payments are required above the amount recorded as a liability, the payments will be expensed.

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

Note 21. Subsequent Events

On April 11, 2011, a subsidiary of the Company acquired substantially all of the assets of W Industries located in Detroit, Michigan. The Company exchanged its ownership in the W Industries secured debt (acquired for $11.3 million) for substantially all of the assets of W Industries and agreed to assume certain liabilities. In addition to the exchange of debt, the Company will pay approximately $10 million to retire other debt and pay for certain transaction costs. The Company is also estimating that it will be necessary to spend an additional $8 million to restore normal working capital terms. The Company is currently in the process of assessing the accounting for this acquisition and the valuation of the assets and liabilities acquired. Therefore, the Company is unable to provide additional disclosures related to this acquisition.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Disclosure Regarding Forward-Looking Statements

This report contains statements which constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including but not limited to statements relating to trends in the operations, financial results, business and products of our Company and anticipated production trends. The forward-looking statements can be identified by words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” “project,” and other similar expressions. Forward-looking statements are made as of the date of this report and are based upon management’s current expectations and beliefs concerning future developments and their potential effects on us. Such forward-looking statements are not guarantees of future performance. The following important factors, as well as any risk factors described elsewhere in this report or in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, could affect (and in some cases have affected) our actual results and could cause such results to differ materially from estimates or expectations reflected in such forward-looking statements:

•	automobile production volumes;

•	the financial condition of our customers and suppliers;

•	our ability to make scheduled payments of principal or interest on our indebtedness and comply with the covenants and restrictions contained in the instruments governing our indebtedness;

•	our ability to refinance our indebtedness;

•	our ability to generate non-automotive revenues;

•	our ability to operate non-automotive businesses;

•	our customers’ ability to obtain equity and debt financing for their businesses;

•	our dependence on our largest customers;

•	significant recalls experienced by our customers;

•	pricing pressure from our customers;

•	work stoppages or other labor issues at our facilities or at the facilities of our customers or suppliers;

•	risks associated with non-U.S. operations, including foreign exchange risks and economic uncertainty in some regions;

•	our ability to integrate acquired businesses;

•	costs or liabilities relating to environmental and safety regulations; and

•	any increase in the expense and funding requirements of our pension and other postretirement benefits.

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

Any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. Except as required by law, we undertake no obligation to publicly revise our forward-looking statements to reflect events or circumstances that arise after the date of this Form 10-Q.

Overview of the Business

Tower International, Inc., headquartered in Livonia, Michigan, is a leading integrated global producer of engineered structural metal components and assemblies primarily serving automotive original equipment manufacturers, or OEMs, including Volkswagen Group, Hyundai/Kia, Ford, Fiat, Volvo, Chrysler, Nissan, Daimler, Toyota, BMW, Chery, and Honda. Products include body structures stampings, chassis structures (including frames), and complex welded assemblies for small and large cars, crossovers, pickups and SUVs. Including both 100% owned subsidiaries and majority owned subsidiaries, the Company has strategically located production facilities in the United States, Belgium, Germany, Italy, Slovakia, Poland, Brazil, South Korea, and China, supported by engineering and sales locations in the United States, Germany, Italy, Brazil, South Korea, Japan, China, and India.

Recent Trends

During the first quarter of 2011, production volumes increased, continuing the trend of production volume improvements that began in 2010. These increases have reversed the trend experienced during the latter half of 2008 and throughout 2009, when the automotive industry experienced an unprecedented downturn, which was led by the recession in the United States and followed by declines in many major markets around the world. This economic crisis in general, and the decline in consumer spending and the financial market turmoil in particular, had a severe and detrimental impact upon the global automotive market. In response to both the lack of strong consumer demand and the tightening of access to financial markets, OEMs reduced production volumes throughout the automotive industry, significantly impacting the revenues of both OEMs and their suppliers. Although financial markets and vehicle production continues to improve; the global economy has not recovered to levels previously experienced. IHS Automotive® expects production volumes to increase in all regions in which we operate during 2011 when compared to 2010, but not to the same extent experienced during the first quarter. Due to the recent turmoil experienced in Japan, industry production volumes are expected to decline from 2010 during the second quarter in our major markets of Europe and North America, and then resume increases in the third and especially fourth quarters.

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

We believe that our product capabilities, our geographic, customer and product diversification and the cost reductions that we achieved in 2008 through 2010 position us to benefit from an expected recovery in global automotive industry production. We intend to further strengthen our position through additional reductions in leverage and by capitalizing on the above-average growth expected in China and Brazil. For example, we leased an additional facility in Contagem, Brazil and agreed to capacity expansions at our existing joint ventures in China. Further expansion in China may occur through the formation of additional joint ventures. We also intend to leverage our program management and engineering experience to pursue growth opportunities outside our existing automotive markets. For example, the defense and aerospace industry and the solar industry show promise for us, as many applications require highly engineered large stampings and complex welded structural assemblies that must be produced at repeatable tight tolerances similar to our product requirements in the automotive industry.

Recent Developments

On April 11, 2011, one of our subsidiaries acquired substantially all of the assets of W Industries located in Detroit, Michigan. We exchanged our ownership in the W Industries secured debt (acquired for $11.3 million) for substantially all of the assets of W Industries and agreed to assume certain liabilities. In addition to the exchange of debt, we will pay approximately $10 million to retire other debt and pay for certain transaction costs. We also estimate that it will be necessary to spend an additional $8 million to restore normal working capital terms.

Factors Affecting our Industry, Revenues and Expenses

For information regarding factors that affect our industry, our revenues and our expenses, see our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

We compensate for these limitations by providing disclosure of the differences between Adjusted EBITDA and GAAP results, including providing a reconciliation of Adjusted EBITDA to GAAP results, to enable investors to perform their own analysis of our operating results. For a reconciliation of consolidated Adjusted EBITDA to its most directly comparable GAAP measure, net income / (loss), see Results of Operations below.

Because of these limitations, Adjusted EBITDA should not be considered as a measure of the income generated by our business or discretionary cash available to us to invest in the growth of our business. Our management compensates for these limitations by analyzing both our GAAP results and Adjusted EBITDA.

Results of Operations—Three Months Ended March 31, 2011 Compared with the Three Months Ended March 31, 2010

The following table presents production volumes in specified regions according to April IHS Automotive®, for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 (in millions of units produced):

	Europe	Korea	China	North America	Brazil
Three Months Ended March 31, 2011	5.1	1.1	4.1	3.3	0.8
Three Months Ended March 31, 2010	4.6	1.0	3.3	2.9	0.7

Increase	0.5	0.1	0.8	0.4	0.1

Percentage change	8%	8%	11%	16%	9%

According to April IHS Automotive®, vehicle production volume for the full year of 2011 is expected to increase compared to 2010, but not to the same extent as the increase for the first three months of 2011 compared to the first three months of 2010. According to April IHS Automotive®, full year vehicle production is expected to increase by 10% in North America and 4% in Europe during 2011 as compared to 2010.

The following table presents selected financial information for the three months ended March 31, 2011 and 2010 (in millions):

	International		Americas		Consolidated
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2011	2010	2011	2010	2011	2010
Revenues	$336.1	$272.9	$263.5	$206.2	$599.6	$479.1
Cost of sales	301.6	236.3	228.4	189.6	530.0	425.9

Gross profit	34.5	36.6	35.1	16.6	69.6	53.2
Selling, general, and administrative expenses	15.5	15.0	22.2	18.0	37.7	33.0
Amortization	0.7	0.5	0.2	0.2	0.9	0.7
Restructuring and asset impairments	-	2.8	0.5	1.3	0.5	4.1

Operating income / (loss)	$18.3	$18.3	$12.2	$(2.9)	30.5	15.4

Interest expense, net					12.3	13.6
Other expense					0.9	-
Provision for income taxes					6.6	4.1
Noncontrolling interest, net of tax					1.7	2.2

Net income / (loss) attributable to Tower International, Inc.					$9.0	$(4.5)

Comparison of Periods – GAAP Analysis of Consolidated Results

Revenues

Total revenues increased during the three months ended March 31, 2011 by $120.5 million or 25% from the three months ended March 31, 2010, reflecting primarily higher volume in both our International segment ($54.9 million) and our Americas segment ($53.2 million). Revenues were positively impacted by the strengthening of foreign currencies against the U.S. dollar in our Americas segment, primarily the Brazilian Real ($4.2 million) and in our International segment, primarily the Korean Won ($3.9 million). Revenues were also positively impacted by favorable pricing and economics ($6.3 million), primarily related to higher steel recoveries in our International segment.

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

Total gross profit increased by $16.4 million or 31% from the three months ended March 31, 2010 to the three months ended March 31, 2011, and our gross profit margin increased from 11.1% during the 2010 period to 11.6% in the 2011 period, partially explained by higher volume ($24.2 million) and favorable foreign exchange ($0.8 million), offset partially by unfavorable product mix ($4.7 million). All other factors were net unfavorable by $3.9 million. Cost of sales was reduced by favorable efficiencies ($12.8 million) that were more than offset by unfavorable pricing and economics ($12 million). Gross profit was also adversely impacted by higher launch costs ($4.4 million) and lower customer cost recoveries in 2011 ($3 million), offset partially by a favorable settlement associated with a value added tax audit in Brazil ($2.7 million). The change in depreciation included in cost of sales had a negligible impact on total gross profit.

Selling, General, and Administrative Expenses (“SG&A”)

Total SG&A increased $4.7 million or 14% from the three months ended March 31, 2010, reflecting primarily the higher charges for compensation costs related to the initial public offering and notes offering ($4.3 million) offset partially by the acquisition costs related to the acquisition of a manufacturing plant in Artern, Germany during the first quarter of 2010 ($0.7 million).

Amortization Expense

Total amortization expense increased $0.2 million from the three months ended March 31, 2010 reflecting primarily the amortization of the intangible asset recorded in Artern at the end of the first quarter of 2010. Our amortization expense consists of the charges we incur to amortize certain intangible assets.

Restructuring and Asset Impairment Expense

Total restructuring expense decreased $3.6 million from the three months ended March 31, 2010. During 2011, we incurred charges of $0.5 million which consisted of the recurring costs for maintaining our North American closed plants and severance costs in Brazil to better align capacity with demand, which were offset partially by the favorable adjustment of a liability pertaining to our North American closed facilities. During 2010, we incurred charges of $4.1 million reflecting primarily an impairment charge taken of $2.7 million on our press shop in Bergisch Gladbach, Germany to align the book value to fair value less costs to sell when the facility was classified as held for sale.

Interest Expense, net

Interest expense, net, decreased $1.3 million or 10% from the three months ended March 31, 2010 reflecting primarily the favorable settlement relating to the interest associated with a value added tax audit in Brazil ($4.3 million) offset partially by higher interest expense associated with our senior secured notes ($2.1 million). During the third quarter of 2010, we issued $430 million of senior secured notes with an original issue discount of $12.8 million and subsequently retired our first lien term loan. The weighted average annual interest rate of the first lien term loan was approximately 8% during 2010 when taking into account our interest rate swaps compared with the senior secured notes that bear an annual interest rate of 10.625%. On March 30, 2011, we redeemed $17 million of the senior secured notes which resulted in the acceleration of the amortization of the original issue discount and associated debt issue costs by $0.8 million.

Provision / (Benefit) for Income Taxes

Income tax expense increased $2.5 million from the three months ended March 31, 2010. Our income tax expense varies each period depending on the level and mix of income and losses generated in the various jurisdictions in which we do business. Our income tax expense is higher than the expected income tax expense based on statutory rates primarily because we have not recorded tax benefits on net losses during the quarter incurred in certain jurisdictions, including the U.S, that have had historical cumulative losses. We did not record an income tax benefit on these losses due to the uncertainty of the future realization of the deferred tax assets generated by the cumulative losses. In the first quarter, the $6.6 million income tax expense recorded included a $1.3 million deferred income tax expense on the favorable settlement of a value added tax audit in Brazil.

Noncontrolling Interest, Net of Tax

The adjustment to our earnings required to give effect to the elimination of noncontrolling interests decreased by $0.5 million from the three months ended March 31, 2010 reflecting decreased earnings in our Chinese joint ventures.

Comparison of Periods—Non-GAAP Analysis of Adjusted EBITDA

A reconciliation of Adjusted EBITDA to net income / (loss) attributable to Tower International, Inc. for the periods presented is set forth below (in millions):

	International		Americas		Consolidated
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2011	2010	2011	2010	2011	2010
Adjusted EBITDA	$33.8	$34.9	$31.9	$15.8	$65.7	$50.7
Intercompany charges	1.9	2.3	(1.9)	(2.3)	-	-
Restructuring and asset impairments (a)	-	(2.8)	(0.5)	(1.3)	(0.5)	(4.1)
Depreciation and amortization	(16.8)	(15.4)	(13.3)	(14.9)	(30.1)	(30.3)
Receivable factoring charges and other (b)	(0.1)	-	-	-	(0.1)	-
Acquisition costs (c)	-	(0.7)	-	-	-	(0.7)
Incentive compensation related to funding events (d)	(0.5)	-	(4.0)	(0.2)	(4.5)	(0.2)

Operating income / (loss)	$18.3	$18.3	$12.2	$(2.9)	30.5	15.4

Interest expense, net					(12.3)	(13.6)
Other expense (e)					(0.9)	-
Provision for income taxes					(6.6)	(4.1)
Noncontrolling interest, net of tax (f)					(1.7)	(2.2)

Net income / (loss) attributable to Tower International, Inc.					$9.0	$(4.5)

(a)	Represents asset impairments and costs associated with facilities closures or permanent layoffs, including (i) closure and other exit costs and (ii) termination and severance payments.
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
(d)

Represents the one-time compensation programs triggered by the closing of the notes offering and the closing of the initial public offering in 2010. The compensation charges are incurred during the applicable vesting periods of each program.

(e)	Represents the premium paid in connection with the redemption of $17 million of our senior secured notes.
(f)	Represents the net income attributable to non-controlling partners in entities that we consolidate in our financial results, given the controlling nature of our interests in these entities.

The following table presents revenues (a GAAP measure) and Adjusted EBITDA (a non-GAAP measure) for the three months ended March 31, 2011 and 2010 (in millions) as well as an explanation of variances:

	International		Americas		Consolidated
	Revenues	Adjusted EBITDA(a)	Revenues	Adjusted EBITDA(a)	Revenues	Adjusted EBITDA(a)
Three Months Ended March 31, 2011 results	$336.1	$33.8	$263.5	$31.9	$599.6	$65.7
Three Months Ended March 31, 2010 results	272.9	34.9	206.2	15.8	479.1	50.7

Variance	$63.2	$(1.1)	$57.3	$16.1	$120.5	$15.0

Variance attributable to:
Volume and mix	$54.9	$7.8	$53.2	$11.7	$108.1	$19.5
Foreign exchange	3.9	0.6	4.2	0.4	8.1	1.0
Pricing and economics	6.4	(8.6)	(0.1)	(3.4)	6.3	(12.0)
Efficiencies	—	5.1	—	7.7	—	12.8
Selling, general and administrative expenses and other items (b)	(2.0)	(6.0)	—	(0.3)	(2.0)	(6.3)

Total	$63.2	$(1.1)	$57.3	$16.1	$120.5	$15.0

(a)	We have presented a reconciliation of Adjusted EBITDA to net income / (loss) attributable to Tower International, Inc. above.
(b)

When we refer to “selling, general and administrative expenses (“SG&A”) and other items”, the “other items” refer to (i) savings which we generate after implementing restructuring actions, (ii) the costs associated with launching new products, and (iii) one-time items which may include reimbursement of costs.

Adjusted EBITDA

When we analyze Adjusted EBITDA, we separately categorize external factors—volume, product mix and foreign exchange—and all other factors which impact Adjusted EBITDA, which we refer to as “other factors.”

Consolidated Company: Consolidated Adjusted EBITDA improved by $15 million or 30% from the three months ended March 31, 2010, reflecting primarily higher volumes ($24.2 million) and favorable foreign exchange ($1 million), offset partially by unfavorable product mix ($4.7 million). All other factors were net unfavorable by $5.5 million; favorable efficiencies ($12.8 million) were more than offset by unfavorable pricing and economics ($12 million) and unfavorable SG&A expenses and other items ($6.3 million).

International Segment: In our International segment, Adjusted EBITDA decreased by $1.1 million or 3% from the three months ended March 31, 2010, reflecting primarily higher volumes ($9.2 million) and favorable foreign exchange ($0.6 million), offset partially by unfavorable product mix ($1.4 million). All other factors were net unfavorable by $9.5 million. Favorable efficiencies ($5.1 million) were more than offset by unfavorable pricing and economics ($8.6 million), principally product pricing and labor costs, and higher SG&A expenses and other items ($6 million). The adverse impact from SG&A spending and other items resulted primarily from lower customer cost recoveries in 2011 ($3 million) and higher launch costs ($1.8 million).

Americas Segment: In our Americas segment, Adjusted EBITDA improved by $16.1 million or 102% from the three months ended March 31, 2010, reflecting primarily higher volumes ($15 million) offset partially by unfavorable product mix ($3.3 million). Foreign exchange had a negligible impact. All other factors were net favorable by $4 million. Favorable efficiencies ($7.7 million) were offset partially by unfavorable pricing and economics ($3.4 million), principally product pricing and labor costs, and higher SG&A expenses and other items ($0.3 million). SG&A spending and other items reflect primarily the favorable settlement associated with a value added tax audit in Brazil ($2.7 million) offset partially by higher launch costs ($2.6 million).

Restructuring

The following table sets forth our net restructuring expense by type for the periods presented (in millions):

	Three Months Ended March 31,
	2011	2010
Employee termination costs	$0.7	$0.2
Other exit costs	(0.2)	1.2
Asset impairments	-	2.7

Total	$0.5	$4.1

We restructure our global operations in an effort to align our capacity with demand and to reduce our costs. Restructuring costs include employee termination benefits and other incremental costs resulting from restructuring activities. These incremental costs principally include equipment and personnel relocation costs. Restructuring costs are recognized in our Condensed Consolidated Financial Statements in accordance with FASB ASC No. 420 and appear in our statement of operations under a line item entitled “restructuring and asset impairment charges, net.” We believe the restructuring actions discussed below will help our efficiency and results of operations on a going forward basis.

The charges incurred during the three months ended March 31, 2011 related to the ongoing maintenance of facilities closed in our Americas segment as a result of prior actions and severance costs in Brazil to better align capacity with demand, which were offset partially by the favorable adjustment of a liability pertaining to closed facilities in our Americas segment.

In March 2010, we recorded an impairment charge of $2.7 million on our Bergisch Gladbach, Germany facility which was closed in 2009. This charge was recorded to align the book value to fair value less costs to sell when the facility was classified as held for sale. The additional charges incurred in 2010 related to other severance costs and ongoing maintenance of facilities closed as a result of prior actions.

Liquidity and Capital Resources

General

We generally expect to fund expenditures for operations, administrative expenses, capital expenditures and debt service obligations with internally generated funds from operations, and satisfy working capital needs from time-to-time with borrowings under our revolving credit facility or use of cash on hand. We believe that we will be able to meet our debt service obligations and fund our short-term and long-term operating requirements for at least the next twelve months with cash flow from operations and borrowings under our revolving credit facility, although no assurance can be given in this regard.

Cash Flows and Working Capital

The following table shows the components of our cash flows for the periods presented (in millions):

	Three Months Ended March 31,
	2011	2010
Net cash provided by / (used in):
Operating activities	$(14.0)	$5.7
Investing activities	(38.0)	(35.4)
Financing activities	33.5	18.2

Net Cash Provided by / (Used in) Operating Activities.    During the three months ended March 31, 2011, we used $14 million of cash flow from operations compared with cash generated of $5.7 million during the three months ended March 31, 2010. The primary reason for this decrease was the fluctuation in working capital items. During the three months ended March 31, 2011, we utilized $58.5 million of cash through working capital items, reflecting primarily the timing of the net effect of payments and receipts of customer funded tooling which was $20.5 million unfavorable during the first quarter of 2011, higher net trade accounts receivable offset partially by higher trade accounts payable

(net $20.4 million) due to increased sales during the first quarter of 2011 compared to the fourth quarter of 2010, and the decrease of our interest payable during the quarter of $15.5 million related primarily to the semi-annual interest payment that occurred in March 2011 on our senior secured notes.

Net Cash Used in Investing Activities. Net cash utilized in investing activities was $38 million during the three months ended March 31, 2011 compared to net cash utilized of $35.4 million during the three months ended March 31, 2010. The $2.6 million increase in cash used reflects the acquisition of the secured debt of W Industries and the increase in capital expenditures primarily related to the timing of program launches, offset partially by an acquisition of a manufacturing plant in Artern, Germany in 2010.

Net Cash Provided by Financing Activities. Net cash provided by financing activities was $33.5 million during 2011 compared to $18.2 million during 2010. The $15.3 million change was attributable primarily to increased borrowings to assist in funding of operations, offset partially by the redemption of $17 million of our senior secured notes.

Working Capital

We manage our working capital by monitoring key metrics principally associated with inventory, accounts receivable and accounts payable. We have implemented various inventory control processes that have allowed us to maintain our quarterly average inventory days on hand, which have remained approximately 14 days. Although our inventory levels increased from $73.2 million at December 31, 2010 to $80.9 million at March 31, 2011, that increase reflects the substantial increase in volume during the three months ended March 31, 2011. We have continued our efforts to match the terms on which we pay our suppliers with the payment terms we receive from our customers in an effort to remain cash flow neutral with respect to our trade payables and receivables.

On March 31, 2011 and December 31, 2010, we had working capital balances of $31.4 million and ($10.3) million, respectively. We negotiate our payment terms to our vendors to either match or exceed the payment terms that we receive from our customers on our accounts receivable and our pre-paid tooling. In addition, we actively manage our inventory balances to minimize the inventory on hand which is facilitated by our customers’ just-in-time manufacturing process. We also have a substantial portion of our foreign subsidiary debt subject to annual renewal. Historically, we have been successful in renewing this debt as it becomes due. As of March 31, 2011, we had available liquidity (the components of which are described below under “—Sources and Uses of Liquidity”) of $231.6 million, which we believe is adequate to fund our working capital requirements for at least the next 12 months.

Our working capital usage is seasonal in nature. During the first half of the year, production and sales typically increase substantially, which causes our working capital to increase because our accounts receivable and inventory increase. In the second half of the year, production and sales typically decline as a result of scheduled customer shutdowns, which results in lower sales. The lower production and sales generally results in a reduction of accounts receivable and inventory which decreases our working capital.

Our working capital is also affected by our net position in respect to customer funded tooling with our customers. Tooling costs represent costs incurred by us in the development of new tooling used in the manufacture of our products. All pre-production tooling costs, incurred for tools that we will not own and that will be used in producing products supplied under long-term supply agreements, are expensed as incurred unless the supply agreement provides us with the non-cancelable right to use the tools or the reimbursement of such costs is contractually guaranteed by the customer. Generally, when the customer awards a contract to us, the customer agrees to reimburse us for certain of our tooling costs. As the tooling is developed, we experience cash outflows because we bear the expenses, and we typically do not receive reimbursement from our customers until the manufacture of the particular program commences. This timing delay causes our working capital to fluctuate between periods due to the timing of the cash inflows and outflows.

Sources and Uses of Liquidity

At March 31, 2011, we had available liquidity in the amount of $231.6 million, which consisted of $134.5 million of cash on hand and unutilized borrowing availability of $81.2 million and $15.9 million, respectively, under our U.S. and foreign credit facilities. As of December 31, 2010 and March 31, 2010, we had available liquidity in the amount of $285.4 million and $210.4 million, respectively.

As of March 31, 2011, we had current maturities of long term debt of $128.1 million, of which $82.9 million related to debt in South Korea, $25.6 million related to receivable factoring in Europe, and $19.6 million related to debt in Brazil.

The majority of our South Korean debt and all of our Brazilian debt is subject to annual renewal. Historically, we have been successful in renewing this debt on an annual basis, but we cannot assure you that this debt will continue to be renewed or, if renewed, that this debt will continue to be renewed under the same terms. The receivable factoring in Europe consists of uncommitted, demand facilities which are subject to termination at the discretion of the banks, although we have not experienced any terminations by the banks at any time since the inception of Tower Automotive, LLC. We believe that we will be able to continue to renew the majority of our South Korean and Brazilian debt and to continue the receivables factoring in Europe.

During the first quarter of 2011, we renewed $15 million (KRW 16.5 billion) of maturing secured indebtedness for an additional year. In addition, we were provided a $2 million (KRW 2.2 billion) new one-year unsecured term loan. The terms of the new loans are substantially the same as the other portfolio loans. In Brazil, one of the local banks provided us with a $2.4 million (R$4 million) new one-year term loan. In addition, two of the local banks provided us with aggregate loans of $5.5 million (R$9 million) that refinances previous loans. The terms of the new loans are substantially the same as the other portfolio loans.

Debt

As of March 31, 2011, we had outstanding indebtedness, excluding capital leases, of approximately $578.6 million, which consisted of the following:

•	$33 million indebtedness outstanding under our asset-based lending revolving credit facility;

•	$376.5 million (net of a $10.5 million discount) of indebtedness outstanding on our senior secured notes; and

•	$169.1 million of foreign subsidiary indebtedness.

Our asset-based revolving credit facility, which we refer to as our ABL revolver, provides for a revolving credit facility in the aggregate amount of $150 million, subject to a borrowing base limitation. Our ABL revolver provides for the issuance of letters of credit in an aggregate amount not to exceed $75 million, provided that the total amount of credit (inclusive of revolving loans and letters of credit) extended under our ABL revolver is subject to an overall cap, on any date, equal to the lesser of $150 million or the amount of the borrowing base on such date. The borrowing base is based upon the value of certain of our assets, including certain of our accounts receivable, inventory and PP&E, and thus changes from time to time depending on the volume of the assets included within the borrowing base. The administrative agent for this facility causes to be performed an appraisal of the assets included in the calculation of the borrowing base either on an annual basis or, if our availability under the facility is less than $30 million during any twelve month period, as frequently as on a semi-annual basis. In addition, if certain material defaults under the facility have occurred and are continuing, the administrative agent has the right to perform any such appraisal as often as it deems necessary in its sole discretion. Our administrative agent may make adjustments to our borrowing base pursuant to these appraisals. These adjustments may negatively impact our ability to obtain revolving loans or support our letters of credit needs under our ABL revolver. Based on our asset mix at March 31, 2011, we were entitled to borrow $114.5 million under our ABL revolver at March 31, 2011. On that date, we had $33 million of borrowings under the ABL revolver and $0.3 million letters of credit outstanding. Thus, we could have borrowed an additional $81.2 million under the ABL revolver as of March 31, 2011, calculated as follows (in millions):

Revolver borrowing base	$114.5
Borrowings on revolver	33.0
Letters of credit outstanding on revolver	0.3

Availability	$81.2

Our ABL revolver bears interest at a base rate plus a margin or at LIBOR plus a margin. The applicable margin is determined by reference to the average availability under the ABL revolver over the preceding three months. The applicable margins as of March 31, 2011 were 0.75% and 1.75% for base rate and LIBOR based borrowings, respectively. Borrowings outstanding under our ABL revolver may vary significantly from time to time depending on our cash needs at any given time. Our ABL revolver expires in July 2012. We expect to refinance the ABL revolver before the maturity date.

Our first lien term loan was borrowed in two tranches, a $250 million U.S. dollar denominated tranche and a €190.8 million Euro denominated tranche ($260 million at the time of the initial borrowing). Our first lien term loan carried an initial rate of interest equal to 4.00% per annum plus the applicable U.S. Dollar LIBOR or EURIBOR rate. Subsequently, the applicable margin has increased to 4.25% per annum. As of March 31, 2010, the interest rates in effect were 4.56% per annum and 4.79% per annum on the U.S. Dollar and Euro tranches, respectively. The effective rates on the U.S. Dollar and Euro tranches increased to 8.81% and 6.92%, respectively, when taking into account the impact of the interest rate swaps that were in effect. Our first lien term loan, scheduled to mature in July 2013, was repaid on August 24, 2010, funded principally by our offering of $430 million aggregate principal amount of senior secured notes. Under our first lien term loan agreement, we also have a $27.5 million letter of credit facility, of which $27.4 million was outstanding at March 31, 2011. The letter of credit facility remains outstanding notwithstanding the retirement of the first lien term loan. As of March 31, 2011, funds and accounts managed by Cerberus Capital Management, L.P. (an affiliate of our principal stockholder) owned all of the letter of credit facility.

Our other foreign subsidiary indebtedness consists primarily of borrowings in South Korea and Brazil and factoring in Italy. Factoring involves the sale of our receivables at a discount, which discount is included in interest expense. A majority of the South Korean debt and all of the Brazilian debt is subject to annual renewal. The factoring in Italy consists of uncommitted demand facilities which are subject to termination at the discretion of the applicable banks. Interest on the South Korean borrowings ranges from 5.33% to 9.96% per annum. Interest on the Brazilian debt ranges from 12.68% to 14.57% per annum.

Our ABL revolver contains a financial maintenance covenant ratio, which we refer to as the fixed charge coverage ratio. Compliance with the fixed charge coverage ratio is determined by comparing consolidated lender-adjusted EBITDA to consolidated fixed charges, each as defined in the credit agreement governing our ABL revolver. If we have less than ten percent of the total commitment amount available (provided that such number cannot be less than $10 million or greater than $20 million) available under our ABL revolver for more than five consecutive days, we are required to maintain a fixed charge coverage ratio of not less than 1.00 to 1.00 on a rolling four fiscal quarter basis. We were not required to maintain a minimum fixed charge coverage ratio under our ABL revolver for the four fiscal quarters ended March 31, 2011. If we are required at any time to maintain such fixed charge coverage ratio, such requirement will end after we have more than ten percent of the total commitment amount available (provided that such number cannot be less than $10 million or greater than $20 million) for twenty consecutive days.

Our first lien term loan agreement, which continues to apply to us with respect to our letter of credit facility, contains a leverage covenant ratio, which we refer to as the first priority leverage ratio. Compliance with this ratio is determined by comparing our first priority debt to consolidated lender-adjusted EBITDA, each as defined in the credit agreement governing our first lien term loan. We are required to maintain a first priority leverage ratio of not greater than 4.25 to 1.00 on a rolling four quarter basis. In addition, our first lien term loan contains a financial maintenance covenant ratio referred to as the interest coverage ratio, which is determined by comparing consolidated lender-Adjusted EBITDA (calculated in accordance with the first lien term loan agreement) to consolidated interest expense, excluding amounts not paid or payable in cash, each as defined in the credit agreement governing our first lien term loan. We are required to maintain an interest coverage ratio of not less than 2.00 to 1.00 on a rolling four quarter basis. As of March 31, 2011, we were in compliance with the required first priority leverage ratio and interest coverage ratio covenants and anticipate being in compliance with both ratios during 2011. Our financial condition and liquidity would be adversely impacted by the violation of any of our covenants.

On August 24, 2010, we consummated the sale of $430 million aggregate principal amount of our 10.625% Senior Secured Notes due 2017. The indenture governing the notes contains a provision that gives each holder of notes the right, upon a change of control, to require the Issuers to purchase all or any part of such holder’s notes at a purchase price in cash equal to 101% of the principal amount thereof plus accrued and unpaid interest. We may also redeem some or all of the notes on the terms and subject to the conditions set forth in the indenture. On December 16, 2010, we redeemed $26 million of the senior secured notes from a portion of the net proceeds of our initial public offering which resulted in a premium paid of $1.3 million. On March 30, 2011, we redeemed an additional $17 million of the senior secured notes which resulted in a premium paid of $0.9 million.

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

Off-Balance Sheet Obligations

Our only off-balance sheet obligations consist of obligations under our $27.5 million letter of credit facility and letters of credit outstanding on our ABL revolver. As of March 31, 2011, letters of credit outstanding were $27.4 million under our letter of credit facility and $0.3 million under our ABL revolver.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

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

Interest Rate Risk

At March 31, 2011, we had total debt of $578.6 million (net of a $10.5 million discount), consisting of fixed rate debt of $425.6 million (74%) and floating rate debt of $153 million (26%). Assuming no changes in the monthly average variable-rate debt levels of $135.2 million and $143.3 million, excluding the retired first lien term loan, for the three months ended March 31, 2011 and 2010, respectively, we estimate that a hypothetical change of 100 basis points in the LIBOR and alternate base rate interest rates would have impacted interest expense for each of the three months ended March 31, 2011 and 2010 by $0.3 million and $0.4 million, respectively. A 100 basis point increase in interest rates would not materially impact the fair value of our fixed rate debt.

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

Assets located in our foreign facilities are translated into U.S. dollars at foreign currency exchange rates in effect as of the end of each reporting period. The effect of such translations is reflected as a separate component of consolidated stockholders’ equity. As a result, our consolidated stockholders’ equity will fluctuate depending upon the weakening or strengthening of the U.S. dollar against the respective foreign currencies.

Our strategy for managing currency risk relies primarily upon conducting business in a foreign country in that country’s currency. We may, from time to time, also participate in hedging programs intended to reduce our exposure to currency fluctuations. We believe that the effect of a 100 basis point movement in foreign currency rates against the U.S. dollar would not have materially affected our results of operations or cash flows for the three months ended March 31, 2011 and 2010. However, we believe that the effect of a 100 basis point movement in the Euro to the U.S. dollar has the potential to materially affect our stockholders’ equity whereas we do not believe a 100 basis point movement in other foreign currencies would have a material impact. As of March 31, 2011, we estimated that a hypothetical change of 100 basis points in the Euro to the U.S. dollar exchange rate would have impacted stockholders’ equity by approximately $3.2 million.

Inflation

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.    As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2011. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of March 31, 2011, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting that occurred during the three months ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1A. Risk Factors.

There have been no material changes in our risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 6. Exhibits.

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer

32.1	Section 1350 Certification of the Chief Executive Officer *

32.2	Section 1350 Certification of the Chief Financial Officer *

* Furnished, not filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tower International, Inc.
Company

Date: May 5, 2011	/s/ James C. Gouin
James C. Gouin
Chief Financial Officer

Index to Exhibits

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer

32.1	Section 1350 Certification of the Chief Executive Officer*

32.2	Section 1350 Certification of the Chief Financial Officer*

* Furnished, not filed