Form 10-Q
period 2011-06-30
Tower International, Inc.
filed 2011-08-04
CIK 1485469

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Yes ☑    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).

Yes ☑    No ☐

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

Yes ☐    No ☑

As of August 4, 2011, there were 19,683,032 shares of the registrant’s common stock, $0.01 par value per share, issued and outstanding.

Tower International, Inc. and Subsidiaries

Form 10-Q

		Page
PART I. Financial Information

Item 1.	Financial Statements (unaudited):

	Condensed Consolidated Balance Sheets at June 30, 2011 and December 31, 2010	1

	Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2011 and 2010	2

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2011 and 2010	3

	Notes to Condensed Consolidated Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	39

Item 4.	Controls and Procedures	41

PART II. Other Information

Item 1A.	Risk Factors	42

Item 6.	Exhibits	42

Signatures

Exhibit Index

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer

32.1	Section 1350 Certification of the Chief Executive Officer

32.2	Section 1350 Certification of the Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Scheme Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

PART 1 — FINANCIAL INFORMATION

ITEM 1. Financial Statements.

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands - unaudited)

	June 30, 2011	December 31, 2010

ASSETS
Cash and cash equivalents	$127,969	$150,345
Accounts receivable, net of allowance of $3,935 and $1,674	372,678	297,086
Inventories (Note 3)	90,658	73,189
Deferred tax asset - current	12,438	12,406
Assets held for sale (Note 4)	8,690	8,178
Prepaid tooling and other	70,618	57,754

Total current assets	683,051	598,958

Property, plant and equipment, net	670,655	627,497
Goodwill (Note 6)	71,821	66,309
Deferred tax asset - non-current	15,863	17,377
Other assets, net	32,539	30,035

Total assets	$1,473,929	$1,340,176

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current maturities of long-term debt and capital lease obligations (Note 8)	$170,273	$109,848
Accounts payable	407,065	366,761
Accrued liabilities	131,828	132,614

Total current liabilities	709,166	609,223

Long-term debt, net of current maturities (Note 8)	426,910	432,726
Obligations under capital leases, net of current maturities (Note 8)	15,322	15,604
Deferred tax liability - non-current	10,299	12,710
Pension liability (Note 11)	71,758	76,403
Other non-current liabilities	82,759	81,884

Total non-current liabilities	607,048	619,327

Total liabilities	1,316,214	1,228,550

Commitments and contingencies (Note 20)

Stockholders’ equity:
Tower International, Inc.’s stockholders’ equity
Common stock, $0.01 par value, 350,000,000 authorized, 19,101,588 issued and outstanding (Note 13)	191	191
Additional paid in capital	303,760	296,262
Accumulated deficit	(186,308)	(192,556)
Accumulated other comprehensive loss (Note 12)	(8,050)	(36,530)

Total Tower International, Inc.’s stockholders’ equity	109,593	67,367

Noncontrolling interests in subsidiaries	48,122	44,259

Total stockholders’ equity	157,715	111,626

Total liabilities and stockholders’ equity	$1,473,929	$1,340,176

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share and per share amounts - unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Revenues	$602,718	$501,682	$1,202,353	$980,811
Cost of sales	544,019	446,144	1,074,084	872,048

Gross profit	58,699	55,538	128,269	108,763
Selling, general and administrative expenses (Note 9)	39,365	31,940	77,087	64,961
Amortization expense (Note 6)	1,262	831	2,154	1,541
Restructuring and asset impairment charges, net (Note 7)	1,169	579	1,652	4,686

Operating income	16,903	22,188	47,376	37,575
Interest expense	16,061	14,035	28,579	27,825
Interest income	176	380	439	569
Other expense	-	-	850	-

Income before provision for income taxes	1,018	8,533	18,386	10,319
Provision for income taxes (Note 10)	2,570	4,228	9,183	8,362

Net income / (loss)	(1,552)	4,305	9,203	1,957
Less: Net income attributable to the noncontrolling interests	1,222	2,394	2,955	4,528

Net income / (loss) attributable to Tower International, Inc.	$(2,774)	$1,911	$6,248	$(2,571)

Less: Preferred unit dividends (Note 14)	$-	$(4,380)	$-	$(8,649)

Net income / (loss) available to common shareholders	$(2,774)	$(2,469)	$6,248	$(11,220)

Weighted average common shares outstanding

Basic	19,101,588	12,467,866	19,101,588	12,467,866
Diluted	19,101,588	12,467,866	19,991,615	12,467,866

Net income / (loss) per share attributable to Tower International, Inc. (Note 15):

Basic	$(0.15)	$(0.20)	$0.33	$(0.90)
Diluted	(0.15)	(0.20)	0.31	(0.90)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands - unaudited)

	Six Months Ended June 30,
	2011	2010

OPERATING ACTIVITIES:
Net income	$9,203	$1,957
Adjustments required to reconcile net income to net cash provided by operating activities:
Non-cash restructuring and asset impairment charges	-	2,699
Deferred income tax provision	(869)	-
Depreciation and amortization	61,708	58,706
Non-cash share-based compensation	7,498	-
Pension expense, net of contributions	(3,771)	(1,848)
Change in working capital and other operating items	(66,901)	(34,444)

Net cash provided by operating activities	$6,868	$27,070

INVESTING ACTIVITIES:
Cash disbursed for purchases of property, plant and equipment, net	$(52,559)	$(40,096)
Net assets acquired, net of cash acquired	(22,300)	(16,687)

Net cash used in investing activities	$(74,859)	$(56,783)

FINANCING ACTIVITIES:
Repayments of term debt	$-	$(2,340)
Partial redemption of senior secured notes	(17,000)	-
Preferred unit dividends	-	(95)
Proceeds from borrowings, net	315,202	276,357
Repayments of borrowings	(257,569)	(237,612)

Net cash provided by financing activities	$40,633	$36,310

Effect of exchange rate changes on cash and cash equivalents	$4,982	$(6,779)

NET CHANGE IN CASH AND CASH EQUIVALENTS	$(22,376)	$(182)

CASH AND CASH EQUIVALENTS:
Beginning of period	$150,345	$149,802

End of period	$127,969	$149,620

Supplemental Cash Flow Information:
Interest paid, net of amounts capitalized	$33,111	$26,008
Income taxes paid	8,057	4,583
Non-cash Activities:
Capital expenditures in liabilities for purchases of property, plant and equipment	$22,145	$16,291
Cumulative preferred stock units accrued	-	8,554

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

Change in Accounting Principle

The Company did not adopt any new accounting standards during the six months ended June 30, 2011.

Note 2. New Accounting Pronouncements Not Yet Adopted

Fair Value

On May 12, 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04 which amended ASC No. 820, Fair Value Measurements and Disclosures. The ASU is the result of joint efforts by the FASB and the International Accounting Standards Board (“IASB”) to develop a single, converged fair value framework that provides guidance on how to measure fair value and on what disclosures to provide about fair value measurements. The ASU expands ASC No. 820’s existing disclosure requirements for fair value measurements and makes other amendments. Many of these amendments eliminate unnecessary wording differences between U.S. GAAP and International Financial Reporting Standards (“IFRS”). The ASU is effective for interim and annual periods beginning after December 15, 2011 for public entities. The Company is currently evaluating the effects, if any, that this ASU may have on its financial condition and results of operations.

Other Comprehensive Income

On June 16, 2011, the FASB issued ASU 2011-05, which revises the manner in which entities present comprehensive income in their financial statements. The ASU removes the presentation options in ASC No. 220, Comprehensive Income, and requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The ASU does not change the items that must be reported in other comprehensive income. The ASU is effective for interim and annual periods beginning after December 15, 2011 for public entities. The Company is currently evaluating the effects, if any, that this ASU may have on its financial condition and results of operations.

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

	June 30, 2011	December 31, 2010
Raw materials	$41,009	$29,762
Work in process	25,494	19,335
Finished goods	24,155	24,092

Total	$90,658	$73,189

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

	June 30, 2011	December 31, 2010
Land	$6,852	$6,426
Building	1,838	1,752

Total	$8,690	$8,178

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

	June 30, 2011	December 31, 2010
Customer-owned tooling	$52,911	$38,683
Company-owned tooling	2,892	3,828

Total	$55,803	$42,511

Any gain recognized, which is defined as the excess of reimbursement over cost, is amortized over the life of the program. If estimated costs are expected to be in excess of reimbursement, a loss is recorded in the period when the loss is estimated.

Note 6. Goodwill and Other Intangible Assets

Goodwill

The change in the carrying amount of goodwill is set forth below on a reportable segment and consolidated basis (in thousands):

	International	Americas	Consolidated
Balance at December 31, 2010	$62,646	$3,663	$66,309
Currency translation adjustment	5,304	208	5,512

Balance at June 30, 2011	$67,950	$3,871	$71,821

Intangibles

The Company has certain intangible assets that are related to customer relationships in Europe and Brazil. During the second quarter of 2011, the Company recorded a new intangible asset in North America for a covenant not to compete agreement retated to the acquisition of substantially all of the assets of W Industries (see note 19). These intangible assets have definite lives and are amortized on a straight-line basis, which approximates the recognition of related revenue, over the estimated lives of the related assets. The intangible assets are recorded in other assets. The Company anticipates amortization expense of $4.6 million, $4.9 million, $2.9 million, and $1.6 million for the years ended December 31, 2011, 2012, 2013, and 2014, respectively, at which time no further amortization expense will be incurred. The Company incurred amortization expense of $1.3 million and $2.2 million, respectively, for the three and six months ended June 30, 2011. The Company incurred amortization expense of $0.8 million and $1.5 million, respectively, for the three and six months ended June 30, 2010.

The following table presents information about the intangible assets of the Company at June 30, 2011 and December 31, 2010, respectively (in thousands):

		As of June 30, 2011		As of December 31, 2010
	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible:
Europe	6 years	$16,686	$8,881	$16,011	$7,504
Brazil	7 years	6,099	3,202	5,935	2,749
North America	2 years	2,271	324	-	-

Total		$25,056	$12,407	$21,946	$10,253

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

Restructuring Charges

Restructuring charges and asset impairments for each of the Company’s reportable segments include the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
International	$-	$106	$-	$2,867
Americas	1,169	473	1,652	1,819

Total	$1,169	$579	$1,652	$4,686

The following table sets forth the Company’s net restructuring expense by type for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Employee termination costs	$514	$68	$1,217	$219
Other exit costs	655	511	435	1,768
Asset impairments	-	-	-	2,699

Total	$1,169	$579	$1,652	$4,686

The charges incurred during 2011 and 2010 primarily related to the following actions:

2011 Actions

During the three and six months ended June 30, 2011, the charges incurred in the Americas segment related to the ongoing maintenance of facilities closed as a result of prior actions and severance costs in Brazil related to improved manufacturing efficiencies, which were offset partially by the favorable adjustment of a liability pertaining to closed facilities.

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

Restructuring Reserve

The table below summarizes the activity in the accrual by reportable segment, reflected in accrued liabilities, for the above-mentioned actions through June 30, 2011 (in thousands):

	International	Americas	Consolidated
Balance at December 31, 2009	$8,187	$1,561	$9,748
Payments	(7,713)	(3,419)	(11,132)
Increase in liability	580	3,731	4,311
Adjustment to liability	(233)	(986)	(1,219)

Balance at December 31, 2010	821	887	1,708

Payments	(300)	(66)	(366)
Increase in liability	-	669	669
Adjustment to liability	-	-	-

Balance at June 30, 2011	$521	$1,490	$2,011

Except as disclosed in the table above, the Company does not anticipate incurring additional material cash charges associated with the actions described above. The increase in the liability above does not agree with the restructuring charges in the table above as certain items are expensed as incurred related to the actions described. The liability primarily relates to severance, with the exception of costs accrued resulting from the sale of closed facilities.

The liability increased during the first six months of 2011 primarily due to the pending sale of a closed facility in North America. The majority of the $2 million restructuring reserve accrued as of June 30, 2011 is expected to be paid in 2011. In the International segment, the liability decreased during the year ended December 31, 2010 primarily due to severance payments made relating to the closure of the Company’s facility in Bergisch Gladbach, Germany. In the Americas segment, the decrease in the liability during the year ended December 31, 2010 related primarily to severance payments for prior actions and payments relating to the sale of a closed facility, offset partially by the charges accrued related to the sale of the closed facility.

During the six months ended June 30, 2011 the Company incurred severance payments related to prior accruals in Europe of $0.3 million and North America of $0.1 million. During the year ended December 31, 2010, the Company incurred severance payments related to prior accruals in Europe of $7.7 million and in North America of $3.4 million.

Note 8. Debt

Senior Secured Notes

On August 24, 2010, the Company’s subsidiaries, Tower Automotive Holdings USA, LLC and TA Holdings Finance, Inc. (collectively, the “Issuers”), issued $430 million in senior secured notes (the “notes offering”). The senior secured notes (the “notes”) were issued at an original issue discount of $12.8 million and bear an annual interest rate of 10.625%. The original issue discount will be amortized on a straight-line basis, which approximates the effective interest method, through interest expense over the term of the notes which increases the effective annual interest rate to 11.25%. The notes mature on September 1, 2017. The notes are jointly and severally and unconditionally guaranteed by the Company on a senior unsecured basis and by the existing domestic subsidiaries of the Company, other than the Issuers, that are guarantors under Tower Automotive Holdings USA, LLC’s existing revolving credit facility (the “Amended ABL revolver”) and existing letter of credit facility (the “Letter of Credit Facility”) (such domestic subsidiaries, the “Subsidiary Guarantors”) on a senior secured basis. The notes are senior secured obligations of the Issuers that, subject to certain permitted liens and exceptions, and subject to certain limitations with respect to enforcement, rank equally in right of payment to any existing and future senior indebtedness of the Issuers and are effectively junior to the extent of the collateral securing the Issuers’ and the Subsidiary Guarantors’ obligations on a first priority basis under the Amended ABL revolver. The notes and the subsidiary guarantees are effectively junior to any existing and future indebtedness of the Company’s subsidiaries that are not guaranteeing the notes. The notes also restrict the Company from paying cash dividends on its common stock.

The notes are secured, on a pari passu basis with the obligations under the Letter of Credit Facility, by (i) a first priority security interest in the assets of the Issuers and the Subsidiary Guarantors which have been pledged on a first priority basis to the agent for the benefit of the lenders under the Letter of Credit Facility and (ii) on a second priority basis to all other assets of the Issuers and the Subsidiary Guarantors which have been pledged on a first priority basis to the agent for the benefit of the lenders under the Amended ABL revolver.

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

As of June 30, 2011, the outstanding principal balance on the notes was $376.9 million (net of a remaining $10.1 million original issue discount).

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

On June 13, 2011, the Company terminated its first lien term loan agreement with the repayment of the $27.5 million Letter of Credit Facility.

Amended Revolving Credit Facility

On June 13, 2011, the Company entered into an Amended and Restated Revolving Credit and Guaranty Agreement (the “Amended Revolving Credit Facility Agreement”) by and among Tower Automotive Holdings USA, LLC (the

“Borrower”), the Company, Tower Automotive Holdings I, LLC (“Holdco”), Tower Automotive Holdings II(a), LLC, Tower Automotive Holdings II(b), LLC, the subsidiary guarantors named therein, JPMorgan Chase Bank, N.A., Wells Fargo Capital Finance, LLC and each of the other financial institutions from time to time party thereto, as Lenders and JPMorgan Chase Bank, N.A., as Issuing Lender, as Swing Line Lender and as Administrative Agent (in such capacity, the “Agent”) for the Lenders.

The Amended Revolving Credit Facility Agreement amends and restates in its entirety the Revolving Credit and Guaranty Agreement dated as of July 31, 2007, by and among the Borrower, its domestic affiliate and domestic subsidiary guarantors named therein and the lenders party thereto and the Agent. The Amended Revolving Credit Facility Agreement provides for an asset-based revolving credit facility (the “Amended ABL Revolver”) in the aggregate amount of up to $150 million, subject to a borrowing base limitation. The maturity date for the Amended ABL Revolver is June 13, 2016.

Advances under the Amended ABL Revolver will bear interest at an alternate base rate (which is the highest of the Prime Rate, the Federal Funds Rate plus 1/2% and the Adjusted LIBOR (as each such term is defined in the Amended Revolving Credit Facility Agreement) for a one month interest period plus 1%) plus a base rate margin or LIBOR plus a Eurodollar margin. The applicable margins are determined by the average availability under the Amended ABL Revolver over the preceding three consecutive full calendar months and as of the date of the Amended Revolving Credit Facility Agreement were 2.25% per annum and 3.25% per annum for base rate and LIBOR based borrowings, respectively.

The Amended Revolving Credit Facility is guaranteed by the Company, on an unsecured basis, and certain of the Company’s direct and indirect domestic subsidiaries, on a secured basis (the “Subsidiary Guarantors”). The Amended Revolving Credit Facility is secured by the same assets of the Borrower and the Subsidiary Guarantors that secured the obligations under the ABL revolver.

The Amended Revolving Credit Facility Agreement includes customary events of default and amounts due thereunder may be accelerated upon the occurrence of an event of default.

As of June 30, 2011, there was $116.6 million of borrowing availability under the Amended ABL revolver, of which $38 million of borrowings were outstanding. As of June 30, 2011, the applicable margins were 2% per annum and 3% per annum for base rate and LIBOR based borrowings, respectively.

Revolving Credit Facility

The revolving credit facility (the “ABL revolver”) provided for a revolving credit facility in the aggregate amount of $150 million, subject to a borrowing base limitation. Advances under the ABL revolver bore interest at a base rate or LIBOR, plus a margin. The applicable margins were determined by the average availability under the ABL revolver during the preceding three months. The ABL revolver was scheduled to mature on July 31, 2012 and was amended and restated on June 13, 2011 pursuant to the terms of the Amended Revolving Credit Facility Agreement.

The ABL revolver was secured by (i) a first-priority lien on all accounts receivable, inventory, cash, investments and property, plant and equipment of the Borrower and Subsidiary Guarantors; (ii) a second-priority pledge of 65% of any voting and 100% of any non-voting equity interests held in any foreign subsidiary by the Borrower and Subsidiary Guarantors; and (iii) a second-priority lien on all other tangible and intangible assets of the Borrower and Subsidiary Guarantors.

Detroit Investment Fund

The Company acquired an unsecured debt instrument of $1 million owed to the Detroit Investment Fund, L.P. (“DIF”) upon the acquisition of substantially all of the assets of W Industries (see note 19). The debt instrument requires monthly principal and interest payments with an annual interest rate of 8.5%. The instrument is scheduled to mature in April 2014. As of June 30, 2011, the outstanding principal balance was $0.9 million.

Letter of Credit Facility

On June 13, 2011, the Company entered into a Letter of Credit Facility Agreement dated as of June 13, 2011 (the “Letter of Credit Facility Agreement”) by and among Tower Automotive Holdings USA, LLC (the “L/C Borrower”),

the Company, JPMorgan Chase Bank, N.A., in its capacity as participant in respect of letters of credit issued thereunder, and JPMorgan Chase Bank, N.A., as Administrative Agent and Issuing Lender.

The Letter of Credit Facility Agreement provides for a letter of credit facility (the “Letter of Credit Facility”) for the issuance of up to $38 million of letters of credit with a sublimit for Euro dominated letters of credit (with an option to increase the Letter of Credit Facility to $44.5 million in the future). Upon a third party drawing on letters of credit issued under the Letter of Credit Facility, the L/C Borrower will become obligated to pay to the lenders the amounts so drawn. The maturity date of the Letter of Credit Facility is June 13, 2014.

As of June 30, 2011, the outstanding letters of credit under the Letter of Credit Facility were $28.1 million. As of June 30, 2011, an 8.5% per annum fee is due on the total amount of the facility. This fee is subject to change in the future based upon then current market conditions.

The Letter of Credit Facility is guaranteed by the Company and certain of the Company’s direct and indirect domestic subsidiaries on an unsecured basis pursuant to a Guaranty entered into and made as of June 13, 2011.

The Letter of Credit Facility is unsecured. The Letter of Credit Facility Agreement contains customary covenants applicable to certain of the Company’s subsidiaries. The Letter of Credit Facility Agreement includes customary events of default and amounts due thereunder may be accelerated upon the occurrence of an event of default.

$27.5 million Letter of Credit Facility

The $27.5 million synthetic letter of credit facility (the “$27.5 million Letter of Credit Facility”) was fully cash collateralized by third party deposit lenders for purposes of replacing or backstopping letters of credit outstanding. The $27.5 million Letter of Credit Facility was part of the First Lien Term Loan and Guaranty Agreement (the “First Lien Agreement”), dated as of July 31, 2007, by and among Tower Automotive Holdings USA, LLC, Tower Automotive Holding Europe B.V., the guarantors named therein, the lenders, named therein and JPMorgan Chase Bank, N.A., as agent, but remained outstanding as it was not terminated when the first lien term loan was paid off in August 2010. The cash collateral was deposited by such third party deposit lenders in a deposit account, and the Company had no right, title or interest in the deposit account.

On June 13, 2011, the Company terminated the First Lien Agreement. At termination, Cerberus owned all of the $27.5 million Letter of Credit Facility. In connection with the termination of the First Lien Agreement, a $27.5 million deposit was returned to Cerberus in their capacity as a deposit lender.

Debt Issue Costs

The Company incurred interest expense related to the amortization of debt issue costs of $0.4 million and $1.1 million, respectively, during the three and six months ended June 30, 2011. The Company incurred interest expense related to the amortization of debt issue costs of $0.6 million and $1.1 million, respectively, during the three and six months ended June 30, 2010.

Interest Rate Swaps

The Company was required by its credit agreements to enter into two interest rate swap agreements during the third quarter of 2007 with notional principal amounts of $182.5 million and €100 million. These derivative agreements effectively fixed interest rates at 5.06% and 4.62%, respectively, on a portion of the Company’s floating debt and qualified for cash flow hedge accounting treatment under FASB ASC No. 815, Derivatives and Hedging. The swaps were designated as hedging instruments to offset the changes in cash flows resulting from changes in interest rates on this variable rate debt. The swaps were terminated in August 2010 in connection with the retirement of the first lien term loan. Under FASB ASC No. 815, each swap was recorded as a cash flow hedge in which the fair value was recorded as an asset or liability and the changes in the fair value were recorded as a component of other comprehensive income. Measurement of hedge effectiveness was performed quarterly. Any changes in the effective portion of these derivatives were recorded as a component of accumulated other comprehensive income / (loss), a component of stockholders’ equity. During the three and six months ended June 30, 2010, $3.9 million and $7.2 million was expensed through interest expense that had been recorded in accumulated other comprehensive income.

Other Foreign Subsidiary Indebtedness

As of June 30, 2011, other foreign subsidiary indebtedness of $178.2 million consists primarily of borrowings in South Korea of $128.5 million, receivables factoring in Europe of $27 million, and borrowings in Brazil of $22.7 million.

Generally, borrowings of foreign subsidiaries are made under credit agreements with commercial lenders and are used to fund working capital and other operating requirements.

South Korea

As of June 30, 2011, the Company’s South Korean subsidiary had borrowings of $128.5 million (KRW 137.3 billion), consisting of secured indebtedness of $54.6 million (KRW 58.3 billion), unsecured indebtedness of $27.1 million (KRW 29 billion), secured bonds of $23.4 million (KRW 25 billion), unsecured corporate bonds of $18.7 million (KRW 20 billion) issued in connection with a government sponsored collateralized bond program, and unsecured bonds of $4.7 million (KRW 5 billion) which have annual interest rates ranging from 5.17% to 9.96% and maturity dates ranging from July 2011 to April 2013. The majority of these borrowings are subject to annual renewal. Substantially all of the assets of the Company’s South Korean subsidiary serve as collateral for the secured indebtedness and secured bonds.

During the second quarter of 2011, the Company renewed $6.8 million (KRW 7.3 billion) of maturing secured indebtedness for an additional year. The terms of the new loans are substantially the same as the other portfolio loans.

During the first quarter of 2011, the Company renewed $15.4 million (KRW 16.5 billion) of maturing secured indebtedness for an additional year. In addition, the Company was provided a $2.1 million (KRW 2.2 billion) new one-year unsecured term loan. The terms of the new loans are substantially the same as the other portfolio loans.

Brazil

As of June 30, 2011, the Company’s Brazilian subsidiary had borrowings of $22.7 million (R$35.6 million) which have annual interest rates ranging from 5.5% to 15.39% and maturity dates ranging from July 2011 to June 2014. This credit is provided through bilateral agreements with four local banks. Periodic interest and principal payments are required. The loans are secured by certain fixed and current assets.

During the second quarter of 2011, three of the local banks provided the Company with $10.8 million (R$16.9 million) in new term loans. All three loans have maturity dates greater than one-year ranging from October 2012 through June 2014. The interest rates are substantially the same as the other portfolio loans except that one of the loans (in the initial principal amount of $0.6 million (R$0.9 million)) has an interest rate of 5.5%, which is significantly lower than the interest rates on the other portfolio loans.

During the first quarter of 2011, one of the local banks provided the Company with a $2.5 million (R$4 million) new one-year term loan. In addition, two of the local banks provided the Company with aggregate loans of $5.7 million (R$9 million) that refinanced previous loans. The terms of the new loans are substantially the same as the other portfolio loans.

Italy

As of June 30, 2011, the receivables factoring facilities available to the Company were $37.4 million (€25.8 million), of which $27 million (€18.6 million) was drawn. These are uncommitted, demand facilities which are subject to termination at the discretion of the banks, and bear interest rates based on the average three month EURIBOR plus a spread ranging from 1.45% to 2.00%. The effective annual interest rates as of June 30, 2011 ranged from 2.94% to 3.74%. Any receivables factoring under these facilities is with recourse, and is secured by the accounts receivable factored. These receivables factoring transactions are recorded in the Company’s Condensed Consolidated Balance Sheet in current maturities of long-term debt.

Covenants

As of June 30, 2011, the Company was in compliance with the financial covenants that govern its credit agreements.

Capital Leases

The Company had capital lease obligations of $18.5 million and $18.6 million, of which $3.2 million represents current maturities, as of June 30, 2011 and December 31, 2010, respectively, that expire between March 2013 and March 2018.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
SG&A (excluding items below)	$33,608	$31,591	$66,832	$63,775
Special incentive program	-	349	-	507
Supplemental value creation plan	1,218	-	2,277	-
Restricted stock units granted in connection with the IPO	3,439	-	6,878	-
Acquisition costs	1,100	-	1,100	679

Total	$39,365	$31,940	$77,087	$64,961

Note 10. Income Taxes

During the three and six months ended June 30, 2011, the Company recognized income tax expense of $2.6 million and $9.2 million, respectively, in relation to income before provision for income taxes of $1 million and $18.4 million, respectively. The income tax expense resulted primarily from the recognition of foreign income taxes, withholding taxes, and certain state taxes. The income tax expense is higher than the expected income tax expense based on statutory rates primarily because the Company did not record tax benefits on net losses during the periods presented in certain jurisdictions, including the U.S., that have had historical cumulative losses. The Company did not record an income tax benefit on these losses due to the uncertainty of the future realization of the deferred tax assets generated by the cumulative losses. In the first quarter of 2011, the income tax expense recorded included a $1.3 million deferred income tax expense on the favorable settlement of a value added tax audit in Brazil. In the second quarter of 2011, the income tax expense recorded included a $1.4 million deferred income tax benefit from the elimination of two deferred income tax liabilities. In the International segment, the Company made an election which eliminated the need to maintain a $1 million deferred income tax liability on the potential payment of dividends.

During the three and six months ended June 30, 2010, the Company recognized income tax expense of $4.2 million and $8.4 million, respectively, in relation to income before provision for income taxes of $8.5 million and $10.3 million, respectively. The income tax expense resulted primarily from the recognition of foreign income taxes, withholding taxes, and state taxes. The income tax expense is higher than the expected income tax expense based on statutory rates primarily because the Company did not record tax benefits on net losses during the periods presented in certain jurisdictions, including the U.S., that have had historical cumulative losses. The Company did not record an income tax benefit on these losses due to the uncertainty of the future realization of the deferred tax assets generated by the cumulative losses.

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

The following tables provide the components of net periodic pension benefit cost and other post-retirement benefit cost (in thousands):

	Pension Benefits		Other Benefits
	Three Months Ended June 30,		Three Months Ended June 30,
	2011	2010	2011	2010
Service cost	$9	$8	$-	$-
Interest cost	3,120	3,357	236	252
Expected return on plan assets (a)	(2,822)	(2,659)	-	-
Amortization of net losses	437	399	-	-

Net periodic benefit cost	$744	$1,105	$236	$252

	Pension Benefits		Other Benefits
	Six Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Service cost	$18	$16	$-	$-
Interest cost	6,240	6,714	472	504
Expected return on plan assets (a)	(5,644)	(5,318)	-	-
Amortization of net losses	874	798	-	-

Net periodic benefit cost	$1,488	$2,210	$472	$504

(a)	Expected rate of return on plan assets for 2011 is 7.4%

The Company expects its minimum pension funding requirements to be $16.3 million during 2011, of which the Company made contributions of $3.1 million and $5.2 million, respectively, during the three and six months ended June 30, 2011.

The Company contributed $0.9 million and $1.8 million, respectively, during the three and six months ended June 30, 2011 to its defined contribution employee savings plans.

As of July 31, 2007, the Company assumed the liabilities associated with a Voluntary Employee Benefit Association (“VEBA”) trust and future post-retirement benefit payments were capped at specified amounts to be paid through April 2011. During the three and six months ended June 30, 2011, the Company made contributions of $0.3 million and $0.6 million, respectively, to the VEBA trust that administers medical insurance benefits. As of June 30, 2011, the Company has no remaining payments to the VEBA trusts.

Note 12. Stockholders’ Equity and Noncontrolling Interests

The table below provides a reconciliation of the carrying amount of total stockholders’ equity, including stockholders’ equity attributable to Tower International, Inc. (“Tower”) and equity attributable to the noncontrolling interests (“NCI”) (in thousands):

	Six Months Ended June 30,
	2011			2010
	Tower	NCI	Total	Tower	NCI	Total
Equity / (deficit) beginning balance	$67,367	$44,259	$111,626	$(186,723)	$39,564	$(147,159)
Net income / (loss)	6,248	2,955	9,203	(2,571)	4,528	1,957
Other comprehensive income / (loss):
Change in cumulative translation adjustment	27,293	908	28,201	(10,961)	293	(10,668)
Amortization of actuarial loss	874	-	874	798	-	798
Unrealized gain on qualifying cash flow hedge, net	313	-	313	7,173	-	7,173

Total comprehensive income / (loss)	34,728	3,863	38,591	(5,561)	4,821	(740)
Preferred unit dividends paid	-	-	-	(95)	-	(95)
Cumulative preferred units accrued	-	-	-	(8,554)	-	(8,554)
Share based compensation expense	7,498	-	7,498	-	-	-
Unit based compensation expense	-	-	-	263	-	263

Equity / (deficit) ending balance	$109,593	$48,122	$157,715	$(200,670)	$44,385	$(156,285)

The following tables present the components of accumulated other comprehensive income / (loss) (in thousands):

	As of June 30, 2011	As of December 31, 2010	Other Comprehensive Income Attributable to Tower
Foreign currency translation	$57,101	$29,808	$27,293
Defined benefit plans, net	(65,209)	(66,083)	874
Unrealized gain / (loss) on qualifying cash flow hedge, net	58	(255)	313

Accumulated other comprehensive income / (loss)	$(8,050)	$(36,530)	$28,480

Note 13. Stockholders’ Equity and Unit Based Compensation

Stockholders’ Equity

Effective October 14, 2010, prior to the IPO, (i) all of the Company’s equity owners transferred their equity interests in Tower Automotive, LLC to a newly created limited liability company, Tower International Holdings, LLC, (ii) Tower Automotive, LLC converted into a Delaware corporation named Tower International, Inc., and (iii) all of the equity interests in Tower Automotive, LLC were converted into common stock of Tower International, Inc (“Corporate Conversion”). Thus, immediately prior to the IPO and the commencement of trading of the Company’s common stock, all of the Company’s outstanding common stock was owned by Tower International Holdings, LLC. On October 20, 2010, the Company received $75.6 million of proceeds, after underwriting discounts and commissions, in connection with the sale of 6,250,000 shares of its common stock at the closing of the IPO. On November 3, 2010, the Company sold an additional 383,722 shares of its common stock resulting in additional proceeds of $4.6 million, after underwriting discounts and commissions, pursuant to a partial exercise of the underwriters’ over-allotment option. As of June 30, 2011 and December 31, 2010, the Company had 19,101,588 shares of common stock outstanding.

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

Under the fair value recognition provisions, unit based compensation cost was measured at the grant date based on the fair value of the award and was recognized as expense over the applicable vesting period of the award. The fair value of each MIP Unit was based on the fair value of the Common Units on the date of grant. The compensation cost for the MIP Plan was insignificant for the three and six months ended June 30, 2010, with no income tax benefit due to the valuation allowance in the United States recognized during 2010.

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

The redemption value of the Redeemable Preferred Units was an amount that was equal to the holders’ initial capital contribution less all distributions previously made to such Redeemable Preferred Unit holders (the “Unpaid Preference Amount”) plus an amount accruing at the rate of 10% per quarter on the holder’s Unpaid Preference Amount (the “Preferred Return Amount”). Therefore, if distributions were not made with respect to any fiscal year, the Redeemable Preferred Unit holders’ distributions were cumulative. These units were recorded at redemption value at each balance sheet date and the Preferred Return Amount was recorded as an adjustment to retained earnings. During the three and six months ended June 30, 2010, the Company paid distributions to the Redeemable Preferred Unit holders of $0 million and $0.1 million.

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

The Company excluded 2.3 million and less than 0.1 million, respectively, of potentially anti-dilutive shares for the three and six months ended June 30, 2011. There were no potentially anti-dilutive shares for the three and six months ended June 30, 2010.

A summary of information used to compute basic and diluted net income / (loss) per share attributable to Tower International, Inc. is shown below (in thousands – except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income / (loss) attributable to Tower International, Inc.	$(2,774)	$1,911	$6,248	$(2,571)
Less: Preferred unit dividends	-	(4,380)	-	(8,649)

Net income / (loss) available to common shareholders	$(2,774)	$(2,469)	$6,248	$(11,220)

Weighted average common shares outstanding
Basic	19,101,588	12,467,866	19,101,588	12,467,866
Diluted	19,101,588	12,467,866	19,991,615	12,467,866

Net income / (loss) per share attributable to Tower International, Inc.
Basic	$(0.15)	$(0.20)	$0.33	$(0.90)
Diluted	(0.15)	(0.20)	0.31	(0.90)

Note 16. Share Based Compensation

The Company’s Board of Directors granted 10,129 stock options and 104,471 restricted stock units (RSUs) during the first quarter of 2011 under the 2010 Equity Incentive Plan. The weighted-average per share exercise price of the options issued was $16.65. The weighted-average per share fair value at grant date of the options issued was $9.16. The weighted-average per share grant date fair value of the RSUs was $16.65. The Company’s Board of Directors granted 339 RSUs during the second quarter of 2011 under the 2010 Equity Incentive Plan. The weighted-average per share grant date fair value of the RSUs was $17.70. No stock options were exercised and 11,137 stock options were forfeited during the six months ended June 30, 2011.

The Company calculated the weighted-average fair value of each option at the date of the grant using a Black-Scholes valuation model. The weighted-average key assumptions used in the model for options granted during the first quarter of 2011 are an expected term of 6.5 years and expected volatility of 62%. The dividend yield is assumed to be zero since there are no current plans to pay common stock dividends. The Company used the simplified method to calculate the expected term because the Company has insufficient historical exercise data due to the limited period of time the Company’s common stock has been publicly traded.

As of June 30, 2011, the Company has an aggregate of 467,227 stock options and 1,868,435 RSUs that have been granted but have not yet vested. During the three and six months ended June 30, 2011, the Company recognized an expense of $0.2 million and $0.4 million, respectively, relating to the options and $3.6 million and $7.1 million, respectively, relating to the RSUs. As of June 30, 2011, the Company has $2.4 million of unrecognized compensation expense associated with the stock options that will be amortized on a straight-line basis through March 2014. As of June 30, 2011, the Company has $10.9 million and $1.4 million of unrecognized compensation expense associated with the RSUs granted in connection with the IPO and the RSUs granted in 2011 that will be amortized on a straight-line basis through April 2012 and March 2014, respectively.

On July 20, 2011, one half of the RSUs granted at the time of the Company’s initial public offering vested. After offsets for withholding taxes, a total of 581,444 shares of common stock were issued in connection with this initial vesting. The Company paid $5.1 million to acquire 300,371 vested shares to cover the withholding taxes. The remaining RSUs relating to this grant remain outstanding and will vest on April 20, 2012.

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

The following is a summary of selected data for each of the Company’s reportable segments (in thousands):

	International	Americas	Total
Three Months Ended June 30, 2011
Revenues	$337,180	$265,538	$602,718
Adjusted EBITDA	29,497	26,056	55,553
Capital Expenditures	18,942	10,369	29,311
Total assets	$965,868	$508,061	$1,473,929

Three Months Ended June 30, 2010
Revenues	$285,659	$216,023	$501,682
Adjusted EBITDA	30,600	21,088	51,688
Capital Expenditures	9,051	7,184	16,235
Total assets	$819,191	$481,459	$1,300,650

Six Months Ended June 30, 2011
Revenues	$673,284	$529,069	$1,202,353
Adjusted EBITDA	63,273	57,987	121,260
Capital Expenditures	30,333	17,662	47,995
Total assets	$965,868	$508,061	$1,473,929

Six Months Ended June 30, 2010
Revenues	$558,583	$422,228	$980,811
Adjusted EBITDA	65,500	36,925	102,425
Capital Expenditures	13,601	19,631	33,232
Total assets	$819,191	$481,459	$1,300,650

Inter-segment sales are not significant for any period presented. Capital expenditures do not equal cash disbursed for purchases of property, plant, and equipment as presented in the accompanying Condensed Consolidated Statements of Cash Flows, as capital expenditures above include amounts paid and accrued during the periods presented.

The following is a reconciliation of Adjusted EBITDA to income before provision for income taxes (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Adjusted EBITDA	$55,553	$51,688	$121,260	$102,425
Restructuring and asset impairment	(1,169)	(579)	(1,652)	(4,686)
Depreciation and amortization	(31,561)	(28,433)	(61,708)	(58,706)
Receivable factoring charges	(163)	(139)	(268)	(272)
Acquisition costs	(1,100)	-	(1,100)	(679)
Incentive compensation related to funding events	(4,657)	(349)	(9,156)	(507)
Interest expense, net	(15,885)	(13,655)	(28,140)	(27,256)
Other expense	-	-	(850)	-

Income before provision for income taxes	$1,018	$8,533	$18,386	$10,319

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

The Company has the following assets and liabilities measured at fair value on a recurring basis during the six months ended June 30, 2011 (in thousands):

		Fair Value at Reporting Date Using
	Six Months Ended June 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Foreign exchange hedges, net	$58	$-	$58	$-
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

The Company is party to the derivative financial instruments above that are recorded in prepaid tooling and other, which are all classified as level 2 measurements determined using significant other observable inputs. The Company engages in foreign exchange hedges to limit exposure on foreign currency related to certain intercompany payments. These foreign exchange hedges have an immaterial impact on the condensed consolidated financial statements for the periods presented.

The Company did not have any assets or liabilities that were measured at fair value on a non-recurring basis during the six months ended June 30, 2011.

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

At June 30, 2011, the carrying value and estimated fair value of the Company’s long-term debt was $594 million and $635.6 million, respectively. At December 31, 2010, the carrying value and estimated fair value of the Company’s long-term debt was $539.6 million and $578.5 million, respectively. The majority of the Company’s long-term debt at June 30, 2011 and December 31, 2010 is traded in the market and is classified as a level 2 measurement as the debt is thinly traded. The fair value was determined based on the quoted market values. The remainder of the Company’s long-term debt, primarily consisting of foreign subsidiaries’ debt, is asset-backed and is classified as level 3. As this debt carries variable rates and minimal credit risk, the book value approximates the fair value for this debt.

The carrying amounts of cash and cash equivalents, accounts receivables, accounts payables, and accruals approximate fair value because of the short maturity of these instruments.

Note 19. Acquisitions

W Industries

On April 11, 2011, Tower Defense and Aerospace, a wholly owned subsidiary of the Company, acquired substantially all of the assets of W Industries located in Detroit, Michigan. The Company exchanged its ownership in the W Industries secured debt acquired during the first quarter of 2011 (fair value of $11.3 million) for substantially all of the assets of W Industries and agreed to assume certain liabilities. The acquisition was accounted for as a purchase under the acquisition method in accordance with FASB ASC No. 805, Business Combinations. The total purchase price was approximately $22.3 million, which did not include direct acquisition costs of approximately $1.1 million. The acquisition was recorded by allocating the purchase price to the assets acquired, including identifiable intangible assets and liabilities assumed, based on their estimated fair values at the date of acquisition. There was no goodwill recorded in connection with the acquisition. Supplemental pro forma disclosures are not included as the amounts are deemed immaterial. Revenues and earnings of the acquiree since the acquisition date included in the Company’s Condensed Consolidated Statement of Operations are immaterial for all periods presented.

In accordance with FASB ASC No. 805, the preliminary purchase price allocation is subject to additional adjustment within one year after the acquisition as additional information on asset and liability valuations becomes available. The Company expects that adjustments to recorded fair values may include those relating to:

•	Property, plant, and equipment, and intangibles, all of which may change based on consideration of additional analysis by the Company and its valuation consultants;

•	Accrued expenses, which may change based on identification of final fees and costs associated with the acquisition and resolution of any disputed claims;

•

Tax liabilities and deferred taxes, which may be adjusted based upon additional information to be received from taxing authorities and which result from changes in the allocated book basis of items for which deferred taxes are provided.

The preliminary allocation of the purchase price for the acquisition was made to the following major opening balance sheet categories (in millions):

Assets Acquired
Current assets	$4.2
Property, plant and equipment, net	26.1
Intangibles	2.3

Total assets acquired	32.6
Total liabilities assumed	10.3

Net assets acquired	$22.3

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

In accordance with FASB ASC No. 805, the preliminary purchase price allocation was subject to additional adjustment within one year after the acquisition. As of June 30, 2011, the purchase price allocation period has passed; thus, no further adjustments will be recorded.

Note 20. Commitments and Contingencies

Compensation Programs

The primary objectives of the Company’s compensation programs are to (i) attract, motivate and retain the best executive officers with the skills necessary to successfully manage the business, and (ii) align the interests of the executive officers with stockholders by rewarding them for strong Company performance.

Special Incentive Program

The Board established the Special Incentive Program on February 19, 2010. The Special Incentive Program provided for a $5.5 million cash bonus to be paid to eight executives if a Qualifying Event occurred. For this program, a “Qualifying Event” was defined as the consummation of an initial public offering or the repayment of the Company’s first lien term loan in full. The Company initially believed it would repay the first lien term loan on or before its July 31, 2013 expiration date; thus, the Company began recording an expense related to the Special Incentive Program on a straight line basis through July 31, 2013. On July 22, 2010, the Board modified the Special Incentive Program to provide that, in addition to the $5.5 million cash bonus payable upon consummation of an initial public offering or retirement of the Company’s first lien term loan, an additional cash bonus of $1.2 million would be payable to specified executive officers of the Company on the earlier of the one year anniversary of the consummation of a notes offering or the consummation of an initial public offering. As the Company retired its first lien term loan on August 24, 2010, the Company recognized the remaining expense related to the $5.5 million in August and began recording the additional $1.2 million over the one year vesting period. On October 20, 2010, the additional $1.2 million Special Incentive Program vested immediately upon the closing of the IPO. The full amount of the compensation paid pursuant to the Special Incentive Program that had not been previously expensed was charged as a compensation expense against earnings in the fourth quarter of 2010 when the compensation was paid. The Company recorded an expense of $6.7 million during the year ended December 31, 2010. As of June 30, 2011, the Company had no liability remaining related to the Special Incentive Program.

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

Supplemental Value Creation Program

The Supplemental Value Creation Program was created in addition to the VC Plan discussed above on February 19, 2010. The Supplemental Value Creation Program provided for a $7.5 million cash bonus to be paid to approximately 70 executives, subject to vesting requirements of 9 and 18 months, if a Qualifying Liquidation Event were to occur. A Qualifying Liquidation Event was initially defined to have occurred if the Preferred Unit holders received a cash distribution in an amount equal to the full value of their preferred investment in the Company. On July 22, 2010, the Supplemental Value Creation Program was modified to include the retirement of the existing first lien term loan in full or consummation of an initial public offering as Qualifying Liquidation Events. As the Company retired its first lien term loan on August 24, 2010, the Company began recording a liability in August 2010 related to this Program. The Company recorded an expense of $1.2 million and $2.3 million, respectively, for the three and six months ended June 30, 2011. The Company paid $3.3 million upon the 9 month vesting of this Program during the second quarter of 2011 and has a liability recorded of $0.5 million related to this Program as of June 30, 2011.

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

Environmental Matters

The Company owns properties which have been impacted by environmental releases. The Company is actively involved in investigation and/or remediation at several of these locations. Total costs and liabilities associated with environmental contamination could be substantial and may have a significant impact on the Company’s financial condition, results of operations or cash flows.

Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. The established liability for environmental matters is based upon management’s best estimates of expected investigation/remediation costs related to environmental contamination. It is possible that actual costs associated with these matters will exceed the environmental reserves established by the Company. Inherent uncertainties exist in the estimates, primarily due to unknown environmental conditions, changing governmental regulations and legal standards regarding liability and evolving technologies for handling site remediation and restoration. At June 30, 2011 and December 31, 2010, the Company had accrued $2.5 million and $1.8 million, respectively, for environmental matters.

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

In connection with the bankruptcy of Tower Automotive, Inc., all of the assets not acquired by Tower Automotive, LLC were transferred to a Post-Consummation Trust (the “Post-Consummation Trust”). The Company agreed to pay up to $70 million to the Post-Consummation Trust to relinquish certain defined liabilities to date. The Company has made payments of $57.5 million and remains contingently liable to pay an additional $12.5 million. As of June 30, 2011, the Company has not recorded a liability for the $12.5 million since it does not believe it is probable that any additional payments to the trust will be required; therefore, these amounts were eliminated as part of the final purchase accounting adjustments. To the extent that future payments are required, the payments will be expensed.

The Company has been subject to various governmental audits in Brazil. During the first quarter of 2011, the Company received a favorable court ruling on one of these matters and was able to reduce its liability by $7 million. Therefore, the Company has a remaining liability recorded of $3.8 million as of June 30, 2011 and may be required to pay up to $7 million. To the extent that future payments are required above the amount recorded as a liability, the payments will be expensed.

Litigation

The Company is subject to various legal actions and claims incidental to its business, including potential lawsuits with customers or suppliers. Litigation is subject to many uncertainties and the outcome of individual litigated matters is not probable and estimable. After discussions with counsel litigating these matters, it is the opinion of management that the outcome of such matters will not have a material impact on the Company’s financial position, results of operations or cash flows.

Note 21. Subsequent Events

In July 2011, a foreign subsidiary of the Company reached an agreement with Xiangtan Ditong Automotive Industrial Machinery Co., Ltd. (DIT), subject to the approval of the Chinese government, to form a majority owned joint venture. The agreement is expected to be approved during the second half of 2011.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Disclosure Regarding Forward-Looking Statements

This report contains statements which constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including but not limited to statements relating to trends in the operations, financial results, business and products of our Company and anticipated production trends. The forward-looking statements can be identified by words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” “project,” and other similar expressions. Forward-looking statements are made as of the date of this report and are based upon management’s current expectations and beliefs concerning future developments and their potential effects on us. Such forward-looking statements are not guarantees of future performance. The following important factors, as well as any risk factors described elsewhere in this report or in our Annual Report on Form 10-K for the year ended December 31, 2010, could affect (and in some cases have affected) our actual results and could cause such results to differ materially from estimates or expectations reflected in such forward-looking statements:

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

Overview of the Business

Tower International, Inc., headquartered in Livonia, Michigan, is a leading integrated global producer of engineered structural metal components and assemblies primarily serving automotive original equipment manufacturers, or OEMs, including Volkswagen Group, Hyundai/Kia, Ford, Fiat, Volvo, Chrysler, Nissan, Daimler, Toyota, BMW, Chery, and

Honda. Products include body structures stampings, chassis structures (including frames), and complex welded assemblies for small and large cars, crossovers, pickups and SUVs. Including both 100% owned subsidiaries and majority owned subsidiaries, we have strategically located production facilities in the United States, Belgium, Germany, Italy, Slovakia, Poland, Brazil, South Korea, and China, supported by engineering and sales locations in the United States, Germany, Italy, Brazil, South Korea, Japan, China, and India.

Recent Trends

During the second quarter of 2011, production volumes increased from 2010; however, the increase was not as significant as the increase experienced in the first quarter of 2011 reflecting primarily the economic turmoil experienced in Japan. IHS Automotive® expects production volumes to continue to increase in all regions in which we operate throughout the remainder of 2011, especially during the fourth quarter. The anticipated overall increase in volume for 2011 continue the trend of production volume improvements that began in 2010. These increases are reversing the trend experienced during the latter half of 2008 and throughout 2009, when the automotive industry experienced an unprecedented downturn, which was led by the recession in the United States and followed by declines in many major markets around the world. Although vehicle production continues to improve; the economies in our largest markets have not recovered to levels previously experienced.

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

We believe that our product capabilities, our geographic, customer and product diversification and the cost reductions that we achieved in 2008 through 2010 position us to benefit from an expected recovery in global automotive industry production. We intend to further strengthen our position through additional reductions in leverage and by capitalizing on the above-average growth expected in China and Brazil. For example, we are launching an additional facility in Contagem, Brazil and we are expanding capacity at our existing joint ventures in China through additional facilities located in Chengdu, Changchun, and Dalian. Further expansion in China may occur through the formation of additional joint ventures. We also intend to leverage our program management and engineering experience to pursue growth opportunities outside our existing automotive markets. For example, we acquired substantially all of the assets of W Industries, which is in the defense and aerospace industry, during the second quarter of 2011. In addition, the solar industry shows promise for us, as many applications require highly engineered large stampings and complex welded structural assemblies that must be produced in high volume at repeatable tight tolerances similar to our product requirements in the automotive industry.

Recent Developments

In July 2011, a foreign subsidiary of the Company reached an agreement with Xiangtan Ditong Automotive Industrial Machinery Co., Ltd. (DIT), subject to the approval of the Chinese government, to form a majority owned joint venture. The agreement is expected to be approved during the second half of 2011.

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

Results of Operations—Three Months Ended June 30, 2011 Compared with the Three Months Ended June 30, 2010

The following table presents production volumes in specified regions according to July IHS Automotive®, for the three months ended June 30, 2011 compared to the three months ended June 30, 2010 (in millions of units produced):

	Europe	Korea	China	North America	Brazil
Three Months Ended June 30, 2011	5.2	1.2	3.7	3.1	0.8
Three Months Ended June 30, 2010	5.0	1.1	3.4	3.1	0.8

Increase	0.2	0.1	0.3	-	-

Percentage change	4%	5%	7%	1%	3%

The following table presents selected financial information for the three months ended June 30, 2011 and 2010 (in millions):

	International		Americas		Consolidated
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
	2011	2010	2011	2010	2011	2010
Revenues	$337.2	$285.7	$265.6	$216.0	$602.8	$501.7
Cost of sales	306.1	252.9	238.0	193.2	544.1	446.1

Gross profit	31.1	32.8	27.6	22.8	58.7	55.6
Selling, general, and administrative expenses	15.5	15.5	23.9	16.5	39.4	32.0
Amortization	0.7	0.6	0.5	0.2	1.2	0.8
Restructuring and asset impairments	-	0.1	1.2	0.5	1.2	0.6

Operating income	$14.9	$16.6	$2.0	$5.6	16.9	22.2

Interest expense, net					15.8	13.7
Provision for income taxes					2.6	4.3
Noncontrolling interest, net of tax					1.3	2.3

Net income / (loss) attributable to Tower International, Inc.					$(2.8)	$1.9

Comparison of Periods – GAAP Analysis of Consolidated Results

Revenues

Total revenues increased during the three months ended June 30, 2011 by $101.1 million or 20% from the three months ended June 30, 2010, reflecting primarily higher volume in both our Americas segment ($43.1 million) and our International segment ($10.5 million). Revenues were positively impacted by the strengthening of foreign currencies against the U.S. dollar in our International segment, primarily the Euro ($25.1 million) and Korean Won ($7.8 million) and in our Americas segment, primarily the Brazilian Real ($4.2 million). Revenues were also positively impacted by favorable pricing and economics ($8.5 million), primarily related to higher steel recoveries in our International segment.

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

Total gross profit increased by $3.1 million or 6% from the three months ended June 30, 2010 to the three months ended June 30, 2011, while our gross profit margin decreased from 11.1% during the 2010 period to 9.7% in the 2011 period. The increase in total gross profit reflects higher volume ($10.6 million) and favorable foreign exchange ($2.4 million), offset partially by unfavorable product mix ($4.1 million). All other factors were net unfavorable by $5.8 million. Cost of sales was adversely affected by unfavorable pricing and economics ($13.2 million), offset in part by favorable efficiencies ($6.4 million). Gross profit was also adversely impacted by higher launch costs ($3.6 million).

Total gross profit was negatively impacted by an increase in the depreciation included in cost of sales from $26.5 million during the three months ended June 30, 2010 to $29.2 million during the three months ended June 30, 2011. The increase reflected primarily the strengthening of foreign currencies against the U.S. dollar and the acquisition of substantially all of the assets of W Industries.

Selling, General, and Administrative Expenses (“SG&A”)

Total SG&A increased $7.4 million or 23% from the three months ended June 30, 2010, reflecting primarily the higher charges for compensation costs related to the initial public offering and senior secured notes offering ($4.3 million), the acquisition costs related to the acquisition of substantially all of the assets of W Industries during the second quarter of 2011 ($1.1 million), and the strengthening of foreign currencies against the U.S. dollar.

Amortization Expense

Total amortization expense increased $0.4 million from the three months ended June 30, 2010, reflecting primarily the amortization of the intangible asset recorded at W Industries and the strengthening of foreign currencies against the U.S. dollar. Our amortization expense consists of the charges we incur to amortize certain intangible assets.

Restructuring and Asset Impairment Expense

Total restructuring expense increased $0.6 million from the three months ended June 30, 2010. During 2011, we incurred charges of $1.2 million which consisted of the recurring costs for maintaining our North American closed plants and severance costs in Brazil related to improved manufacturing efficiencies. During 2010, we incurred charges of $0.6 million reflecting primarily ongoing maintenance of facilities closed as a result of prior actions.

Interest Expense, net

Interest expense, net, increased $2.1 million or 16% from the three months ended June 30, 2010 reflecting primarily the higher interest expense associated with our senior secured notes ($2.2 million). During the third quarter of 2010, we issued $430 million of senior secured notes with an original issue discount of $12.8 million and subsequently retired our first lien term loan. The weighted average annual interest rate of the first lien term loan was approximately 8% during 2010 when taking into account our interest rate swaps compared with the senior secured notes that bear an annual interest rate of 11.25% when taking into account the amortization of the original issue discount.

Provision for Income Taxes

Income tax expense decreased $1.7 million from the three months ended June 30, 2010. Our income tax expense varies each period depending on the level and mix of income and losses generated in the various jurisdictions in which we do business. Our income tax expense is higher than the expected income tax expense based on statutory rates primarily because we have not recorded tax benefits on net losses incurred in certain jurisdictions, including the U.S, that have had historical cumulative losses. We have not recorded an income tax benefit on these losses due to the uncertainty of the future realization of the deferred tax assets generated by the cumulative losses. The $2.6 million income tax expense recorded includes a $1.4 million deferred income tax benefit from the elimination of two deferred income tax liabilities related to tax law and tax election changes. In the International segment, the Company made an election which eliminated the need to maintain a $1 million deferred income tax liability on the potential payment of dividends.

Noncontrolling Interest, Net of Tax

The adjustment to our earnings required to give effect to the elimination of noncontrolling interests decreased by $1 million from the three months ended June 30, 2010 reflecting decreased earnings in our Chinese joint ventures related primarily to unfavorable product pricing.

Comparison of Periods—Non-GAAP Analysis of Adjusted EBITDA

A reconciliation of Adjusted EBITDA to net income / (loss) attributable to Tower International, Inc. for the periods presented is set forth below (in millions):

	International		Americas		Consolidated
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
	2011	2010	2011	2010	2011	2010
Adjusted EBITDA	$29.5	$30.6	$26.1	$21.1	$55.6	$51.7
Intercompany charges	1.9	1.2	(1.9)	(1.2)	-	-
Restructuring and asset impairments (a)	-	(0.1)	(1.2)	(0.5)	(1.2)	(0.6)
Depreciation and amortization	(15.8)	(15.0)	(15.8)	(13.4)	(31.6)	(28.4)
Receivable factoring charges and other (b)	(0.2)	(0.1)	0.1	(0.1)	(0.1)	(0.2)
Acquisition costs (c)	-	-	(1.1)	-	(1.1)	-
Incentive compensation related to funding events (d)	(0.5)	-	(4.2)	(0.3)	(4.7)	(0.3)

Operating income	$14.9	$16.6	$2.0	$5.6	16.9	22.2

Interest expense, net					(15.8)	(13.7)
Provision for income taxes					(2.6)	(4.3)
Noncontrolling interest, net of tax (e)					(1.3)	(2.3)

Net income / (loss) attributable to Tower International, Inc.					$(2.8)	$1.9

(a)	Represents asset impairments and costs associated with facilities closures or permanent layoffs, including (i) closure and other exit costs and (ii) termination and severance payments.
(b)

Represents the discounts taken by our customers when making payments on our accounts receivable before the normal payment terms would require payment. We have excluded these amounts from Adjusted EBITDA because they represent a form of finance charge and finance charges have otherwise been excluded in calculating Adjusted EBITDA.

(c)	Represents one-time costs pursuant to FASB ASC No. 805, Business Combinations, related to the acquisition of substantially all of the assets of W Industries during 2011.
(d)

Represents the one-time compensation programs triggered by the closing of the senior secured notes offering and the closing of the initial public offering in 2010. The compensation charges are incurred during the applicable vesting periods of each program.

(e)	Represents the net income attributable to non-controlling partners in entities that we consolidate in our financial results, given the controlling nature of our interests in these entities.

The following table presents revenues (a GAAP measure) and Adjusted EBITDA (a non-GAAP measure) for the three months ended June 30, 2011 and 2010 (in millions) as well as an explanation of variances:

	International		Americas		Consolidated
	Revenues	Adjusted EBITDA(f)	Revenues	Adjusted EBITDA(f)	Revenues	Adjusted EBITDA(f)
Three Months Ended June 30, 2011 results	$337.2	$29.5	$265.6	$26.1	$602.8	$55.6
Three Months Ended June 30, 2010 results	285.7	30.6	216.0	21.1	501.7	51.7

Variance	$51.5	$(1.1)	$49.6	$5.0	$101.1	$3.9

Variance attributable to:
Volume and mix	$10.5	$0.4	$43.1	$6.1	$53.6	$6.5
Foreign exchange	32.9	3.5	6.7	0.4	39.6	3.9
Pricing and economics	8.8	(6.9)	(0.3)	(5.0)	8.5	(11.9)
Efficiencies	-	1.7	-	4.7	-	6.4
Selling, general and administrative expenses and other items (g)	(0.7)	0.2	0.1	(1.2)	(0.6)	(1.0)

Total	$51.5	$(1.1)	$49.6	$5.0	$101.1	$3.9

(f)	We have presented a reconciliation of Adjusted EBITDA to net income / (loss) attributable to Tower International, Inc. above.
(g)

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

Consolidated Company: Consolidated Adjusted EBITDA improved by $3.9 million or 8% from the three months ended June 30, 2010, reflecting primarily higher volumes ($10.6 million) and favorable foreign exchange ($3.9 million), offset partially by unfavorable product mix ($4.1 million). All other factors were net unfavorable by $6.5 million. Favorable efficiencies ($6.4 million) were more than offset by unfavorable pricing and economics ($11.9 million) and unfavorable SG&A expenses and other items ($1 million).

International Segment: In our International segment, Adjusted EBITDA decreased by $1.1 million or 4% from the three months ended June 30, 2010, reflecting primarily favorable foreign exchange ($3.5 million) and higher volumes ($1.3 million), offset partially by unfavorable product mix ($0.9 million). All other factors were net unfavorable by $5 million. Favorable efficiencies ($1.7 million) and favorable SG&A expenses and other items ($0.2 million) were more than offset by unfavorable pricing and economics ($6.9 million), principally product pricing and labor costs.

Americas Segment: In our Americas segment, Adjusted EBITDA improved by $5 million or 24% from the three months ended June 30, 2010, reflecting primarily higher volumes ($9.3 million) offset partially by unfavorable product mix ($3.2 million). Foreign exchange had a negligible impact. All other factors were net unfavorable by $1.5 million. Favorable efficiencies ($4.7 million) were more than offset by unfavorable pricing and economics ($5 million), principally product pricing and labor costs, and unfavorable SG&A expenses and other items ($1.2 million). SG&A spending and other items reflect primarily higher launch costs ($2 million).

Results of Operations—Six Months Ended June 30, 2011 Compared with the Six Months Ended June 30, 2010

The following table presents production volumes in specified regions according to July IHS Automotive®, for the six months ended June 30, 2011 compared to the six months ended June 30, 2010 (in millions of units produced):

	Europe	Korea	China	North America	Brazil
Six Months Ended June 30, 2011	10.4	2.2	7.6	6.5	1.6
Six Months Ended June 30, 2010	9.7	2.1	7.1	6.0	1.5

Increase	0.7	0.1	0.5	0.5	0.1

Percentage change	8%	8%	8%	8%	3%

According to July IHS Automotive®, vehicle production volume for the full year of 2011 is expected to increase compared to 2010. According to July IHS Automotive®, full year vehicle production is expected to increase by 9% in North America and 6% in Europe during 2011 as compared to 2010.

The following table presents selected financial information for the six months ended June 30, 2011 and 2010 (in millions):

	International		Americas		Consolidated
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010	2011	2010
Revenues	$673.3	$558.6	$529.1	$422.2	$1,202.4	$980.8
Cost of sales	607.7	489.2	466.4	382.8	1,074.1	872.0

Gross profit	65.6	69.4	62.7	39.4	128.3	108.8
Selling, general, and administrative expenses	31.0	30.5	46.1	34.5	77.1	65.0
Amortization	1.4	1.1	0.7	0.4	2.1	1.5
Restructuring and asset impairments	-	2.9	1.7	1.8	1.7	4.7

Operating income	$33.2	$34.9	$14.2	$2.7	47.4	37.6

Interest expense, net					28.1	27.3
Other expense					0.9	-
Provision for income taxes					9.2	8.4
Noncontrolling interest, net of tax					3.0	4.5

Net income / (loss) attributable to Tower International, Inc.					$6.2	$(2.6)

Comparison of Periods – GAAP Analysis of Consolidated Results

Revenues

Total revenues increased during the six months ended June 30, 2011 by $221.6 million or 23% from the six months ended June 30, 2010, reflecting primarily higher volume in both our Americas segment ($96.3 million) and our International segment ($65.4 million). Revenues were positively impacted by the strengthening of foreign currencies against the U.S. dollar in our International segment, primarily the Euro ($25.1 million) and the Korean Won ($11.7 million), and in our Americas segment, primarily the Brazilian Real ($10.9 million). Revenues were also positively impacted by favorable pricing and economics ($14.8 million), primarily related to higher steel recoveries in our International segment.

Gross Profit

Total gross profit increased by $19.5 million or 18% from the six months ended June 30, 2010 to the six months ended June 30, 2011, while our gross profit margin decreased from 11.1% during the 2010 period to 10.7% in the 2011 period. The increase in total gross profit reflects higher volume ($34.8 million) and favorable foreign exchange ($3.2 million), offset partially by unfavorable product mix ($8.8 million). All other factors were net unfavorable by $9.7 million. Cost of sales was adversely affected by unfavorable pricing and economics ($25.2 million), offset in part by favorable efficiencies ($19.2 million). Gross profit was also adversely impacted by higher launch costs ($8 million) and lower customer cost recoveries in 2011 ($3 million), offset partially by a favorable settlement associated with a value added tax audit in Brazil ($2.7 million).

Total gross profit was negatively impacted by an increase in the depreciation included in cost of sales from $55.1 million during the six months ended June 30, 2010 to $57.4 million during the six months ended June 30, 2011. The increase reflected primarily the strengthening of foreign currencies against the U.S. dollar and the acquisition of substantially all of the assets of W Industries.

Selling, General, and Administrative Expenses (“SG&A”)

Total SG&A increased $12.1 million or 19% from the six months ended June 30, 2010, reflecting primarily the higher charges for compensation costs related to the initial public offering and senior secured notes offering ($8.7 million), the acquisition costs related to the acquisition of substantially all of the assets of W Industries during the second quarter of 2011 ($1.1 million), and the strengthening of foreign currencies against the U.S. dollar, offset partially by the acquisition costs related to the acquisition of a manufacturing plant in Artern, Germany during the first quarter of 2010 ($0.7 million).

Amortization Expense

Total amortization expense increased $0.6 million from the six months ended June 30, 2010 reflecting primarily the amortization of the intangible asset recorded in Artern at the end of the first quarter of 2010, the amortization of the intangible asset recorded at W Industries during the second quarter of 2011, and the strengthening of foreign currencies against the U.S. dollar. Our amortization expense consists of the charges we incur to amortize certain intangible assets.

Restructuring and Asset Impairment Expense

Total restructuring expense decreased $3 million from the six months ended June 30, 2010. During 2011, we incurred charges of $1.7 million which consisted of the recurring costs for maintaining our North American closed plants and severance costs in Brazil related to improved manufacturing efficiencies, which were offset partially by the favorable adjustment of a liability pertaining to our North American closed facilities. During 2010, we incurred charges of $4.7 million reflecting primarily an impairment charge taken of $2.7 million on our press shop in Bergisch Gladbach, Germany to align the book value to fair value less costs to sell when the facility was classified as held for sale and the recurring costs for maintaining our North American closed plants.

Interest Expense, net

Interest expense, net, increased $0.9 million or 3% from the six months ended June 30, 2010 reflecting primarily the higher interest expense associated with our senior secured notes ($4.3 million) and the strengthening of foreign currencies against the U.S. dollar, offset partially by a favorable settlement relating to the interest associated with a value added tax audit in Brazil ($4.3 million). During the third quarter of 2010, we issued $430 million of senior secured notes with an original issue discount of $12.8 million and subsequently retired our first lien term loan. The weighted average annual interest rate of the first lien term loan was approximately 8% during 2010 when taking into account our interest rate swaps compared with the senior secured notes that bear an annual interest rate of 11.25% when taking into account the amortization of the original issue discount. On March 30, 2011, we redeemed $17 million of the senior secured notes which resulted in the acceleration of the amortization of the original issue discount and associated debt issue costs by $0.8 million.

Provision for Income Taxes

Income tax expense increased $0.8 million from the six months ended June 30, 2010. Our income tax expense varies each period depending on the level and mix of income and losses generated in the various jurisdictions in which we do business. Our income tax expense is higher than the expected income tax expense based on statutory rates primarily because we have not recorded tax benefits on net losses incurred in certain jurisdictions, including the U.S., that have had historical cumulative losses. We did not record an income tax benefit on these losses due to the uncertainty of the future realization of the deferred tax assets generated by the cumulative losses. The $9.2 million income tax expense recorded includes a $1.3 million deferred income tax expense on the favorable settlement of a value added tax audit in Brazil during the first quarter of 2011. The tax expense also includes a $1.4 million deferred income tax benefit during the second quarter of 2011 from the elimination of two deferred income tax liabilities related to tax law and tax election changes. In the International segment, the Company made an election which eliminated the need to maintain a $1 million deferred income tax liability on the potential payment of dividends.

Noncontrolling Interest, Net of Tax

The adjustment to our earnings required to give effect to the elimination of noncontrolling interests decreased by $1.6 million from the six months ended June 30, 2010 reflecting decreased earnings in our Chinese joint ventures related primarily to unfavorable product pricing.

Comparison of Periods—Non-GAAP Analysis of Adjusted EBITDA

A reconciliation of Adjusted EBITDA to net income / (loss) attributable to Tower International, Inc. for the periods presented is set forth below (in millions):

	International		Americas		Consolidated
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010	2011	2010
Adjusted EBITDA	$63.3	$65.5	$58.0	$36.9	$121.3	$102.4
Intercompany charges	3.8	3.5	(3.8)	(3.5)	-	-
Restructuring and asset impairments	-	(2.9)	(1.7)	(1.8)	(1.7)	(4.7)
Depreciation and amortization	(32.6)	(30.4)	(29.1)	(28.3)	(61.7)	(58.7)
Receivable factoring charges and other	(0.3)	(0.1)	0.1	(0.1)	(0.2)	(0.2)
Acquisition costs (a)	-	(0.7)	(1.1)	-	(1.1)	(0.7)
Incentive compensation related to funding events	(1.0)	-	(8.2)	(0.5)	(9.2)	(0.5)

Operating income	$33.2	$34.9	$14.2	$2.7	47.4	37.6

Interest expense, net					(28.1)	(27.3)
Other expense (b)					(0.9)	-
Provision for income taxes					(9.2)	(8.4)
Noncontrolling interest, net of tax					(3.0)	(4.5)

Net income / (loss) attributable to Tower International, Inc.					$6.2	$(2.6)

(a)

Represents one-time costs pursuant to FASB ASC No. 805, Business Combinations, related to the acquisition of substantially all of the assets of W Industries during 2011 and a facility in Artern, Germany during 2010.

(b)	Represents the premium paid in connection with the redemption of our senior secured notes.

The following table presents revenues (a GAAP measure) and Adjusted EBITDA (a non-GAAP measure) for the six months ended June 30, 2011 and 2010 (in millions) as well as an explanation of variances:

	00000	00000	00000	00000	00000	00000
	International		Americas		Consolidated
	Revenues	Adjusted EBITDA(c)	Revenues	Adjusted EBITDA(c)	Revenues	Adjusted EBITDA(c)
Six Months Ended June 30, 2011 results	$673.3	$63.3	$529.1	$58.0	$1,202.4	$121.3
Six Months Ended June 30, 2010 results	558.6	65.5	422.2	36.9	980.8	102.4

Variance	$114.7	$(2.2)	$106.9	$21.1	$221.6	$18.9

Variance attributable to:
Volume and mix	$65.4	$8.2	$96.3	$17.8	$161.7	$26.0
Foreign exchange	36.8	4.1	10.9	0.8	47.7	4.9
Pricing and economics	15.2	(15.5)	(0.4)	(8.4)	14.8	(23.9)
Efficiencies	-	6.8	-	12.4	-	19.2
Selling, general and administrative expenses and other items	(2.7)	(5.8)	0.1	(1.5)	(2.6)	(7.3)

Total	$114.7	$(2.2)	$106.9	$21.1	$221.6	$18.9

(c)	We have presented a reconciliation of Adjusted EBITDA to net income / (loss) attributable to Tower International, Inc. above.

Adjusted EBITDA

Consolidated Company: Consolidated Adjusted EBITDA improved by $18.9 million or 18% from the six months ended June 30, 2010, reflecting primarily higher volumes ($34.8 million) and favorable foreign exchange ($4.9 million) offset partially by unfavorable product mix ($8.8 million). All other factors were net unfavorable by $12 million. Favorable efficiencies ($19.2 million) were more than offset by unfavorable pricing and economics ($23.9 million) and unfavorable SG&A expenses and other items ($7.3 million).

International Segment: In our International segment, Adjusted EBITDA decreased by $2.2 million or 3% from the six months ended June 30, 2010, reflecting primarily higher volumes ($10.5 million) and favorable foreign exchange ($4.1 million), offset partially by unfavorable product mix ($2.3 million). All other factors were net unfavorable by $14.5 million. Favorable efficiencies ($6.8 million) were more than offset by unfavorable pricing and economics ($15.5 million), principally product pricing and labor costs, and higher SG&A expenses and other items ($5.8 million). The adverse impact from SG&A spending and other items resulted primarily from higher launch costs ($3.4 million) and lower customer cost recoveries in 2011 ($3 million).

Americas Segment: In our Americas segment, Adjusted EBITDA improved by $21.1 million or 57% from the six months ended June 30, 2010, reflecting primarily higher volumes ($24.3 million) and favorable foreign exchange ($0.8 million), offset partially by unfavorable product mix ($6.5 million). All other factors were net favorable by $2.5 million. Favorable efficiencies ($12.4 million) were offset partially by unfavorable pricing and economics ($8.4 million), principally product pricing and labor costs, and higher SG&A expenses and other items ($1.5 million). SG&A spending and other items reflect primarily higher launch costs ($4.6 million) offset partially by the favorable settlement associated with a value added tax audit in Brazil ($2.7 million).

Restructuring

The following table sets forth our net restructuring expense by type for the periods presented (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Employee termination costs	$0.5	$0.1	$1.2	$0.2
Other exit costs	0.7	0.5	0.5	1.8
Asset impairments	-	-	-	2.7

Total	$1.2	$0.6	$1.7	$4.7

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

The charges incurred during the six months ended June 30, 2011 related to the ongoing maintenance of facilities closed in our Americas segment as a result of prior actions and severance costs in Brazil related to improved manufacturing efficiencies, which were offset partially by the favorable adjustment of a liability pertaining to closed facilities in our Americas segment.

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

Cash Flows and Working Capital

The following table shows the components of our cash flows for the periods presented (in millions):

	Six Months Ended June 30,
	2011	2010
Net cash provided by / (used in):
Operating activities	$6.9	$27.1
Investing activities	(74.9)	(56.8)
Financing activities	40.6	36.3

Net Cash Provided by Operating Activities. During the six months ended June 30, 2011, we generated $6.9 million of cash flow from operations compared with $27.1 million during the six months ended June 30, 2010. The primary reason for this decrease was the fluctuation in working capital items. During the six months ended June 30, 2011, we utilized $66.9 million of cash through working capital items, reflecting primarily the timing of the net effect of payments and receipts of customer funded tooling which was $28.5 million unfavorable during the first six months of 2011, increased inventory of $17.5 million due to higher volumes and supply and production disruptions, and higher net trade accounts receivable offset partially by higher trade accounts payable (net $17.2 million) due to increased sales during the second quarter of 2011 compared to the fourth quarter of 2010.

Net Cash Used in Investing Activities. Net cash utilized in investing activities was $74.9 million during the six months ended June 30, 2011 compared to net cash utilized of $56.8 million during the six months ended June 30, 2010. The $18.1 million increase in cash used reflects the acquisition of substantially all of the assets of W Industries in the second quarter of 2011 and the increase in capital expenditures primarily related to the timing of program launches, offset partially by an acquisition of a manufacturing plant in Artern, Germany in the first quarter of 2010.

Net Cash Provided by Financing Activities. Net cash provided by financing activities was $40.6 million during the six months ended June 30, 2011 compared to $36.3 million during the six months ended June 30, 2010. The $4.3 million change was attributable primarily to increased borrowings to assist in funding of operations, offset partially by the redemption of $17 million of our senior secured notes and the financing costs related to the redemption of the Amended ABL Revolver.

Working Capital

We manage our working capital by monitoring key metrics principally associated with inventory, accounts receivable and accounts payable. We have implemented various inventory control processes that have allowed us to maintain our quarterly average inventory days on hand, which have remained approximately 14 days. Although our inventory levels increased from $73.2 million at December 31, 2010 to $90.7 million at June 30, 2011, that increase reflects primarily higher volumes and supply and production disruptions. We have continued our efforts to match the terms on which we pay our suppliers with the payment terms we receive from our customers in an effort to remain cash flow neutral with respect to our trade payables and receivables.

On June 30, 2011 and December 31, 2010, we had a working capital deficit of $(26.1) million and ($10.3) million, respectively. We negotiate our payment terms to our vendors to either match or exceed the payment terms that we receive from our customers on our accounts receivable and our pre-paid tooling. In addition, we actively manage our inventory balances to minimize the inventory on hand which is facilitated by our customers’ just-in-time manufacturing process. We also have a substantial portion of our foreign subsidiary debt subject to annual renewal. Historically, we have been successful in renewing this debt as it becomes due. As of June 30, 2011, we had available liquidity (the components of which are described below under “—Sources and Uses of Liquidity”) of $220.9 million, which we believe is adequate to fund our working capital requirements for at least the next 12 months.

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

Our working capital is also affected by our net position in respect to customer funded tooling with our customers. Tooling costs represent costs incurred by us in the development of new tooling used in the manufacture of our products. All pre-production tooling costs, incurred for tools that we will not own and that will be used in producing products supplied under long-term supply agreements, are expensed as incurred unless the supply agreement provides us with the non-cancellable right to use the tools or the reimbursement of such costs is contractually guaranteed by the customer. Generally, when the customer awards a contract to us, the customer agrees to reimburse us for certain of our tooling costs. As the tooling is developed, we experience cash outflows because we bear the costs, and we typically do not receive reimbursement from our customers until the manufacture of the particular program commences. This timing delay causes our working capital to fluctuate between periods due to the timing of the cash inflows and outflows.

Sources and Uses of Liquidity

At June 30, 2011, we had available liquidity in the amount of $220.9 million, which consisted of $128 million of cash on hand and unutilized borrowing availability of $78.6 million and $14.3 million, respectively, under our U.S. and foreign credit facilities. As of December 31, 2010 and June 30, 2010, we had available liquidity in the amount of $285.4 million and $215 million, respectively.

As of June 30, 2011, we had current maturities of long term debt of $167.1 million, of which $123.8 million related to debt in South Korea, $27 million related to receivables factoring in Europe, and $16 million related to debt in Brazil. The majority of our South Korean debt and Brazilian debt is subject to annual renewal. Historically, we have been successful in renewing this debt on an annual basis, but we cannot assure you that this debt will continue to be renewed or, if renewed, that this debt will continue to be renewed under the same terms. The receivables factoring in Europe consists of uncommitted, demand facilities which are subject to termination at the discretion of the banks, although we have not experienced any terminations by the banks at any time since the inception of Tower Automotive, LLC. We believe that we will be able to continue to renew the majority of our South Korean and Brazilian debt and to continue the receivables factoring in Europe.

During the second quarter of 2011, we renewed $6.8 million (KRW 7.3 billion) of maturing secured indebtedness for an additional year. The terms of the new loans are substantially the same as the other portfolio loans. In Brazil, three local banks provided us with $10.8 million (R$16.9 million) in new term loans. All three loans have maturity dates greater than one-year ranging from October 2012 through June 2014. The interest rates are substantially the same as the other portfolio loans except that one of the loans (in the initial principal amount of $0.6 million (R$0.9 million)) has an interest rate of 5.5%, which is significantly lower than the interest rates on the other portfolio loans.

During the first quarter of 2011, we renewed $15.4 million (KRW 16.5 billion) of maturing secured indebtedness for an additional year. In addition, we were provided a $2.1 million (KRW 2.2 billion) new one-year unsecured term loan. The terms of the new loans are substantially the same as the other portfolio loans. In Brazil, one of the local banks provided us with a $2.5 million (R$4 million) new one-year term loan. In addition, two of the local banks provided us with aggregate loans of $5.7 million (R$9 million) that refinanced previous loans. The terms of the new loans are substantially the same as the other portfolio loans.

Debt

As of June 30, 2011, we had outstanding indebtedness, excluding capital leases, of approximately $594 million, which consisted of the following:

•	$38 million indebtedness outstanding under our asset-based lending revolving credit facility;

•	$376.9 million (net of a $10.1 million discount) of indebtedness outstanding on our senior secured notes;

•	$178.2 million of foreign subsidiary indebtedness; and

•	$0.9 million of indebtedness owed to the Detroit Investment Fund.

Our asset-based revolving credit facility, which we refer to as our Amended ABL revolver, provides for a revolving credit facility in the aggregate amount of $150 million, subject to a borrowing base limitation. Our Amended ABL revolver provides for the issuance of letters of credit in an aggregate amount not to exceed $50 million, provided that the total amount of credit (inclusive of revolving loans and letters of credit) extended under our Amended ABL revolver is subject to an overall cap, on any date, equal to the lesser of $150 million or the amount of the borrowing base on such date. The borrowing base is based upon the value of certain of our assets, including certain of our accounts receivable, inventory and PP&E, and thus changes from time to time depending on the value of the assets included within the borrowing base. The administrative agent for this facility causes to be performed an appraisal of the assets (other than the accounts receivable) included in the calculation of the borrowing base either on an annual basis or, if our availability under the facility is less than the greater of (i) 15 percent of the total commitment (which is currently $150 million) or (ii) $22.5 million during any twelve month period, as frequently as on a semi-annual basis. In addition, if certain material defaults under the facility have occurred and are continuing, the administrative agent has the right to perform any such appraisal as often as it deems necessary in its sole discretion. Our administrative agent may make adjustments to our borrowing base pursuant to these appraisals. These adjustments may negatively impact our ability to obtain revolving loans or support our letters of credit needs under our Amended ABL revolver. Based on the value of our assets at June 30, 2011, we were entitled to borrow $116.6 million under our Amended ABL revolver at June 30, 2011. On that date, we had $38 million of borrowings under the Amended ABL revolver and no letters of credit outstanding under the Amended ABL Revolver. Thus, we could have borrowed an additional $78.6 million under the Amended ABL revolver as of June 30, 2011, calculated as follows (in millions):

Revolver borrowing base	$116.6
Borrowings on revolver	38.0
Letters of credit outstanding on revolver	-

Availability	$78.6

Our Amended ABL revolver bears interest at a base rate plus a margin or at LIBOR plus a margin. The applicable margin is determined by reference to the average availability under the Amended ABL revolver over the preceding three months. The applicable margins as of June 30, 2011 were 2% and 3% for base rate and LIBOR based borrowings, respectively. Borrowings outstanding under our Amended ABL revolver may vary significantly from time to time depending on our cash needs at any given time. Our Amended ABL revolver matures in June 2016.

Our Amended Revolving Credit Facility Agreement contains customary covenants applicable to certain of our subsidiaries. The Amended Revolving Credit Facility Agreement contains a financial maintenance covenant ratio (the “Fixed Charge Coverage Ratio”) based on the ratio of consolidated adjusted EBITDA to consolidated fixed charges, each as defined in the Amended Revolving Credit Facility Agreement. If less than 12.5 percent of the total commitment is available under the facility for more than two consecutive days, we are required to maintain a consolidated Fixed Charge Coverage Ratio of not less than 1.00 to 1.00 on a rolling four quarter basis. If we are required at any time to maintain the consolidated Fixed Charge Coverage Ratio, such requirement will end if more than 12.5 percent of the total commitment is available (provided that such number cannot be less than $12.5 million) for twenty consecutive days. Our Letter of Credit Facility contains the same Fixed Charge Coverage Ratio as set forth in the Amended Revolving Credit Facility Agreement (as such covenant is only applicable under the Letter of Credit Facility Agreement to the same extent, and at the same times, that it is applicable under the Amended Revolving Credit Facility Agreement). During the second quarter of 2011, we were not required to maintain the Fixed Charge Coverage Ratio; thus, were in compliance with our covenants. Our financial condition and liquidity would be adversely impacted by the violation of any of our covenants.

Our first lien term loan was borrowed in two tranches, a $250 million U.S. dollar denominated tranche and a €190.8 million Euro denominated tranche ($260 million at the time of the initial borrowing). Our first lien term loan carried an initial rate of interest equal to 4.00% per annum plus the applicable U.S. Dollar LIBOR or EURIBOR rate. Subsequently, the applicable margin has increased to 4.25% per annum. As of June 30, 2010, the interest rates in effect were 4.56% per annum and 4.79% per annum on the U.S. Dollar and Euro tranches, respectively. The effective rates on the U.S. Dollar and Euro tranches increased to 8.81% and 6.92%, respectively, when taking into account the impact of the interest rate swaps that were in effect. Our first lien term loan, scheduled to mature in July 2013, was repaid on August 24, 2010, funded principally by our offering of $430 million aggregate principal amount of senior secured notes. Under our first lien term loan agreement, we also had a $27.5 million letter of credit facility which was owned by funds and accounts managed by Cerberus Capital Management, L.P. (an affiliate of our principal stockholder). On June 13, 2011, the first lien term loan agreement was terminated. In connection with the termination, a $27.5 million deposit was returned to Cerberus in their capacity as a deposit lender.

Our other foreign subsidiary indebtedness consists primarily of borrowings in South Korea and Brazil and factoring in Italy. Factoring involves the sale of our receivables at a discount, which discount is included in interest expense. A majority of the South Korean debt and all of the Brazilian debt is subject to annual renewal. The factoring in Italy consists of uncommitted demand facilities which are subject to termination at the discretion of the applicable banks. Interest on the South Korean borrowings ranges from 5.17% to 9.96% per annum. Interest on the Brazilian debt ranges from 5.5% to 15.39% per annum.

On August 24, 2010, we consummated the sale of $430 million aggregate principal amount of our 10.625% senior secured notes (the “notes’’) due 2017. The indenture governing the notes contains a provision that gives each holder of notes the right, upon a change of control, to require the Issuers to purchase all or any part of such holder’s notes at a purchase price in cash equal to 101% of the principal amount thereof plus accrued and unpaid interest. We may also redeem some or all of the notes on the terms and subject to the conditions set forth in the indenture. On December 16, 2010, we redeemed $26 million of the senior secured notes from a portion of the net proceeds of our initial public offering which resulted in a premium paid of $1.3 million. On March 30, 2011, we redeemed an additional $17 million of the senior secured notes which resulted in a premium paid of $0.9 million.

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

Off-Balance Sheet Obligations

Our only off-balance sheet obligations consist of obligations under our Letter of Credit Facility. As of June 30, 2011, letters of credit outstanding were $28.1 million under such facility.

Our Letter of Credit Facility is fully cash collateralized by third parties for purposes of replacing or backstopping letters of credit outstanding. The cash collateral was deposited by the third parties in a trust account, and we have no right, title or interest in the trust account. Applicable fees are 8.5% of the aggregate letters of credit outstanding for commissions and fronting fees.

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

Interest Rate Risk

At June 30, 2011, we had total debt of $594 million (net of a $10.1 million discount), consisting of fixed rate debt of $432.4 million (73%) and floating rate debt of $161.6 million (27%). Assuming no changes in the monthly average variable-rate debt levels of $141.9 million and $155 million, excluding the retired first lien term loan, for the six months ended June 30, 2011 and 2010, respectively, we estimate that a hypothetical change of 100 basis points in the LIBOR and alternate base rate interest rates would have impacted interest expense for each of the six months ended June 30, 2011 and 2010 by $0.7 million and $0.8 million, respectively. A 100 basis point increase in interest rates would not materially impact the fair value of our fixed rate debt.

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

Our strategy for managing currency risk relies primarily upon conducting business in a foreign country in that country’s currency. We may, from time to time, also participate in hedging programs intended to reduce our exposure to currency fluctuations. We believe that the effect of a 100 basis point movement in foreign currency rates against the U.S. dollar would not have materially affected our results of operations or cash flows for the six months ended June 30, 2011 and 2010. However, we believe that the effect of a 100 basis point movement in the Euro to the U.S. dollar has the potential to materially affect our stockholders’ equity whereas we do not believe a 100 basis point movement in other foreign currencies would have a material impact. As of June 30, 2011, we estimated that a hypothetical change of 100 basis points in the Euro to the U.S. dollar exchange rate would have impacted stockholders’ equity by approximately $3.1 million.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2011. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of June 30, 2011, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting that occurred during the six months ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1A. Risk Factors.

There have been no material changes in our risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 6. Exhibits.

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer

32.1	Section 1350 Certification of the Chief Executive Officer *

32.2	Section 1350 Certification of the Chief Financial Officer *

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Scheme Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Furnished, not filed
**

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Exchange Act and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tower International, Inc.

Date: August 4, 2011	/s/ James C. Gouin
James C. Gouin
Chief Financial Officer

Index to Exhibits

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer

32.1	Section 1350 Certification of the Chief Executive Officer*

32.2	Section 1350 Certification of the Chief Financial Officer*

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Scheme Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Furnished, not filed
**

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Exchange Act and otherwise are not subject to liability under those sections.