Form 10-Q
period 2011-09-30
Tower International, Inc.
filed 2011-11-03
CIK 1485469

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Yes ☐    No ☑

As of November 3, 2011, there were 19,683,032 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

Tower International, Inc. and Subsidiaries

Form 10-Q

		Page
PART I. Financial Information

Item 1.	Financial Statements (unaudited):

	Condensed Consolidated Balance Sheets at September 30, 2011 and December 31, 2010	1

	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2011 and 2010	2

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2011 and 2010	3

	Notes to Condensed Consolidated Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	42

Item 4.	Controls and Procedures	43

PART II. Other Information

Item 1A.	Risk Factors	44

Item 6.	Exhibits	44

Signatures		45

Exhibit Index		46

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer

32.1	Section 1350 Certification of the Chief Executive Officer

32.2	Section 1350 Certification of the Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Scheme Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

PART 1 — FINANCIAL INFORMATION

ITEM 1. Financial Statements.

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands - unaudited)

	September 30, 2011	December 31, 2010

ASSETS
Cash and cash equivalents	$96,700	$150,345
Accounts receivable, net of allowance of $4,606 and $1,674	362,322	297,086
Inventories (Note 3)	91,336	73,189
Deferred tax asset - current	11,424	12,406
Assets held for sale (Note 4)	7,955	8,178
Prepaid tooling and other	71,784	57,754

Total current assets	641,521	598,958

Property, plant and equipment, net	632,907	627,497
Goodwill (Note 6)	66,050	66,309
Deferred tax asset - non-current	15,267	17,377
Other assets, net	29,334	30,035

Total assets	$1,385,079	$1,340,176

LIABILITIES AND STOCKHOLDERS’ EQUITY
Short-term debt and current maturities of capital lease obligations (Note 8)	$113,718	$109,848
Accounts payable	372,866	366,761
Accrued liabilities	124,464	132,614

Total current liabilities	611,048	609,223

Long-term debt, net of current maturities (Note 8)	479,884	432,726
Obligations under capital leases, net of current maturities (Note 8)	13,386	15,604
Deferred tax liability - non-current	9,720	12,710
Pension liability (Note 11)	64,215	76,403
Other non-current liabilities	83,812	81,884

Total non-current liabilities	651,017	619,327

Total liabilities	1,262,065	1,228,550

Commitments and contingencies (Note 20)

Stockholders’ equity:
Tower International, Inc.’s stockholders’ equity
Common stock, $0.01 par value, 350,000,000 authorized, 19,983,403 issued and 19,683,032 outstanding at September 30, 2011 and 19,101,588 issued and outstanding at December 31, 2010 (Note 13)	200	191
Additional paid in capital	307,553	296,262
Treasury stock, at cost, 300,371 shares as of September 30, 2011	(5,130)	-
Accumulated deficit	(191,156)	(192,556)
Accumulated other comprehensive loss (Note 12)	(38,156)	(36,530)

Total Tower International, Inc.’s stockholders’ equity	73,311	67,367

Noncontrolling interests in subsidiaries	49,703	44,259

Total stockholders’ equity	123,014	111,626

Total liabilities and stockholders’ equity	$1,385,079	$1,340,176

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share and per share amounts - unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Revenues	$588,991	$474,640	$1,791,344	$1,455,451
Cost of sales	529,335	429,762	1,603,419	1,301,810

Gross profit	59,656	44,878	187,925	153,641
Selling, general and administrative expenses (Note 9)	42,106	38,127	119,193	103,088
Amortization expense (Note 6)	1,244	844	3,398	2,385
Restructuring and asset impairment charges, net (Note 7)	494	321	2,146	5,007

Operating income	15,812	5,586	63,188	43,161
Interest expense	17,021	20,600	45,600	48,425
Interest income	340	291	779	860
Other expense	350	-	1,200	-

Income / (loss) before provision for income taxes	(1,219)	(14,723)	17,167	(4,404)
Provision / (benefit) for income taxes (Note 10)	2,547	(3,737)	11,730	4,625

Net income / (loss)	(3,766)	(10,986)	5,437	(9,029)
Less: Net income attributable to the noncontrolling interests	1,082	2,015	4,037	6,543

Net income / (loss) attributable to Tower International, Inc.	$(4,848)	$(13,001)	$1,400	$(15,572)

Less: Preferred unit dividends (Note 14)	$-	$(2,058)	$-	$(10,707)

Net income / (loss) available to common stockholders	$(4,848)	$(15,059)	$1,400	$(26,279)

Weighted average common shares outstanding
Basic	19,562,951	12,467,866	19,257,066	12,467,866
Diluted	19,562,951	12,467,866	20,012,418	12,467,866

Net income / (loss) per share attributable to Tower International, Inc. (Note 15):

Basic	$(0.25)	$(1.21)	$0.07	$(2.11)
Diluted	(0.25)	(1.21)	0.07	(2.11)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands - unaudited)

	Nine Months Ended September 30,
	2011	2010

OPERATING ACTIVITIES:
Net income / (loss)	$5,437	$(9,029)
Adjustments required to reconcile net income / (loss) to net cash provided by operating activities:
Non-cash restructuring and asset impairment charges	-	2,699
Deferred income tax provision	(869)	(9,058)
Depreciation and amortization	89,515	86,242
Non-cash share-based compensation	11,300	-
Pension expense, net of contributions	(10,788)	(4,409)
Change in working capital and other operating items	(93,623)	(35,045)

Net cash provided by operating activities	$972	$31,400

INVESTING ACTIVITIES:
Cash disbursed for purchases of property, plant and equipment, net	$(82,925)	$(55,936)
Net assets acquired, net of cash acquired	(22,300)	(16,687)

Net cash used in investing activities	$(105,225)	$(72,623)

FINANCING ACTIVITIES:
Repayments of term debt	$-	$(3,484)
Repayment of first lien term loan	-	(414,172)
Preferred unit dividends	-	(95)
Noncontrolling interest dividends	-	(5,257)
Issuance of senior secured notes	-	417,203
Retirement of senior secured notes	(34,508)	-
Proceeds from borrowings	504,049	388,256
Repayments of borrowings	(414,749)	(362,393)
Purchase of treasury stock	(5,130)	-
Financing costs	-	(7,808)
Costs associated with initial public offering	-	(2,530)

Net cash provided by financing activities	$49,662	$9,720

Effect of exchange rate changes on cash and cash equivalents	$946	$(3,320)

NET CHANGE IN CASH AND CASH EQUIVALENTS	$(53,645)	$(34,823)

CASH AND CASH EQUIVALENTS:
Beginning of period	$150,345	$149,802

End of period	$96,700	$114,979

Supplemental Cash Flow Information:
Interest paid, net of amounts capitalized	$59,543	$37,829
Income taxes paid	10,525	9,661
Non-cash Activities:
Capital expenditures in accounts payable for purchases of property, plant and equipment	$20,621	$19,967
Issuance of common stock	15,061	-
Cumulative preferred stock units accrued	-	10,612
Contribution of indebtedness	-	25,000

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

All references to the Company in this Quarterly Report on Form 10-Q for periods prior to the effective time of its Corporate Conversion are to Tower Automotive, LLC and its subsidiaries. All references to the Company in this Quarterly Report on Form 10-Q for periods subsequent to the effective time of its Corporate Conversion are to Tower International, Inc. and its subsidiaries.

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

Adoption of New Accounting Pronouncement

Goodwill Impairment

On September 15, 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-08, which amends the guidance in Accounting Standards Codification (“ASC”) No. 350, Intangibles – Goodwill and Other, on testing goodwill for impairment. The ASU permits entities testing goodwill for impairment to have the option of performing a qualitative assessment before calculating the fair value of the reporting unit (i.e., step 1 of the goodwill impairment test). If entities determine, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required. The ASU does not change how goodwill is calculated or assigned to reporting units, nor does it revise the requirement to test goodwill annually for impairment. In addition, the ASU does not amend the requirement to test goodwill for impairment between annual tests if events or circumstances warrant; however, it does revise the examples of events and circumstances that an entity should consider. The ASU is effective for interim and annual periods beginning after December 15, 2011 with early adoption permitted. The Company adopted this ASU on September 30, 2011, which did not have a material impact on the Company’s financial statements.

Note 2. New Accounting Pronouncements Not Yet Adopted

Fair Value

On May 12, 2011, the FASB issued ASU 2011-04 which amended ASC No. 820, Fair Value Measurements and Disclosures. The ASU is the result of joint efforts by the FASB and the International Accounting Standards Board (“IASB”) to develop a single, converged fair value framework that provides guidance on how to measure fair value and on what disclosures to provide about fair value measurements. The ASU expands ASC No. 820’s existing disclosure requirements for fair value measurements and makes other amendments. Many of these amendments eliminate unnecessary wording differences between U.S. GAAP and International Financial Reporting Standards (“IFRS”). The ASU is effective for interim and annual periods beginning after December 15, 2011 for public entities. The Company is continuing to evaluate the effects, if any, that this ASU may have on its financial condition and results of operations.

Other Comprehensive Income

On June 16, 2011, the FASB issued ASU 2011-05, which revises the manner in which entities present comprehensive income in their financial statements. The ASU removes the presentation options in ASC No. 220, Comprehensive Income, and requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The ASU does not change the items that must be reported in other comprehensive income. The ASU is effective for interim and annual periods beginning after December 15, 2011 for public entities. The Company is continuing to evaluate the effects, if any, that this ASU may have on its financial condition and results of operations.

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

	September 30, 2011	December 31, 2010
Raw materials	$43,299	$29,762
Work in process	25,139	19,335
Finished goods	22,898	24,092

Total	$91,336	$73,189

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

The following table summarizes assets held for sale by category (in thousands):

	September 30, 2011	December 31, 2010
Land	$6,299	$6,426
Building	1,656	1,752

Total	$7,955	$8,178

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

	September 30, 2011	December 31, 2010
Customer-owned tooling, net	$45,634	$38,683
Company-owned tooling	2,184	3,828

Total	$47,818	$42,511

Any gain recognized, which is defined as the excess of reimbursement over cost, is amortized over the life of the program. If estimated costs are expected to be in excess of reimbursement, a loss is recorded in the period when the loss is estimated.

Note 6. Goodwill and Other Intangible Assets

Goodwill

The change in the carrying amount of goodwill is set forth below on a reportable segment and consolidated basis (in thousands):

	International	Americas	Consolidated
Balance at December 31, 2010	$62,646	$3,663	$66,309
Currency translation adjustment	80	(339)	(259)

Balance at September 30, 2011	$62,726	$3,324	$66,050

Intangibles

The Company has certain intangible assets that are related to customer relationships in Europe and Brazil. During the second quarter of 2011, the Company recorded a new intangible asset in North America for a covenant not to compete agreement related to the acquisition of substantially all of the assets of W Industries (see note 19). These intangible assets have definite lives and are amortized on a straight-line basis, which approximates the recognition of related revenue, over the estimated lives of the related assets. The intangible assets are recorded in other assets. The Company anticipates amortization expense of $4.6 million, $4.9 million, $2.9 million, and $1.6 million for the years ended December 31, 2011, 2012, 2013, and 2014, respectively, at which time no further amortization expense will be incurred. The Company incurred amortization expense of $1.2 million and $3.4 million, respectively, for the three and nine months ended September 30, 2011. The Company incurred amortization expense of $0.8 million and $2.4 million, respectively, for the three and nine months ended September 30, 2010.

The following table presents information about the intangible assets of the Company at September 30, 2011 and December 31, 2010, respectively (in thousands):

		As of September 30, 2011		As of December 31, 2010
	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible:
Europe	6 years	$16,123	$9,574	$16,011	$7,504
Brazil	7 years	5,715	3,429	5,935	2,749
North America	2 years	2,271	649	-	-

Total		$24,109	$13,652	$21,946	$10,253

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

Restructuring Charges

Restructuring charges and asset impairments for each of the Company’s reportable segments include the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
International	$-	$439	$-	$3,306
Americas	494	(118)	2,146	1,701

Total	$494	$321	$2,146	$5,007

The following table sets forth the Company’s net restructuring expense by type for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Employee termination costs	$-	$439	$1,217	$658
Other exit costs	494	(118)	929	1,650
Asset impairments	-	-	-	2,699

Total	$494	$321	$2,146	$5,007

The charges incurred during 2011 and 2010 primarily related to the following actions:

2011 Actions

During the nine months ended September 30, 2011, the charges incurred in the Americas segment related to the ongoing maintenance expense of facilities closed as a result of prior actions, in addition to severance costs incurred in Brazil to improve manufacturing efficiencies. These changes were offset partially by a favorable liability adjustment pertaining to closed facilities.

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

Restructuring Reserve

The table below summarizes the activity in the accrual by reportable segment, reflected in accrued liabilities, for the above-mentioned actions through September 30, 2011 (in thousands):

	International	Americas	Consolidated
Balance at December 31, 2009	$8,187	$1,561	$9,748
Payments	(7,713)	(3,419)	(11,132)
Increase in liability	580	3,731	4,311
Adjustment to liability	(233)	(986)	(1,219)

Balance at December 31, 2010	821	887	1,708

Payments	(340)	(306)	(646)
Increase in liability	-	828	828
Adjustment to liability	-	-	-

Balance at September 30, 2011	$481	$1,409	$1,890

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

The liability increased during the first nine months of 2011 primarily due to the sale of a closed facility offset partially by payments made relating to prior accruals. The majority of the $1.9 million restructuring reserve accrued as of September 30, 2011 is expected to be paid in 2011. In the International segment, the liability decreased during the year ended December 31, 2010 primarily due to severance payments made relating to the closure of the Company’s facility in Bergisch Gladbach, Germany. In the Americas segment, the decrease in the liability during the year ended December 31, 2010 related primarily to severance payments for prior actions and payments relating to the sale of a closed facility, offset partially by the charges accrued related to the sale of the closed facility.

During the nine months ended September 30, 2011 the Company incurred payments related to prior accruals in Europe of $0.3 million and North America of $0.3 million. During the year ended December 31, 2010, the Company incurred severance payments related to prior accruals in Europe of $7.7 million and in North America of $3.4 million.

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

On September 30, 2011, the Company reduced its outstanding debt by purchasing $17.5 million of the notes in the open market at 102%, which resulted in a premium paid of $0.4 million that was recognized as other expense. The notes purchased were immediately retired by the Company. In connection with the retirement, the Company accelerated the amortization of the original issue discount and associated debt issue costs by $0.7 million in the third quarter of 2011.

As of September 30, 2011, the outstanding principal balance on the notes was $360.2 million (net of a remaining $9.3 million original issue discount).

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

As of September 30, 2011, there was $128.8 million of borrowing availability under the Amended ABL Revolver, of which $65 million of borrowings were outstanding. As of September 30, 2011, the applicable margins were 2% per annum and 3% per annum for base rate and LIBOR based borrowings, respectively, resulting in a weighted average interest rate of 4.17% per annum.

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

Detroit Investment Fund

The Company assumed an unsecured debt instrument of $1 million owed to the Detroit Investment Fund, L.P. (“DIF”) upon the acquisition of substantially all of the assets of W Industries (see note 19). The debt instrument requires monthly principal and interest payments with an annual interest rate of 8.5%. The instrument is scheduled to mature in April 2014. As of September 30, 2011, the outstanding principal balance was $0.9 million.

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

On August 5, 2011, the Company amended the Letter of Credit Facility Agreement to reduce the Letter of Credit Facility from $38 million to $30 million (with an option to increase the Letter of Credit Facility to $44.5 million in the future). The remaining terms of the Letter of Credit Facility Agreement remained the same.

As of September 30, 2011, the outstanding letters of credit under the Letter of Credit Facility were $27.6 million. As of September 30, 2011, an 8.5% per annum fee is due on the total amount of the facility. This fee is subject to change in the future based upon then current market conditions.

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

$27.5 million Letter of Credit Facility

The $27.5 million letter of credit facility (the “$27.5 million Letter of Credit Facility”) was fully cash collateralized by third party deposit lenders for purposes of replacing or backstopping letters of credit outstanding. The $27.5 million Letter of Credit Facility was part of the First Lien Term Loan and Guaranty Agreement (the “First Lien Agreement”), dated as of July 31, 2007, by and among Tower Automotive Holdings USA, LLC, Tower Automotive Holding Europe B.V., the guarantors named therein, the lenders, named therein and JPMorgan Chase Bank, N.A., as agent, but remained outstanding as it was not terminated when the first lien term loan was paid off in August 2010. The cash collateral was deposited by such third party deposit lenders in a deposit account, and the Company had no right, title or interest in the deposit account.

On June 13, 2011, the Company terminated the First Lien Agreement. At termination, Cerberus owned all of the $27.5 million Letter of Credit Facility. In connection with the termination of the First Lien Agreement, a $27.5 million deposit was returned to Cerberus in its capacity as a deposit lender.

Debt Issue Costs

The Company incurred interest expense related to the amortization of debt issue costs of $0.8 million and $1.7 million, respectively, during the three and nine months ended September 30, 2011. The Company incurred interest expense related to the amortization of debt issue costs of $5.7 million and $6.8 million, respectively, during the three and nine months ended September 30, 2010, reflecting primarily the $5.3 million acceleration of debt issue costs related to the retirement of the first lien term loan.

Interest Rate Swaps

The Company was required by its credit agreements to enter into two interest rate swap agreements during the third quarter of 2007 with notional principal amounts of $182.5 million and €100 million. These derivative agreements effectively fixed interest rates at 5.06% and 4.62%, respectively, on a portion of the Company’s floating debt and qualified for cash flow hedge accounting treatment under FASB ASC No. 815, Derivatives and Hedging. The swaps were designated as hedging instruments to offset the changes in cash flows resulting from changes in interest rates on this variable rate debt. The swaps were terminated in August 2010 in connection with the retirement of the first lien term loan. Under FASB ASC No. 815, each swap was recorded as a cash flow hedge in which the fair value was recorded as an asset or liability and the changes in the fair value were recorded as a component of other comprehensive income. Measurement of hedge effectiveness was performed quarterly. Any changes in the effective portion of these derivatives were recorded as a component of accumulated other comprehensive income / (loss), a component of stockholders’ equity. During the three and nine months ended September 30, 2010, $3.4 million and $10.6 million, respectively, was expensed through interest expense that had been recorded in accumulated other comprehensive income. In addition, $2 million was expensed through income tax expense upon termination of the swaps that had been recorded in accumulated other comprehensive income.

Other Foreign Subsidiary Indebtedness

As of September 30, 2011, other foreign subsidiary indebtedness of $164.5 million consists primarily of borrowings in South Korea of $116 million, borrowings in Brazil of $24.3 million, and receivables factoring in Europe of $24.2 million.

Generally, borrowings of foreign subsidiaries are made under credit agreements with commercial lenders and are used to fund working capital and other operating requirements.

South Korea

As of September 30, 2011, the Company’s South Korean subsidiary had borrowings of $116 million (KRW 137.6 billion), consisting of secured indebtedness of $48.1 million (KRW 57.1 billion), unsecured indebtedness of $25.7 million (KRW 30.5 billion), secured bonds of $21.1 million (KRW 25 billion), unsecured corporate bonds of $16.9 million (KRW 20 billion) issued in connection with a government sponsored collateralized bond program, and unsecured bonds of $4.2 million (KRW 5 billion) which have annual interest rates ranging from 5.36% to 9.96% and maturity dates ranging from November 2011 to August 2014. As of September 30, 2011, the weighted average interest rate on the borrowings in South Korea was 6.95% per annum. The majority of these borrowings are subject to annual renewal. Substantially all of the assets of the Company’s South Korean subsidiary serve as collateral for the secured indebtedness and secured bonds.

During the third quarter of 2011, the Company renewed $16.7 million (KRW 19.8 billion) of maturing unsecured indebtedness and $4.2 million (KRW 5 billion) of maturing secured indebtedness for an additional year, renewed $21.1 million (KRW 25 billion) of a maturing secured bond and $11.8 million (KRW 14 billion) of maturing secured indebtedness until September 2013, and renewed $8.4 million (KRW 10 billion) of maturing secured indebtedness until August 2014. The Company also was provided two unsecured one-year credit lines with availability of $6.7 million (KRW 8 billion), of which $3.4 million (KRW 4 billion) was borrowed as of September 30, 2011. In addition, the Company renewed $1.7 million (KRW 2 billion) of unsecured indebtedness that was scheduled to mature in November 2011 until May 2012 and was provided $0.8 million (KRW 1 billion) of additional availability on the facility. The terms of the new loans and credit lines are substantially the same as the other portfolio loans.

During the second quarter of 2011, the Company renewed $6.2 million (KRW 7.3 billion) of maturing secured indebtedness for an additional year. The terms of the new loans are substantially the same as the other portfolio loans.

During the first quarter of 2011, the Company renewed $13.9 million (KRW 16.5 billion) of maturing secured indebtedness for an additional year. In addition, the Company was provided a $1.9 million (KRW 2.2 billion) new one-year unsecured term loan. The terms of the new loans are substantially the same as the other portfolio loans.

Brazil

As of September 30, 2011, the Company’s Brazilian subsidiary had borrowings of $24.3 million (R$44.4 million) which have annual interest rates ranging from 5.5% to 15.39% and maturity dates ranging from October 2011 to September

2021. As of September 30, 2011, the weighted average interest rate on the borrowings in Brazil was 13.24% per annum. This credit is provided through bilateral agreements with four local banks. Periodic interest and principal payments are required. The loans are secured by certain fixed and current assets.

During the third quarter of 2011, two of the local banks provided the Company with $5.3 million (R$9.7 million) in new term loans. All three loans have extended maturity dates, ranging from July 2021 through September 2021 and have interest rates of 8.7% per annum, which are lower than the weighted average interest rate of the other portfolio loans. In addition, two of the local banks provided the Company with $5.5 million (R$10 million) in new one-year term loans that have terms substantially the same as the other portfolio loans. All of the new loans replace four one-year term loans with aggregate indebtedness of $12.6 million (R$23 million) that matured during the quarter.

During the second quarter of 2011, three of the local banks provided the Company with $9.2 million (R$16.9 million) in new term loans. All three loans have maturity dates greater than one-year ranging from October 2012 through June 2014. The interest rates are substantially the same as the other portfolio loans except that one of the loans (in the initial principal amount of $0.5 million (R$0.9 million)) has an interest rate of 5.5%, which is significantly lower than the interest rates on the other portfolio loans.

During the first quarter of 2011, one of the local banks provided the Company with a $2.2 million (R$4 million) new one-year term loan. In addition, two of the local banks provided the Company with aggregate loans of $4.9 million (R$9 million) that refinanced previous loans. The terms of the new loans are substantially the same as the other portfolio loans.

Italy

As of September 30, 2011, the receivables factoring facilities available to the Company were $36.1 million (€27 million), of which $24.2 million (€18.1 million) was drawn. These are uncommitted, demand facilities which are subject to termination at the discretion of the banks, and bear interest rates based on the average three month EURIBOR plus a spread ranging from 1.45% to 2.25%. The effective annual interest rates as of September 30, 2011 ranged from 3% to 3.8%, with a weighted average interest rate of 3.08% per annum. Any receivables factoring under these facilities is with recourse, and is secured by the accounts receivable factored. These receivables factoring transactions are recorded in the Company’s Condensed Consolidated Balance Sheet in short-term debt and current maturities of capital lease obligations.

Covenants

As of September 30, 2011, the Company was in compliance with the financial covenants that govern its credit agreements.

Capital Leases

The Company had capital lease obligations of $16.4 million and $18.6 million which expire between March 2013 and March 2018. Of these amounts, $3 million represents the current maturities as of September 30, 2011 and December 31, 2010.

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

SG&A expenses include the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
SG&A (excluding items below)	$37,413	$32,575	$104,244	$96,349
Special incentive program	-	5,115	-	5,623
Supplemental value creation plan	1,078	437	3,355	437
Restricted stock units granted in connection with the IPO	3,615	-	10,494	-
Acquisition costs	-	-	1,100	679

Total	$42,106	$38,127	$119,193	$103,088

Note 10. Income Taxes

During the three and nine months ended September 30, 2011, the Company recognized income tax expense of $2.5 million and $11.7 million, respectively, in relation to loss before provision for income taxes of $1.2 million and income before provision for income taxes of $17.2 million. The income tax expense resulted primarily from the recognition of foreign income taxes, withholding taxes, and certain state taxes. The income tax expense is higher than the expected income tax expense based on statutory rates primarily because the Company did not record tax benefits on net losses during the periods presented in certain jurisdictions, primarily the U.S. and the Netherlands, that have had historical cumulative losses. The Company did not record an income tax benefit on these losses due to the uncertainty of the future realization of the deferred tax assets generated by the cumulative losses. In the first quarter of 2011, the income tax expense recorded included a $1.3 million deferred income tax expense on the favorable settlement of a value added tax audit in Brazil. In the second quarter of 2011, the income tax expense recorded included a $1.4 million deferred income tax benefit from the elimination of two deferred income tax liabilities primarily due to the election made which eliminated the need to maintain a $1 million deferred income tax liability on the potential payment of dividends.

During the three and nine months ended September 30, 2010, the Company recognized income tax benefit of $3.7 million and income tax expense of $4.6 million, respectively, in relation to loss before provision for income taxes of $14.7 million and $4.4 million, respectively. The income tax expense resulted primarily from the recognition of foreign income taxes, withholding taxes, certain state taxes and tax expense recognized in operations relating to the reversal of interest rate swaps reported in accumulated other comprehensive income (“AOCI”), offset by the reversal of the South Korea valuation allowance. The income tax expense is higher than the expected income tax expense based on statutory rates primarily because the Company did not record tax benefits on net losses during the periods presented in certain jurisdictions, including the U.S., that have had historical cumulative losses. The Company did not record an income tax benefit on these losses due to the uncertainty of the future realization of the deferred tax assets generated by the cumulative losses. Valuation allowances were provided for tax benefits generated during the 2010 periods on losses incurred in the U.S. and various foreign locations.

During the three months ended September 30, 2010, the valuation allowance on deferred taxes in South Korea was reversed. The Company determined that the valuation allowance was no longer necessary because the profitability of its South Korean operations had improved over the prior two years and the expected production volumes in South Korea were remaining at or above the levels experienced in 2008. The impact on income tax expense for the third quarter was a benefit of $7.8 million, representing $9.1 million valuation allowance reversal offset partially by $1.3 million of income tax expense for the establishment of a reserve for uncertain tax positions required under FASB ASC No. 740, Income Taxes. In addition, the Company had interest rate swaps that expired during the third quarter resulting in $2 million of tax expense in continuing operations upon reclassification out of AOCI.

In connection with the notes offering, Cerberus agreed to convert $25 million aggregate principal amount of indebtedness under the first lien term loan and, in exchange, received equity in the Company. As a result, the Company experienced cancellation of indebtedness income of $12.9 million for tax purposes which was offset by net operating losses.

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

The following tables provide the components of net periodic pension benefit cost and other post-retirement benefit cost (in thousands):

	Pension Benefits		Other Benefits
	Three Months Ended September 30,		Three Months Ended September 30,
	2011	2010	2011	2010
Service cost	$6	$7	$-	$-
Interest cost	3,180	3,267	236	251
Expected return on plan assets (a)	(2,807)	(2,647)	-	-
Amortization of net losses	511	359	-	-

Net periodic benefit cost	$890	$986	$236	$251

	Pension Benefits		Other Benefits
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Service cost	$24	$23	$-	$-
Interest cost	9,420	9,981	708	755
Expected return on plan assets (a)	(8,451)	(7,965)	-	-
Amortization of net losses	1,385	1,157	-	-

Net periodic benefit cost	$2,378	$3,196	$708	$755

(a)	Expected rate of return on plan assets for 2011 is 7.4%

The Company expects its minimum pension funding requirements to be $16.3 million during 2011, of which the Company made contributions of $8 million and $13.2 million, respectively, during the three and nine months ended September 30, 2011.

The Company contributed $1 million and $2.8 million, respectively, during the three and nine months ended September 30, 2011 to its defined contribution employee savings plans.

As of July 31, 2007, the Company assumed the liabilities associated with a Voluntary Employee Benefit Association (“VEBA”) trust and future post-retirement benefit payments were capped at specified amounts to be paid through April 2011. While the Company did not make any contributions during the three months ended September 30, 2011, the Company made contributions of $0.6 million during the nine months ended September 30, 2011, to the VEBA trust that administers medical insurance benefits. As of September 30, 2011, the Company has no remaining obligations to the VEBA trusts.

Note 12. Stockholders’ Equity and Noncontrolling Interests

The table below provides a reconciliation of the carrying amount of total stockholders’ equity, including stockholders’ equity attributable to Tower International, Inc. (“Tower”) and equity attributable to the noncontrolling interests (“NCI”) (in thousands):

	Nine Months Ended September 30,
	2011			2010
	Tower	NCI	Total	Tower	NCI	Total
Equity / (deficit) beginning balance	$67,367	$44,259	$111,626	$(186,723)	$39,564	$(147,159)
Net income / (loss)	1,400	4,037	5,437	(15,572)	6,543	(9,029)
Other comprehensive income / (loss):
Change in cumulative translation adjustment	(3,163)	1,407	(1,756)	13,123	852	13,975
Amortization of actuarial loss	1,385	-	1,385	1,157	-	1,157
Settlement of interest rate swaps				12,551	-	12,551
Unrealized gain on qualifying cash flow hedge, net	152	-	152	(224)	-	(224)

Total comprehensive income / (loss)	(226)	5,444	5,218	11,035	7,395	18,430
Preferred unit dividends paid	-	-	-	(95)	-	(95)
Cumulative preferred units accrued	-	-	-	(10,612)	-	(10,612)
Conversion of preferred units	-	-	-	181,521	-	181,521
Contribution of indebtedness	-	-	-	25,000	-	25,000
Treasury stock	(5,130)	-	(5,130)	-	-	-
Noncontrolling interest dividends	-	-	-	-	(5,257)	(5,257)
Share based compensation expense	11,300	-	11,300	-	-	-
Unit based compensation expense	-	-	-	263	-	263

Equity ending balance	$73,311	$49,703	$123,014	$20,389	$41,702	$62,091

The following tables present the components of accumulated other comprehensive income / (loss) (in thousands):

	As of September 30, 2011	As of December 31, 2010	Other Comprehensive Income / (Loss) Attributable to Tower
Foreign currency translation	$26,645	$29,808	$(3,163)
Defined benefit plans, net	(64,698)	(66,083)	1,385
Unrealized gain / (loss) on qualifying cash flow hedge, net	(103)	(255)	152

Accumulated other comprehensive loss	$(38,156)	$(36,530)	$(1,626)

Note 13. Stockholders’ Equity and Unit Based Compensation

Stockholders’ Equity

Effective October 14, 2010, immediately prior to the IPO, (i) all of the Company’s equity owners transferred their equity interests in Tower Automotive, LLC to a newly created limited liability company, Tower International Holdings, LLC, (ii) Tower Automotive, LLC converted into a Delaware corporation named Tower International, Inc., and (iii) all of the equity interests in Tower Automotive, LLC were converted into common stock of Tower International, Inc (“Corporate Conversion”). Thus, immediately prior to the IPO and the commencement of trading of the Company’s common stock, all of the Company’s outstanding common stock was owned by Tower International Holdings, LLC. On October 20, 2010, the Company received $75.6 million of proceeds, after underwriting discounts and commissions, in connection with the sale of 6,250,000 shares of its common stock at the closing of the IPO. On November 3, 2010, the Company sold an additional 383,722 shares of its common stock resulting in additional proceeds of $4.6 million, after underwriting discounts and commissions, pursuant to a partial exercise of the underwriters’ over-allotment option. As of September 30, 2011 and December 31, 2010, the Company had 19,683,032 and 19,101,588 shares of common stock outstanding, respectively (see note 16).

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

Under the fair value recognition provisions, unit based compensation cost was measured at the grant date based on the fair value of the award and was recognized as expense over the applicable vesting period of the award. The fair value of each MIP Unit was based on the fair value of the Common Units on the date of grant. The compensation cost for the MIP Plan was insignificant for the three and nine months ended September 30, 2010, with no income tax benefit due to the valuation allowance in the United States recognized during 2010.

MIP Units were entitled to all of the rights of ownership but were not entitled to vote, unless required by the Limited Liability Act of the State of Delaware. In addition, MIP Units were entitled to share in the residual value of the Company based on the liquidation preferences described below.

There was no established trading market for the Company’s former Common Units, Redeemable Preferred Units (see note 14), or MIP Units.

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

The Company excluded 1.6 million and 0.1 million, respectively, of potentially anti-dilutive shares for the three and nine months ended September 30, 2011. There were no potentially anti-dilutive shares for the three and nine months ended September 30, 2010.

A summary of information used to compute basic and diluted net income / (loss) per share attributable to Tower International, Inc. is shown below (in thousands – except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income / (loss) attributable to Tower International, Inc.	$(4,848)	$(13,001)	$1,400	$(15,572)
Less: Preferred unit dividends	-	(2,058)	-	(10,707)

Net income / (loss) available to common shareholders	$(4,848)	$(15,059)	$1,400	$(26,279)

Weighted average common shares outstanding
Basic	19,562,951	12,467,866	19,257,066	12,467,866
Diluted	19,562,951	12,467,866	20,012,418	12,467,866
Net income / (loss) per share attributable to Tower International, Inc.
Basic	$(0.25)	$(1.21)	$0.07	$(2.11)
Diluted	(0.25)	(1.21)	0.07	(2.11)

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

During the second quarter of 2011, the Company’s Board of Directors granted 339 RSUs under the 2010 Equity Incentive Plan. The weighted-average per share grant date fair value of the RSUs was $17.70.

During the third quarter of 2011, the Company’s Board of Directors granted 12,676 stock options and 2,988 RSUs under the 2010 Equity Incentive Plan. The weighted-average per share exercise price of the options issued was $14.81. The weighted-average per share fair value at grant date of the options issued was $8.15. The weighted-average per share grant date fair value of the RSUs was $14.81.

No stock options were exercised and 39,326 stock options were forfeited during the nine months ended September 30, 2011. In addition, 74,160 RSUs were forfeited during the nine months ended September 30, 2011.

The Company calculated the weighted-average fair value of each option at the date of the grant using a Black-Scholes valuation model. The weighted-average key assumptions used in the model for options granted during the nine months ended September 30, 2011 are an expected term of 6.5 years and expected volatility of 62%. The dividend yield is assumed to be zero since there are no current plans to pay common stock dividends. The Company used the simplified method to calculate the expected term because the Company has insufficient historical exercise data due to the limited period of time the Company’s common stock has been publicly traded.

As of September 30, 2011, the Company has an aggregate of 440,577 stock options and 915,488 RSUs that have been granted but have not yet vested. During the three and nine months ended September 30, 2011, the Company recognized an expense of $0.2 million and $0.7 million, respectively, relating to the options and $3.6 million and $10.6 million, respectively, relating to the RSUs. As of September 30, 2011, the Company has $2.3 million of unrecognized compensation expense associated with the stock options that will be amortized on a straight-line basis through March 2014. As of September 30, 2011, the Company has $7.5 million and $1.3 million of unrecognized compensation expense associated with the RSUs granted in connection with the IPO and the RSUs granted in 2011 that will be amortized on a straight-line basis through April 2012 and March 2014, respectively.

On July 20, 2011, one half of the RSUs granted at the time of the Company’s initial public offering vested. After offsets for withholding taxes, a total of 581,444 shares of common stock were issued in connection with this initial vesting. This total is net of shares repurchased to provide payment for the employee’s minimum statutory withholding tax. The Company paid $5.1 million to acquire 300,371 vested shares to cover the minimum statutory withholding taxes. Compensation expense associated with the unvested RSUs will continue to be recognized through the vesting on April 20, 2012.

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

The following is a summary of selected data for each of the Company’s reportable segments (in thousands):

	International	Americas	Total
Three Months Ended September 30, 2011
Revenues	$319,298	$269,693	$588,991
Adjusted EBITDA	23,662	25,219	48,881
Capital Expenditures	14,541	14,301	28,842
Total assets	$885,629	$499,450	$1,385,079

Three Months Ended September 30, 2010
Revenues	$263,004	$211,636	$474,640
Adjusted EBITDA	22,954	16,126	39,080
Capital Expenditures	9,297	12,311	21,608
Total assets	$868,041	$501,767	$1,369,808

Nine Months Ended September 30, 2011
Revenues	$992,582	$798,762	$1,791,344
Adjusted EBITDA	86,935	83,207	170,142
Capital Expenditures	44,874	31,963	76,837
Total assets	$885,629	$499,450	$1,385,079

Nine Months Ended September 30, 2010
Revenues	$821,587	$633,864	$1,455,451
Adjusted EBITDA	88,454	53,051	141,505
Capital Expenditures	22,898	31,942	54,840
Total assets	$868,041	$501,767	$1,369,808

Inter-segment sales are not significant for any period presented. Capital expenditures do not equal cash disbursed for purchases of property, plant, and equipment as presented in the accompanying Condensed Consolidated Statements of Cash Flows, as capital expenditures above include amounts paid and accrued during the periods presented.

The following is a reconciliation of Adjusted EBITDA to income / (loss) before provision for income taxes (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Adjusted EBITDA	$48,881	$39,080	$170,142	$141,505
Restructuring and asset impairment	(494)	(321)	(2,146)	(5,007)
Depreciation and amortization	(27,807)	(27,535)	(89,515)	(86,241)
Receivable factoring charges	(75)	(86)	(344)	(358)
Acquisition costs	-	-	(1,100)	(679)
Incentive compensation related to funding events	(4,693)	(5,552)	(13,849)	(6,059)
Interest expense, net	(16,681)	(20,309)	(44,821)	(47,565)
Other expense	(350)	-	(1,200)	-

Income / (loss) before provision for income taxes	$(1,219)	$(14,723)	$17,167	$(4,404)

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

The Company has foreign exchange hedges that were measured at fair value on a recurring basis during the nine months ended September 30, 2011 and the year ended December 31, 2010. The fair value of the hedges was immaterial for all periods presented. These derivative financial instruments are recorded in prepaid tooling and other, and are all classified as level 2 measurements determined using significant other observable inputs. The Company engages in foreign exchange hedges to limit exposure on foreign currency related to certain intercompany payments.

These foreign exchange hedges have an immaterial impact on the condensed consolidated financial statements for the periods presented.

The Company did not have any assets or liabilities that were measured at fair value on a non-recurring basis during the nine months ended September 30, 2011.

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

At September 30, 2011, the carrying value and estimated fair value of the Company’s total debt was $590.6 million and $600 million, respectively. At December 31, 2010, the carrying value and estimated fair value of the Company’s total debt was $539.6 million and $578.5 million, respectively. The majority of the Company’s debt at September 30, 2011 and December 31, 2010 is traded in the market and is classified as a level 2 measurement based on the pricing methodology and the limited trading of the security. The fair value was determined based on the quoted market values. The remainder of the Company’s debt, primarily consisting of foreign subsidiaries’ debt, is asset-backed and is classified as level 3. As this debt carries variable rates and minimal credit risk, the book value approximates the fair value for this debt.

The carrying amounts of cash and cash equivalents, accounts receivables, accounts payables, and accruals approximate fair value because of the short maturity of these instruments.

Note 19. Acquisitions and Joint Ventures

Xiangtan Joint Venture

In July 2011, a foreign subsidiary of the Company reached an agreement with Xiangtan Ditong Automotive Industrial Machinery Co., Ltd. (DIT) to form a majority owned joint venture which was approved by the Chinese government in September 2011.

W Industries

On April 11, 2011, Tower Defense and Aerospace, a wholly owned subsidiary of the Company, acquired substantially all of the assets of W Industries located in Detroit, Michigan. The Company exchanged its ownership in the W Industries secured debt acquired during the first quarter of 2011 (fair value of $11.3 million) and cash for substantially all of the assets of W Industries and agreed to assume certain liabilities. The acquisition was accounted for as a purchase under the acquisition method in accordance with FASB ASC No. 805, Business Combinations. The total purchase price was approximately $22.3 million, which did not include direct acquisition costs of approximately $1.1 million. The acquisition was recorded by allocating the purchase price to the assets acquired, including identifiable intangible assets and liabilities assumed, based on their estimated fair values at the date of acquisition. There was no goodwill recorded in connection with the acquisition. Supplemental pro forma disclosures are not included as the amounts are deemed immaterial. Revenues and earnings of the acquiree since the acquisition date included in the Company’s Condensed Consolidated Statement of Operations are immaterial for all periods presented.

In accordance with FASB ASC No. 805, the preliminary purchase price allocation is subject to additional adjustment within one year after the acquisition as additional information on asset and liability valuations becomes available. Through September 30, 2011, no adjustments to the initial purchase price allocation have been recorded. The Company expects that adjustments to recorded fair values may include those relating to:

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

Special Incentive Program

The Board established the Special Incentive Program on February 19, 2010. The Special Incentive Program provided for a $5.5 million cash bonus to be paid to eight executives if a Qualifying Event occurred. For this program, a “Qualifying Event” was defined as the consummation of an initial public offering or the repayment of the Company’s first lien term loan in full. The Company initially believed it would repay the first lien term loan on or before its July 31, 2013 expiration date; thus, the Company began recording an expense related to the Special Incentive Program on a straight line basis through July 31, 2013. On July 22, 2010, the Board modified the Special Incentive Program to provide that, in addition to the $5.5 million cash bonus payable upon consummation of an initial public offering or retirement of the Company’s first lien term loan, an additional cash bonus of $1.2 million would be payable to specified executive officers of the Company on the earlier of the one year anniversary of the consummation of a notes offering or the consummation of an initial public offering. As the Company retired its first lien term loan on August 24, 2010, the Company recognized the remaining expense related to the $5.5 million in August and began recording the additional $1.2 million over the one year vesting period. On October 20, 2010, the additional $1.2 million Special Incentive Program vested immediately upon the closing of the IPO. The full amount of the compensation paid pursuant to the Special Incentive Program that had not been previously expensed was charged as a compensation expense against earnings in the fourth quarter of 2010 when the compensation was paid. The Company recorded an expense of $6.7 million during the year ended December 31, 2010. As of September 30, 2011, the Company had no liability remaining related to the Special Incentive Program.

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

Supplemental Value Creation Program

The Supplemental Value Creation Program was created in addition to the VC Plan discussed above on February 19, 2010. The Supplemental Value Creation Program provided for a $7.5 million cash bonus to be paid to approximately 70 executives, subject to vesting requirements of nine and 18 months, if a Qualifying Liquidation Event were to occur. A Qualifying Liquidation Event was initially defined to have occurred if the Preferred Unit holders received a cash distribution in an amount equal to the full value of their preferred investment in the Company. On July 22, 2010, the Supplemental Value Creation Program was modified to include the retirement of the existing first lien term loan in full or consummation of an initial public offering as Qualifying Liquidation Events. As the Company retired its first lien term loan on August 24, 2010, the Company began recording a liability in August 2010 related to this Program. The Company recorded an expense of $1.1 million and $3.4 million, respectively, for the three and nine months ended September 30, 2011. The Company paid $3.3 million upon the nine month vesting of this Program during the second quarter of 2011 and has a liability recorded of $1.5 million related to this Program as of September 30, 2011.

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

Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. The established liability for environmental matters is based upon management’s best estimates of expected investigation/remediation costs related to environmental contamination. It is possible that actual costs associated with these matters will exceed the environmental reserves established by the Company. Inherent uncertainties exist in the estimates, primarily due to unknown environmental conditions, changing governmental regulations and legal standards regarding liability and evolving technologies for handling site remediation and restoration. At September 30, 2011 and December 31, 2010, the Company had accrued $2.5 million and $1.8 million, respectively, for environmental matters.

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

In connection with the bankruptcy of Tower Automotive, Inc., all of the assets not acquired by Tower Automotive, LLC were transferred to a Post-Consummation Trust (the “Post-Consummation Trust”). The Company agreed to pay up to $70 million to the Post-Consummation Trust to relinquish certain defined liabilities to date. The Company has made payments of $57.5 million and remains contingently liable to pay an additional $12.5 million. As of September 30, 2011, the Company has not recorded a liability for the $12.5 million since it does not believe it is probable that any additional payments to the trust will be required; therefore, these amounts were eliminated as part of the final purchase accounting adjustments. To the extent that future payments are required, the payments will be expensed.

The Company has been subject to various governmental audits in Brazil. During the first quarter of 2011, the Company received a favorable court ruling on one of these matters and was able to reduce its liability by $7 million. As of September 30, 2011, the Company has a remaining liability recorded of $3 million and may be required to pay up to $7 million. To the extent that future payments are required above the amount recorded as a liability, the payments will be expensed.

Litigation

The Company is subject to various legal actions and claims incidental to its business, including potential lawsuits with customers or suppliers. Litigation is subject to many uncertainties and the outcome of individual litigated matters is not probable or estimable. After discussions with counsel litigating these matters, it is the opinion of management that the outcome of such matters will not have a material impact on the Company’s financial position, results of operations or cash flows.

Note 21. Subsequent Events

On October 6, 2011, the Company reduced its outstanding debt by purchasing $7.5 million of its senior secured notes in the open market at 101.75%, which resulted in a premium paid of $0.1 million that will be recognized as other expense. The notes purchased were immediately retired by the Company. In connection with the retirement, the Company will accelerate the amortization of the original issue discount and associated debt issue costs by $0.3 million in the fourth quarter of 2011.

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

Recent Trends

During the third quarter of 2011, production volumes increased from 2010. IHS Automotive® expects production volumes to continue to increase in all regions in which we operate when compared to 2010 during the fourth quarter of 2011. The anticipated overall increases in volume for 2011 continue the trend of production volume improvements that began in 2010. These increases are reversing the trend experienced during the latter half of 2008 and throughout 2009, when the automotive industry experienced an unprecedented downturn, which was led by the recession in the United States and followed by declines in many major markets around the world. Although financial markets and vehicle production have improved, the economies in our largest markets have not recovered to levels previously experienced.

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

We believe that our product capabilities, our geographic, customer and product diversification and the cost reductions that we achieved in 2008 through 2010 position us to benefit from an expected recovery in global automotive industry production. We intend to further strengthen our position through additional reductions in leverage and by capitalizing on the above-average growth expected in China and Brazil. For example, we are launching an additional facility in Contagem, Brazil and we are expanding capacity at our existing joint ventures in China through additional facilities located in Chengdu, Changchun, and Dalian. In addition, in July 2011 we reached an agreement with Xiangtan Ditong Automotive Industrial Machinery Co., Ltd. (DIT) to form a majority owned joint venture which was approved by the Chinese government in September 2011. Further expansion in China may occur through the formation of additional joint ventures.

We also intend to leverage our program management and engineering experience to pursue growth opportunities outside our existing automotive markets. For example, we acquired substantially all of the assets of W Industries, which is in the defense and aerospace industry, during the second quarter of 2011. In addition, the solar industry has potential for us, as many applications require highly engineered large stampings and complex welded structural assemblies that must be produced in high volume at repeatable tight tolerances similar to our product requirements in the automotive industry.

In addition, we consider it critical to maintain a sound balance sheet and will de-lever the balance sheet over time. During 2011 we purchased $34.5 million of our senior secured notes. During 2010, we purchased $26 million of our senior secured notes.

Recent Developments

On October 6, 2011, we reduced our outstanding debt by purchasing $7.5 million of our senior secured notes in the open market at 101.75%, which resulted in a premium paid of $0.1 million that will be recognized as other expense. The senior secured notes purchased were immediately retired. In connection with the retirement, we will accelerate the amortization of the original issue discount and associated debt issue costs by $0.3 million in the fourth quarter of 2011.

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

Results of Operations—Three Months Ended September 30, 2011 Compared with the Three Months Ended September 30, 2010

The following table presents production volumes in specified regions according to October IHS Automotive®, for the three months ended September 30, 2011 compared to the three months ended September 30, 2010 (in millions of units produced):

	Europe	Korea	China	North America	Brazil
Three Months Ended September 30, 2011	4.4	1.1	3.8	3.2	0.8
Three Months Ended September 30, 2010	4.2	1.0	3.5	3.0	0.8

Increase	0.2	0.1	0.3	0.2	–

Percentage change	5%	8%	10%	6%	1%

The following table presents selected financial information for the three months ended September 30, 2011 and 2010 (in millions):

	International		Americas		Consolidated
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2011	2010	2011	2010	2011	2010
Revenues	$319.3	$263.0	$269.6	$211.6	$588.9	$474.6
Cost of sales	290.8	237.3	238.5	192.5	529.3	429.8

Gross profit	28.5	25.7	31.1	19.1	59.6	44.8
Selling, general, and administrative expenses	16.4	15.0	25.7	23.1	42.1	38.1
Amortization	0.7	0.6	0.6	0.2	1.3	0.8
Restructuring and asset impairments	-	0.4	0.4	(0.1)	0.4	0.3

Operating income / (loss)	$11.4	$9.7	$4.4	$(4.1)	15.8	5.6

Interest expense, net					16.7	20.3
Other expense					0.3	-
Provision / (benefit) for income taxes					2.5	(3.7)
Noncontrolling interest, net of tax					1.1	2.0

Net loss attributable to Tower International, Inc.					$(4.8)	$(13.0)

Comparison of Periods – GAAP Analysis of Consolidated Results

Revenues

Total revenues increased during the three months ended September 30, 2011 by $114.3 million or 24% from the three months ended September 30, 2010, reflecting primarily higher volume in both our Americas segment ($53.4 million) and our International segment ($25 million). Revenues were positively impacted by the strengthening of foreign currencies against the U.S. dollar in our International segment, primarily the Euro ($16.1 million) and Korean Won ($9.1 million) and in our Americas segment, primarily the Brazilian Real ($4.2 million). Revenues were also positively impacted by favorable pricing and economics ($5.4 million), related primarily to higher steel recoveries in our International segment.

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

Total gross profit increased by $14.8 million or 33% from the three months ended September 30, 2010 to the three months ended September 30, 2011, while our gross profit margin increased from 9.4% during the 2010 period to 10.1% in the 2011 period. The increase in total gross profit reflects higher volume ($16.4 million) and favorable foreign exchange ($3.7 million), offset partially by unfavorable product mix ($1.2 million). All other factors were net unfavorable by $4.1 million. Cost of sales was adversely affected by unfavorable pricing and economics ($13.3 million) offset in part by favorable efficiencies ($10 million). Gross profit was also adversely impacted by lower customer cost recoveries in 2011 ($1.6 million) offset partially by lower launch costs ($0.7 million). The change in depreciation included in cost of sales had a negligible impact on total gross profit.

Selling, General, and Administrative Expenses (“SG&A”)

Total SG&A increased $4 million or 10% from the three months ended September 30, 2010, reflecting primarily the timing in the recognition of annual bonus accruals ($3 million), higher expenses associated with being a public company ($1 million), and the strengthening of foreign currencies against the U.S. dollar. Lower charges for compensation costs related to the initial public offering and senior secured notes offering ($1 million) were a partial offset.

Amortization Expense

Total amortization expense increased $0.5 million or 63% from the three months ended September 30, 2010, reflecting primarily the amortization of the intangible asset recorded at Tower Defense & Aerospace and the strengthening of foreign currencies against the U.S. dollar. Our amortization expense consists of the charges we incur to amortize certain intangible assets.

Restructuring and Asset Impairment Expense

Total restructuring expense increased $0.1 million from the three months ended September 30, 2010. During 2011, we incurred charges of $0.4 million which consisted of the recurring costs for maintaining our North American closed plants. During 2010, we incurred charges of $0.3 million reflecting primarily ongoing maintenance of facilities closed as a result of prior actions.

Interest Expense, net

Interest expense, net, decreased $3.6 million or 18% from the three months ended September 30, 2010 reflecting primarily the acceleration of debt issue costs in August 2010 upon the retirement of the first lien term loan ($5.3 million) offset partially by higher interest expense associated with our senior secured notes ($0.6 million) and the strengthening of foreign currencies against the U.S. dollar. During the third quarter of 2010, we issued $430 million of senior secured notes with an original issue discount of $12.8 million and subsequently retired our first lien term loan. The weighted average annual interest rate of the first lien term loan was approximately 8% during 2010 when taking into account our interest rate swaps compared with the senior secured notes that bear an annual interest rate of 11.25% when taking into account the amortization of the original issue discount. On September 30, 2011, we reduced our outstanding debt by purchasing $17.5 million of our senior secured notes in the open market and immediately retired them, which resulted in the acceleration of the amortization of the original issue discount and associated debt issue costs by $0.7 million.

Provision for Income Taxes

Income tax expense increased $6.2 million from the three months ended September 30, 2010. In the third quarter of 2010, we recorded a net discrete tax benefit of $5.8 million for reversing a South Korean valuation allowance, the recognition of tax expense attributable to interest rate swaps, and the establishment of reserves for uncertain tax positions required under FASB ASC No. 740. Excluding these one-time events, income tax expense increased $0.4 million from the three months ended September 30, 2010. Our income tax expense varies each period depending on the level and mix of income and losses generated in the various jurisdictions in which we do business. The $0.4 million increase from the three months ended September 30, 2010 was primarily attributable to a different level mix of income. Our actual income tax expense is higher than the expected income tax expense based on statutory rates primarily because we have not recorded tax benefits on net losses incurred in certain jurisdictions. The jurisdictions that have had historical cumulative losses are primarily the U.S and the Netherlands. We have not recorded an income tax benefit on these losses due to the uncertainty of the future realization of the deferred tax assets generated by the cumulative losses.

Noncontrolling Interest, Net of Tax

The adjustment to our earnings required to give effect to the allocation of noncontrolling interests decreased by $0.9 million from the three months ended September 30, 2010, reflecting decreased earnings in our Chinese joint ventures related primarily to unfavorable product pricing.

Comparison of Periods—Non-GAAP Analysis of Adjusted EBITDA

A reconciliation of Adjusted EBITDA to net income / (loss) attributable to Tower International, Inc. for the periods presented is set forth below (in millions):

	International		Americas		Consolidated
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2011	2010	2011	2010	2011	2010
Adjusted EBITDA	$23.6	$23.0	$25.2	$16.1	$48.8	$39.1
Intercompany charges	1.9	2.6	(1.9)	(2.6)	-	-
Restructuring and asset impairments (a)	-	(0.4)	(0.4)	0.1	(0.4)	(0.3)
Depreciation and amortization	(13.7)	(15.2)	(14.1)	(12.3)	(27.8)	(27.5)
Receivable factoring charges and other (b)	-	(0.1)	(0.2)	-	(0.2)	(0.1)
Incentive compensation related to funding events (c)	(0.4)	(0.2)	(4.2)	(5.4)	(4.6)	(5.6)

Operating income / (loss)	$11.4	$9.7	$4.4	$(4.1)	15.8	5.6

Interest expense, net					(16.7)	(20.3)
Other expense (d)					(0.3)	-
(Provision) / benefit for income taxes					(2.5)	3.7
Noncontrolling interest, net of tax (e)					(1.1)	(2.0)

Net loss attributable to Tower International, Inc.					$(4.8)	$(13.0)

(a)	Represents asset impairments and costs associated with facilities closures or permanent layoffs, including (i) closure and other exit costs and (ii) termination and severance payments.
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

(d)	Represents the premium paid in connection with the retirement of our senior secured notes.
(e)	Represents the net income attributable to non-controlling partners in entities that we consolidate in our financial results, given the controlling nature of our interests in these entities.

The following table presents revenues (a GAAP measure) and Adjusted EBITDA (a non-GAAP measure) for the three months ended September 30, 2011 and 2010 (in millions) as well as an explanation of variances:

	International		Americas		Consolidated
	Revenues	Adjusted EBITDA(f)	Revenues	Adjusted EBITDA(f)	Revenues	Adjusted EBITDA(f)
Three Months Ended September 30, 2011 results	$319.3	$23.6	$269.6	$25.2	$588.9	$48.8
Three Months Ended September 30, 2010 results	263.0	23.0	211.6	16.1	474.6	39.1

Variance	$56.3	$0.6	$58.0	$9.1	$114.3	$9.7

Variance attributable to:
Volume and mix	$25.0	$8.0	$53.4	$7.2	$78.4	$15.2
Foreign exchange	25.2	2.3	4.2	0.2	29.4	2.5
Pricing and economics	5.3	(10.6)	0.1	(6.5)	5.4	(17.1)
Efficiencies	-	2.2	-	7.8	-	10.0
Selling, general and administrative expenses and other items (g)	0.8	(1.3)	0.3	0.4	1.1	(0.9)

Total	$56.3	$0.6	$58.0	$9.1	$114.3	$9.7

(f)	We have presented a reconciliation of Adjusted EBITDA to net income / (loss) attributable to Tower International, Inc. above.
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

Consolidated Company: Consolidated Adjusted EBITDA improved by $9.7 million or 25% from the three months ended September 30, 2010, reflecting primarily higher volumes ($16.4 million) and favorable foreign exchange ($2.5 million), offset partially by unfavorable product mix ($1.2 million). All other factors were net unfavorable by $8 million, reflecting unfavorable pricing and economics ($17.1 million) and unfavorable SG&A expenses and other items ($0.9 million), offset partially by favorable efficiencies ($10 million), net of unfavorable recoveries ($2.7 million).

International Segment: In our International segment, Adjusted EBITDA improved by $0.6 million or 3% from the three months ended September 30, 2010, reflecting primarily higher volumes ($5.1 million), favorable product mix ($2.9 million), and favorable foreign exchange ($2.3 million). All other factors were net unfavorable by $9.7 million, reflecting unfavorable pricing and economics ($10.6 million), principally product pricing and labor costs, and unfavorable SG&A expenses and other items ($1.3 million), offset partially by favorable efficiencies ($2.2 million), net of unfavorable recoveries ($2.7 million). SG&A spending and other items reflect primarily higher launch costs ($1.4 million).

Americas Segment: In our Americas segment, Adjusted EBITDA improved by $9.1 million or 57% from the three months ended September 30, 2010, reflecting primarily higher volumes ($11.3 million) offset partially by unfavorable product mix ($4.1 million). Foreign exchange had a negligible impact. All other factors were net favorable by $1.7 million. Favorable efficiencies ($7.8 million) and favorable SG&A expenses and other items ($0.4 million) were offset partially by unfavorable pricing and economics ($6.5 million), principally product pricing and labor costs including higher bonus. SG&A spending and other items reflect primarily lower launch costs ($2.1 million) offset by lower customer cost recoveries in 2011 ($1.6 million) and higher expenses associated with being a public company ($1 million).

Results of Operations—Nine Months Ended September 30, 2011 Compared with the Nine Months Ended September 30, 2010

The following table presents production volumes in specified regions according to October IHS Automotive®, for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 (in millions of units produced):

	Europe	Korea	China	North America	Brazil
Nine Months Ended September 30, 2011	15.0	3.3	11.6	9.7	2.4
Nine Months Ended September 30, 2010	13.9	3.0	10.8	9.0	2.4

Increase	1.1	0.3	0.8	0.7	–

Percentage change	8%	10%	8%	8%	2%

According to October IHS Automotive®, vehicle production volume for the full year of 2011 is expected to increase compared to 2010. According to October IHS Automotive®, full year vehicle production is expected to increase by 9% in North America and 5% in Europe during 2011 as compared to 2010.

The following table presents selected financial information for the nine months ended September 30, 2011 and 2010 (in millions):

	International		Americas		Consolidated
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010	2011	2010
Revenues	$992.6	$821.6	$798.7	$633.8	$1,791.3	$1,455.4
Cost of sales	898.5	726.5	704.9	575.3	1,603.4	1,301.8

Gross profit	94.1	95.1	93.8	58.5	187.9	153.6
Selling, general, and administrative expenses	47.4	45.5	71.8	57.6	119.2	103.1
Amortization	2.1	1.8	1.3	0.6	3.4	2.4
Restructuring and asset impairments	-	3.3	2.1	1.7	2.1	5.0

Operating income / (loss)	$44.6	$44.5	$18.6	$(1.4)	63.2	43.1

Interest expense, net					44.8	47.6
Other expense					1.2	-
Provision for income taxes					11.7	4.6
Noncontrolling interest, net of tax					4.1	6.5

Net income / (loss) attributable to Tower International, Inc.					$1.4	$(15.6)

Comparison of Periods – GAAP Analysis of Consolidated Results

Revenues

Total revenues increased during the nine months ended September 30, 2011 by $335.9 million or 23% from the nine months ended September 30, 2010, reflecting primarily higher volume in both our Americas segment ($149.7 million) and our International segment ($90.4 million). Revenues were positively impacted by the strengthening of foreign currencies against the U.S. dollar in our International segment, primarily the Euro ($41.2 million) and the Korean Won ($20.8 million), and in our Americas segment, primarily the Brazilian Real ($15.1 million). Revenues were also positively impacted by favorable pricing and economics ($20.2 million), related primarily to higher steel recoveries in our International segment.

Gross Profit

Total gross profit increased by $34.3 million or 22% from the nine months ended September 30, 2010 to the nine months ended September 30, 2011, while our gross profit margin decreased from 10.6% during the 2010 period to 10.5% in the 2011 period. The increase in total gross profit reflects higher volume ($51.2 million) and favorable foreign exchange ($10.3 million), offset partially by unfavorable product mix ($10 million). All other factors were net unfavorable by $17.2 million. Cost of sales was adversely affected by unfavorable pricing and economics ($35.9 million), offset in part by favorable efficiencies ($29.2 million). Gross profit was also adversely impacted by higher launch costs ($7.3 million) and lower customer cost recoveries in 2011 ($4.6 million), offset partially by a favorable settlement associated with a value added tax audit in Brazil ($2.7 million).

Total gross profit was negatively impacted by an increase in the depreciation included in cost of sales from $80.7 million during the nine months ended September 30, 2010 to $82.8 million during the nine months ended September 30, 2011. The increase reflected primarily the strengthening of foreign currencies against the U.S. dollar and the acquisition of substantially all of the assets of W Industries, offset partially by a portion of our assets becoming fully depreciated in 2011 in our International segment.

Selling, General, and Administrative Expenses (“SG&A”)

Total SG&A increased $16.1 million or 16% from the nine months ended September 30, 2010, reflecting primarily the higher charges for compensation costs related to the initial public offering and senior secured notes offering ($7.7 million), the timing in the recognition of annual bonus accruals ($3 million), higher expenses associated with being a public company ($2.4 million), the costs related to the acquisition of substantially all of the assets of W Industries during the second quarter of 2011 ($1.1 million), and the strengthening of foreign currencies against the U.S. dollar, offset partially by the costs related to the acquisition of a manufacturing plant in Artern, Germany during the first quarter of 2010 ($0.7 million).

Amortization Expense

Total amortization expense increased $1 million or 42% from the nine months ended September 30, 2010 reflecting primarily the amortization of the intangible asset recorded in Artern at the end of the first quarter of 2010, the amortization of the intangible asset recorded at Tower Defense & Aerospace during the second quarter of 2011, and the strengthening of foreign currencies against the U.S. dollar. Our amortization expense consists of the charges we incur to amortize certain intangible assets.

Restructuring and Asset Impairment Expense

Total restructuring expense decreased $2.9 million from the nine months ended September 30, 2010. During 2011, we incurred charges of $2.1 million which consisted of the recurring costs for maintaining our North American closed plants and severance costs in Brazil related to improved manufacturing efficiencies, which were offset partially by the favorable adjustment of a liability pertaining to our North American closed facilities. During 2010, we incurred charges of $5 million reflecting primarily an impairment charge taken of $2.7 million on our press shop in Bergisch Gladbach, Germany to align the book value to fair value less costs to sell when the facility was classified as held for sale and the recurring costs for maintaining our North American closed plants.

Interest Expense, net

Interest expense, net, decreased $2.8 million or 6% from the nine months ended September 30, 2010 reflecting primarily the acceleration of debt issue costs in August 2010 upon the retirement of the first lien term loan ($5.3 million) and a favorable settlement relating to the interest associated with a value added tax audit in Brazil ($4.3 million), offset partially by the higher interest expense associated with our senior secured notes ($4.9 million) and the strengthening of foreign currencies against the U.S. dollar. During the third quarter of 2010, we issued $430 million of senior secured notes with an original issue discount of $12.8 million and subsequently retired our first lien term loan. The weighted average annual interest rate of the first lien term loan was approximately 8% during 2010 when taking into account our interest rate swaps compared with the senior secured notes that bear an annual interest rate of 11.25% when taking into account the amortization of the original issue discount. On March 30, 2011, we redeemed $17 million of the senior secured notes which resulted in the acceleration of the amortization of the original issue discount and associated debt issue costs by $0.8 million. On September 30, 2011, we reduced our outstanding debt by purchasing $17.5 million of our senior secured notes in the open market and immediately retired them which resulted in the acceleration of the amortization of the original issue discount and associated debt issue costs by $0.7 million.

Provision for Income Taxes

Income tax expense increased $7.1 million from the nine months ended September 30, 2010. In the third quarter of 2010, the company recorded a net discrete tax benefit of $5.8 million for reversing a South Korean valuation allowance, the recognition of tax expense attributable to interest rate swaps, and the establishment of reserves for uncertain tax positions required under FASB ASC No. 740. Excluding these one-time events, income tax expense increased $1.3 million from the nine months ended September 30, 2010. The comparative $1.3 million increase from the nine months ended September 30, 2010 was primarily attributable to increases in interest expense on uncertain tax positions that the company has elected to record as income tax expense. Our income tax expense varies each period depending on the level and mix of income and losses generated in the various jurisdictions in which we do business. Our actual income tax expense is higher than the expected income tax expense based on statutory rates primarily because we have not recorded tax benefits on net losses incurred in certain jurisdictions. The jurisdictions that have had historical cumulative losses are primarily the U.S and the Netherlands. We did not record an income tax benefit on these losses due to the uncertainty of the future realization of the deferred tax assets generated by the cumulative losses.

Noncontrolling Interest, Net of Tax

The adjustment to our earnings required to give effect to the allocation of noncontrolling interests decreased by $2.4 million from the nine months ended September 30, 2010 reflecting decreased earnings in our Chinese joint ventures related primarily to unfavorable product pricing.

Comparison of Periods—Non-GAAP Analysis of Adjusted EBITDA

A reconciliation of Adjusted EBITDA to net income / (loss) attributable to Tower International, Inc. for the periods presented is set forth below (in millions):

	International		Americas		Consolidated
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010	2011	2010
Adjusted EBITDA	$86.9	$88.5	$83.2	$53.0	$170.1	$141.5
Intercompany charges	5.7	6.1	(5.7)	(6.1)	-	-
Restructuring and asset impairments	-	(3.3)	(2.1)	(1.7)	(2.1)	(5.0)
Depreciation and amortization	(46.3)	(45.6)	(43.2)	(40.6)	(89.5)	(86.2)
Receivable factoring charges and other	(0.3)	(0.3)	(0.1)	(0.1)	(0.4)	(0.4)
Acquisition costs (h)	-	(0.7)	(1.1)	-	(1.1)	(0.7)
Incentive compensation related to funding events	(1.4)	(0.2)	(12.4)	(5.9)	(13.8)	(6.1)

Operating income / (loss)	$44.6	$44.5	$18.6	$(1.4)	63.2	43.1

Interest expense, net					(44.8)	(47.6)
Other expense					(1.2)	-
Provision for income taxes					(11.7)	(4.6)
Noncontrolling interest, net of tax					(4.1)	(6.5)

Net income / (loss) attributable to Tower International, Inc.					$1.4	$(15.6)

(h)

Represents costs pursuant to FASB ASC No. 805, Business Combinations, related to the acquisition of substantially all of the assets of W Industries during 2011 and a facility in Artern, Germany during 2010.

The following table presents revenues (a GAAP measure) and Adjusted EBITDA (a non-GAAP measure) for the nine months ended September 30, 2011 and 2010 (in millions) as well as an explanation of variances:

	International		Americas		Consolidated
	Revenues	Adjusted EBITDA(i)	Revenues	Adjusted EBITDA(i)	Revenues	Adjusted EBITDA(i)
Nine Months Ended September 30, 2011 results	$992.6	$86.9	$798.7	$83.2	$1,791.3	$170.1
Nine Months Ended September 30, 2010 results	821.6	88.5	633.8	53.0	1,455.4	141.5

Variance	$171.0	$(1.6)	$164.9	$30.2	$335.9	$28.6

Variance attributable to:
Volume and mix	$90.4	$16.2	$149.7	$25.0	$240.1	$41.2
Foreign exchange	62.0	6.4	15.1	1.0	77.1	7.4
Pricing and economics	20.5	(26.1)	(0.3)	(14.9)	20.2	(41.0)
Efficiencies	-	9.0	-	20.2	-	29.2
Selling, general and administrative expenses and other items	(1.9)	(7.1)	0.4	(1.1)	(1.5)	(8.2)

Total	$171.0	$(1.6)	$164.9	$30.2	$335.9	$28.6

(i)	We have presented a reconciliation of Adjusted EBITDA to net income / (loss) attributable to Tower International, Inc. above.

Adjusted EBITDA

Consolidated Company: Consolidated Adjusted EBITDA improved by $28.6 million or 20% from the nine months ended September 30, 2010, reflecting primarily higher volumes ($51.2 million) and favorable foreign exchange ($7.4 million), offset partially by unfavorable product mix ($10 million). All other factors were net unfavorable by $20 million reflecting unfavorable pricing and economics ($41 million) and unfavorable SG&A expenses and other items ($8.2 million) offset partially by favorable efficiencies ($29.2 million), net of unfavorable recoveries ($2.7 million).

International Segment: In our International segment, Adjusted EBITDA decreased by $1.6 million or 2% from the nine months ended September 30, 2010, notwithstanding higher volumes ($15.6 million), favorable foreign exchange ($6.4 million), and favorable product mix ($0.6 million). All other factors were net unfavorable by $24.2 million, reflecting unfavorable pricing and economics ($26.1 million), principally product pricing and labor costs, and unfavorable SG&A expenses and other items ($7.1 million), offset partially by favorable efficiencies ($9 million), net of unfavorable recoveries ($2.7 million). The adverse impact from SG&A spending and other items resulted primarily from higher launch costs ($4.8 million) and lower customer cost recoveries in 2011 ($3 million) offset partially by favorable SG&A efficiencies ($1.6 million).

Americas Segment: In our Americas segment, Adjusted EBITDA improved by $30.2 million or 57% from the nine months ended September 30, 2010, reflecting primarily higher volumes ($35.6 million) and favorable foreign exchange ($1 million), offset partially by unfavorable product mix ($10.6 million). All other factors were net favorable by $4.2 million, reflecting favorable efficiencies ($20.2 million), offset partially by unfavorable pricing and economics ($14.9 million), principally product pricing and labor costs including higher bonus, and unfavorable SG&A expenses and other items ($1.1 million). SG&A spending and other items reflect primarily higher launch costs ($2.5 million), higher expenses associated with being a public company ($2.4 million), and lower customer cost recoveries in 2011 ($0.9 million), offset partially by the favorable settlement associated with a value added tax audit in Brazil ($2.7 million) and favorable SG&A efficiencies ($0.9 million).

Restructuring

The following table sets forth our net restructuring expense by type for the periods presented (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Employee termination costs	$-	$0.4	$1.2	$0.6
Other exit costs	0.5	(0.1)	0.9	1.7
Asset impairments	-	-	-	2.7

Total	$0.5	$0.3	$2.1	$5.0

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

The charges incurred during the nine months ended September 30, 2011 related to the ongoing maintenance expense of facilities closed in our Americas segment as a result of prior actions and severance costs in Brazil to improve manufacturing efficiencies. These charges were offset partially by a favorable liability adjustment pertaining to closed facilities in our Americas segment.

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

Cash Flows and Working Capital

The following table shows the components of our cash flows for the periods presented (in millions):

	Nine Months Ended September 30,
	2011	2010
Net cash provided by / (used in):
Operating activities	$1.0	$31.4
Investing activities	(105.2)	(72.6)
Financing activities	49.7	9.7

Net Cash Provided by Operating Activities. During the nine months ended September 30, 2011, we generated $1 million of cash flow from operations compared with $31.4 million during the nine months ended September 30, 2010. The primary reason for this decrease was the fluctuation in working capital items. During the nine months ended September 30, 2011, we utilized $93.6 million of cash through working capital items, reflecting primarily the timing of the net effect of payments and receipts of customer funded tooling, which was $38.7 million unfavorable during the first nine months of 2011, higher net trade accounts receivable offset partially by higher trade accounts payable (net $28.5 million) due to increased sales during the third quarter of 2011 compared to the fourth quarter of 2010, increased inventory of $18.1 million due to higher sales, and the decrease of our interest payable during the first nine months of 2011 of $12.2 million related primarily to the semi-annual interest payments that occurred in March and September 2011 on our senior secured notes.

Net Cash Used in Investing Activities. Net cash utilized in investing activities was $105.2 million during the nine months ended September 30, 2011 compared to net cash utilized of $72.6 million during the nine months ended September 30, 2010. The $32.6 million increase in cash used reflects the increase in capital expenditures related primarily to the timing of program launches and capacity expansions in China and Brazil and the acquisition of substantially all of the assets of W Industries in the second quarter of 2011, offset partially by the acquisition of a manufacturing plant in Artern, Germany in the first quarter of 2010.

Net Cash Provided by Financing Activities. Net cash provided by financing activities was $49.7 million during the nine months ended September 30, 2011 compared to $9.7 million during the nine months ended September 30, 2010. The $40 million change was attributable primarily to increased borrowings to assist in funding of operations offset partially by the redemption of $34.5 million of our senior secured notes and $5.1 million purchase of treasury stock.

Working Capital

We manage our working capital by monitoring key metrics principally associated with inventory, accounts receivable and accounts payable. We have implemented various inventory control processes that have allowed us to maintain our quarterly average inventory days on hand, which have remained approximately 14 days. Although our inventory levels increased from $73.2 million at December 31, 2010 to $91.3 million at September 30, 2011, that increase reflects primarily higher volumes and supply and production disruptions. We have continued our efforts to match the terms on which we pay our suppliers with the payment terms we receive from our customers in an effort to remain cash flow neutral with respect to our trade payables and receivables.

On September 30, 2011 and December 31, 2010, we had working capital balances of $30.5 million and $(10.3) million, respectively. We negotiate our payment terms to our vendors to either match or exceed the payment terms that we receive from our customers on our accounts receivable and our pre-paid tooling. In addition, we actively manage our inventory balances to minimize the inventory on hand which is facilitated by our customers’ just-in-time manufacturing process. We also have a substantial portion of our foreign subsidiary debt subject to annual renewal. Historically, we have been successful in renewing this debt as it becomes due. As of September 30, 2011, we had available liquidity (the components of which are described below under “—Sources and Uses of Liquidity”) of $183.6 million, which we believe is adequate to fund our working capital requirements for at least the next 12 months.

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

Sources and Uses of Liquidity

At September 30, 2011, we had available liquidity in the amount of $183.6 million, which consisted of $96.7 million of cash on hand and unutilized borrowing availability of $63.8 million and $23.1 million, respectively, under our U.S. and foreign credit facilities. As of December 31, 2010 and September 30, 2010, we had available liquidity in the amount of $285.4 million and $188 million, respectively.

As of September 30, 2011, we had short term debt of $110.8 million, of which $70.5 million related to debt in South Korea, $24.2 million related to receivables factoring in Europe, $15.8 million related to debt in Brazil, and $0.3 million related to indebtedness owed to the Detroit Investment Fund. The majority of our South Korean debt and Brazilian debt is subject to annual renewal. Historically, we have been successful in renewing this debt on an annual basis, but we cannot assure you that this debt will continue to be renewed or, if renewed, that this debt will continue to be renewed under the same terms. The receivables factoring in Europe consists of uncommitted, demand facilities which are subject to termination at the discretion of the banks, although we have not experienced any terminations by the banks at any time since the inception of Tower Automotive, LLC. We believe that we will be able to continue to renew the majority of our South Korean and Brazilian debt and to continue the receivables factoring in Europe.

During the third quarter of 2011, in South Korea, we renewed $16.7 million (KRW 19.8 billion) of maturing unsecured indebtedness and $4.2 million (KRW 5 billion) of maturing secured indebtedness for an additional year, renewed $21.1 million (KRW 25 billion) of a maturing secured bond and $11.8 million (KRW 14 billion) of maturing secured indebtedness until September 2013, and renewed $8.4 million (KRW 10 billion) of maturing secured indebtedness until August 2014. We also were provided two unsecured one-year credit lines with availability of $6.7 million (KRW 8 billion), of which $3.4 million (KRW 4 billion) was borrowed as of September 30, 2011. In addition, we renewed $1.7 million (KRW 2 billion) of unsecured indebtedness that was scheduled to mature in November 2011 until May 2012 and was provided $0.8 million (KRW 1 billion) of additional availability on the facility. The terms of the new loans and credit lines are substantially the same as the other portfolio loans. In Brazil, two of the local banks provided us with $5.3 million (R$9.7 million) in new term loans. All three loans have maturity dates greater than one-year, ranging from July 2021 through September 2021. All three loans have interest rates of 8.7% per annum, which are lower than the weighted average interest rate of the other portfolio loans. In addition, two of the local banks provided us with $5.5 million (R$10 million) in new one-year term loans. The terms of the new loans are substantially the same as the other portfolio loans. All of the new loans replace four one-year term loans with aggregate indebtedness of $12.6 million (R$23 million) that matured during the quarter.

During the second quarter of 2011, we renewed $6.2 million (KRW 7.3 billion) of maturing secured indebtedness in South Korea for an additional year. The terms of the new loans are substantially the same as the other portfolio loans. In Brazil, three local banks provided us with $9.2 million (R$16.9 million) in new term loans. All three loans have maturity dates greater than one-year ranging from October 2012 through June 2014. The interest rates are substantially the same as the other portfolio loans except that one of the loans (in the initial principal amount of $0.5 million (R$0.9 million)) has an interest rate of 5.5%, which is significantly lower than the interest rates on the other portfolio loans.

During the first quarter of 2011, we renewed $13.9 million (KRW 16.5 billion) of maturing secured indebtedness in South Korea for an additional year. In addition, we were provided a $1.9 million (KRW 2.2 billion) new one-year unsecured term loan. The terms of the new loans are substantially the same as the other portfolio loans. In Brazil, one of the local banks provided us with a $2.2 million (R$4 million) new one-year term loan. In addition, two of the local banks provided us with aggregate loans of $4.9 million (R$9 million) that refinanced previous loans. The terms of the new loans are substantially the same as the other portfolio loans.

Debt

As of September 30, 2011, we had outstanding indebtedness, excluding capital leases, of approximately $590.6 million, which consisted of the following:

•	$65 million indebtedness outstanding under our asset-based lending revolving credit facility;

•	$360.2 million (net of a $9.3 million discount) of indebtedness outstanding on our senior secured notes;

•	$164.5 million of foreign subsidiary indebtedness; and

•	$0.9 million of indebtedness owed to the Detroit Investment Fund.

Our asset-based revolving credit facility, which we refer to as our Amended ABL Revolver, provides for a revolving credit facility in the aggregate amount of $150 million, subject to a borrowing base limitation. Our Amended ABL revolver provides for the issuance of letters of credit in an aggregate amount not to exceed $50 million, provided that the total amount of credit (inclusive of revolving loans and letters of credit) extended under our Amended ABL Revolver is subject to an overall cap, on any date, equal to the lesser of $150 million or the amount of the borrowing base on such date. The borrowing base is based upon the value of certain of our assets, including certain of our accounts receivable, inventory and PP&E, and thus changes from time to time depending on the value of the assets included within the borrowing base. The administrative agent for this facility causes to be performed an appraisal of the assets (other than the accounts receivable) included in the calculation of the borrowing base either on an annual basis or, if our availability under the facility is less than the greater of (i) 15 percent of the total commitment (which is currently $150 million) or (ii) $22.5 million during any twelve month period, as frequently as on a semi-annual basis. In addition, if certain material defaults under the facility have occurred and are continuing, the administrative agent has the right to perform any such appraisal as often as it deems necessary in its sole discretion. Our administrative agent may make adjustments to our borrowing base pursuant to these appraisals. These adjustments may negatively impact our ability to obtain revolving loans or support our letters of credit needs under our Amended ABL Revolver. Based on the value of our assets at September 30, 2011, we were entitled to borrow $128.8 million under our Amended ABL Revolver at September 30, 2011. On that date, we had $65 million of borrowings under the Amended ABL Revolver and no letters of credit outstanding under the Amended ABL Revolver. Thus, we could have borrowed an additional $63.8 million under the Amended ABL Revolver as of September 30, 2011, calculated as follows (in millions):

Revolver borrowing base	$128.8
Borrowings on revolver	65.0
Letters of credit outstanding on revolver	-

Availability	$63.8

Our Amended ABL Revolver bears interest at a base rate plus a margin or at LIBOR plus a margin. The applicable margin is determined by reference to the average availability under the Amended ABL Revolver over the preceding three months. The applicable margins as of September 30, 2011 were 2% and 3% for base rate and LIBOR based borrowings, respectively. Borrowings outstanding under our Amended ABL Revolver may vary significantly from time to time depending on our cash needs at any given time. Our Amended ABL Revolver matures in June 2016.

Our Amended Revolving Credit Facility Agreement contains customary covenants applicable to certain of our subsidiaries. The Amended Revolving Credit Facility Agreement contains a financial maintenance covenant ratio (the “Fixed Charge Coverage Ratio”) based on the ratio of consolidated adjusted EBITDA to consolidated fixed charges, each as defined in the Amended Revolving Credit Facility Agreement. If less than 12.5 percent of the total commitment is available under the facility for more than two consecutive days, we are required to maintain a consolidated Fixed Charge Coverage Ratio of not less than 1.00 to 1.00 on a rolling four quarter basis. If we are required at any time to maintain the consolidated Fixed Charge Coverage Ratio, such requirement will end if more than 12.5 percent of the total commitment is available (provided that such number cannot be less than $12.5 million) for twenty consecutive days. Our Letter of Credit Facility contains the same Fixed Charge Coverage Ratio as set forth in the Amended Revolving Credit Facility Agreement (as such covenant is only applicable under the Letter of Credit Facility Agreement to the same extent, and at the same times, that it is applicable under the Amended Revolving Credit Facility

Agreement). During the third quarter of 2011, we were not required to maintain the Fixed Charge Coverage Ratio; thus, were in compliance with our covenants. Our financial condition and liquidity would be adversely impacted by the violation of any of our covenants.

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

Our other foreign subsidiary indebtedness consists primarily of borrowings in South Korea and Brazil and factoring in Italy. Factoring involves the sale of our receivables at a discount, which discount is included in interest expense. A majority of the South Korean debt and all of the Brazilian debt is subject to annual renewal. The factoring in Italy consists of uncommitted demand facilities which are subject to termination at the discretion of the applicable banks. Interest on the South Korean borrowings ranges from 5.36% to 9.96% per annum. Interest on the Brazilian debt ranges from 5.5% to 15.39% per annum.

On August 24, 2010, we consummated the sale of $430 million aggregate principal amount of our 10.625% senior secured notes (the “notes”) due 2017. The indenture governing the notes contains a provision that gives each holder of notes the right, upon a change of control, to require the Issuers to purchase all or any part of such holder’s notes at a purchase price in cash equal to 101% of the principal amount thereof plus accrued and unpaid interest. We may also redeem some or all of the notes on the terms and subject to the conditions set forth in the indenture. On December 16, 2010, we redeemed $26 million of the senior secured notes from a portion of the net proceeds of our initial public offering which resulted in a premium paid of $1.3 million. On March 30, 2011, we redeemed an additional $17 million of the senior secured notes which resulted in a premium paid of $0.9 million. On September 30, 2011, we reduced our outstanding debt by purchasing $17.5 million of our senior secured notes in the open market and immediately retired them which resulted in a premium paid of $0.4 million.

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

Off-Balance Sheet Obligations

Our only off-balance sheet obligations consist of obligations under our Letter of Credit Facility. As of September 30, 2011, letters of credit outstanding were $27.6 million under such facility.

Our Letter of Credit Facility initially provided for the issuance of up to $38 million of letters of credit with a sublimit for Euro dominated letters of credit (with an option to increase the Letter of Credit Facility to $44.5 million in the future). On August 5, 2011, we amended our Letter of Credit Facility Agreement to reduce our Letter of Credit Facility from $38 million to $30 million. Upon a third party drawing on letters of credit issued under the Letter of Credit Facility, the L/C Borrower will become obligated to pay to the lenders the amounts so drawn. The maturity date of the Letter of Credit Facility is June 13, 2014. Applicable fees are 8.5% on the total amount of the facility.

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

Interest Rate Risk

At September 30, 2011, we had total debt of $590.6 million (net of a $9.3 million discount), consisting of fixed rate debt of $417.5 million (71%) and floating rate debt of $173.1 million (29%). Assuming no changes in the monthly average variable-rate debt levels of $156.8 million and $153.6 million, excluding the retired first lien term loan, for the nine months ended September 30, 2011 and 2010, respectively, we estimate that a hypothetical change of 100 basis points in the LIBOR and alternate base rate interest rates would have impacted interest expense for each of the nine months ended September 30, 2011 and 2010 by $1.2 million and $1.2 million, respectively. A 100 basis point increase in interest rates would not materially impact the fair value of our fixed rate debt.

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

Our strategy for managing currency risk relies primarily upon conducting business in a foreign country in that country’s currency. We may, from time to time, also participate in hedging programs intended to reduce our exposure to currency fluctuations. We believe that the effect of a 100 basis point movement in foreign currency rates against the U.S. dollar would not have materially affected our results of operations or cash flows for the nine months ended September 30, 2011 and 2010. However, we believe that the effect of a 100 basis point movement in the Euro to the U.S. dollar has the potential to materially affect our stockholders’ equity whereas we do not believe a 100 basis point movement in other foreign currencies would have a material impact. As of September 30, 2011, we estimated that a hypothetical change of 100 basis points in the Euro to the U.S. dollar exchange rate would have impacted stockholders’ equity by approximately $2.9 million.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2011. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of September 30, 2011, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1A. Risk Factors.

There have been no material changes in our risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities

On July 20, 2011, one half of the restricted stock units (“RSUs”) granted at the time of our initial public offering vested. We reduced the number of shares issuable upon vesting by 300,371 shares, valued at a price of $17.08 per share, to cover the withholding taxes for certain of the vested participants. This information is reflected in the table below:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (1)
July 1 through July 31, 2011	300,371	$17.08
August 1 through August 31, 2011	-	-
September 1 through September 30, 2011	-	-

Total	300,371	$17.08

(1)	We have not announced a general plan or program to purchase shares.

Item 6. Exhibits.

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer

32.1	Section 1350 Certification of the Chief Executive Officer *

32.2	Section 1350 Certification of the Chief Financial Officer *

101.INS	XBRL Instance Document **

101.SCH	XBRL Taxonomy Extension Scheme Document **

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **

101.LAB	XBRL Taxonomy Extension Label Linkbase Document **

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

*	Furnished, not filed
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

Tower International, Inc.

Date: November 3, 2011	/s/ James C. Gouin
James C. Gouin
Chief Financial Officer

Index to Exhibits

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer

32.1	Section 1350 Certification of the Chief Executive Officer *

32.2	Section 1350 Certification of the Chief Financial Officer *

101.INS	XBRL Instance Document **

101.SCH	XBRL Taxonomy Extension Scheme Document **

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **

101.LAB	XBRL Taxonomy Extension Label Linkbase Document **

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

*	Furnished, not filed
**

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Exchange Act and otherwise are not subject to liability under those sections.