Form 10-K
period 2011-12-31
Tower International, Inc.
filed 2012-03-08
CIK 1485469

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:	Commission file number:
December 31, 2011	001-34903

TOWER INTERNATIONAL, INC.

(Exact name of Registrant as specified in its charter)

Delaware	27-3679414
(State of Incorporation)	(IRS Employer Identification Number)

17672 Laurel Park Drive North, Suite 400 E Livonia, Michigan	48152
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (248) 675-6000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15d of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐       Accelerated filer ☒       Non-accelerated filer ☐       Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant, computed by reference to the average high and low trading prices of the common stock as of the closing of trading on June 30, 2011, was approximately $177,881,000.

There were 19,683,032 shares of the registrant’s common stock outstanding at March 5, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions, as expressly described in this report, of the Registrant’s Proxy Statement for the 2012 Annual Meeting of the Stockholders are incorporated by reference into Part III.

TOWER INTERNATIONAL, INC. — FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

10-K Pages
PART I
Item 1. Business	1
Item 1A. Risk Factors	14
Item 1B. Unresolved Staff Comments	27
Item 2. Properties	27
Item 3. Legal Proceedings	28
Item 4. Mine Safety Disclosures	28
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Repurchases of Equity Securities	29
Item 6. Selected Financial Data	30
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	33
Item 7A. Quantitative and Qualitative Disclosures about Market Risk	55
Item 8. Financial Statements and Supplementary Data	57
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	107
Item 9A. Controls and Procedures	107
Item 9B. Other Information	107
PART III
Item 10. Directors, Executive Officers, and Corporate Governance	108
Item 11. Executive Compensation	108
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	108
Item 13. Certain Relationships and Related Transactions, and Director Independence	109
Item 14. Principal Accountant Fees and Services	109
PART IV
Item 15. Exhibits and Financial Statement Schedules	110
Signatures	117
Exhibit Index	118
Exhibits
EX-21
EX-23
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101.INS
EX-101.SCH
EX-101.CAL
EX-101.LAB
EX-101.PRE

i

PART I

Item 1. Business

Our Company

We are a leading integrated global manufacturer of engineered structural metal components and assemblies primarily serving automotive original equipment manufacturers, or OEMs. We offer our automotive customers a broad product portfolio, supplying body-structure stampings, frame and other chassis structures, as well as complex welded assemblies, for small and large cars, crossovers, pickups and sport utility vehicles, or SUVs.

Our products are manufactured at 34 production facilities strategically located near our customers in North America, South America, Europe and Asia. We support our manufacturing operations through nine engineering and sales locations throughout the world. We are a disciplined, process-driven company with an experienced management team that has a history of implementing sustainable operational improvements. For the year ended December 31, 2011, we generated revenues of $2.4 billion and net income attributable to Tower International, Inc. of $8.1 million. In addition, we had Adjusted EBITDA of $227.6 million and an Adjusted EBITDA margin of 9.5% for the year ended December 31, 2011. (Item 7 of this Annual Report and note 16 to our consolidated financial statements include a discussion of Adjusted EBITDA as a non-GAAP measure).

We believe that our product capabilities, our geographic, customer and product diversification, and our competitive cost position us to benefit from the long-term recovery in North American and European automotive industry production and we have made recent investments in Brazil and China to expand our footprint in these rapidly growing markets. We also intend to leverage our program management and engineering expertise to pursue additional growth opportunities outside of our existing automotive markets.

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

Our Corporate Conversion and Initial Public Offering (“IPO”)

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

On October 15, 2010, our common stock began trading on the New York Stock Exchange following our IPO, through which we raised $80.2 million of proceeds in connection with the sale of 6,633,722 shares of common stock.

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

Our Strategy

Our strategy is to strengthen our leadership position as a supplier to the global automotive industry and to expand opportunistically into non-automotive markets, seeking to capitalize on opportunities beyond the expected automotive industry recovery. We believe that our core strengths described below position us to continue to provide a high-quality, compelling value proposition to our customers, enabling profitable growth. We also believe it is important to maintain a sound balance sheet and that the reduction of our debt over the long-term will enhance stockholder values. Specific strategic objectives include:

Revenue Growth

Our strategy for revenue growth has three main pillars: organic automotive growth, expansion into markets adjacent to the automotive industry, and opportunistic acquisitions and joint ventures.

Organic Automotive Growth:  Although near-term uncertainties exist in some parts of the world, we believe that vehicle growth will be above-average over the next three-to-five years. Having significantly improved our cost structure over the last several years, we believe that we are poised to benefit from the long-term cyclical recovery in the European and North American markets and to grow in developing markets like Brazil and China, which we believe have above-average secular growth prospects. Capacity expansions in China and Brazil are expected to lead to more significant growth in subsequent years while maintaining good geographic, customer and platform diversification. For example, we launched an additional facility in Contagem, Brazil during the fourth quarter of 2011.

Expansion into Other Non-Automotive Markets:  We intend to continue to leverage our integrated engineering, manufacturing and program management expertise to pursue growth opportunities in non-automotive markets. Although this is expected to be a minor percentage of our business for several years, we believe there is a significant longer term opportunity for expansion and diversification of our revenue.

Opportunistic Acquisitions and Joint Ventures:  We intend to analyze and pursue acquisition opportunities where we believe we can add value and realize synergies by improving operating results through the application of our processes. We anticipate that the automotive structural metals and assemblies sector will experience increased consolidation and believe that we are well-positioned to participate successfully in that evolution. We also intend to seek suitable partners to set up additional joint ventures in developing automotive markets such as China, which we believe have above-average secular growth prospects. Further, to support our expansion into non-automotive markets, we may pursue acquisitions that align with our non-automotive initiatives such as the acquisition of substantially all of the assets of W Industries, which operates in the defense and aerospace industry, during the second quarter of 2011.

We are expanding capacity at our existing joint ventures in China through additional facilities located in Chengdu, Changchun, and Dalian. In addition, we reached an agreement with Xiangtan Ditong Automotive Industrial Machinery Co., Ltd. (DIT) in July 2011 to form a joint venture in which we exercise control that was approved by the Chinese government in September 2011. During the fourth quarter of 2011, the joint venture partner contributed its facility located in Xiangtan, China. In February 2012, one of our foreign subsidiaries reached an agreement with Ningbo Beilun Ditong Auto Parts Co., Ltd. (a subsidiary of Ditong Automotive Products Co., Ltd) and Zhejiang Jirun Automobile Co.Ltd. (a subsidiary of Geely Automobile Co,.Ltd), subject to the approval of the Chinese government, to form a majority-owned joint venture located in Ningbo, China. As a result of these actions, we have increased our manufacturing presence in China from two plants to seven plants which will better position us to participate in the expected growth.

Maintain a Sound Balance Sheet

We consider it critical to maintain a sound balance sheet and intend to de-lever the balance sheet over time. During 2010, we refinanced a substantial portion of our long-term debt extending maturities through 2017. Additionally, during 2011 we amended and extended our revolving credit facility which will now mature in 2016. Although near-term cash requirements to fund expansion are expected to limit our cash flow generation, we believe lowering our debt will enhance stockholder value and we intend to reduce our debt when it is practical to do so.

Intense Focus on Cash Flow

We have a common focus and an alignment of management incentives throughout our company on the importance of operating cash flow. For example, we track cash on a daily basis and our global bonus program is partly tied to cash flow metrics. This common focus and aligned incentive with respect to cash flow among all our employees helps us in seeking to create value for our stockholders.

Our Competitive Strengths

Geographic Diversification

We are well-diversified geographically, which positions us to participate in growth opportunities as they occur over time around the world and mitigates the impact of regional production fluctuations on our business. These potential opportunities range from near-term cyclical volume recovery in North America to continued growth in emerging markets such as Brazil and China. Proximity to end customers is especially important in our business because size and weight make our products difficult and expensive to transport. Our geographic mix as a percent of revenues for 2011, 2010 and 2009 is shown below:

Geographic Mix (% of Revenues)

	Year Ended December 31,
Region	2011	2010	2009
Europe	35%	36%	40%
North America	35%	32%	29%
South Korea	15%	14%	12%
South America	9%	10%	10%
China	6%	8%	9%
Total	100%	100%	100%

Customer Diversification

We have a well-diversified customer mix as eight different OEMs individually accounted for 5% or more of our revenues in 2011. European OEMs, including Volvo and Opel, were our biggest customer group in 2011, followed by Asian OEMs, including Hyundai/Kia and Chery, and North American OEMs, such as Ford, General Motors, and Chrysler (which we refer to as the “Detroit 3”). With this customer diversification, we believe we are well-positioned to participate in the anticipated automotive industry recovery, while also mitigating our exposure to any individual customer. The below charts summarize our customer mix as a percent of revenues in 2011, 2010 and 2009.

Customer Mix (% of Revenues)

	Year Ended December 31,
Customer	2011	2010	2009
Ford	17%	13%	13%
VW	17%	16%	17%
Hyundai/Kia	14%	13%	10%
Fiat	9%	11%	13%
Chrysler	7%	7%	5%
Volvo	7%	8%	10%
Nissan	6%	7%	6%
Daimler	5%	5%	5%
BMW	4%	4%	5%
Toyota	3%	5%	5%
PSA	2%	1%	1%
Chery	1%	2%	3%
Honda	1%	2%	2%
Other	7%	6%	5%
Total	100%	100%	100%

Customer Mix by Region (% of Revenues)

	Year Ended December 31,
OEM	2011	2010	2009
European OEMs	47%	49%	54%
Asian OEMs	27%	30%	28%
Detroit 3 OEMs	25%	21%	18%
Other	1%	—	—
Total	100%	100%	100%

Platform Diversification

Our products are offered on a diverse mix of vehicle platforms, reflecting the balanced portfolio approach of our business model and the breadth of our product capabilities. We believe that our platform diversification provides us an opportunity to participate in an industry recovery without being overly exposed to a single vehicle model or OEM. We supply products to approximately 176 vehicle models globally to 13 of the 15 largest OEMs based on 2011 production volumes.

Vehicle Platform Mix (% of Revenues)

	Year Ended December 31,
Vehicle Platform	2011	2010	2009
Small Cars	37%	43%	49%
Large Cars	26%	24%	21%
Other – Light Trucks	19%	13%	12%
North American Framed Vehicles	18%	20%	18%
Total	100%	100%	100%

The term “small cars” refers to passenger cars that are classified by IHS Automotive®, or IHS, in the smallest three of IHS’s four categories of passenger cars, the term “large cars” refers to the largest category of passenger cars, multi-purpose vehicles and cross-over vehicles that are based on a unibody structure, the term “other – light trucks” refers to SUVs that are based on a unibody structure, minivans, and light trucks in the international regions, and the term “North American framed vehicles” refers to vehicles such as pick-up trucks and SUVs that are built on a full-frame structure.

The reports prepared by IHS referred to in this Annual Report are subscription-based. All references in this report to historical industry production volumes, projections, estimates or other data attributable to IHS are based on data available from the IHS February 2012 forecast.

Competitive Cost Structure

Based on the cost improvement actions taken and the results we have achieved, we believe we have a competitive cost structure. For example, we believe our labor rate for hourly production workers is at a competitive level for our sector. Our pension plan is frozen and does not accrue additional benefits and our post-retirement life insurance plan is capped. In addition, our current leadership team actively focuses on constantly improving our productivity and manufacturing throughput, which we refer to as efficiencies, to further improve our cost structure.

We measure our operating efficiencies in manufacturing and purchasing cost reductions as a percentage of our material and manufacturing costs. We believe the typical percentage for our industry is approximately 2% to 3%. Our ability to control our costs is directly linked to our ability to offset price reductions and other cost increases with reductions in operating costs through the implementation of various manufacturing, purchasing, administrative and other efficiencies. We seek to drive costs out of our operations through several ongoing initiatives, including the use of Lean Six Sigma principles and labor best practices standardization.

Our Products

We produce a broad range of structural components and assemblies, many of which are critical to the structural integrity of a vehicle.

Product Offerings

Body structures and assemblies

Body structures and assemblies form the basic upper body structure of the vehicle and include structural metal components such as body pillars, roof rails and side sills. This category also includes Class A surfaces and assemblies, which are the “exterior skin” of the vehicle — body sides, hoods, doors, fenders and pickup truck boxes. These components form the appearance of the vehicle, calling for flawless surface finishes.

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

Other

We also manufacture a variety of other automotive products and defense and aerospace products.

Product Mix

We have a well-diversified product group mix. Our product group mix as a percent of revenues for 2011, 2010 and 2009 is shown below:

Product Group Mix (% of Revenues)

	Year Ended December 31,
Product Group	2011	2010	2009
Body structures and assemblies	52%	53%	56%
Complex body-in-white assemblies	24%	20%	17%
Chassis, lower vehicle structures and suspension components	22%	26%	25%
Other	2%	1%	2%
Total	100%	100%	100%

Overview of Major Vehicle Models

The following table presents an overview of the major vehicle models for which we supply products:

OEM	Models	Product Type
Europe
Volvo	S40 / V50 / C30 / C70	Complex Assembly
VW	Cayenne / Touareg / Q7	Body Structures & Complex Assembly
	Octavia	Body Structures
	Caddy Van	Body Structures
	up!	Body Structures
	Citigo	Body Structures
	Mii	Body Structures
BMW	1 / 3 Series	Body Structures
Daimler	Sprinter / Crafter	Body Structures & Complex Assembly
Fiat	500	Body Structures
	Bravo	Body Structures
	Ducato	Body Structures
	MiTo	Body Structures
	Punto	Body Structures
	Giuletta	Body Structures
Opel	Astra	Body Structures
North America
Ford	Econoline	Frame Assembly
	Explorer	Complex Assembly
	Expedition / Navigator	Body Structures
	F-Series	Body Structures
	Focus	Body Structures
	Taurus / MKS	Complex Assembly
Chrysler	Grand Caravan / Town & Country	Body Structures
	Wrangler	Frame Assembly
	Grand Cherokee	Body Structures
Nissan	Frontier / Xterra / Pathfinder	Body Structures & Frame Assembly
	Titan / Armada	Frame Assembly
	NV Series	Frame Assembly
Toyota	Camry	Body Structures

OEM	Models	Product Type
Asia
Hyundai	Bongo Truck	Body Structures & Frame Assembly
	Carens	Body Structures
	Carnival	Frame Assembly
	Forte	Body Structures
	Mohave	Frame Assembly
	Morning	Body Structures
	Sorento	Body Structures & Frame Assembly
	Sportage	Body Structures
	Tucson ix	Body Structures
	K5	Body Structures
	Starex	Body Structures
	Pride	Body Structures
FAW-VW	Bora / Golf A4	Chassis
	Jetta	Chassis
Chery	Cowin 3	Chassis
	Tiggo	Chassis
	Fulwin 2	Chassis
	A3	Chassis
SAIC	Roewe 550	Chassis
Fiat	343c	Body Structures
Geely	SV5	Body Structures
South America
VW	Gol	Body Structures
	Saveiro	Body Structures
	Fox	Body Structures
Fiat	Palio / Doblo	Body Structures
	Punto	Body Structures
	Strada	Body Structures
Honda	Civic	Body Structures
	Fit	Body Structures

International Operations

We have significant manufacturing operations outside the United States, and in 2011, approximately 65% of our revenues originated outside the United States. For information regarding potential risks associated with our international operations, see “Risk Factors — We are subject to risks related to our international operations.” See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and note 16 to our consolidated financial statements for further information regarding our international operations.

Manufacturing and Operations

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

We require significant quantities of steel in the manufacture of our products. Our products use various grades and thicknesses of steel and aluminum, including high-strength, hot- and cold-rolled, galvanized, organically coated, stainless, and aluminized steel. Although changing steel prices affect our results, we seek to be neutral with respect to steel pricing over time, with the intention of neither making nor losing money as steel prices fluctuate. The pricing of our products includes a component for steel which increases as steel prices increase and decreases as steel prices decrease. For our North American customers and several of our other customers, we purchase steel through our customers’ resale programs, where our customers actually negotiate the cost of steel for us. In other cases, we procure steel directly from the mills, negotiating our own price and seeking to pass through steel price increases and decreases to our customers.

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

We are committed to sustaining Lean Six Sigma principles throughout our manufacturing processes. We utilize Lean Six Sigma principles to increase the efficiency of our operations and to reduce operating costs, thereby improving our cost competitiveness. We have accomplished efficiency improvements while at the same time improving our quality, with customer-reported defects averaging about 30 per million parts delivered in 2011, which we believe is world-class performance.

Supply Base — Manufactured Components and Raw Materials

We purchase various manufactured components and raw materials for use in our manufacturing processes. All of these components and raw materials are available from numerous sources. We employ just-in-time manufacturing and sourcing systems enabling us to meet customer requirements for faster deliveries while minimizing our need to carry significant inventory levels. The primary raw material used to produce the majority of our products is steel. We purchase hot- and cold-rolled, galvanized, organically coated, stainless and aluminized steel from a variety of suppliers. We purchase a portion of our steel from certain of our customers through various OEM resale programs. The purchases through customer resale programs have buffered the impact of price swings associated with the procurement of steel. The remainder of our steel purchasing requirements are met through contracts with steel producers and market purchases. In addition, we procure small- and medium-sized stampings, fasteners, tubing, and rubber products.

Sales, Marketing and Distribution

Our sales and marketing efforts are designed to create awareness of our engineering, program management, manufacturing and assembly expertise, and to translate our leadership position into contract wins. We have developed a sales team that consists of an integrated group of professionals, including skilled engineers and program managers, which we believe provides the appropriate mix of operational and technical expertise needed to interface successfully with OEMs. We sell directly to OEMs through our sales and engineering teams at our technical and customer service centers strategically located around the world. Bidding on automotive OEM platforms typically encompasses many months of engineering and business development activity. We integrate our sales force directly into our operating team and work closely with our customers throughout the process of developing and manufacturing a product. Our proximity to our customer base enables us to enjoy close relationships with our customers and positions us well to seek future business awards.

Customers

We have developed long-standing business relationships with our automotive customers around the world. We work together with our customers in various stages of production, including development, component sourcing, quality assurance, manufacturing and delivery. With a diverse mix of products and facilities in major markets worldwide, we believe we are well-positioned to meet customer needs. We believe we have a strong, established reputation with customers for providing high-quality products at competitive prices, as well as for timely delivery and customer service. Given that the automotive OEM business involves long-term production contracts awarded on a platform-by-platform basis, we believe we can leverage our strong customer relationships to obtain new platform awards.

Customer Support

We have nine engineering and sales locations throughout the world, including a 24-hour engineering support center in India. We believe that we provide effective customer solutions, products and service to our customers globally. Our customer service group is organized into customer-dedicated teams within regions to provide more focused service to our clients.

Seasonality

Our business is seasonal. Our customers in Europe typically shut down vehicle production during portions of July or August and during one week in our fourth quarter. Our North American customers typically shut down vehicle production for approximately two weeks during July and for one week during December. Our quarterly results of operations, cash flows and liquidity may be impacted by these seasonal practices. For example, our working capital is directly impacted which typically results in a use of cash during the first half of the year and cash generation in the second half of the year. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion on working capital.

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

We believe that we compete effectively with other leading suppliers in our market. The strength and breadth of our program management and engineering capabilities, as well as our geographic, customer and platform diversification, provide the necessary scale to attempt to optimize our cost structure. We follow manufacturing practices designed to improve efficiency and quality, including manpower standardization and global inventory reduction initiatives, all of which enable us to manage inventory so that we can deliver quality components and systems to our customers in the quantities and at the times ordered.

Our major competitors include: Magna International, Inc. (Cosma division), Gestamp Automocion, Martinrea International, Gruppo Magnetto, Benteler Automotive, Sungwoo, and Hwashin. We compete with other competitors with respect to certain of our products and in particular geographic markets. The number of our competitors has decreased in recent years and we believe will continue to decline due to continued supplier consolidation and the recent economic downturn. We expect that OEMs will continue to be increasingly focused on the financial strength and viability of their supply base. We believe that such scrutiny of suppliers will result in additional contraction in the supply base and may force combinations of some suppliers.

In addition, a number of our major OEM customers manufacture products that compete with our products. Our OEM customers tend to outsource less when they have idle capacity. Although these OEM customers have indicated that they will continue to rely on outside suppliers, they could elect to increase the extent to which they manufacture products to meet their own requirements or to compete with us.

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

As of December 31, 2011, we had three consolidated joint ventures in China: TWA WuHu, which we refer to as WuHu, Changchun Tower Golden Ring Automotive Products Co., Ltd., which we refer to as TGR, and Xiangtan Ditong Automotive Industrial Machinery Co., Ltd. (DIT), which we refer to as Xiangtan. In February 2012, one of our foreign subsidiaries reached an agreement with Ningbo Beilun Ditong Auto Parts Co., Ltd. (a subsidiary of Ditong Automotive Products Co., Ltd) and Zhejiang Jirun Automobile Co.Ltd. (a subsidiary of Geely Automobile Co,.Ltd), subject to the approval of the Chinese government, to form a majority-owned joint venture located in Ningbo, China.

Our WuHu joint venture consists of an 80% equity interest in WuHu, a joint venture limited liability company located in WuHu City, Anhui Province, China. This joint venture primarily serves to supply Chery with front and rear lower vehicle structure modules and their respective replacement platforms.

Our TGR joint venture consists of a 60% equity interest in TGR, a joint venture limited liability company located in the City of Changchun, Jilin Province, China. Our TGR joint venture primarily supplies FAW-VW Automotive Company Limited and FAW Automotive Company Limited with structure based components, including sub-frames, cross members with motor carriers, rear axles, frame front-ends, and control arms and the structural components for other vehicles.

Our Xiangtan joint venture consists of a 50% equity interest in Xiangtan, a joint venture limited liability company located in Xiangtan, Hunan Province, China. Presently, this joint venture primarily supplies Geely with underbody stampings, but is constructing a new facility to service the Fiat/Guangzhou Automotive joint venture in Changsha, China with chassis, body, and roll formed assemblies.

Employees

As of December 31, 2011, we had approximately 8,600 employees worldwide, of whom approximately 5,500 were covered under collective bargaining agreements that expire at various times.

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

Environmental laws, regulations and permits, and the enforcement thereof, change frequently and have tended to become more stringent over time. In particular, more rigorous GHG emission requirements are in various stages of development. For example, the United States Congress has considered legislation that would establish a nationwide limit on GHGs, and the Environmental Protection Agency, or EPA, has issued regulations limiting GHG emissions from mobile and stationary sources pursuant to the federal Clean Air Act. Any regulation of GHG emissions, including through a cap-and-trade system, technology mandate, emissions tax, reporting requirement or other program, could subject us to significant costs, including those relating to emission credits, pollution control equipment, monitoring and reporting, as well as increased energy and raw material prices. In addition, our OEM customers may seek price reductions from us to account for their increased costs resulting from GHG regulations. Further, growing pressure to reduce GHG emissions from mobile sources could reduce automobile sales, thereby reducing demand for our products and ultimately our revenues. Although there is still significant uncertainty surrounding the scope, timing and effect of future GHG regulation, any such regulation could have a material adverse impact on our business, financial condition, results of operations, reputation, product demand and liquidity.

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

Segment Overview

See note 16 to our consolidated financial statements for information on our operating and reportable segments.

Public Information

We maintain a website at http://www.towerinternational.com. We will make available on our website, free of charge, the proxy statements and reports on Forms 8-K, 10-K and 10-Q that we file with the United States Securities and Exchange Commission, or SEC, as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. Additionally, we have adopted and posted on our website a Code of Business Conduct that applies to, among other people, our principal executive officer, principal financial officer and principal accounting officer. We intend to disclose any waivers of the Code of Business Conduct on our website. We will provide, free of charge, a copy of our Code of Business Conduct to any person who requests such a copy. All such requests should be directed to our Executive Director, Investor & External Relations, c/o Tower International, Inc., 17672 Laurel Park Drive North, Suite 400 E, Livonia, Michigan 48152.

Disclosure Regarding Forward-Looking Statements

This Annual Report contains statements which constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve substantial risks and uncertainties. The forward-looking statements can be identified by the words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” “project,” and other similar expressions. Forward-looking statements are made as of the date of this report and are based upon management’s current expectations and beliefs concerning future developments and their potential effects on us. Such forward-looking statements are not guarantees of future performance. The following important factors, and those important factors described elsewhere in this Annual Report, including the matters set forth under the captions entitled “Risk Factors” and “Quantitative and Qualitative Disclosures About Market Risk” could cause our actual results to differ materially from estimates or expectations reflected in such forward-looking statements:

•	automobile production volumes;
•	the financial condition of our customers and suppliers;
•	our ability to make scheduled payments of principal or interest on our indebtedness and comply with the covenants and restrictions contained in the instruments governing our indebtedness;
•	our ability to refinance our indebtedness;

•	our ability to generate non-automotive revenues;
•	our ability to operate non-automotive businesses;
•	risks associated with non-U.S. operations, including foreign exchange risks and economic uncertainty in some regions;
•	any increase in the expense and funding requirements of our pension and postretirement benefits;
•	our customers’ ability to obtain equity and debt financing for their businesses;
•	our dependence on our largest customers;
•	pricing pressure from our customers;
•	work stoppages or other labor issues at our facilities or at the facilities of our customers or suppliers;
•	our ability to integrate acquired businesses; and
•	costs or liabilities relating to environmental and safety regulations.

Any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update or revise any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

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

Item 1A. Risk Factors.

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

The global economic crisis that prevailed throughout 2008 and 2009 resulted in delayed and reduced purchases of durable consumer goods, such as automobiles. Although the global economic climate improved during 2010 and 2011, the global economy has not recovered to levels previously experienced and remains fragile. If the global economy were to take another significant downturn, depending upon its length, duration and severity, our business, financial condition, results of operations, and cash flow would again be materially adversely affected.

In addition, there has been significant economic instability in several countries in the European Union where we conduct business. Europe accounted for approximately 35% of our consolidated revenues for the year ended December 31, 2011. The economic instability caused by the sovereign debt crisis in countries in which we operate in Europe could adversely affect our business, financial condition, results of operations and cash flows as well as negatively impact our access to, and cost of, capital.

We have invested substantial resources in markets where we expect growth and we may be unable to timely alter our strategies should such expectations not be realized.

Our future growth is dependent on our making the right investments at the right time to support product development and manufacturing capacity in areas where we can support our customer base. We have identified China and Brazil as key markets likely to experience substantial growth, and accordingly have made and expect to continue to make substantial investments, both directly and through participation in various partnerships and joint ventures to support anticipated growth in those regions. If we are unable to deepen existing and develop additional customer relationships in these regions, we may not only fail to realize expected rates of return on our existing investments, but we may incur losses on such investments and be unable to timely redeploy the invested capital to take advantage of other markets, potentially resulting in lost market share to our competitors. Our results will also suffer if these regions do not grow as quickly as we anticipate.

Our business in China is subject to aggressive competition and is sensitive to economic and market conditions.

Maintaining a strong position in the Chinese market is a key component of our global growth strategy. The automotive supply market in China is highly competitive, with competition from many of the largest global manufacturers and numerous smaller domestic manufacturers. As the size of the Chinese market continues to increase, we anticipate that additional competitors, both international and domestic, will seek to enter the Chinese market and that existing market participants will act aggressively to increase their market share. Increased competition may result in price reductions, reduced margins and our inability to gain or hold market share. In addition, our business in China is sensitive to economic and market conditions that drive sales volume in China. If we are unable to maintain our position in the Chinese market or if vehicle sales in China decrease or do not continue to increase, our business and financial results could be materially adversely affected.

We are subject to risks related to our international operations.

Our international operations include manufacturing facilities in Europe, China, South Korea, and Brazil, and we sell our products in each of these areas. For the year ended December 31, 2011, approximately 65% of our revenues were derived from operations outside the United States. International operations are subject to various risks that could have a material adverse effect on those operations and our business as a whole, including:

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

A significant amount of our revenues are denominated in Euros. Economic instability in the European Union and the related decline in the value of the Euro could have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, we have increased exposure to fluctuations in the Euro due to the exchange of U.S. dollar for Euro denominated debt as a result of our retirement of our outstanding first lien term loan (see note 6 to our consolidated financial statements) and the issuance of our senior secured notes in August 2010. As of December 31, 2011, we estimated that a hypothetical change of 100 basis points in the Euro to the U.S. dollar exchange rate would have impacted our stockholders’ equity by approximately $2.9 million.

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

Additionally, our earnings may be impacted by the amount of income or expense recorded for our pension plan. Generally accepted accounting principles (GAAP) in the United States require that income or expense for pension plans be calculated at the annual measurement date using actuarial assumptions and calculations. These calculations reflect certain assumptions, the most significant of which relate to the capital markets, interest rates and other economic conditions. Changes in key economic indicators can change these assumptions. These assumptions, along with the actual value of assets at the measurement date, will impact the calculation of pension expense for the year. Although GAAP expense and pension contributions are not directly related, the key economic indicators that affect GAAP expense also affect the amount of cash that we would contribute to our pension plan. As a result of current economic instability, the investment portfolio of the pension plan has experienced volatility. Because the values of these pension plan assets have fluctuated and will fluctuate in response to changing market conditions, the amount of gains or losses that will be recognized in subsequent periods, the impact on the funded status of the pension plan and the future minimum required contributions, if any, could have a material adverse effect on our business, financial condition, results of operations and cash flows, but such impact cannot be determined at this time.

The automobile industry is highly cyclical and cyclical downturns in our domestic or international business segments negatively impact our business, financial condition, results of operations and cash flows.

The volume of automotive production in North America, Europe and the rest of the world has fluctuated, sometimes significantly from year-to-year, and such fluctuations give rise to changes in demand for our products. Because we have significant fixed production costs, relatively modest declines in our customers’ production levels can have a significant adverse impact on our results of operations.

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

The automotive parts industry is highly competitive. Although the overall number of competitors has decreased due to ongoing industry consolidation, we face significant competition within each of our major product areas, including from new competitors entering the markets that we serve, and OEMs may seek to integrate vertically. The principal competitive factors include price, quality, global presence, service, product performance, design and engineering capabilities, new product innovation and timely delivery. We cannot assure you that we will be able to continue to compete favorably in these competitive markets or that increased competition will not have a material adverse effect on our business by reducing our ability to increase or maintain sales and profit margins. A number of our major OEM customers manufacture products which compete with our products. Our OEM customers tend to outsource less when they have idle capacity.

We principally compete for new business at the beginning of the development of new models and upon the redesign of existing models by major OEM customers. New model development generally begins three to five years prior to the marketing of such models to the public. Redesign of existing models begins during the life cycle of a platform, usually at least two to three years before the end of the platform’s life cycle. The failure to obtain new business on new models or to retain or increase business on redesigned existing models, could adversely affect our business, financial condition, results of operations, and cash flows. In addition, as a result of the relatively long lead times required for many of our structural components, it may be difficult in the short-term for us to obtain new revenues to replace any unexpected decline in the sale of existing products.

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

We operate with negative working capital which could adversely affect our business, financial condition, results of operations and cash flows.

We typically operate with a negative working capital balance; therefore, a significant reduction in sales and the related reduction in accounts receivable could significantly impact our financial condition and ability to obtain additional borrowings. The borrowings available under our revolving credit facility are subject to the calculation of a borrowing base, which is based upon the value of certain of our assets, including accounts receivable, inventory and property, plant and equipment.

We may incur material costs related to legal proceedings, which could have a material adverse impact on our business, financial condition, results of operations and cash flows.

From time to time, we are involved in legal proceedings, claims or investigations that are incidental to the conduct of our business. Some of these proceedings allege damages against us relating to environmental liabilities, personal injury claims, taxes, employment matters or commercial or contractual disputes.

We cannot assure you that the costs, charges and liabilities associated with these matters will not be material, or that those costs, charges and liabilities will not exceed any amounts reserved for them in our consolidated financial statements. In future periods, we could be subject to cash costs or non-cash charges to earnings if any of these matters are resolved unfavorably to us.

We are dependent on large customers for current and future revenues. The loss of any of these customers or the loss of market share by these customers could have a material adverse impact on us.

We depend on major vehicle manufacturers for our revenues. For example, during 2011, Ford, Volkswagen, and Hyundai/Kia accounted for 17%, 17%, and 14% of our revenues, respectively. The loss of all or a substantial portion of our sales to any of our large-volume customers could have a material adverse effect on our business, financial condition, results of operations and cash flows by reducing cash flows and by limiting our ability to spread our fixed costs over a larger revenue base. We may make fewer sales to these customers for a variety of reasons, including, but not limited to:

•	loss of awarded business;
•	reduced or delayed customer requirements;
•	OEMs’ insourcing business they have traditionally outsourced to us;
•	strikes or other work stoppages affecting production by our customers; or
•	reduced demand for our customers’ products.

See “— Deterioration in the United States and world economies could exacerbate the difficulties experienced by our customers and suppliers in obtaining financing, which, in turn, could materially and adversely impact our business, financial condition, results of operations and cash flows.”

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

We base a substantial part of our planning on the anticipated lifetime revenues of particular products. We calculate the lifetime revenues of a product by multiplying our expected price for a product by forecasted production volume during the length of time we expect the related vehicle to be in production. We use a third-party forecasting service, IHS, to provide long-term forecasts which allows us to determine how long a vehicle is expected to be in production. Lifetime revenues associated with a particular platform are not guaranteed and are not equivalent to backlog. If we over-estimate the production units or if a customer reduces its level of anticipated purchases of a particular platform as a result of reduced demand, our actual revenues for that platform may be substantially less than the lifetime revenues we had anticipated for that platform.

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

We have three joint ventures in China. At two of the joint ventures, our joint venture partner is also affiliated with the largest customer of the joint venture. As such, these partners may negotiate on behalf of customers of the joint venture for sales terms that are not in the best interest of the joint venture. More specifically, when acting on behalf of a customer, our joint venture partners effectively receive 100% of the benefits of revenues terms, but when acting as a joint venture partner we must share with them any benefits received by the joint venture. This may create a misalignment of incentives between us and our joint venture partners that could have a material adverse impact on our business.

Our ability to recognize revenues from non-automotive business is subject to several risks, any one of which could materially and adversely impact our business, financial condition, results of operations and cash flows

As we seek to expand into markets beyond vehicle structural components and assemblies, we expect to diversify our product revenues by leveraging our development, engineering and manufacturing capabilities in order to source necessary parts and components for other industries. Such diversification requires investments and resources that may not be available as needed. Even if we sign contracts in new non-automotive markets, we cannot guarantee that we will be successful in leveraging our capabilities into these new markets and thus in meeting the needs of these new customers and competing favorably in these new markets. If these customers experience reduced demand for their products or financial difficulties, our future prospects will be negatively affected as well.

Disruptions in the automotive supply chain could have a material adverse impact on our business, financial condition, results of operations and cash flows.

The automotive supply chain is subject to disruptions because we, along with our customers and suppliers, attempt to maintain low inventory levels. In addition, our plants are typically located in proximity to our customers.

Disruptions could be caused by a multitude of potential problems, such as closures of one of our or our suppliers’ plants or critical manufacturing lines due to strikes, mechanical breakdowns, electrical outages, fires, explosions or political upheaval, as well as logistical complications due to weather, earthquakes, or other natural or nuclear disasters, mechanical failures, delayed customs processing and more.

Additionally, if we are the cause for a customer being forced to halt production, the customer may seek to recoup all of its losses and expenses from us. Any disruptions affecting us or caused by us could have a material adverse impact on our business, financial condition, results of operations and cash flows.

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

As of December 31, 2011, we had approximately 8,600 employees, of whom approximately 5,500 were covered under collective bargaining agreements that expire at various times. In addition, we have specific exposure to labor strikes in our International operations related primarily to the economic instability in several countries in the European Union. If major work disruptions involving our employees were to occur, our business could be adversely affected by a variety of factors, including a loss of revenues, increased costs and reduced profitability. We cannot assure you that we will not experience a material labor disruption at one or more of our facilities in the future in the course of renegotiation of our labor arrangements or otherwise.

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

Any acquisitions or divestitures we make could disrupt our business and materially harm our financial condition, results of operations and cash flows.

We may, from time to time, consider certain acquisitions or divestitures. Acquisitions and divestitures involve numerous risks, including difficulties in the assimilation of the acquired businesses, the diversion of our management’s attention from other business concerns, the assumption of unknown liabilities, undisclosed risks impacting the target and potential adverse effects on existing business relationships with current customers and suppliers. In addition, any acquisitions or divestitures could impact our financial position or create dilution for our stockholders. We cannot assure you that any acquisitions or divestitures will perform as planned or prove to be beneficial to our operations and cash flow or that we will be able to successfully integrate any acquisitions that we undertake. Any such failure could seriously harm our financial condition, results of operations and cash flows.

The value of our deferred tax assets could become impaired, which could materially and adversely affect our operating results.

As of December 31, 2011, we had approximately $16 million in net deferred income tax assets. These deferred tax assets include net operating loss carryforwards that can be used to offset taxable income in future periods and reduce income taxes payable in those future periods. We periodically determine the probability of the realization of deferred tax assets, using significant judgments and estimates with respect to, among other things, historical operating results, expectations of future earnings and tax planning strategies. If we determine in the future that there is not sufficient positive evidence to support the valuation of these assets, due to the factors described above or other factors, we may be required to further adjust the valuation allowance to reduce our deferred tax assets. Such a reduction could result in material non-cash expenses in the period in which the valuation allowance is adjusted and could have a material adverse effect on our results of operations.

Our ability to utilize our net operating loss carryforwards may be limited and delayed. As of December 31, 2011, we had U.S. net operating loss carryforwards of approximately $190 million. Certain provisions of the United States tax code could limit our annual utilization of the net operating loss carryforwards. There can be no assurance that we will be able to utilize all of our net operating loss carryforwards and any subsequent net operating loss carryforwards in the future. There is a full valuation allowance recorded against the deferred tax asset benefit of this carryforward.

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

As of December 31, 2011, we had approximately $64 million of goodwill on our consolidated balance sheet that could be subject to impairment. In addition, if we acquire new businesses in the future, we may recognize additional goodwill, which could be significant. We could also be required to recognize additional impairments in the future and such an impairment charge could have a material adverse effect on our financial position and results of operations in the period of recognition.

We may face risks relating to climate change that could have an adverse impact on our business.

Greenhouse gas emissions have increasingly become the subject of substantial international, national, regional, state and local attention. GHG emission regulations have been promulgated in certain of the jurisdictions in which we operate, and additional GHG requirements are in various stages of development. For example, the United States Congress has considered legislation that would establish a nationwide limit on GHGs. In addition, the EPA has issued regulations limiting GHG emissions from mobile and stationary sources pursuant to the federal Clean Air Act. When effective, such measures could require us to modify existing or obtain new permits, implement additional pollution control technology, curtail operations or increase our operating costs. In addition, our OEM customers may seek price reductions from us to account for their increased costs resulting from GHG regulations. Further, growing pressure to reduce GHG emissions from mobile sources could reduce automobile sales, thereby reducing demand for our products and ultimately our revenues. Thus, any additional regulation of GHG emissions, including through a cap-and-trade system, technology mandate, emissions tax, reporting requirement or other program, could adversely affect our business, results of operations, financial condition, reputation, product demand and liquidity.

Risk Factors Relating to Our Indebtedness

We have a substantial amount of indebtedness, which could have a material adverse effect on our financial health and our ability to fund our operations, to obtain financing in the future and to react to changes in our business, and which could adversely affect the price of our common stock.

As of December 31, 2011, our total debt, including capital lease obligations, was $583.5 million. That indebtedness could limit our ability to satisfy our obligations, limit our ability to operate our businesses and impair our competitive position. For example, it could:

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

The borrowings available under our revolving credit facility are subject to the calculation of a borrowing base, which is based upon the value of certain of our assets, including accounts receivable, inventory and property, plant and equipment. The administrative agent for this facility causes a third party to perform an appraisal of the assets included in the calculation of the borrowing base either on an annual basis or, if our availability under the facility is less than $22.5 million during any twelve month period, as frequently as on a semi-annual basis. In addition, if certain material defaults under the facility have occurred and are continuing, the administrative agent has the right to perform any such appraisal as often as it deems necessary in its sole discretion.

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

Our ability to make scheduled payments on or to refinance our debt obligations, certain of which have short-term maturities, depends on our financial condition and operating performance, which is subject to prevailing economic and competitive conditions and to financial, business and other factors beyond our control. We cannot assure you that we will maintain a level of cash flows from operating activities sufficient to permit us to pay or refinance our indebtedness, including our senior secured notes (the “notes”) and our revolving credit facility.

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

As of December 31, 2011, we had $548.4 million (net of $8.7 original issue discount in respect of the issuance of the notes) of secured debt. Substantially all of our subsidiaries’ assets are pledged as collateral for our borrowings under our secured financing arrangements. Most of our domestic subsidiaries are either primary obligors or guarantors under a secured financing arrangement. Substantially all of our domestic subsidiaries’ assets are pledged as collateral for these guarantees. If we are unable to repay all secured borrowings when due, whether at maturity or if declared due and payable following a default, the agent or the lenders, as applicable, would have the right to proceed against the collateral pledged to secure the indebtedness and may sell the assets pledged as collateral in order to repay those borrowings, which could have a material adverse effect on our businesses, financial condition, results of operations and cash flows.

Risk Factors Relating to Our Common Stock

The price of our common stock may be volatile.

The price at which our common stock trades may be volatile due to a number of factors, including:

•	actual or anticipated fluctuations in our financial condition or annual or quarterly results of operations;
•	changes in investors’ and financial analysts’ perception of the business risks and conditions of our business;
•	changes in, or our failure to meet, earnings estimates and other performance expectations of investors or financial analysts;
•	unfavorable commentary or downgrades of our stock by equity research analysts;
•	our success or failure in implementing our growth plans;
•	changes in the market valuations of companies viewed as similar to us;
•	changes or proposed changes in governmental regulations affecting our business;
•	changes in key personnel;
•	depth of the trading market in our common stock;
•	failure of securities analysts to cover our common stock;
•	future sales of our common stock; and
•	the granting or exercise of employee stock options or other equity awards;

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

During the period from October 16, 2010 (the day after which our shares began trading in the public markets) through December 31, 2011, the average daily trading volume of our common stock on the New York Stock Exchange was approximately 63,000 shares, or roughly 1% of our outstanding common stock. When a relatively small number of shares are traded in a given day, the stock price can be influenced by the purchase or sale of a very small number of shares, leading to volatility in our stock price.

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

Sales of substantial amounts of our common stock in the public market, or the perception that these sales may occur, could adversely affect the price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. Our certificate of incorporation authorizes us to issue 350,000,000 shares of common stock and as of March 5, 2012 we had 19,683,032 shares of common stock outstanding. Of these outstanding shares, 7,215,166 shares of common stock are freely tradable, without restriction, in the public market unless purchased by our affiliates. The remaining 12,467,866 shares of common stock are “restricted securities,” as that term is defined in Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”), which are freely tradable subject to applicable holding period, volume and other limitations under Rule 144 or Rule 701 of the Securities Act.

The holders of the restricted securities have rights, subject to some conditions, to require us to file registration statements covering its shares or to include its shares in registration statements that we may file for ourselves or other stockholders. Once we register these shares, they can be freely sold in the public market upon issuance.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We are headquartered in Livonia, Michigan in a 76,300 square foot facility that we lease. This facility is utilized for management offices as well as certain customer service, engineering, human resources, information technology, finance and treasury functions. We believe that this facility is suitable for the activities conducted there.

Our manufacturing is conducted in 34 manufacturing facilities strategically located throughout North and South America, Europe and Asia. Our manufacturing facilities are supported by nine engineering and sales locations throughout the world.

The following table sets forth selected information regarding each of our facilities:

Facility	Country	Description of Use	Square Feet	Ownership
Americas Locations
Aruja	Brazil	Manufacturing/Office/ Technical Center	272,200	Owned
Betim	Brazil	Manufacturing	120,600	Owned
Contagem	Brazil	Manufacturing	144,200	Leased
Auburn, Indiana	United States	Manufacturing	162,800	Leased
Bardstown, Kentucky	United States	Manufacturing	601,700	Owned/Leased(1)
Bellevue, Ohio (2 locations)	United States	Manufacturing	363,700	Owned
Bluffton, Ohio	United States	Manufacturing	196,175	Leased
Chicago, Illinois	United States	Manufacturing	423,700	Leased
Clinton Township, Michigan	United States	Manufacturing	385,300	Leased
Elkton, Michigan	United States	Manufacturing	1,100,000	Owned
Grand Rapids, Michigan	United States	Office	5,900	Leased
Goodyear, Arizona	United States	Manufacturing	458,800	Leased(2)
Livonia, Michigan	United States	Corporate Office/Technical Center	76,300	Leased
Madison, Mississippi	United States	Manufacturing	270,500	Leased
Meridian, Mississippi	United States	Manufacturing	412,000	Leased
Milan, Tennessee	United States	Manufacturing	531,400	Leased(3)
Plymouth, Michigan	United States	Manufacturing	285,100	Leased
Smyrna, Tennessee	United States	Manufacturing	271,000	Leased
Upper Sandusky, Ohio	United States	Manufacturing	80,000	Leased(3)
Detroit, Michigan (2 locations)	United States	Manufacturing	992,000	Owned

Facility	Country	Description of Use	Square Feet	Ownership
International Locations
Gent	Belgium	Manufacturing	346,700	Leased
Artern	Germany	Manufacturing	150,000	Owned
Bergisch-Gladbach	Germany	Corporate Office/Technical Center	99,400	Owned(4)
Zwickau	Germany	Manufacturing	492,000	Owned/Leased(5)
Duisburg	Germany	Manufacturing	110,000	(6)
Buchholz	Germany	Manufacturing	79,900	Owned
Kaarst	Germany	Purchasing Office	3,300	Leased
Caserta	Italy	Manufacturing	262,500	Owned
Turin	Italy	Manufacturing/Office /Technical Center	180,300	Owned
Melfi	Italy	Manufacturing	73,600	Owned
Opole	Poland	Manufacturing	146,000	(5)
Malacky	Slovakia	Manufacturing	518,200	Owned
WuHu	China	Manufacturing/Office/Technical Center	308,500	(7)
Dalian	China	Manufacturing	72,700	(2)/(7)
Changchun	China	Manufacturing/Office/Technical Center	249,100	(7)
Chengdu	China	Manufacturing	93,200	(7)
Xiangtan	China	Manufacturing/Office	292,800	(2)/(7)
Shanghai	China	Office	3,500	Leased
Hyderabad	India	Engineering/Design/Technical Center	4,600	Leased
Yokohama	Japan	Sales/Engineering/Technical Center	2,500	Leased
Kwangju Metropolitan City, Pyeongdong	Korea	Manufacturing	237,000	Owned(8)
Hwaseong-si, Gyeonggi-do	Korea	Manufacturing	221,900	Owned
Shiheung-si, Gyeonggi-do	Korea	Manufacturing	183,000	Owned
Ansan-si, Gyeonggi-do	Korea	Manufacturing	60,700	Owned
Yeongcheon-si	Korea	Manufacturing	49,400	Owned
Ulsan Metropolitan City	Korea	Manufacturing	53,900	Owned
Gunpo-si, Gyeonggi-do	Korea	Office / Technical Center	28,800	Owned

(1)	Facility consists of three buildings — two buildings are leased and one building is owned.
(2)	Manufacturing has not yet commenced at this facility.
(3)	Facility is closed, but we remain subject to obligations under the operating lease.
(4)	The manufacturing facility has been closed, but the technical center and corporate office remain open.
(5)	Facility consists of two buildings — one building is leased and one building is owned.
(6)	We own a building right to this facility which is leased by one of our subsidiaries to another of our subsidiaries.
(7)	Facility is utilized by our joint venture. The building is owned by the joint venture.
(8)	Facility is owned, but the land is leased.

Item 3. Legal Proceedings.

We are from time to time involved in legal proceedings, claims or investigations that are incidental to the conduct of our business. We vigorously defend ourselves against these claims. In future periods, we could be subjected to cash costs or non-cash charges to earnings if any of these matters is resolved on unfavorable terms. However, although the ultimate outcome of any legal matter cannot be predicted with certainty, based on current information, including our assessment of the merits of the particular claims, we do not expect that our pending legal proceedings or claims will have a material impact on our future consolidated financial condition, results of operations or cash flows.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information — Our common stock trades on the New York Stock Exchange under the symbol “TOWR.” The stock began trading on October 15, 2010, in conjunction with our initial public offering. As of March 5, 2012, we had 19,683,032 shares of common stock, $0.01 par value, outstanding, of which 7,215,166 shares were not owned by Tower International Holdings, LLC (an entity owned by Cerberus), and 3 holders of record of our common stock. The transfer agent and registrar for our common stock is American Stock Transfer & Trust Company, LLC.

The following table shows the high and low reported closing price per share of our common stock during 2011 and 2010:

	2011		2010
High and Low Closing Prices per Share	High Price	Low Price	High Price	Low Price
Fourth Quarter (beginning October 15th in 2010)	$12.77	$9.51	$17.90	$12.72
Third Quarter	18.00	9.86	n/a	n/a
Second Quarter	18.06	13.91	n/a	n/a
First Quarter	18.82	15.85	n/a	n/a

Performance Graph — The following graph shows the quarterly cumulative total stockholder return for our common stock during the period from October 15, 2010 to December 31, 2011. Five year historical data is not presented since our common stock commenced trading in connection with our initial public offering on October 15, 2010 and we did not have common stock outstanding prior to that date. The graph also shows the cumulative returns of the S&P 500 Index and the Dow Jones U.S. Auto Parts Index. The comparison assumes $100 was invested on October 15, 2010 (the date our common stock began trading on the NYSE). Each of the indices shown assumes that all dividends paid were reinvested.

Comparison of Cumulative Total Return

	10/15/2010	12/31/2010	3/31/2011	6/30/2011	9/30/2011	12/31/2011
Tower International, Inc.	$100.00	130.55	124.94	130.55	72.77	79.26
S&P 500	$100.00	106.81	112.60	112.16	96.09	106.81
Automotive Index (Dow Jones)	$100.00	121.26	128.10	132.24	92.46	105.61

Dividends — We did not declare or pay any common stock dividends during 2011 or 2010 and do not anticipate paying any such dividends in the foreseeable future.

Issuer’s Purchases of Equity Securities — We did not repurchase any of our common stock during the fourth quarter of 2011.

Item 6. Selected Financial Data.

The following tables set forth (i) selected consolidated financial data of Tower International, Inc. for periods after the Corporate Conversion, (ii) selected consolidated financial data of Tower Automotive, LLC, for periods prior to the Corporate Conversion but subsequent to July 31, 2007, the date on which we acquired substantially all of the assets and assumed certain specific liabilities of Tower Automotive, Inc. and its United States subsidiaries in connection with the bankruptcy proceedings of Tower Automotive, Inc. and such subsidiaries and acquired the capital stock of substantially all of the foreign subsidiaries of Tower Automotive, Inc. and (iii) selected consolidated financial data of Tower Automotive, Inc. for periods on or before July 31, 2007. With respect to our financial data and throughout this Annual Report, we refer to Tower Automotive, Inc. through July 31, 2007 as the Predecessor Company and we refer to Tower Automotive, LLC after July 31, 2007 as the Successor. The selected consolidated balance sheet data of the Successor as of December 31, 2011 and 2010 and the selected consolidated statement of operations data of the Successor for the years ended December 31, 2011, 2010 and 2009 have been derived from our audited consolidated financial statements and related notes that we have included elsewhere in this Annual Report. The selected consolidated balance sheet data of the Successor as of December 31, 2009, 2008 and 2007, the selected consolidated statement of operations data of the Successor for the year ended December 31, 2008 and the five months ended December 31, 2007 and the selected consolidated statement of operations data of the Predecessor for the seven months ended July 31, 2007 have been derived from audited consolidated financial statements that are not presented in this Annual Report.

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

	Successor					Predecessor Company
	Year Ended December 31,				Five Months Ended December 31, 2007	Seven Months Ended July 31, 2007
	2011	2010	2009	2008
	(in millions except share and per share data)
Statement of Operations Data:
Revenues	$2,406.1	$1,997.1	$1,634.4	$2,171.7	$1,086.1	$1,455.5
Cost of Sales	2,150.0	1,786.5	1,536.8	1,991.3	970.5	1,325.9
Gross profit	256.1	210.6	97.6	180.4	115.6	129.6
Gross profit margin	10.6%	10.5%	6.0%	8.3%	10.6%	8.9%
Selling, general, and administrative expenses(1)	$158.4	$144.0	$118.3	$138.6	$57.0	$77.2
Amortization expense	4.6	3.3	2.8	3.0	1.2	—
Restructuring and asset impairment charges, net	2.7	14.3	13.4	4.8	1.8	22.4
Operating income/(loss)	90.5	49.0	(36.9)	34.0	55.5	30.0
Operating income/(loss) margin	3.8%	2.5%	(2.3)%	1.6%	5.1%	2.1%
Interest expense, net	$61.2	$65.9	$56.9	$60.2	$34.0	$65.5
Chapter 11 and related reorganization items	—	—	—	—	—	62.2
Income/(loss) from continuing operations	13.2	(28.5)	(59.0)	(45.7)	18.2	(100.3)
Net income/(loss)(2)	13.2	(28.5)	(59.0)	(45.7)	18.2	(100.6)
Net income attributable to the non- controlling interests	5.1	8.4	8.9	6.6	3.0	5.4
Net income/(loss) attributable to Tower International, Inc.	8.1	(36.9)	(67.9)	(52.3)	15.2	(106.0)
Preferred unit dividends(3)	—	10.7	16.1	14.9	8.8	—
Income/(loss) available to common stockholders	8.1	(47.6)	(84.0)	(67.3)	6.4	(106.0)
Basic income/(loss) per share:
Income/(loss) from continuing operations	0.42	(3.43)	(6.74)	(5.40)	0.51	(1.79)
Income/(loss) from discontinued operations	—	—	—	—	—	(0.01)
Income/(loss) per share	0.42	(3.43)	(6.74)	(5.40)	0.51	(1.80)
Weighted average basic shares outstanding (in thousands)	19,364	13,866	12,468	12,468	12,468	58,807
Diluted income/(loss) per share:
Income/(loss) from continuing operations	0.40	(3.43)	(6.74)	(5.40)	0.51	(1.79)
Income/(loss) from discontinued operations	—	—	—	—	—	(0.01)
Income/(loss) per share	0.40	(3.43)	(6.74)	(5.40)	0.51	(1.80)
Weighted average diluted shares outstanding (in thousands)	20,070	13,866	12,468	12,468	12,468	58,807
Cash dividends declared per share	—	—	—	—	—	—

	Successor
	December 31,
	2011	2010	2009	2008	2007
	(in millions)
Balance Sheet Data:
Cash and cash equivalents	$135.0	$150.3	$149.8	$126.8	$96.8
Total assets	1,397.4	1,340.2	1,334.4	1,269.8	1,582.9
Total debt(4)	583.5	558.2	669.5	628.1	691.7
Redeemable preferred units(3)	—	—	170.9	155.2	145.9
Total stockholders’ equity/(deficit)	97.5	111.6	(147.2)	(88.5)	32.6

(1)	In connection with the closing of the notes offering and the IPO, we incurred charges of $18.4 million and $11.1 million, respectively, related to one-time compensation plans for our executive officers during the years ended December 31, 2011 and 2010.
(2)	During the year ended December 31, 2009, we recorded a gain of $33.7 million related to the reduction of our letter of credit facility and subsequent repurchase of our first lien term loan.
(3)	Represents preferred equity interests in Tower Automotive, LLC. See note 12 to our consolidated financial statements. On August 12, 2010, the preferred units, common units and management incentive plan units of Tower Automotive, LLC, which constituted all of the equity interests in Tower Automotive, LLC, were converted into capital units of Tower Automotive, LLC. The preferred units received dividend payments in 2010, 2009, 2008, and 2007.
(4)	Consists of short-term and long-term debt, current portion of long-term debt and capital lease obligations.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Company Overview

We are a leading integrated global manufacturer of engineered structural metal components and assemblies primarily serving automotive original equipment manufacturers, or OEMs. We offer our automotive customers a broad product portfolio, supplying body-structure stampings, frame and other chassis structures, as well as complex welded assemblies, for small and large cars, crossovers, pickups and sport utility vehicles, or SUVs. Our products are manufactured at 34 production facilities strategically located near our customers in North America, South America, Europe and Asia. We support our manufacturing operations through nine engineering and sales locations around the world. Our products are offered on a diverse mix of vehicle platforms, reflecting the balanced portfolio approach of our business model and the breadth of our product capabilities. We supply products to approximately 176 vehicle models globally to 13 of the 15 largest OEMs based on 2011 production volumes.

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

During 2010 and 2011, the financial markets improved and vehicle production increased compared to the unprecedented downturn experienced in 2008 and 2009. The economies in our largest markets, however, have not recovered to levels previously experienced. It is expected that vehicle production will increase in 2012 compared to 2011 in our markets with the exception of Europe.

As measured by IHS, global industry production of cars and light trucks was 75 million vehicles in 2011 compared to 72 million vehicles in 2010. The increased production is a trend that we expect to continue as the global economy recovers from the unprecedented economic crisis experienced over the previous several years. Over the long term, IHS projects production will reach 93 million vehicles by 2015, reflecting a recovery in both the North American and European markets as well as continued growth in emerging markets such as China and Brazil. We believe that we are well positioned to benefit from this long-term trend, but we are not insulated from short-term fluctuations in the global automotive industry.

Factors Affecting Our Revenues

While overall production volumes are largely driven by economic factors outside of our direct control, we believe that the following elements of our business also impact our revenues:

•	Life cycle of our agreements. Our agreements with OEMs typically follow one of two patterns. Agreements for new models of vehicles normally cover the lifetime of the platform, often awarded two to five years before these models are marketed to the public. Agreements covering design improvements to existing automobiles have shorter expected life cycles, typically with shorter pre-production and development periods. Typically, once a supplier has been designated to supply components for a new platform, an OEM will continue to purchase those parts from the designated manufacturer for the life of the program. For any given agreement, our revenues depend in part upon the life cycle status of the applicable product platform. Overall, our revenues are enhanced to the extent that the products we are assembling and producing are in the peak production periods of their life cycles.
•	Product pricing. Generally, our customers negotiate annual price reductions with us during the term of their contracts. When negotiated price reductions are expected to be retroactive, we accrue for such amounts as a reduction of revenues as products are shipped. The extent of our price reductions negatively impacts our revenues. In unusual circumstances, we have been able to negotiate year-over-year price increases as well.

•	Steel pricing. We require significant quantities of steel in the manufacture of our products. Although changing steel prices affect our results, we seek to be neutral with respect to steel pricing over time, with the intention of neither making nor losing money as steel prices fluctuate. The pricing of our products includes a component for steel which increases as steel prices increase and decreases as steel prices decrease. For our North American customers and several of our other customers, we purchase steel through our customers’ resale programs, where our customers actually negotiate the cost of steel for us. In other cases, we procure steel directly from the mills, negotiating our own price and seeking to pass through steel price increases and decreases to our customers.
•	Foreign exchange. Our foreign exchange transaction risk is generally limited, primarily because we purchase and produce products in the same country where we sell to our final customer. However, the translation of foreign currencies back to the U.S. dollar may have a significant impact on our revenues, results of operations, cash flows, or stockholders’ equity. Foreign exchange has an unfavorable impact on revenues when the U.S. dollar is relatively strong as compared with foreign currencies and a favorable impact on revenues when the U.S. dollar is relatively weak as compared with foreign currencies. The functional currency of our foreign operations is the local currency. Assets and liabilities of our foreign operations are translated into U.S. dollars using the applicable period-end rates of exchange. Results of operations are translated at applicable average rates prevailing throughout the period. Translation gains or losses are reported as a separate component of accumulated other comprehensive income in our Consolidated Statements of Equity/(Deficit), Other Comprehensive Income/(Loss), and Redeemable Preferred Units. Gains and losses resulting from foreign currency transactions, the amounts of which were not material in any of the periods presented in this Annual Report, are included in net income/(loss).

Factors Affecting Our Expenses

Our expenses are driven by the following factors:

•	Cost of steel. We utilize steel and various purchased steel products in virtually all of our products. We refer to the “net steel impact” as the combination of the change in steel prices that are reflected in the price of our products, the change in the cost to procure steel from the mill, and the change in our recovery of scrap steel (which we refer to as offal). Our strategy is to be economically indifferent to steel pricing by having these factors offset each other. While we strive to achieve a neutral net steel impact, we are not always successful in achieving that goal, in large part due to timing. Depending upon when a steel price change occurs, that change may have a disproportionate effect, within any particular fiscal period, on our product pricing, our steel costs and the results of our sales of scrap steel. Imbalances in any one particular fiscal period may be reversed in a subsequent fiscal period, although we cannot provide assurances as to if or when these reversals will occur.
•	Purchase of steel. As noted above, we purchase a portion of our steel from our customers through our customers’ resale programs and a portion of our steel directly from the mills. Whether our customer negotiates the cost of steel for us in a customer resale program or we negotiate the cost of steel with the mills, the price we pay is charged directly to our cost of sales, just as the component of product pricing relating to steel is included within our revenues.
•	Sale of scrap steel. We typically sell offal in secondary markets which are influenced by similar market forces. We generally share our recoveries from sales of offal with our customers either through scrap sharing agreements, in cases where we are on resale programs, or in the product pricing that is negotiated regarding increases and decreases in the steel price in cases where we purchase steel directly from the mills. In either situation, we may be impacted by the fluctuation in scrap steel prices, either positive or negative, in relation to our various customer agreements. Since scrap steel prices generally increase and decrease as steel prices increase and decrease, our sale of offal may mitigate the severity of steel price increases and limit the benefits we achieve through steel price declines. Recoveries related to sales of offal reduce cost of sales.

Adjusted EBITDA

We use the term Adjusted EBITDA throughout this Annual Report. We define Adjusted EBITDA as net income/(loss) before interest, taxes, depreciation, amortization, restructuring items and other adjustments described in the reconciliations provided in this report. Adjusted EBITDA is not a measure of performance defined in accordance with U.S. GAAP (“GAAP”). We use Adjusted EBITDA as a supplement to our GAAP results in evaluating our business.

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

Adjusted EBITDA should not be considered as an alternative to net income/(loss) as an indicator of our performance, as an alternative to net cash provided by operating activities as a measure of liquidity, or as an alternative to any other measure prescribed by GAAP. There are limitations to using non-GAAP measures such as Adjusted EBITDA. Although we believe that Adjusted EBITDA may make an evaluation of our operating performance more consistent because it removes items that do not reflect our core operations, (i) other companies in our industry may define Adjusted EBITDA differently than we do and, as a result, it may not be comparable to similarly titled measures used by other companies in our industry; and (ii) Adjusted EBITDA excludes certain financial information that some may consider important in evaluating our performance.

We compensate for these limitations by providing disclosure of the differences between Adjusted EBITDA and GAAP results, including providing a reconciliation of Adjusted EBITDA to GAAP results, to enable investors to perform their own analysis of our operating results. For a reconciliation of consolidated Adjusted EBITDA to its most directly comparable GAAP measure, net income/(loss), see “Results of Operations” below.

Because of these limitations, Adjusted EBITDA should not be considered as a measure of the income generated by our business or discretionary cash available to us to invest in the growth of our business. Our management compensates for these limitations by analyzing both our GAAP results and Adjusted EBITDA.

Our Segments

Our management reviews our operating results and makes decisions based upon two reportable segments: the Americas and International, each of which has its own president and leadership team. For accounting purposes, we have identified four operating segments, which we have aggregated into two reportable segments. See note 16 to our consolidated financial statements. Through December 31, 2011, our businesses have had similar economic characteristics, including the nature of our products, our margins, our production processes and our customers.

Results of Operations — Year Ended December 31, 2011 Compared with the Year Ended December 31, 2010

Automobile production volumes increased during the year ended December 31, 2011 in all major markets compared to the year ended December 31, 2010, with the exception of Brazil which remained relatively flat. The following table presents production volumes in specified regions according to IHS for the year ended December 31, 2011 compared to the year ended December 31, 2010 (in millions of units produced):

	Europe	Korea	China	North America	Brazil
2011 production volumes	20.2	4.6	16.0	13.1	3.1
2010 production volumes	18.8	4.2	15.1	11.9	3.2
Increase / (decrease)	1.4	0.4	0.9	1.2	(0.1)
Percentage change	8%	8%	11%	10%	(1)%

The following table presents selected financial information for the years ended December 31, 2011 and 2010 (in millions).

	International		Americas		Consolidated
	Year Ended December 31,		Year Ended December 31,		Year Ended December 31,
	2011	2010	2011	2010	2011	2010
Revenues	$1,334.0	$1,147.6	$1,072.1	$849.5	$2,406.1	$1,997.1
Cost of sales	1,199.4	1,012.6	950.6	773.9	2,150.0	1,786.5
Gross profit	134.6	135.0	121.5	75.6	256.1	210.6
Selling, general, and administrative expenses	64.8	63.1	93.6	80.9	158.4	144.0
Amortization	2.7	2.4	1.9	0.9	4.6	3.3
Restructuring and asset impairments	(0.2)	3.3	2.8	11.0	2.6	14.3
Operating income/(loss)	$67.3	$66.2	$23.2	$(17.2)	90.5	49.0
Interest expense, net					61.2	65.9
Other expense					1.3	1.3
Provision for income taxes					14.8	10.3
Noncontrolling interest, net of tax					5.1	8.4
Net income/(loss) attributable to Tower International, Inc.					$8.1	$(36.9)

Comparison of Periods — GAAP Analysis of Consolidated Results

Revenues

Total revenues increased during the year ended December 31, 2011 by $409 million or 20% from the year ended December 31, 2010, reflecting primarily higher volume in both our Americas segment ($209.3 million) and our International segment ($86 million). Revenues were also positively impacted by the strengthening of foreign currencies against the U.S. dollar in our International segment, primarily the Euro ($41 million), Korean Won ($13.6 million), and Chinese RMB ($7.7 million), and in our Americas segment, primarily the Brazilian Real ($11.9 million). Revenues were also positively impacted by favorable pricing and economics ($39.5 million), related primarily to higher steel recoveries in our International segment.

Gross Profit

When we analyze our total gross profit, we separately categorize external factors — volume, product mix and foreign exchange — and all other factors which impact gross profit, which we refer to as “other factors”. When we refer to “mix,” we are referring to the relative composition of revenues and profitability of the products we sell in any given period. When we refer to “pricing and economics,” we are referring to (i) the impact of adjustments in the pricing of particular products, which we refer to as product pricing; (ii) the impact of steel price changes, taking into account the component of our product pricing attributable to steel, the cost of steel included in our cost of sales and the amounts recovered on the sale of offal, which in total we refer to as the net steel impact; and (iii) the impact of inflation and changes in operating costs such as labor, utilities and fuel, which we refer to as economics.

Total gross profit increased by $45.5 million or 22% from the year ended December 31, 2010 to the year ended December 31, 2011, and our gross profit margin increased from 10.5% during 2010 to 10.6% in 2011, as partially explained by higher volume ($62.8 million) and favorable foreign exchange ($10.2 million, excluding the impact on depreciation), offset partially by unfavorable product mix ($16 million). All other factors were net unfavorable by $11.5 million. Cost of sales was reduced by favorable efficiencies ($41.6 million) and the favorable settlement associated with a value added tax audit in Brazil ($2.7 million). These factors were more than offset by unfavorable pricing and economics ($47.1 million), higher launch costs ($7.4 million), and the non-recurrence of customer cost recoveries ($3.6 million).

Total gross profit was positively impacted by a reduction in the depreciation included in cost of sales from $107.2 million during the year ended December 31, 2010 to $105.4 million during the year ended December 31, 2011. The decrease reflected primarily a portion of our assets becoming fully depreciated in 2011 in our International segment, offset partially by the strengthening of foreign currencies against the U.S. dollar and the acquisition of substantially all of the assets of W Industries.

Selling, General, and Administrative Expenses (“SG&A”)

Total SG&A increased $14.4 million or 10% from the year ended December 31, 2010, reflecting primarily the higher charges for compensation costs related to the initial public offering and senior secured notes offering ($7.3 million), higher expenses associated with being a public company ($2.7 million), wage inflation ($2.7 million), the costs related to the acquisition of substantially all of the assets of W Industries during the second quarter of 2011 ($1.1 million), and the strengthening of foreign currencies against the U.S. dollar, offset partially by SG&A efficiencies ($1.6 million) and the costs related to the acquisition of a manufacturing plant in Artern, Germany during the first quarter of 2010 ($0.7 million).

Amortization Expense

Total amortization expense increased $1.3 million or 39% from the year ended December 31, 2010, reflecting primarily the amortization of the intangible asset recorded at Tower Defense & Aerospace during the second quarter of 2011, the amortization of the intangible asset recorded in Artern at the end of the first quarter of 2010, and the strengthening of foreign currencies against the U.S. dollar. Our amortization expense consists of the charges we incur to amortize certain intangible assets.

Restructuring and Asset Impairment Expense

Total restructuring and asset impairment expense decreased $11.7 million or 82% from the year ended December 31, 2010. During 2011, we incurred charges of $2.7 million which consisted of the recurring costs for maintaining our North American closed plants and severance costs in Brazil related to improved manufacturing efficiencies, which were offset partially by the favorable adjustment of a liability pertaining to our North American closed facilities. During 2010, we incurred charges of $14.3 million reflecting primarily an impairment charge taken on our non-automotive business of $7.3 million, an impairment charge taken of $2.7 million on our press shop in Bergisch Gladbach, Germany as we put it up for sale, $2.3 million related to the sale of a closed facility, and the recurring costs for maintaining our North American closed plants. The charge taken on our non-automotive business relates to the equipment specifically purchased for a contract with a solar customer that failed to materialize, less any salvage value.

Interest Expense, net

Interest expense, net, decreased $4.7 million or 7% from the year ended December 31, 2010 reflecting primarily the acceleration of debt issue costs in August 2010 upon the retirement of the first lien term loan ($5.3 million) and a favorable settlement relating to the interest associated with a value added tax audit in Brazil ($4.3 million), offset partially by the higher interest expense associated with our senior secured notes ($2.5 million), the higher interest expense associated with our Amended ABL Revolver and new Letter of Credit Facility ($1.8 million), and the strengthening of foreign currencies against the U.S. dollar. During the third quarter of 2010, we issued $430 million of senior secured notes with an original issue discount of $12.8 million and subsequently retired our first lien term loan. The weighted average annual interest rate of the first lien term loan was approximately 8% during 2010 when taking into account our interest rate swaps compared with the senior secured notes that bear an annual interest rate of 11.25% when taking into account the amortization of the original issue discount. On October 6, 2011 and September 30, 2011, we reduced our outstanding debt by purchasing $7.5 million and $17.5 million, respectively, of our senior secured notes in the open market and immediately retired them which resulted in the acceleration of the amortization of the original issue discount and associated debt issue costs by $0.3 million and $0.7 million, respectively. On March 30, 2011 and December 17, 2010, we redeemed $17 million and $26 million, respectively, of the senior secured notes which resulted in the acceleration of the amortization of the original issue discount and associated debt issue costs by $0.8 million and $1.2 million, respectively.

Provision for Income Taxes

Income tax expense increased $4.5 million or 44% from the year ended December 31, 2010. In the third quarter of 2010, we recorded a net discrete tax benefit of $5.8 million for reversing a South Korean valuation allowance, the recognition of tax expense attributable to interest rate swaps, and the establishment of reserves for uncertain tax positions required under FASB ASC No. 740. Excluding these one-time events, income tax expense decreased $1.3 million from the year ended December 31, 2010. The comparative $1.3 million decrease was primarily attributable to reductions in uncertain tax positions for intercompany charges. Our income tax expense varies each period depending on the level and mix of income and losses generated in the various jurisdictions in which we do business. Our effective tax rate of 52.9% is significantly higher than the expected income tax expense based on the U.S. Federal statutory rate primarily because we have not recorded tax benefits on net operating losses incurred in certain jurisdictions. The jurisdictions that have had historical cumulative losses are primarily the U.S and the Netherlands. We did not record an income tax benefit on these losses due to the uncertainty of the future realization of the deferred tax assets generated by the cumulative losses.

Noncontrolling Interest, Net of Tax

The adjustment to our earnings required to give effect to the elimination of noncontrolling interests decreased $3.3 million or 39% from the year ended December 31, 2010, reflecting decreased earnings in our Chinese joint ventures during 2011 related primarily to unfavorable product pricing.

Comparison of Periods — Non-GAAP Analysis of Adjusted EBITDA

A reconciliation of Adjusted EBITDA to net loss attributable to Tower International, Inc. for the periods presented is set forth below (in millions):

	International		Americas		Consolidated
	Year Ended December 31,		Year Ended December 31,		Year Ended December 31,
	2011	2010	2011	2010	2011	2010
Adjusted EBITDA	$118.3	$125.5	$109.3	$64.7	$227.6	$190.2
Intercompany charges	9.1	7.0	(9.1)	(7.0)	—	—
Restructuring and asset impairments	0.2	(3.3)	(2.8)	(11.0)	(2.6)	(14.3)
Depreciation and amortization	(58.2)	(61.3)	(56.4)	(53.4)	(114.6)	(114.7)
Acquisition costs and other	(0.4)	(1.0)	(1.1)	(0.1)	(1.5)	(1.1)
Incentive compensation related to funding events(a)	(1.7)	(0.7)	(16.7)	(10.4)	(18.4)	(11.1)
Operating income/(loss)	$67.3	$66.2	$23.2	$(17.2)	90.5	49.0
Interest expense, net					(61.2)	(65.9)
Other expense(b)					(1.3)	(1.3)
Provision for income taxes					(14.8)	(10.3)
Noncontrolling interest, net of tax					(5.1)	(8.4)
Net income/(loss) attributable to Tower International, Inc.					$8.1	$(36.9)

(a)	Represents the one-time compensation programs triggered by the closing of the senior secured notes offering and the closing of the initial public offering in 2010. The compensation charges are incurred during the applicable vesting periods of each program.
(b)	Represents the premium paid in connection with the retirement of our senior secured notes.

The following table presents revenues (a GAAP measure) and Adjusted EBITDA (a non-GAAP measure) for the years ended December 31, 2011 and 2010 (in millions) as well as an explanation of variances:

	International		Americas		Consolidated
	Revenues	Adjusted EBITDA(c)	Revenues	Adjusted EBITDA(c)	Revenues	Adjusted EBITDA(c)
2011 results	$1,334.0	$118.3	$1,072.1	$109.3	$2,406.1	$227.6
2010 results	$1,147.6	$125.5	$849.5	$64.7	$1,997.1	$190.2
Variance	$186.4	$(7.2)	$222.6	$44.6	$409.0	$37.4
Variance attributable to:
Volume and mix	$86.0	$14.4	$209.3	$32.4	$295.3	$46.8
Foreign exchange	62.3	6.5	11.9	1.0	74.2	7.5
Pricing and economics	38.1	(34.3)	1.4	(15.5)	39.5	(49.8)
Efficiencies	—	16.1	—	25.5	—	41.6
Selling, general and administrative expenses and other items(d)	—	(9.9)	—	1.2	—	(8.7)
Total	$186.4	$(7.2)	$222.6	$44.6	$409.0	$37.4

(c)	We have presented a reconciliation of Adjusted EBITDA to net income/(loss) attributable to Tower International, Inc. above.
(d)	When we refer to “selling, general and administrative expenses (“SG&A”) and other items”, the “other items” refer to (i) savings which we generate after implementing restructuring actions, (ii) the costs associated with launching new products, and (iii) one-time items which may include reimbursement of costs.

Adjusted EBITDA

Consolidated Company:  Consolidated Adjusted EBITDA improved by $37.4 million or 20% from the year ended December 31, 2010, as explained by higher volume ($62.8 million) and favorable foreign exchange ($7.5 million) offset partially by unfavorable product mix ($16 million). The unfavorable product mix relates primarily to products which required lower capital investments and have lower margins. All other factors were net unfavorable by $16.9 million; favorable efficiencies ($41.6 million) were more than offset by unfavorable pricing and economics ($49.8 million) and unfavorable SG&A expenses and other items ($8.7 million).

International Segment:  In our International segment, Adjusted EBITDA decreased by $7.2 million or 6% from the year ended December 31, 2010, reflecting higher volumes ($14.6 million) and favorable foreign exchange ($6.5 million) offset partially by unfavorable product mix ($0.2 million). All other factors were net unfavorable by $28.1 million. Unfavorable pricing and economics ($34.3 million), principally product pricing and labor costs, were offset partially by favorable efficiencies ($16.1 million). In addition, SG&A and other items contributed unfavorably during the year ended December 31, 2011 ($9.9 million) resulting from higher launch costs ($5.7 million) and the non-recurrence of customer cost recoveries ($3 million).

Americas Segment:  In our Americas segment, Adjusted EBITDA improved by $44.6 million or 69% from the year ended December 31, 2010, reflecting primarily higher volumes ($48.2 million) and favorable foreign exchange ($1 million) offset partially by unfavorable product mix ($15.8 million). All other factors were net favorable by $11.2 million. Favorable efficiencies ($25.5 million) and lower SG&A expenses and other items ($1.2 million) were offset partially by unfavorable pricing and economics ($15.5 million), principally product pricing and labor costs. SG&A spending and other items reflect primarily the favorable settlement associated with a value added tax audit in Brazil ($2.7 million), favorable SG&A efficiencies ($2.4 million), offset partially by higher expenses associated with being a public company ($2.7 million) and higher launch costs ($1.7 million).

Results of Operations — Year Ended December 31, 2010 Compared with the Year Ended December 31, 2009

Automobile production volumes increased during the year ended December 31, 2010 in all major markets compared to the year ended December 31, 2009. The following table presents production volumes in specified regions according to IHS for the year ended December 31, 2010 compared to the year ended December 31, 2009 (in millions of units produced):

	Europe	Korea	China	North America	Brazil
2010 production volumes	18.8	4.2	14.7	11.9	3.2
2009 production volumes	16.3	3.4	10.8	8.6	2.9
Increase	2.5	0.8	3.9	3.3	0.3
Percentage change	15%	22%	36%	40%	8%

The following table presents selected financial information for the years ended December 31, 2010 and 2009 (in millions).

	International		Americas		Consolidated
	Year Ended December 31,		Year Ended December 31,		Year Ended December 31,
	2010	2009	2010	2009	2010	2009
Revenues	$1,147.6	$990.5	$849.5	$643.9	$1,997.1	$1,634.4
Cost of sales	1,012.6	889.9	773.9	646.9	1,786.5	1,536.8
Gross profit/(loss)	135.0	100.6	75.6	(3.0)	210.6	97.6
Selling, general, and administrative expenses	63.1	57.7	80.9	60.6	144.0	118.3
Amortization	2.4	2.0	0.9	0.8	3.3	2.8
Restructuring and asset impairments	3.3	12.6	11.0	0.8	14.3	13.4
Operating income/(loss)	$66.2	$28.3	$(17.2)	$(65.2)	49.0	(36.9)
Interest expense, net					65.9	56.9
Other (income)/expense					1.3	(33.7)
Provision/(benefit) for income taxes					10.3	(1.1)
Noncontrolling interest, net of tax					8.4	8.9
Net loss attributable to Tower International, Inc.					$(36.9)	$(67.9)

Comparison of Periods — GAAP Analysis of Consolidated Results

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

Selling, General, and Administrative Expenses (“SG&A”)

Total SG&A increased $25.7 million or 22% from the year ended December 31, 2009, reflecting higher bonus and higher salary costs relating in part to the hiring of additional engineering colleagues in support of new programs ($13.3 million) and acquisition costs related to the acquisition of a manufacturing plant in Artern, Germany during the first quarter of 2010 ($0.7 million). In addition, SG&A for the year ended December 31, 2010 includes a charge for compensation costs related to our Special Incentive Program ($6.7 million), restricted stock units granted under our 2010 Equity Incentive Plan ($2.9 million), and our Supplemental Value Creation Program ($1.5 million). These compensation expenses were incurred as a result of the consummation of the IPO and the notes offering (see notes 14 and 18 to our consolidated financial statements).

Amortization Expense

Total amortization expense increased $0.5 million or 18% from the year ended December 31, 2009, reflecting primarily the amortization of the intangible asset recorded for the Artern facility at the end of the first quarter. Our amortization expense consists of the charges we incur to amortize certain intangible assets.

Restructuring and Asset Impairment Expense

Total restructuring and asset impairment expense increased $0.9 million or 7% from the year ended December 31, 2009. During 2010, we incurred charges of $14.3 million reflecting primarily an impairment charge taken on our non-automotive business of $7.3 million, an impairment charge taken of $2.7 million on our press shop in Bergisch Gladbach, Germany as we put it up for sale, and $2.3 million related to the sale of a closed facility. The charge taken on our non-automotive business relates to the equipment specifically purchased for a contract with a solar customer that failed to materialize, less any salvage value. During 2009, we incurred a $13.4 million charge reflecting primarily the closure of our press shop in Bergisch Gladbach, Germany ($10.2 million) and $4 million related to the 2008 closure of our facility in Traverse City, Michigan. The 2009 charges were offset partially by $6.9 million of restructuring income related to the cancellation of an old customer program relating to our closed facility in Milwaukee, Wisconsin. The remaining charges in 2010 and 2009 related to the ongoing maintenance of closed facilities and other small restructuring actions taken.

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

Provision/(Benefit) for Income Taxes

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

Comparison of Periods — Non-GAAP Analysis of Adjusted EBITDA

A reconciliation of Adjusted EBITDA to net loss attributable to Tower International, Inc. for the periods presented is set forth below (in millions):

	International		Americas		Consolidated
	Year Ended December 31,		Year Ended December 31,		Year Ended December 31,
	2010	2009	2010	2009	2010	2009
Adjusted EBITDA	$125.5	$108.7	$64.7	$16.3	$190.2	$125.0
Intercompany charges	7.0	8.0	(7.0)	(8.0)	—	—
Restructuring and asset impairments	(3.3)	(12.6)	(11.0)	(0.8)	(14.3)	(13.4)
Depreciation and amortization	(61.3)	(75.1)	(53.4)	(72.6)	(114.7)	(147.7)
Receivable factoring charges and other	(0.3)	(0.7)	(0.1)	(0.1)	(0.4)	(0.8)
Acquisition costs	(0.7)	—	—	—	(0.7)	—
Incentive compensation related to funding events	(0.7)	—	(10.4)	—	(11.1)	—
Operating income/(loss)	$66.2	$28.3	$(17.2)	$(65.2)	49.0	(36.9)
Interest expense, net					(65.9)	(56.9)
Other income/(expense)(a)					(1.3)	33.7
(Provision)/benefit for income taxes					(10.3)	1.1
Noncontrolling interest, net of tax					(8.4)	(8.9)
Net loss attributable to Tower International, Inc.					$(36.9)	$(67.9)

(a)	In 2010, represents the premium paid in connection with the redemption of $26 million of our senior secured notes. In 2009, represents the gains associated with a reduction in our synthetic letter of credit facility and then a repurchase and retirement of a portion of our first lien term loan.

The following table presents revenues (a GAAP measure) and Adjusted EBITDA (a non-GAAP measure) for the years ended December 31, 2010 and 2009 (in millions) as well as an explanation of variances:

	International		Americas		Consolidated
	Revenues	Adjusted EBITDA(b)	Revenues	Adjusted EBITDA(b)	Revenues	Adjusted EBITDA(b)
2010 results	$1,147.6	$125.5	$849.5	$64.7	$1,997.1	$190.2
2009 results	990.5	108.7	643.9	16.3	1,634.4	125.0
Variance	$157.1	$16.8	$205.6	$48.4	$362.7	$65.2
Variance attributable to:
Volume and mix	$211.1	$35.9	$194.5	$55.7	$405.6	$91.6
Foreign exchange	(21.6)	(4.1)	21.2	1.0	(0.4)	(3.1)
Pricing and economics	(31.9)	(34.0)	(5.0)	(20.8)	(36.9)	(54.8)
Manufacturing and purchasing efficiencies	—	24.6	—	31.2	—	55.8
Selling, general and administrative expenses and other items	(0.5)	(5.6)	(5.1)	(18.7)	(5.6)	(24.3)
Total	$157.1	$16.8	$205.6	$48.4	$362.7	$65.2

(b)	We have presented a reconciliation of Adjusted EBITDA to net loss attributable to Tower International, Inc. above.

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

Restructuring and Asset Impairments

The following table sets forth our net restructuring and asset impairment expense by type for the periods presented (in millions):

	Year Ended December 31,
	2011	2010	2009
Employee termination costs	$1.4	$0.6	$12.9
Other exit costs	1.3	3.7	5.6
Asset impairments	—	10.0	1.8
Restructuring income	—	—	(6.9)
Total	$2.7	$14.3	$13.4

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

The charges incurred during 2011 related to the ongoing maintenance expense of facilities closed in our Americas segment as a result of prior actions and severance costs in Brazil to improve manufacturing efficiencies.

In December 2010, we recorded an impairment charge of $7.3 million on our non-automotive business and recorded a charge of $2.3 million related to the sale of a closed facility. The charge taken on our non-automotive business related to the equipment specifically purchased for a contract with a solar customer that failed to materialize, less any salvage value. In March 2010, we recorded an impairment charge of $2.7 million on our Bergisch Gladbach, Germany facility which was closed in 2009. This charge was recorded to align the book value to fair value less costs to sell when the facility was classified as held for sale.

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

The additional charges incurred in 2011, 2010, and 2009 related to other severance costs and ongoing maintenance of facilities closed as a result of prior actions. We expect to continue to incur additional restructuring expense in 2012 primarily related to previously announced restructuring actions and may engage in new actions if business conditions warrant further actions. We do not anticipate that any additional expense will be significant with respect to previously announced actions. We had no restructuring income during the year ended December 31, 2011 and 2010, but we had restructuring income of $6.9 million during the year ended December 31, 2009. The restructuring income was related to the cancellation of an old customer program relating to our closed facility in Milwaukee, Wisconsin. This income was recorded in the Americas segment. As of December 31, 2009, all recoveries had been received.

Liquidity and Capital Resources

General

We generally expect to fund expenditures for operations, administrative expenses, capital expenditures and debt service obligations with internally generated funds from operations, and satisfy working capital needs from time-to-time with borrowings under our revolving credit facility or use of cash on hand. As of December 31, 2011, we had available liquidity of $258.4 million, which we believe is adequate to fund our working capital requirements for at least the next 12 months. We believe that we will be able to meet our debt service obligations and fund our short-term and long-term operating requirements for at least the next 12 months with cash flow from operations, cash on hand, and borrowings under our revolving credit facility.

Cash Flows and Working Capital

The following table shows the components of our cash flows for the periods presented (in millions):

	Year Ended December 31,
	2011	2010	2009
Net cash provided by/(used in):
Operating activities	$100.5	$120.4	$48.9
Investing activities	(142.7)	(117.2)	(86.0)
Financing activities	26.3	(0.2)	50.8

Net Cash Provided by Operating Activities

During the year ended December 31, 2011, we generated $100.5 million of cash flow from operations compared with $120.4 million during the year ended December 31, 2010. The primary reason for this decrease was the unfavorable fluctuation in working capital items which was offset partially by higher production volumes during 2011 that increased our revenues and profitability. During the year ended December 31, 2011, we utilized $28.8 million of cash through working capital items, reflecting primarily the timing of the net effect of payments and receipts of customer funded tooling, which was $19.9 million unfavorable during 2011 and increased inventory of $10.2 million due to higher sales.

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

Net Cash Used in Investing Activities

Net cash utilized in investing activities was $142.7 million during 2011 compared to net cash utilized of $117.2 million during 2010. The $25.5 million change in cash used reflects the increase in capital expenditures related primarily to the timing of program launches and capacity expansions in China and Brazil and the acquisition of substantially all of the assets of W Industries in the second quarter of 2011, offset partially by the acquisition of a manufacturing plant in Artern, Germany in the first quarter of 2010.

Net cash utilized in investing activities was $117.2 million during 2010 compared to net cash utilized of $86 million during 2009. The $31.2 million increase in cash used reflects primarily our acquisition of a manufacturing plant in Artern, Germany and spending of $13 million related to our non-automotive business.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $26.3 million during 2011 compared to net cash utilized of $0.2 million during 2010. The $26.5 million change was attributable primarily to increased borrowings to assist in the funding of operations offset partially by the retirement of $42 million of our senior secured notes in 2011 compared with $26 million in 2010 and the $5.1 million purchase of treasury stock to cover the minimum statutory withholding taxes for the RSUs that vested on July 20, 2011. See note 14 to our consolidated financial statements for further discussion.

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

Working Capital

We manage our working capital by monitoring key metrics principally associated with inventory, accounts receivable and accounts payable. We have implemented various inventory control processes which have allowed us to maintain low levels of inventory days on hand; however, our inventory levels increased from $73.2 million at December 31, 2010 to $85.1 million at December 31, 2011. The increase reflects primarily the increased volume experienced during 2011. We have continued efforts to match terms on which we pay our suppliers with the payment terms we receive from our customers in an effort to remain cash flow neutral with respect to our trade payables and receivables.

On December 31, 2011 and 2010, we had working capital balances of $(9.9) million and $(10.3) million. The negative working capital balances result because we negotiate our payment terms to our vendors to either match or exceed the payment terms that we receive from our customers on our accounts receivable and our pre-paid tooling. In addition, we actively manage our inventory balances to minimize the inventory on hand which is facilitated by our customers’ just-in-time manufacturing process. We also have a substantial portion of our short-term debt that is subject to annual renewal. Historically, we have been successful in renewing this debt as it becomes due.

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

Our accounts receivable balance increased from $297.1 million as of December 31, 2010 to $328 million as of December 31, 2011. The increase reflects increased revenues during the last quarter of 2011 as compared with the last quarter of 2010. Our revenues for the fourth quarter of 2011 were $614.7 million, which represented an increase of $73.1 million over our revenues during the fourth quarter of 2010. A substantial portion of this increase occurred during the last two months of the quarter. Our November and December 2011 revenues were $404.9 million as compared with $356.5 million during November and December 2010. The percentage increase in sales approximated the percentage increase in accounts receivable.

Our accounts payable balance increased from $366.8 million as of December 31, 2010 to $395.3 million as of December 31, 2011. The change approximates the increase in our accounts receivable reflecting primarily the matching of terms with our customers and vendors as described above.

Sources and Uses of Liquidity

Our available liquidity at December 31, 2011 was $258.4 million, and consisted of $135 million of cash on hand and unutilized borrowing availability of $83.6 million and $39.8 million, respectively, under our U.S. and foreign credit facilities. A significant portion of our cash balance is located at foreign subsidiaries and our ability to efficiently access cash in certain subsidiaries and foreign jurisdictions is subject to the business needs of the operations. As of December 31, 2010 and 2009, we had available liquidity in the amount of $285.4 million and $238.1 million, respectively.

As of December 31, 2011, we had short-term debt of $106.5 million, of which $52.1 million related to debt in South Korea, $22.9 million related to debt in Brazil, $19.7 million related to receivable factoring in Europe, $11.5 million related to a line of credit in Europe, and $0.3 million related to indebtedness owed to the Detroit Investment Fund. The majority of our South Korean and Brazilian debt is subject to annual renewal. Historically, we have been successful in renewing this debt on an annual basis, but we cannot assure you that this debt will continue to be renewed or, if renewed, that this debt will continue to be renewed under the same terms. The receivable factoring in Europe consists of uncommitted, demand facilities which are subject to termination at the discretion of the banks, although we have not experienced any terminations by the banks at any time since the 2007 acquisition. The secured line of credit in Europe will be repaid upon receipt of certain tooling reimbursements. We believe that we will be able to continue to renew the majority of our South Korean and Brazilian debt and to continue the borrowings in Europe.

During the fourth quarter of 2011:

•	in South Korea, we renewed $7.1 million (KRW 8.2 billion) of maturing secured indebtedness and $4.3 million (KRW 5 billion) of a maturing unsecured bond for an additional year. The terms of the new loans are substantially the same as the other portfolio loans.
•	in Brazil, two of the local banks provided us with $11.5 million (R$21.5 million) in new term loans. One of the loans is a one-year term loan and the other loan has an extended maturity date through April 2013. The terms of the new loans are substantially the same as the other portfolio loans.
•	in Europe, we obtained an $11.5 million (€8.9 million) secured line of credit, which matures in August 2012, and bears an interest rate based on the one month EURIBOR plus 4%. The installment loan is secured by mortgages on the land, certain buildings and other assets and is subject to negotiated prepayments upon the receipt of funds from completed tooling projects.

Debt

As of December 31, 2011, we had outstanding indebtedness, excluding capital lease obligations, of approximately $568.4 million, which consisted of the following:

•	$54 million indebtedness outstanding under our asset-based lending revolving credit facility;
•	$353.3 million (net of a $8.7 million discount) of indebtedness outstanding on our senior secured notes;
•	$160.3 million of foreign subsidiary indebtedness; and
•	$0.8 million of indebtedness owed to the Detroit Investment Fund.

The debt balance as of December 31, 2011 is consistent with the average month end indebtedness levels experienced during the year ended December 31, 2011.

Our asset-based revolving credit facility, which we refer to as our Amended ABL Revolver, provides for a revolving credit facility in the aggregate amount of $150 million, subject to a borrowing base limitation. Our Amended ABL Revolver provides for the issuance of letters of credit in an aggregate amount not to exceed $50 million, provided that the total amount of credit (inclusive of revolving loans and letters of credit) extended under our Amended ABL Revolver is subject to an overall cap, on any date, equal to the lesser of $150 million or the amount of the borrowing base on such date. The borrowing base is based upon the value of certain of our assets, including certain of our accounts receivable, inventory and property, plant, and equipment, and thus changes from time to time depending on the value of the assets included within the borrowing base. The administrative agent for this facility causes to be performed an appraisal of the assets (other than the accounts receivable) included in the calculation of the borrowing base either on an annual basis or, if our availability under the facility is less than the greater of (i) 15% of the total commitment (which is currently $150 million) or (ii) $22.5 million during any twelve month period, as frequently as on a semi-annual basis. In addition, if certain material defaults under the facility have occurred and are continuing, the administrative agent has the right to perform any such appraisal as often as it deems necessary in its sole discretion. Our administrative agent may make adjustments to our borrowing base pursuant to these appraisals. These adjustments may negatively impact our ability to obtain revolving loans or support our letters of credit needs under our Amended ABL Revolver. Based on the value of our assets at December 31, 2011, we were entitled to borrow $137.6 million under our Amended ABL Revolver at December 31, 2011. On that date, we had $54 million of borrowings under the Amended ABL Revolver and no letters of credit outstanding. Thus, we could have borrowed an additional $83.6 million under the Amended ABL Revolver as of December 31, 2011, calculated as follows (in millions):

Revolver borrowing base	$137.6
Borrowings on revolver	54.0
Letters of credit outstanding on revolver	—
Availability	$83.6

Our Amended ABL Revolver bears interest at a base rate plus a margin or at LIBOR plus a margin. The applicable margin is determined by reference to the average availability under the Amended ABL Revolver over the preceding three months. The applicable margins as of December 31, 2011 were 2.25% and 3.25% for base rate and LIBOR based borrowings, respectively. Borrowings outstanding under our Amended ABL Revolver may vary significantly from time to time depending on our cash needs at any given time. Our Amended ABL Revolver matures in June 2016.

Our Amended ABL Revolver contains customary covenants applicable to certain of our subsidiaries, including a financial maintenance covenant ratio (the “Fixed Charge Coverage Ratio”) based on the ratio of consolidated adjusted EBITDA to consolidated fixed charges, each as defined in the agreement. If less than 12.5 percent of the total commitment is available under the facility for more than two consecutive days, we are required to maintain a consolidated Fixed Charge Coverage Ratio of not less than 1.00 to 1.00 on a rolling four quarter basis. If we are required at any time to maintain the consolidated Fixed Charge Coverage Ratio, such requirement will end if more than 12.5 percent of the total commitment is available (provided that such number cannot be less than $12.5 million) for twenty consecutive days. Our Letter of Credit Facility contains the same Fixed Charge Coverage Ratio as set forth in the Amended ABL Revolver (as such covenant is only applicable under the Letter of Credit Facility Agreement to the same extent, and at the same times, that it is applicable under the Amended Revolving Credit Facility Agreement). During the fourth quarter of 2011, we were not required to maintain the Fixed Charge Coverage Ratio; thus, were in compliance with our covenants. Our financial condition and liquidity would be adversely impacted by the violation of any of our covenants.

On August 24, 2010, we consummated the sale of $430 million aggregate principal amount of our 10.625% senior secured notes (the “notes”) due 2017. The indenture governing the notes contains a provision that gives each holder of notes the right, upon a change of control, to require the Issuers to purchase all or any part of such holder’s notes at a purchase price in cash equal to 101% of the principal amount thereof plus accrued and unpaid interest. We may also redeem some or all of the notes on the terms and subject to the conditions set forth in the indenture. On December 16, 2010, we redeemed $26 million of the senior secured notes from a portion of the net proceeds of our initial public offering which resulted in a premium paid of $1.3 million. On March 30, 2011, we redeemed an additional $17 million of the senior secured notes which resulted in a premium paid of $0.9 million. On October 6, 2011 and September 30, 2011, we reduced our outstanding debt by purchasing $7.5 million and $17.5 million, respectively, of our senior secured notes in the open market and immediately retired them which resulted in a premium paid of $0.1 million and $0.4 million, respectively.

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

Our other foreign subsidiary indebtedness consists primarily of borrowings in South Korea, borrowings in Brazil, and factoring and a credit line in Europe, which are described above.

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

Capital and Operating Leases

We maintain capital leases mainly for a manufacturing facility and certain manufacturing equipment. We have several operating leases, including leases for office and manufacturing facilities and certain equipment, with lease terms expiring between the years 2011 and 2021. As of December 31, 2011, our total future operating lease payments amounted to $130.9 million and the present value of minimum lease payments under our capital leases amounted to $15.1 million. As of December 31, 2011, we were committed to making lease payments of not less than $21.2 million on our operating leases and not less than $3.8 million on our capital leases during 2012.

Capital Expenditures

In general, we are awarded new automotive business two to five years prior to the launch of a particular program. During the pre-launch period, we typically invest significant resources in the form of capital expenditures for the purchase and installation of the machinery and equipment necessary to manufacture the awarded products. Capital expenditures for the years ended December 31, 2011 and 2010 were $120.4 million and $100.5 million, respectively, the increase reflecting primarily our expansion in China in 2011 and the timing of program launches. Our capital spending for 2012 is expected to be approximately $150 million.

Off-Balance Sheet Obligations

Our only off-balance sheet obligations consist of obligations under our Letter of Credit Facility. As of December 31, 2011, letters of credit outstanding were $26.1 million under such facility.

Our Letter of Credit Facility initially provided for the issuance of up to $38 million of letters of credit with a sublimit for Euro denominated letters of credit (with an option to increase the Letter of Credit Facility to $44.5 million in the future). On August 5, 2011, we amended our Letter of Credit Facility Agreement to reduce it from $38 million to $30 million. Upon a third party drawing on letters of credit issued under the Letter of Credit Facility, we will become obligated to pay to the lenders the amounts so drawn. The expiration date of the Letter of Credit Facility is June 13, 2014. Applicable fees are 8.5% on the total amount of the facility.

Contractual Obligations and Commercial Commitments

Our contractual obligations and commercial commitments as of December 31, 2011 are summarized below (in millions):

	Payments Due by Period
Contractual Obligatons	Total	Less than 1 Year	2 – 3 Years	4 – 5 Years	After 5 Years
Long-term debt (including current portion):
Asset based revolving credit facility	$54.0	$—	$—	$54.0	$—
Senior secured notes	353.3	—	—	—	353.3
Other foreign subsidiary indebtedness	161.1	106.5	50.2	1.3	3.1
Cash interest payments	249.1	53.0	88.7	80.8	26.6
Pension contributions(a)	95.0	20.4	40.7	26.1	7.8
Expected tax payments(b)	16.8	—	14.2	1.7	0.9
Capital and tooling purchase obligations(c)	111.1	111.1	—	—	—
Capital lease obligations	18.3	3.8	4.0	3.2	7.3
Operating leases	127.2	21.1	33.4	30.1	42.6
Total contractual obligations at December 31, 2011	$1,185.9	$315.9	$231.2	$197.2	$441.6

(a)	Represents expected future contributions required to fund our pension plan based on current actuarially determined assumptions.

(b)	Represents payments expected to be made to various governmental agencies relating to certain tax positions taken by our company pursuant to FASB ASC No. 450, Accounting for Uncertain Tax Positions.
(c)	Represents obligations under executory purchase orders related to capital and tooling expenditures.

Our purchase orders for inventory are based on demand and do not require us to purchase minimum quantities.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Considerable judgment is often involved in making these determinations. Critical estimates are those that require the most difficult, subjective or complex judgments in the preparation of the financial statements and the accompanying notes. We evaluate these estimates and judgments on a regular basis. We believe our assumptions and estimates are reasonable and appropriate. However, the use of different assumptions could result in significantly different results and actual results could differ from those estimates. The following discussion of accounting estimates is intended to supplement the Summary of Significant Accounting Policies presented as note 3 to our consolidated financial statements in Item 8. Policies that are excluded from the discussion below are deemed to be either immaterial or not critical for the periods presented in this Annual Report.

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

At December 31, 2011, the carrying value and estimated fair value of our total debt was $568.4 million and $582.9 million, respectively. At December 31, 2010, the carrying value and estimated fair value of our total debt was $539.6 million and $578.5 million, respectively. The majority of our debt at December 31, 2011 and December 31, 2010 is traded in the market and is classified as a Level 2 measurement based on the pricing methodology and the limited trading of the security. The fair value was determined based on the quoted market values. The remainder of our debt, primarily consisting of foreign subsidiaries’ debt, is asset-backed and is classified as Level 3. As this debt carries variable rates and minimal credit risk, the book value approximates the fair value for this debt.

We have foreign exchange hedges that were measured at fair value on a recurring basis during the year ended December 31, 2011 and 2010. The fair value of the hedges was immaterial for all periods presented. These derivative financial instruments are recorded in prepaid tooling and other, and are all classified as Level 2 measurements determined using significant other observable inputs. We engage in foreign exchange hedges to limit exposure on foreign currency related to certain intercompany payments. These foreign exchange hedges have an immaterial impact on the consolidated financial statements for the periods presented.

We did not have any assets or liabilities that were measured at fair value on a non-recurring basis during the year ended December 31, 2011.

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

Goodwill

Goodwill represents the excess of the cost of an acquisition over the fair value of net assets acquired. Goodwill is not amortized but is tested for impairment on at least an annual basis. In accordance with FASB ASC No. 350, Intangibles — Goodwill and Other, goodwill is reviewed for impairment utilizing a two-step process. The first step of the impairment test requires the identification of the reporting units, and comparison of the fair value of each of these reporting units to the respective carrying value. We define our reporting units as Europe, Asia, North America, and South America. The recoverability of goodwill is evaluated at the following reporting units for which goodwill exists: Europe and South America. These reporting units exist at a lower level than our reportable segments. If the carrying value is less than the fair value, no impairment exists and the second step is not performed. In the second step, the impairment is computed by comparing the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. FASB ASC No. 350 requires goodwill to be tested for impairment annually at the same time every year, and when an event occurs or circumstances change such that it is reasonably possible that impairment may exist. The annual impairment test is performed at year end.

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

Our 2011 and 2010 annual goodwill impairment analysis, completed as of each year end, indicated that the carrying value of the Europe and South America reporting units was less than the respective fair values; thus, no impairment existed at either date. We also performed an interim goodwill impairment analysis during 2010 as we deemed our IPO to be a triggering event. The fair value of each reporting unit was substantially in excess of the carrying value for each analysis performed.

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

In December 2010, we recorded an impairment charge of $7.3 million related to our non-automotive business. The charge taken related to the equipment specifically purchased for a contract with a solar customer that failed to materialize, less any salvage value.

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

Pension and other postretirement costs are calculated based on a number of actuarial assumptions, most notably the discount rates used in the calculation of our pension benefit obligation for the years ended December 31, 2011, 2010 and 2009, respectively, of 4.5%, 5.25% and 5.75% and the discount rates used in the calculation of our postretirement benefit obligations of 4.5%, 5.25%, and 5.75%, as of each of our December 31, 2011, 2010 and 2009 measurement dates, respectively. The discount rates that we use are developed based on a yield curve analysis from a third-party, which calculates the yield to maturity that mirrors the timing and amounts of future anticipated benefit payments.

The expected rate of return on pension plan assets under FASB ASC No. 715, Compensation — Retirement Benefits, of 7.4% as of December 31, 2011 and 2010, represents our expected long-term rate of return on plan assets. The rate of return assumptions selected by us reflect our estimate of the average rate of earnings expected on the funds invested or to be invested in order to provide for future participant benefits to be paid out over time. As part of this estimate, we review the existing allocation of invested assets against expectations about future performance of similar asset allocations. Future expectations were obtained from readily available public sources. Expected future returns were adjusted for expectations regarding future investment and other expenses.

Based on our assumptions as of December 31, 2011 (the measurement date), a change in the discount rate or the expected rate of long-term return on pension plan assets assumptions, holding all other assumptions constant, would have the following effect on our pension costs and obligations on an annual basis:

	Impact on Net Periodic Benefit Cost
	Increase	Decrease
.25% change in discount rate	$(18,650)	$14,120
.25% change in expected long-term rate of return	(420,078)	420,078

	Impact on Obligation
	Increase	Decrease
.25% change in discount rate	$(7,228,492)	$7,575,369

FASB ASC No. 715 and the policies we have used, most notably the use of a calculated value of plan assets for pensions as described above, generally reduce the volatility of pension expense that would otherwise result from changes in the value of the pension plan assets and pension liability discount rates. Our pension benefits relate to our plan in the United States.

Our 2012 pension expense is estimated to be approximately $3.5 million and we expect to contribute approximately $20.4 million to our pension plans in 2012.

Our 2012 other post-employment benefit expense is estimated to be approximately $0.7 million and benefit payments are expected to be $0.8 million in 2012. As of July 31, 2007, future benefit payments on our other postretirement benefit plans were capped at specified amounts and as of December 31, 2011 all such payments have been made. See note 10 to our consolidated financial statements.

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

Interest Rate Risk

At December 31, 2011, we had total debt of $568.4 million (net of a $8.7 million discount), consisting of fixed rate debt of $414 million (73%) and floating rate debt of $154.4 million (27%). Our floating rate debt is primarily held by our international subsidiaries. Assuming no changes in the monthly average variable-rate debt levels of $161.2 million and $118.3 million, excluding the retired first lien term loan, for the years ended December 31, 2011 and 2010, respectively, we estimate that a hypothetical change of 100 basis points in the LIBOR and alternate base rate interest rates would have impacted interest expense for each of the years ended December 31, 2011 and 2010 by $1.6 million and $1.2 million, respectively. A 100 basis point increase in interest rates would not materially impact the fair value of our fixed rate debt.

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

Our strategy for managing currency risk relies primarily upon conducting business in a foreign country in that country’s currency. We may, from time to time, also participate in hedging programs intended to reduce our exposure to currency fluctuations. We believe that the effect of a 100 basis point movement in foreign currency rates against the U.S. dollar would not have materially affected our results of operations or cash flows for the years ended December 31, 2011 and 2010. However, we believe that the effect of a 100 basis point movement in the Euro to the U.S. dollar has the potential to materially affect our stockholders’ equity whereas we do not believe a 100 basis point movement in other foreign currencies would have a material impact. As of December 31, 2011, we estimated that a hypothetical change of 100 basis points in the Euro to the U.S. dollar exchange rate would have impacted stockholders’ equity by approximately $2.9 million.

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

Item 8. Financial Statements and Supplementary Data

Index to Consolidated Financial Statements and Supplementary Data

Form 10-K Page
Audited Financial Statements for the Three Years Ended December 31, 2011:
Reports of Independent Registered Public Accounting Firm	58
Consolidated Balance Sheets as of December 31, 2011 and 2010	60
Consolidated Statements of Operations for the Years Ended December 31, 2011, 2010 and 2009	61
Consolidated Statements of Cash Flows for the Years Ended December 31, 2011, 2010 and 2009	62
Consolidated Statements of Equity/(Deficit), Other Comprehensive Income/(Loss), and Redeemable Preferred Units for the Years Ended December 31, 2011, 2010 and 2009	64
Notes to Consolidated Financial Statements	65
Supplementary Data
Quarterly Financial Information (Unaudited) — See note 20 of the Notes to Consolidated Financial Statements	106

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Tower International, Inc.
Livonia, MI

We have audited the accompanying consolidated balance sheets of Tower International, Inc. (previously Tower Automotive, LLC) and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, equity/(deficit), other comprehensive income/(loss), and redeemable preferred units, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Tower International, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2012, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche

Detroit, MI
March 8, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Tower International, Inc.
Livonia, MI

We have audited the internal control over financial reporting of Tower International, Inc. and subsidiaries (the “Company”) as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule listed in the Index at Item 15 as of and for the year ended December 31, 2011 of the Company and our report dated March 8, 2012, expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche

Detroit, MI
March 8, 2012

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	December 31, 2011	December 31, 2010
ASSETS
Cash and cash equivalents	$134,984	$150,345
Accounts receivable, net of allowance of $3,612 and $1,674	327,992	297,086
Inventories (Note 3)	85,100	73,189
Deferred tax assets – current	12,966	12,406
Assets held for sale (Note 5)	4,027	8,178
Prepaid tooling and other	56,189	57,754
Total current assets	621,258	598,958
Property, plant and equipment, net (Note 3)	667,686	627,497
Goodwill (Note 3)	63,983	66,309
Deferred tax assets – non-current	14,450	17,377
Other assets, net	30,001	30,035
Total assets	$1,397,378	$1,340,176
LIABILITIES AND STOCKHOLDERS’ EQUITY
Short-term debt and current maturities of capital lease obligations (Note 6)	$109,447	$109,848
Accounts payable	395,287	366,761
Accrued liabilities	126,416	132,614
Total current liabilities	631,150	609,223
Long-term debt, net of current maturities (Note 6)	461,838	432,726
Obligations under capital leases, net of current maturities (Note 6)	12,213	15,604
Deferred tax liabilities – non-current	11,229	12,710
Pension liability (Note 10)	96,223	76,403
Other non-current liabilities	87,265	81,884
Total non-current liabilities	668,768	619,327
Total liabilities	1,299,918	1,228,550
Commitments and contingencies (Note 18)
Stockholders’ equity:
Tower International, Inc.’s stockholders’ equity
Common stock, $0.01 par value, 350,000,000 authorized, 19,983,403 issued and 19,683,032 outstanding at December 31, 2011 and 19,101,588 issued and outstanding at December 31, 2010 (Note 13)	200	191
Additional paid in capital	311,427	296,262
Treasury stock, at cost, 300,371 shares as of December 31, 2011	(5,130)	—
Accumulated deficit	(184,492)	(192,556)
Accumulated other comprehensive loss (Note 3)	(82,002)	(36,530)
Total Tower International, Inc.’s stockholders’ equity	40,003	67,367
Noncontrolling interests in subsidiaries	57,457	44,259
Total stockholders’ equity	97,460	111,626
Total liabilities and stockholders’ equity	$1,397,378	$1,340,176

The accompanying notes are an integral part of these Consolidated Financial Statements.

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share amounts)

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Revenues	$2,406,089	$1,997,058	$1,634,405
Cost of sales	2,149,977	1,786,476	1,536,752
Gross profit	256,112	210,582	97,653
Selling, general and administrative expenses (Note 8)	158,392	143,975	118,331
Amortization expense	4,589	3,265	2,784
Restructuring and related asset impairment charges, net (Note 4)	2,660	14,288	13,436
Operating income/(loss)	90,471	49,054	(36,898)
Interest expense, net	62,133	66,872	57,881
Interest income	978	962	982
Other expense/(income), net (Note 6)	1,331	1,300	(33,661)
Income/(loss) before provision for income taxes	27,985	(18,156)	(60,136)
Provision/(benefit) for income taxes (Note 9)	14,812	10,297	(1,104)
Net income / (loss)	13,173	(28,453)	(59,032)
Less: Net income attributable to the noncontrolling interests	5,109	8,441	8,904
Net income/(loss) attributable to Tower International, Inc.	$8,064	$(36,894)	$(67,936)
Less: Preferred unit dividends	$—	$(10,707)	$(16,087)
Income/(loss) available to common shareholders	$8,064	$(47,601)	$(84,023)
Weighted average common shares outstanding
Basic	19,364,433	13,865,509	12,467,866
Diluted	20,069,532	13,865,509	12,467,866
Net income/(loss) per share attributable to Tower International, Inc. (Note 13):
Basic	$0.42	$(3.43)	$(6.74)
Diluted	0.40	(3.43)	(6.74)

The accompanying notes are an integral part of these Consolidated Financial Statements.

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
OPERATING ACTIVITIES:
Net income/(loss)	$13,173	$(28,453)	$(59,032)
Adjustments required to reconcile net income/(loss) to net cash provided by operating activities:
Non-cash restructuring and asset impairment charges	—	9,999	1,787
Deferred income tax provision	(725)	(13,851)	(13,053)
Depreciation and amortization	114,578	114,668	147,705
Gain from debt repurchase/letter of credit reduction	—	—	(33,661)
Non-cash share-based compensation	15,174	3,047	—
Pension expense, net of contributions	(12,992)	(5,619)	(2,102)
Change in working capital and other operating items	(28,750)	40,568	7,231
Net cash provided by operating activities	$100,458	$120,359	$48,875
INVESTING ACTIVITIES:
Cash disbursed for purchases of property, plant and equipment, net	$(120,409)	$(100,495)	$(85,995)
Net assets acquired, net of cash acquired	(22,300)	(16,687)	—
Net cash used in investing activities	$(142,709)	$(117,182)	$(85,995)
FINANCING ACTIVITIES:
Proceeds from letter of credit reduction	$—	$—	$13,250
Repayments of term debt	—	(3,484)	(16,381)
Repayment of first lien term loan	—	(414,172)	—
Issuance of senior secured notes	—	417,203	—
Retirement of senior secured notes	(42,008)	(26,000)	—
Noncontrolling interest dividends	—	(5,257)	(4,866)
Preferred units dividends	—	(95)	(388)
Proceeds from borrowings	682,204	418,237	436,172
Repayments of borrowings	(608,767)	(452,286)	(375,501)
Purchase of treasury stock	(5,130)	—	—
Financing costs	—	(8,356)	(1,488)
Net proceeds from initial public offering	—	74,021	—
Net cash provided by/(used in) financing activities	$26,299	$(189)	$50,798
Effect of exchange rate changes on cash and cash equivalents	$591	$(2,445)	$9,304
NET CHANGE IN CASH AND CASH EQUIVALENTS	$(15,361)	$543	$22,982
CASH AND CASH EQUIVALENTS:
Beginning of period	$150,345	$149,802	$126,820
End of period	$134,984	$150,345	$149,802
Supplemental Cash Flow Information:
Interest paid, net of amounts capitalized	$64,868	$43,437	$52,429
Income taxes paid	15,278	14,384	14,950
Non-cash Investing and Financing Activities:
Capital expenditures in liabilities for purchases of property, plant and equipment	$36,415	$26,709	$24,396
Contribution of Joint Venture	5,946	—	—
Cumulative preferred stock units accrued	—	10,612	15,699
Contribution of indebtedness	—	25,000	—
Conversion of preferred units to common shares	—	181,527	—

The accompanying notes are an integral part of these Consolidated Financial Statements.

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY/(DEFICIT),*
OTHER COMPREHENSIVE INCOME/(LOSS), AND REDEEMABLE PREFERRED UNITS
(Amounts in thousands, except per share data)

	Common Stock Units/ Shares	Amount	Additional Paid-in Capital	Treasury Stock	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity/(Deficit)* Attributable to Tower International, Inc.	Noncontrolling Interest Amount	Total Equity (Deficit)*	Redeemable Preferred Units
										Units	Amount
Balance at January 1, 2009	8,500	$12,289	$—	$—	$(60,932)	$(75,427)	$(124,070)	$35,545	$(88,525)	10,000	$155,216
Net loss	—	—	—	—	(67,936)	—	(67,936)	8,904	(59,032)	—	—
Other comprehensive income/(loss):
Foreign currency translation adjustment (net of tax of $0)	—	—	—	—	—	12,470	12,470	(19)	12,451	—	—
Defined benefit plans, net (net of tax of $2.9 million)	—	—	—	—	—	4,565	4,565	—	4,565	—	—
Unrealized gain on qualifying cash flow hedge (net of tax of $2 million)	—	—	—	—	—	4,029	4,029	—	4,029	—	—
Total comprehensive income/ (loss)	—	—	—	—	—	—	(46,872)	8,885	(37,987)	—	—
Preferred unit dividends paid	—	—	—	—	(388)	—	(388)	—	(388)	—	—
Cumulative preferred stock units accrued	—	—	—	—	(15,699)	—	(15,699)	—	(15,699)	—	15,699
Noncontrolling interest dividends	—	—	—	—	—	—	—	(4,866)	(4,866)	—	—
Unit-based compensation expense	—	306	—	—	—	—	306	—	306	—	—
Balance at December 31, 2009	8,500	$12,595	$—	$—	$(144,955)	$(54,363)	$(186,723)	$39,564	$(147,159)	10,000	$170,915
Net loss	—	—	—	—	(36,894)	—	(36,894)	8,441	(28,453)	—	—
Other comprehensive income/(loss):
Foreign currency translation adjustment (net of tax of $0)	—	—	—	—	—	8,597	8,597	1,511	10,108	—	—
Defined benefit plans, net (net of tax of $0 million)	—	—	—	—	—	(3,060)	(3,060)	—	(3,060)	—	—
Settlement of interest rate swap (net of tax of $2 million)						12,551	12,551	—	12,551
Unrealized loss on qualifying cash flow hedge (net of tax of $0.1 million)	—	—	—	—	—	(255)	(255)	—	(255)	—	—
Total comprehensive income/ (loss)	—	—	—	—	—	—	(19,061)	9,952	(9,109)	—	—
Preferred unit dividends paid	—	—	—	—	(95)	—	(95)	—	(95)	—	—
Cumulative preferred stock units accrued	—	—	—	—	(10,612)	—	(10,612)	—	(10,612)	—	10,612

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY/(DEFICIT),*
OTHER COMPREHENSIVE INCOME / (LOSS), AND REDEEMABLE PREFERRED UNITS – (Continued)
(Amounts in thousands, except per share data)

	Common Stock Units/ Shares	Amount	Additional Paid-in Capital	Treasury Stock	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity/(Deficit)* Attributable to Tower International, Inc.	Noncontrolling Interest Amount	Total Equity (Deficit)*	Redeemable Preferred Units
										Units	Amount
Unit conversion – transfer of common and preferred units to capital units	(8,500)	(12,858)	12,858	—	—	—	—	—	—	—	—
Unit conversion – transfer of common and preferred units to capital units	10,000	—	181,527	—	—	—	181,527	—	181,527	(10,000)	(181,527)
Contribution of indebtedness	—	—	25,000	—	—	—	25,000	—	25,000	—	—
Corporate conversion – capital units to common shares	(10,000)	—	—	—	—	—	—	—	—	—	—
Corporate conversion – capital units to common shares	12,467,866	125	(125)	—	—	—	—	—	—	—	—
Initial public offering	6,633,722	66	73,955	—	—	—	74,021	—	74,021	—	—
Share-based compensation expense	—	—	3,047	—	—	—	3,047	—	3,047	—	—
Noncontrolling interest dividends	—	—	—	—	—	—	—	(5,257)	(5,257)	—	—
Unit-based compensation expense	—	263	—	—	—	—	263	—	263	—	—
Balance at December 31, 2010	19,101,588	$191	$296,262	$—	$(192,556)	$(36,530)	$67,367	$44,259	$111,626	—	$—
Net income/(loss)	—	—	—	—	8,064	—	8,064	5,109	13,173	—	—
Other comprehensive income/(loss):
Foreign currency translation adjustment (net of tax of $0)	—	—	—	—	—	(12,095)	(12,095)	2,143	(9,952)	—	—
Defined benefit plans, net (net of tax of $0 million)	—	—	—	—	—	(33,644)	(33,644)	—	(33,644)	—	—
Unrealized gain on qualifying cash flow hedge (net of tax of $0 million)	—	—	—	—	—	267	267	—	267	—	—
Total comprehensive income/(loss)	—	—	—	—	—	—	(37,408)	7,252	(30,156)	—	—
Vesting of RSUs	881,815	9	(9)	—	—	—	—	—	—	—	—
Treasury stock	(300,371)	—	—	(5,130)	—	—	(5,130)	—	(5,130)	—	—
Share-based compensation expense	—	—	15,174	—	—	—	15,174	—	15,174	—	—
Formation of Xiangtan	—	—	—	—	—	—	—	5,946	5,946	—	—
Balance at December 31, 2011	19,683,032	$200	$311,427	$(5,130)	$(184,492)	$(82,002)	$40,003	$57,457	$97,460	—	$—

*	Prior to October 14, 2010 refers to members’ equity as the Company was not a public company

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Business

Tower International, Inc. and its subsidiaries (collectively referred to as the “Company” or “Tower International”) is a leading integrated global manufacturer of engineered structural metal components and assemblies primarily serving automotive original equipment manufacturers, or OEMs, including Ford, Volkswagen Group, Hyundai/Kia, Fiat, Chrysler, Volvo, Nissan, Daimler, BMW, Toyota, PSA, Chery, and Honda. Products include body-structure stampings, frame and other chassis structures, as well as complex welded assemblies, for small and large cars, crossovers, pickups sport utility vehicles, or SUVs. Including both wholly owned subsidiaries and majority owned subsidiaries, the Company has strategically located production facilities in the United States, Belgium, Germany, Italy, Slovakia, Poland, Brazil, South Korea, and China, supported by engineering and sales locations in the United States, Germany, Italy, Brazil, South Korea, Japan, China, and India.

Note 2. Basis of Presentation and Organizational History

On October 14, 2010, in connection with its initial public offering (the “IPO”), Tower Automotive, LLC was converted to a Delaware corporation named Tower International, Inc. (the “Corporate Conversion”). Upon the Corporate Conversion, all of the equity interests in Tower Automotive, LLC were converted into common stock of Tower International, Inc. (see note 11 for further discussion). The Company is a “controlled company” within the meaning of the New York Stock Exchange corporate governance standards because Cerberus Capital Management, L.P. (“Cerberus”), through the Company’s controlling stockholder, controls a majority of the Company’s outstanding common stock.

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

Recent Accounting Pronouncements

Goodwill Impairment

On September 15, 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-08, which amends the guidance in Accounting Standards Codification (“ASC”) No. 350, Intangibles — Goodwill and Other, on testing goodwill for impairment. The ASU permits entities testing goodwill for impairment to have the option of performing a qualitative assessment before calculating the fair value of the reporting unit (i.e., step 1 of the goodwill impairment test). If entities determine, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required. The ASU does not change how goodwill is calculated or assigned to reporting units, nor does it revise the requirement to test goodwill annually for impairment. In addition, the ASU does not amend the requirement to test goodwill for impairment between annual tests if events or circumstances warrant; however, it does revise the examples of events and circumstances that an entity should consider. The ASU is effective for interim and annual periods beginning after December 15, 2011 with early adoption permitted. The Company adopted this ASU on September 30, 2011, but did not perform a qualitative assessment before performing step 1; therefore, the adoption did not have a material impact on the Company’s financial statements.

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2. Basis of Presentation and Organizational History  – (continued)

FASB ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements”

In January 2010, the FASB issued ASU 2010-06 which amended ASC No. 820-10, Fair Value Measurement and Disclosures-Overall. ASU 2010-06 requires new disclosures regarding transfers in and out of assets and liabilities measured at fair value classified within the valuation hierarchy as either Level 1 or Level 2 and information about sales, issuances and settlements on a gross basis for assets and liabilities classified as Level 3. ASU 2010-06 clarifies existing disclosures on the level of disaggregation required and inputs and valuation techniques. The provisions of ASU 2010-06 became effective for the Company on January 1, 2010, except for disclosure of information about sales, issuances and settlements on a gross basis for assets and liabilities classified as Level 3, which was effective for the Company on January 1, 2011. The provisions of ASU 2010-06 impact disclosures only and the Company has disclosed information in accordance with the revised provisions of ASU 2010-06 within this report.

Note 3. Significant Accounting Policies

Financial Statement Presentation

a. Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all subsidiaries over which the Company exercises control. The Company’s share of earnings or losses of nonconsolidated affiliates are included in the consolidated operating results using the equity method of accounting when the Company is able to exercise significant influence over the operating and financial decisions of the affiliates. The Company did not have any nonconsolidated affiliates during the periods presented in this report. All intercompany transactions and balances have been eliminated upon consolidation.

b. Cash and Cash Equivalents

All highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. Cash equivalents are stated at cost, which approximates fair value. Substantially all of the Company’s cash is concentrated in a few financial institutions.

c. Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful receivables for estimated losses resulting from the inability of its trade customers to make required payments. The Company provides an allowance for specific customer accounts where collection is doubtful and also provides an allowance for customer deductions based on historical collection and write-off experience. Additional allowances could be required if the financial condition of the Company’s customers deteriorated. Bad debt expense is not material for any period presented.

d. Inventories

Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (“FIFO”) method. In addition, the Company uses a valuation account for inventory obsolescence, which has not been material for any period presented. Maintenance, repair and non-productive inventory, which are considered consumables, are expensed when acquired in cost of sales. Inventories consist of the following (in thousands):

	December 31, 2011	December 31, 2010
Raw materials	$37,401	$29,762
Work in process	23,372	19,335
Finished goods	24,327	24,092
Total inventory	$85,100	$73,189

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Significant Accounting Policies  – (continued)

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

The components of capitalized tooling costs are as follows (in thousands):

	December 31, 2011	December 31, 2010
Customer-owned tooling, net	$20,212	$38,683
Company-owned tooling	1,595	3,828
Total tooling, net	$21,807	$42,511

Any gain recognized, which is defined as the excess of reimbursement over cost, is amortized over the life of the program. If estimated costs are expected to be in excess of reimbursement, a loss is recorded in the period when the loss is estimated.

f. Property, Plant and Equipment

Property, plant and equipment are recorded at cost, less accumulated depreciation. Depreciation expense was $110 million, $111.4 million, and $144.9 million for the years ended December 31, 2011, 2010, and 2009. Depreciation is computed using the straight-line method over the following estimated useful lives of assets as follows:

Buildings and improvements	32 to 40 years
Machinery and equipment	3 to 20 years

Leasehold improvements are amortized over the shorter of 10 years or the remaining lease term at the date of acquisition of the leasehold improvement.

Interest is capitalized during the preparation of facilities for product programs and is amortized over the estimated lives of the programs. Interest of $1.6 million, $1.9 million and $0.9 million was capitalized in 2011, 2010, and 2009, respectively.

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

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Significant Accounting Policies  – (continued)

Property, plant and equipment consist of the following (in thousands):

	December 31, 2011	December 31, 2010
Cost:
Land	$62,579	$61,885
Buildings and improvements	221,174	209,696
Machinery and equipment	826,752	765,670
Construction in progress	122,426	91,705
Property, plant, and equipment, gross	1,232,931	1,128,956
Less: accumulated depreciation	(565,245)	(501,459)
Property, plant, and equipment, net	$667,686	$627,497

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

Asset retirement obligations are included in other non-current liabilities in the Consolidated Balance Sheet. The following table reconciles our asset retirement obligations as of December 31, 2011 and 2010 (in thousands):

	December 31, 2011	December 31, 2010
Asset retirement obligation as of January 1	$11,865	$12,906
Accretion expense	1,018	1,104
Liabilities settled	(126)	(2,145)
Change in estimate	(489)	—
Asset retirement obligation as of December 31	$12,268	$11,865

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

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Significant Accounting Policies  – (continued)

Long-lived assets held for sale are recorded at the lower of their carrying amount or estimated fair value less cost to sell.

i. Goodwill and Other Intangible Assets

Goodwill represents the excess of the cost of an acquisition over the fair value of net assets acquired. Goodwill is not amortized but is tested for impairment on at least an annual basis. In accordance with FASB ASC No. 350, Intangibles — Goodwill and Other, goodwill is reviewed for impairment utilizing a two-step process. The first step of the impairment test requires the identification of the reporting units, and comparison of the fair value of each of these reporting units to the respective carrying value. The Company defines its reporting units as Europe, Asia, North America, and South America. The recoverability of goodwill is evaluated at the following reporting units for which goodwill exists: Europe and South America. These reporting units exist at a lower level than our reportable segments. If the carrying value is less than the fair value, no impairment exists and the second step is not performed. In the second step, the impairment is computed by comparing the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. FASB ASC No. 350 requires goodwill to be tested for impairment annually at the same time every year, and when an event occurs or circumstances change such that it is reasonably possible that impairment may exist. The annual impairment test is performed at year end.

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

The Company’s 2011 and 2010 annual goodwill impairment analysis, completed as of each year end, indicated that the carrying value of the Europe and South America reporting units was less than the respective fair values; thus, no impairment existed at either date. The Company also performed an interim goodwill impairment analysis during 2010 as the Company deemed its IPO to be a triggering event.

The change in the carrying amount of goodwill is set forth below on a segment and consolidated basis (in thousands):

	International	Americas	Consolidated
Balance at December 31, 2009	$67,079	$3,486	$70,565
Currency translation adjustment	(4,433)	177	(4,256)
Balance at December 31, 2010	62,646	3,663	66,309
Currency translation adjustment	(1,921)	(405)	(2,326)
Balance at December 31, 2011	$60,725	$3,258	$63,983

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Significant Accounting Policies  – (continued)

The Company has certain intangible assets that are related to customer relationships in Europe and Brazil. During the second quarter of 2011, the Company recorded a new intangible asset in North America for a covenant not to compete agreement related to the acquisition of substantially all of the assets of W Industries (see note 17). These intangible assets have definite lives and are amortized on a straight-line basis, which approximates the recognition of related revenue, over the estimated lives of the related assets. The intangible assets are recorded in other assets. The Company anticipates amortization expense of $4.7 million, $2.8 million, and $1.5 million for the years ended December 31, 2012, 2013, and 2014, respectively, at which time no further amortization expense will be incurred. The Company has incurred amortization expense of $4.6 million, $3.3 million, and $2.8 million, respectively, for the years ended December 31, 2011, 2010 and 2009. The following table presents information about the intangible assets of the Company at December 31, 2011 and 2010, respectively (in thousands):

		As of December 31, 2011		As of December 31, 2010
	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible:
Europe	6 years	$15,939	$10,236	$16,011	$7,504
Brazil	7 years	5,677	3,634	5,935	2,749
North America	2 years	2,271	973	—	—
Total		$23,887	$14,843	$21,946	$10,253

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

At December 31, 2011, the carrying value and estimated fair value of the Company’s total debt was $568.4 million and $582.9 million, respectively. At December 31, 2010, the carrying value and estimated fair value of the Company’s total debt was $539.6 million and $578.5 million, respectively. The majority of the Company’s debt at December 31, 2011 and December 31, 2010 is traded in the market and is classified as a Level 2 measurement based on the pricing methodology and the limited trading of the securities. The fair value was determined based on the quoted market values. The remainder of the Company’s debt, primarily consisting of foreign subsidiaries’ debt, is asset-backed and is classified as Level 3. As this debt carries variable rates and minimal credit risk, the book value approximates the fair value for this debt.

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Significant Accounting Policies  – (continued)

The Company is party to certain derivative financial instruments, which are all classified as Level 2 measurements determined using significant other observable inputs. The Company also has certain assets that have been classified as held for sale. The fair value of the long-lived assets held for sale was determined using third-party appraisals. The third-party appraisals use current market conditions adjusted for asset specific characteristics to determine the fair market value; therefore, are classified as Level 3.

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and accruals approximate fair value because of the short maturity of these instruments.

The Company did not have any assets or liabilities that were measured at fair value on a nonrecurring basis during the year ended December 31, 2011.

The following table provides each major category of assets and liabilities measured at fair value on a nonrecurring basis during the year ended December 31, 2010 (in millions):

	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Total Gains/ (losses)
	Level 1	Level 2	Level 3
Long-lived assets held for sale	Not applicable	Not applicable	$4.0	$(2.7)
Asset impairments	Not applicable	Not applicable	$0.7	$(7.3)

In accordance with FASB ASC No. 360, Property, Plant, & Equipment, long-lived assets held for sale with a carrying amount of $6.7 million were written down to their fair value of $4.3 million, less cost to sell of $0.3 million (or $4 million), resulting in a loss of $2.7 million, which was included in the Company’s Consolidated Statement of Operations for the year ended December 31, 2010.

In accordance with FASB ASC No. 360, equipment specifically purchased for a contract with a solar customer that failed to materialize with a carrying amount of $8 million was written down to the fair value of $0.7 million, resulting in a loss of $7.3 million, which was included in the Company’s Consolidated Statement of Operations for the year ended December 31, 2010.

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

The Company formally documents hedge relationships, including the identification of the hedging instruments and the hedged items, as well as the risk management objectives and strategies for undertaking the hedge transaction. Effective hedges are recorded at fair value in other long-term liabilities or other long-term assets with a corresponding offset to accumulated other comprehensive income in the Consolidated Balance Sheet. This process includes linking derivatives that are designated as hedges of specific assets, liabilities, firm commitments or forecasted transactions. The Company also formally assesses, both at inception and at least quarterly thereafter, whether a derivative used in a hedging transaction is highly effective in offsetting changes in either the fair value or cash flows of the hedged item. The Company will discontinue hedge accounting when it is determined that a derivative ceases to be an effective hedge. As of December 31, 2009, an accumulated loss of $12.6 million was recorded in accumulated other comprehensive income relating to the

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Significant Accounting Policies  – (continued)

Company’s two cash flow hedges which were considered effective. The hedges were terminated in August 2010 in connection with the retirement of the first lien term loan. By termination, the amounts that had been recorded in accumulated other comprehensive were expensed through interest expense and income tax expense as appropriate. Refer to note 7 for further discussion.

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

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Significant Accounting Policies  – (continued)

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

n. Segment Reporting

The Company determines its reportable segments based on the guidance in FASB ASC No. 280, Segment Reporting. The Company defines its operating segments as components of its business where separate financial information is available and is routinely evaluated by management. Management reviews financial information based on four operating segments: Europe, Asia, North America, and South America. The Company aggregates the four operating segments into two reportable segments consistent with the aggregation criteria in FASB ASC No. 280 as the Company’s operations have similar economic characteristics, and share fundamental characteristics including the nature of the products, production processes, customers, margins, and distribution channels. The Company’s two reportable segments are the Americas, consisting of North and South America, and International, consisting of Europe and Asia. See note 16 for further discussion.

o. Foreign Currency Translation

The functional currency of the Company’s foreign operations is the local currency in which they operate. Assets and liabilities of the Company’s foreign operations are translated into U.S. dollars using the applicable period end rates of exchange. Results of operations are translated at applicable average rates prevailing throughout the period. Translation gains or losses are reported as a separate component of accumulated other comprehensive income in the accompanying Consolidated Statements of Equity/(Deficit), Other Comprehensive Income/(Loss), and Redeemable Preferred Units. Gains and losses resulting from foreign currency transactions, the amounts of which are not material in all periods presented, are included in net income/(loss).

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

q. Share-based Compensation

The Company measures compensation cost arising from the grant of share-based awards to employees at fair value. The Company recognizes such costs in income over the period during which the requisite service is provided, usually the vesting period. See note 14 for further discussion.

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Significant Accounting Policies  – (continued)

r. Accumulated Other Comprehensive Income/(Loss) (AOCI)

The components of accumulated other comprehensive loss, net of tax, in stockholders’ equity is as follows (in thousands):

	December 31, 2011	December 31, 2010
Foreign currency translation	$17,713	$29,808
Defined benefit plans, net	(99,727)	(66,083)
Unrealized loss on qualifying cash flow hedge, net	12	(255)
Accumulated other comprehensive loss	$(82,002)	$(36,530)

During the year ended December 31, 2011, $1.9 million was transferred out of accumulated other comprehensive (AOCI) through net periodic benefit cost related to the amortization of the loss on the Company’s defined benefit plan. During the year ended December 31, 2010, $1.5 million was transferred out of AOCI through net periodic benefit cost related to the amortization of the loss on the Company’s defined benefit plan and $10.6 million and $2 million that had been recorded in AOCI related to the Company’s cash flow hedges were transferred out of AOCI through interest expense and income tax expense, respectively.

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

Other Comprehensive Income

On June 16, 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income,” which improves the comparability, consistency and transparency of financial reporting and increases the prominence of items reported in other comprehensive income. This ASU is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2011, although early adoption is permitted. In December 2011, the FASB issued ASU 2011-12 “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05,” which defers certain aspects of ASU 2011-05 related to the presentation of reclassification adjustments. The

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Significant Accounting Policies  – (continued)

adoption of the revised guidance on January 1, 2012 is not expected to have a material impact on the Company’s consolidated financial statements. The new presentation will be included in the Company’s Quarterly Reporting on Form 10-Q for the quarter ended March 31, 2012.

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

Restructuring Charges

Restructuring charges and asset impairments for each of our segments include the following (in thousands):

	Year Ended December 31,
	2011	2010	2009
International	$(179)	$3,302	$12,619
Americas	2,839	10,986	817
Consolidated	$2,660	$14,288	$13,436

The following table sets forth net restructuring expense by type for the periods presented (in thousands):

	Year Ended December 31,
	2011	2010	2009
Employee termination costs	$1,414	$573	$12,860
Other exit costs	1,246	3,716	5,699
Asset impairments	—	9,999	1,787
Restructuring income	—	—	(6,910)
Total restructuring expense	$2,660	$14,288	$13,436

The Company incurred restructuring expense of $2.7 million and $14.3 million during the years ended December 31, 2011 and 2010. The Company incurred restructuring expense of $20.3 million during the year ended December 31, 2009 which was offset by $6.9 million of restructuring income.

The restructuring income was related to the cancellation of an old customer program relating to the Company’s closed facility in Milwaukee, Wisconsin. This income was recorded in the Americas segment. As of December 31, 2009, all recoveries had been received.

The charges incurred during 2011, 2010, and 2009 primarily related to the following actions:

2011 Actions

During the year ended December 31, 2011, the charges incurred in the Americas segment related to the ongoing maintenance expense of facilities closed as a result of prior actions, in addition to severance costs in Brazil to improve manufacturing efficiencies. These charges were offset partially by a favorable liability adjustment pertaining to closed facilities.

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Restructuring and Asset Impairment Charges  – (continued)

2010 Actions

During the fourth quarter of 2010, the Company recorded an impairment charge of $7.3 million related to its non-automotive business. The charge taken relates to the equipment specifically purchased for a contract with a solar customer that failed to materialize, less any anticipated salvage value. The Company also recorded an expense of $2.3 million related to the sale of a closed facility in Granite City, Illinois. During the first quarter of 2010, the Company classified its Bergisch Gladbach facility as held for sale (see note 5), which resulted in an impairment charge of $2.7 million to align the book value with the estimated fair value, less costs to sell. The additional charges incurred in 2010 in both the International and Americas segments related to other severance costs and ongoing maintenance of facilities closed as a result of prior actions.

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

Restructuring Reserve

The table below summarizes the activity in the accrual by segment, reflected in accrued liabilities in the Consolidated Balance Sheet, for the above-mentioned actions through December 31, 2011 (in thousands):

	International	Americas	Consolidated
Balance at December 31, 2009	$8,187	$1,561	$9,748
Payments	(7,713)	(3,419)	(11,132)
Increase in liability	580	3,731	4,311
Adjustment to liability	(233)	(986)	(1,219)
Balance at December 31, 2010	821	887	1,708
Payments	(501)	(1,496)	(1,997)
Increase in liability	—	937	937
Adjustment to liability	(179)	(62)	(241)
Balance at December 31, 2011	$141	$266	$407

Except as disclosed in the table above, the Company does not anticipate incurring additional material cash charges associated with the actions described above. The change in the liability above does not agree with the restructuring charges in the table above as certain items are expensed as incurred related to the actions described. The liability primarily relates to severance.

The liability decreased during the year ended December 31, 2011 primarily due to payments made relating to prior accruals. The majority of the $0.4 million restructuring reserve accrued as of December 31, 2011 is expected to be paid in 2012.

The liability decreased during 2010 primarily due to severance payments made relating to the closure of the Company’s facility in Bergisch Gladbach, Germany. In the Americas segment, the liability increased during the year primarily related to the sale of a closed facility; however, the majority of the payments relating to the sale were made as of December 31, 2010.

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Restructuring and Asset Impairment Charges  – (continued)

During the year ended December 31, 2011, the Company incurred payments related to prior accruals in Europe of $0.5 million and in North America of $1.5 million. During the year ended December 31, 2010, the Company incurred payments related to prior accruals in Europe of $7.7 million and in North America of $3.4 million.

Note 5. Assets Held for Sale

The Company had three locations that were considered held for sale in accordance with FASB ASC No. 360, Property, Plant, and Equipment. The three locations were Gunpo, South Korea; Bergisch Gladbach, Germany; and Milwaukee, Wisconsin. The Gunpo facility was classified as held for sale in 2009 and the Bergisch and Milwaukee facilities were classified as held for sale in the first quarter of 2010. During the fourth quarter of 2011, the Company’s management has determined that it does not expect to sell the Bergisch or Milwaukee locations within one year. Accordingly, the Company has classified these locations as held and used. The following table summarizes assets held for sale by category (in thousands):

	December 31, 2011	December 31, 2010
Land	$2,335	$6,426
Building	1,692	1,752
Total	$4,027	$8,178

Note 6. Debt

Long-Term Debt

Long-term debt consists of the following (in thousands):

	December 31, 2011	December 31, 2010
Senior secured notes, due September 1, 2017 (net of discount of $8,685 and $11,410)	$353,307	$392,590
Revolving credit facility	54,000	—
Detroit investment fund indebtedness	798	—
Other foreign subsidiary indebtedness	160,266	147,034
Total long-term debt	568,371	539,624
Less current maturities	(106,533)	(106,898)
Long-term debt, net of current portion	$461,838	$432,726

The current maturities do not include capital lease obligations of $2.9 million and $3 million as of December 31, 2011 and 2010, respectively.

Future maturities of long-term debt as of December 31, 2011 are as follows (in thousands):

2012	$106,533
2013	40,707
2014	9,474
2015	652
2016	54,652
Thereafter	356,353
Total	$568,371

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6. Debt  – (continued)

Senior Secured Notes

On August 24, 2010, the Company’s subsidiaries, Tower Automotive Holdings USA, LLC and TA Holdings Finance, Inc. (collectively, the “Issuers”), issued $430 million in senior secured notes (the “notes offering”). The senior secured notes (the “notes”) were issued at an original issue discount of $12.8 million and bear an annual interest rate of 10.625%. The original issue discount is being amortized on a straight-line basis, which approximates the effective interest method, through interest expense over the term of the notes which increases the effective annual interest rate to 11.25%. The notes mature on September 1, 2017. The notes are jointly and severally and unconditionally guaranteed by the Company on a senior unsecured basis and by the existing domestic subsidiaries of the Company, other than the Issuers, that are guarantors under Tower Automotive Holdings USA, LLC’s existing revolving credit facility (the “Amended ABL revolver”) and existing letter of credit facility (the “Letter of Credit Facility”) (such domestic subsidiaries, the “Subsidiary Guarantors”) on a senior secured basis. The notes are senior secured obligations of the Issuers that, subject to certain permitted liens and exceptions, and subject to certain limitations with respect to enforcement, rank equally in right of payment to any existing and future senior indebtedness of the Issuers and are effectively junior to the extent of the collateral securing the Issuers’ and the Subsidiary Guarantors’ obligations on a first priority basis under the Amended ABL revolver. The notes and the subsidiary guarantees are effectively junior to any existing and future indebtedness of the Company’s subsidiaries that are not guaranteeing the notes. The notes also restrict the Company from paying cash dividends on its common stock.

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

At any time prior to September 1, 2014, the Issuers may redeem some or all of the notes at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus a “make-whole” premium and accrued and unpaid interest. Additionally, prior to September 1, 2014, during any 12-month period, the Issuers may redeem up to 10% of the principal amount of the notes at a redemption price equal to 105% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest. Further, the Issuers may redeem some or all of the notes at any time on or after September 1, 2014 at a redemption price equal to 105.313% of the principal amount of the notes to be redeemed through September 1, 2015, at any time on or after September 1, 2015 at a redemption price equal to 102.656% of the principal amount of the notes to be redeemed through September 1, 2016, and at 100% of the principal amount thereafter, plus accrued and unpaid interest. In addition, prior to September 1, 2013, the Issuers may redeem up to 35% of the original principal amount of the notes from the proceeds of certain equity offerings at a price of 110.625% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest. The Company has concluded that bifurcation is not required for the embedded derivative related to the redemption provisions of the notes as it is clearly and closely related to the debt instrument or is not material.

On December 16, 2010, the Issuers redeemed $26 million of the notes at 105% which resulted in a premium paid of $1.3 million that was recognized as other expense. In connection with the redemption, the Issuers accelerated the amortization of the original issue discount and associated debt issue costs by $1.2 million in the fourth quarter of 2010.

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6. Debt  – (continued)

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

On October 6, 2011, the Company reduced its outstanding debt by purchasing $7.5 million of the notes in the open market at 101.75%, which resulted in a premium paid of $0.1 million that was recognized as other expense. The notes purchased were immediately retired by the Company. In connection with the retirement, the Company accelerated the amortization of the original issue discount and associated debt issue costs by $0.3 million in the third quarter of 2011.

As of December 31, 2011, the outstanding principal balance on the notes was $353.3 million (net of a remaining $8.7 million original issue discount).

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

The Revolving Credit and Guaranty Agreement dated as of July 31, 2007 provided for a revolving credit facility in the aggregate amount of $150 million, subject to a borrowing base limitation. Advances under the ABL revolver bore interest at a base rate or LIBOR, plus a margin, which were 0.75% for base rate borrowings and 1.75% for LIBOR-based borrowings prior to the amendment. The applicable margins were determined by the average availability under the ABL revolver during the preceding three months. The ABL revolver was scheduled to mature on July 31, 2012 prior to the Amended Revolving Credit Facility Agreement.

Advances under the Amended ABL Revolver will bear interest at an alternate base rate (which is the highest of the Prime Rate, the Federal Funds Rate plus ½% and the Adjusted LIBOR (as each such term is defined in the Amended Revolving Credit Facility Agreement) for a one month interest period plus 1%) plus a base rate margin or LIBOR plus a Eurodollar margin. The applicable margins are determined by the average availability under the Amended ABL Revolver over the preceding three consecutive full calendar months and as of the date of the Amended Revolving Credit Facility Agreement were 2.25% per annum and 3.25% per annum for base rate and LIBOR based borrowings, respectively.

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6. Debt  – (continued)

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

As of December 31, 2011, there was $137.6 million of borrowing availability under the Amended ABL Revolver, of which $54 million of borrowings were outstanding. As of December 31, 2011, the applicable margins were 2.25% per annum and 3.25% per annum for base rate and LIBOR based borrowings, respectively, resulting in a weighted average interest rate of 4.06% per annum.

Detroit Investment Fund

The Company assumed an unsecured debt instrument of $1 million owed to the Detroit Investment Fund, L.P. (“DIF”) upon the acquisition of substantially all of the assets of W Industries (see note 17). The debt instrument requires monthly principal and interest payments with an annual interest rate of 8.5%. The instrument is scheduled to mature in April 2014. As of December 31, 2011, the outstanding principal balance was $0.8 million.

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

The Letter of Credit Facility Agreement provides for a letter of credit facility (the “Letter of Credit Facility”) for the issuance of up to $38 million of letters of credit with a sublimit for Euro dominated letters of credit (with an option to increase the Letter of Credit Facility to $44.5 million in the future). Upon a third party drawing on letters of credit issued under the Letter of Credit Facility, the L/C Borrower will become obligated to pay to the lenders the amounts so drawn. The expiration date of the Letter of Credit Facility is June 13, 2014.

On August 5, 2011, the Company amended the Letter of Credit Facility Agreement to reduce the Letter of Credit Facility from $38 million to $30 million (with an option to increase the Letter of Credit Facility to $44.5 million in the future). The remaining terms of the Letter of Credit Facility Agreement remained the same.

As of December 31, 2011, the outstanding letters of credit under the Letter of Credit Facility were $26.1 million. As of December 31, 2011, an 8.5% per annum fee is due on the total amount of the facility. This fee is subject to change in the future based upon then current market conditions.

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

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6. Debt  – (continued)

First Lien Term Loan

The first lien term loan was borrowed in two tranches, with $250 million advanced to a U.S. borrower (the “U.S. Borrower”) and the Euro currency equivalent of $260 million (€190.8 million) advanced to a European borrower (the “European Borrower”). The first lien term loan required principal payments of 1%, paid quarterly at the end of each January, April, July and October. Immediately prior to the repayment described below, funds and accounts managed by Cerberus Capital Management, L.P. (collectively with Cerberus Capital Management, L.P., “Cerberus” or “Members”) owned approximately 90% of the first lien term loan. The first lien term loan was scheduled to mature on July 31, 2013.

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

Debt Issue Costs

The Company incurred interest expense related to the amortization of debt issue costs of $2.3 million, $7.8 million, and $3.5 million, respectively, during the years ended December 31, 2011, 2010, and 2009.

Other Foreign Subsidiary Indebtedness

As of December 31, 2011, other foreign subsidiary indebtedness of $160.3 million consists primarily of borrowings in South Korea of $98.6 million, borrowings in Brazil of $30.5 million, receivables factoring in Europe of $19.7 million, and a line of credit in Europe of $11.5 million.

Generally, borrowings of foreign subsidiaries are made under credit agreements with commercial lenders and are used to fund working capital and other operating requirements.

South Korea

As of December 31, 2011, the Company’s South Korean subsidiary had borrowings of $98.6 million (KRW 114.4 billion), consisting of secured indebtedness of $42.8 million (KRW 49.6 billion), secured bonds of $21.5 million (KRW 25 billion), unsecured corporate bonds of $17.2 million (KRW 20 billion) issued in connection with a government sponsored collateralized bond program, unsecured indebtedness of $12.8 million (KRW 14.8 billion), and unsecured bonds of $4.3 million (KRW 5 billion) which have annual

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6. Debt  – (continued)

interest rates ranging from 5.34% to 9.96% and maturity dates ranging from February 2012 to August 2014. As of December 31, 2011, the weighted average interest rate on the borrowings in South Korea was 7.05% per annum. The majority of these borrowings are subject to annual renewal. Substantially all of the assets of the Company’s South Korean subsidiary serve as collateral for the secured indebtedness and secured bonds.

During the fourth quarter of 2011, the Company renewed $7.1 million (KRW 8.2 billion) of maturing secured indebtedness and $4.3 million (KRW 5 billion) of a maturing unsecured bond for an additional year. The terms of the new loans are substantially the same as the other portfolio loans.

Brazil

As of December 31, 2011, the Company’s Brazilian subsidiary had borrowings of $30.5 million (R$56.8 million) which have annual interest rates ranging from 5.5% to 15.39% and maturity dates ranging from February 2012 to September 2021. As of December 31, 2011, the weighted average interest rate on the borrowings in Brazil was 13.16% per annum. This credit is provided through bilateral agreements with four local banks. Periodic interest and principal payments are required. The loans are secured by certain fixed and current assets.

During the fourth quarter of 2011, two of the local banks provided the Company with $11.5 million (R$21.5 million) in new term loans. One of the loans is a one-year term loan and the other loan has an extended maturity date through April 2013. The terms of the new loans are substantially the same as the other portfolio loans.

Europe

As of December 31, 2011, the receivables factoring facilities available to the Company were $25.8 million (€19.9 million), of which $19.7 million (€15.2 million) was drawn. These are uncommitted, demand facilities which are subject to termination at the discretion of the banks, and bear interest rates based on the average three month EURIBOR plus a spread ranging from 1.45% to 2.25%. The effective annual interest rates as of December 31, 2011 ranged from 2.88% to 3.68%, with a weighted average interest rate of 2.98% per annum. Any receivables factoring under these facilities is with recourse, and is secured by the accounts receivable factored. These receivables factoring transactions are recorded in the Company’s Consolidated Balance Sheet in short-term debt and current maturities of capital lease obligations.

During the fourth quarter of 2011, the Company obtained a secured line of credit of $11.5 million (€8.9 million). The facility bears an interest rate based on the one month EURIBOR plus 4%. The effective annual interest rate as of December 31, 2011 was 5.1% per annum. The installment loan is secured by mortgages over the land, certain buildings and other assets and is subject to negotiated prepayments upon the receipt of funds from completed tooling projects.

Covenants

As of December 31, 2011, the Company was in compliance with the financial covenants that govern its credit agreements.

Capital Leases

The Company had capital lease obligations of $15.1 million and $18.6 million as of December 31, 2011 and December 31, 2010, respectively, which expire between March 2013 and March 2018. Property under capital leases was $32.7 million and $33.5 million with $12 million and $7.8 million of accumulated depreciation as of December 31, 2011 and December 31, 2010, respectively.

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7. Derivative Financial Instruments

The Company was required by its credit agreements to enter into two interest rate swap agreements during the third quarter of 2007. These derivative agreements effectively fixed interest rates on a portion of the Company’s European and U.S. first lien term loan tranches at 5.06% and 4.62%, respectively, and qualified for cash flow hedge accounting treatment under FASB ASC No. 815, Derivatives and Hedging. The swaps were designated as hedging instruments to offset the changes in cash flows resulting from changes in interest rates on this variable rate debt through August 31, 2010. In August 2010, the first lien term loan was repaid in full and the interest rate swaps expired. Under FASB ASC No. 815, each swap was recorded as a cash flow hedge in which the fair value was recorded as an asset or liability and the changes in the fair value were recorded as a component of other comprehensive income. Periodic measurement of hedge effectiveness was performed quarterly. Any changes in the effective portion of these derivatives were recorded as a component of accumulated other comprehensive income/(loss), a component of stockholders’ equity, while any ineffective portion was recorded in earnings and reflected in the consolidated Statement of Operations as part of interest expense. The following table presents the notional amount of interest rate swaps by class (in thousands):

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

	Year Ended December 31,
	2011	2010	2009
SG&A (excluding items below)	$138,941	$132,221	$118,331
Special incentive program	—	6,700	—
Supplemental value creation program	4,419	1,509	—
Restricted stock units granted in connection with the IPO	13,932	2,866	—
Acquisition costs	1,100	679	—
Total	$158,392	$143,975	$118,331

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9. Income Taxes

Tax Summary

The summary of income/(loss) before provision for income taxes and noncontrolling interests consisted of the following (in thousands):

	Year Ended December 31,
	2011	2010	2009
Domestic	$2,721	$(45,566)	$(38,811)
Foreign	25,264	27,410	(21,325)
Total	$27,985	$(18,156)	$(60,136)

The provision/(benefit) for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2011	2010	2009
Current:
Domestic – Federal	$178	$—	$—
Domestic – State	250	(114)	192
Foreign	15,109	22,284	16,658
Total	15,537	22,170	16,850
Tax/(benefit) expense with offset in OCI:
Domestic – Federal	—	1,786	(4,398)
Domestic – State	—	192	(503)
Total	—	1,978	(4,901)
Deferred
Domestic – Federal	—	—	—
Domestic – State	(370)	—	238
Foreign	(355)	(13,851)	(13,291)
Total	(725)	(13,851)	(13,053)
Total provision/(benefit) for income taxes	$14,812	$10,297	$(1,104)

A reconciliation of income tax expense/(benefit) from continuing operations and the US federal statutory income tax expense/(benefit) were as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Taxes at U.S. federal statutory rate	$9,795	$(6,355)	$(21,057)
State tax expense/(benefit)	(120)	372	1,626
Valuation allowance	3,136	3,607	19,496
Disallowed interest expense	1,103	1,171	1,506
Regional production tax – Italy	776	838	720
Foreign withholding taxes	688	2,476	(679)
Tax/(benefit) expense in OCI	—	1,978	(4,901)
Cancellation of debt income	—	4,529	—
Foreign tax rate differential	(348)	(2,017)	(1,706)
Increase/(decrease) in uncertain tax positions	(689)	1,869	2,824
Inflation adjustment – Mexico	(748)	(913)	(1,277)
Other permanent differences	1,220	2,742	2,344
Total income tax expense/(benefit)	$14,812	$10,297	$(1,104)

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9. Income Taxes  – (continued)

Deferred income taxes are primarily provided for temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities. The tax effects of each type of temporary difference and carryforward that give rise to a significant portion of deferred tax assets/(liabilities) are summarized as follows (in thousands):

	December 31, 2011	December 31, 2010
Deferred tax assets are attributable to:
Net operating loss carryforwards and tax credits	$140,908	$140,991
Accrued compensation and postretirement benefit obligations	46,130	33,505
Non-deductible reserves and other accruals	16,506	22,827
Leases	11,531	8,739
MRO inventory reserve	8,451	8,259
Total gross deferred assets	223,526	214,321
Less: valuation allowance	(188,336)	(180,395)
Net deferred income tax assets	35,190	33,926
Deferred tax liabilities are attributable to:
Deferred cancellation of indebtedness income	(16,310)	(16,310)
Long lived assets	(2,882)	(810)
Total gross deferred liabilities	(19,192)	(17,120)
Net deferred tax asset/(liability)	$15,998	$16,806

As of December 31, 2011, the amount of valuation allowance that existed was $188.3 million. The valuation allowance increased $7.9 million during 2011 primarily as a result of not recognizing tax benefits from the increases in U.S. post retirement benefit obligations. The Company continually monitors all available evidence to determine if sufficient future taxable income will be generated to utilize the existing deferred tax assets. Based on this assessment, the Company continues to record a full valuation allowance against its deferred tax assets in the U.S. and certain international jurisdictions, primarily Mexico and the Netherlands. The amount of valuation allowance is approximately 81% domestic and 19% international. As of December 31, 2011, there is not any amount of the valuation allowance for which subsequently recognized benefits will be allocated to reduce goodwill or other intangible assets.

As of December 31, 2010, the amount of valuation allowance that existed was $180.4 million. The valuation allowance increased $8 million during 2010 primarily as a result of not recognizing tax benefits from operating losses in the U.S. where the Company has incurred cumulative losses. The $8 million worldwide increase was partially mitigated by a $9.1 benefit for the reversal of valuation allowances previously recorded on certain South Korean deferred tax assets. In 2011 the Company was able to significantly reduce most of these Korean temporary differences that had valuation allowances recorded against them in 2010.

The Company has U.S. net operating loss (“NOLs”) carryforwards of $194.2 million that expire during the years 2027 through 2031 and state NOL carryforwards of $46.3 million and state credit carryforwards of $22.5 million that expire during the years 2012 through 2031. The state NOL was reduced by $25.5 million from 2010 due to the enactment of a new Michigan Corporate Income Tax (CIT) in 2011. The new Michigan CIT law did not provide for the carryover of NOL’s generated under the old Michigan Business Tax. The Company has recorded deferred tax assets of $68 million and $25.6 million related to federal NOL carryforwards and state NOL and credit carryforwards, respectively.

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9. Income Taxes  – (continued)

The Company’s international subsidiaries have NOL carryforwards of $172 million, other local income tax NOL carryforwards of $28.1 million and credit carryforwards of $2.7 million at December 31, 2011 of which some expire in 2014 and others are carried forward indefinitely. The Company has recorded deferred tax assets of $47.3 million related to the foreign NOL and credit carryforwards.

As of December 31, 2011, the Company has not provided for U.S. deferred income taxes and foreign withholding tax on the unremitted earnings of the Company’s international subsidiaries because such earnings are considered permanently reinvested and it is not practical to estimate the amount of income taxes that may be payable upon distribution. The Company has recorded a deferred income tax liability of $0.4 million for the expected future taxes relating to distributions within Europe and Asia.

Unrecognized Tax Benefits

A reconciliation of the beginning and ending amounts of unrecognized tax benefits are as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Unrecognized tax benefit – January 1	$10,096	$8,227	$5,647
Increase in prior year tax positions	11,107	972	882
Decrease in prior year tax positions	(2,300)	(262)	—
Increase in current year tax positions	2,634	1,827	1,718
Audit settlements	(12)	(152)	(303)
Lapse in statute of limitations	(679)	(100)	(75)
Foreign currency translation	(343)	(416)	358
Total	$20,503	$10,096	$8,227

The increase in prior year tax positions for 2011 includes increases that did not affect income tax expense in 2011. These unrecognized tax benefits were recorded in other balance sheet accounts or offset by NOLs in prior years.

Included in the balance of unrecognized tax benefits at December 31, 2011, 2010, and 2009 are $19.5 million, $9.1 million, and $7.4 million, respectively, of tax benefits that, if recognized, would affect the effective tax rate. These amounts are primarily associated with international tax issues such as the deductibility of interest expenses and the qualification of a China joint venture for a lower tax rate than the statutory tax rate. Also included in the balance of unrecognized tax benefits at December 31, 2011, 2010 and 2009 are $1 million, $1 million, and $0.8 million, respectively, of tax benefits that, if recognized, would result in adjustments to other tax accounts, primarily deferred taxes.

The Company recognizes interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2011 and 2010, the Company accrued for the payment of income tax related interest and penalties $3.7 million and $3.5 million, respectively. The amount of interest and penalty expense was $0.2 million, $1.1 million and $0.5 million for the years ended December 31, 2011, 2010, and 2009, respectively.

The Company is not currently under IRS or U.S. state income tax examination for any tax year. The Company is under examination in some international jurisdictions for the 2004 – 2010 tax years and has appealed a German audit assessment for tax year 2004. The Company believes appropriate provisions for all outstanding tax issues have been made for all jurisdictions and all open years.

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company’s funding policy is to annually contribute amounts to the Pension Plan’s related trust sufficient to meet the minimum funding requirements of the Employee Retirement Income Security Act of 1974, as amended (“ERISA”) and the Internal Revenue Code of 1986, as amended (the “Code”). The Company expects minimum contribution requirements to the Pension Plan of $20.4 million during 2012. Benefit payments under the Pension Plan are estimated to be $19.7 million, $18.9 million, $19 million, $18.2 million, and $17.7 million for the years ending December 31, 2012, 2013, 2014, 2015, and 2016, respectively, for a total of $93.5 million during that five-year period. Aggregate benefit payments under the Pension Plan for the years 2017 through 2021 are estimated to be $86.2 million.

The following table provides a reconciliation of the changes in the benefit obligations and fair value of assets for the Pension Plan (in thousands):

	Year Ended December 31, 2011	Year Ended December 31, 2010
Reconciliation of fair value of plan assets:
Fair value of plan assets at the beginning of the period	$172,186	$165,858
Actual return on plan assets	5,918	20,210
Employer contributions	16,289	9,741
Plan expenses paid	(1,438)	(1,180)
Benefits paid	(19,716)	(22,443)
Fair value of plan assets at the end of the period	$173,239	$172,186
Change in Benefit Obligations:
Benefit obligations at the beginning of the period	$248,589	$244,588
Service cost	30	29
Interest cost	12,601	13,211
Actuarial loss	27,958	13,204
Benefits paid	(19,716)	(22,443)
Benefit obligations at the end of the period	$269,462	$248,589
Funded status of the pension plan	$(96,223)	$(76,403)

At December 31, 2011 and 2010, the funded status is recorded as pension liability in the Consolidated Balance Sheet.

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Employee Benefit Plans  – (continued)

At the December 31, 2011 measurement date, the accumulated benefit obligation of the Pension Plan was approximately $269 million. At December 31, 2010, the accumulated benefit obligation of the Pension Plan was approximately $248.4 million.

The following table provides the components of net periodic pension benefit cost for the Pension Plan (in thousands):

	Year Ended December 31,
	2011	2010	2009
Service cost	$30	$29	$28
Interest cost	12,601	13,211	14,305
Expected return on plan assets	(11,259)	(10,611)	(10,063)
Amortization of net losses	1,895	1,495	1,835
Net periodic benefit cost	$3,267	$4,124	$6,105

Amounts recognized in other comprehensive income/(loss), pre-tax, at December 31, 2011 and 2010 consist of the following (in thousands):

	Year Ended December 31,
	2011	2010
Net actuarial loss	$34,737	$4,786
Amortization of net losses	(1,895)	(1,495)
Amount recognized	$32,842	$3,291

The net periodic benefit cost for the year ending December 31, 2012 will contain an estimated $3.1 million to be amortized from accumulated other comprehensive income.

The assumptions used in the measurement of the Company’s benefit obligation, based upon a December 31, 2011 and December 31, 2010 measurement date, are as follows:

	Year Ended December 31,
	2011	2010
Discount rate	4.50%	5.25%
Rate of compensation increase	4.50%	4.50%

The assumptions used in determining net periodic benefit cost are shown below:

	Year Ended December 31,
	2011	2010	2009
Discount rate	5.25%	5.75%	6.25%
Expected return on plan assets	7.40%	7.25%	7.25%
Rate of compensation increase	4.50%	4.50%	4.50%

The present value of the Company’s pension benefit obligation is calculated through the use of a discount rate. The discount rate used is established annually at the measurement date and reflects the construction of a yield curve analysis from a third party, which calculates the yield to maturity that mirrors the timing and amounts of future benefit payments.

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Employee Benefit Plans  – (continued)

The Company invests the assets of the Pension Plan in a diversified portfolio consisting of an array of asset classes that attempts to maximize returns while minimizing volatility. The Company’s allocations of Pension Plan assets on the December 31, 2011 and 2010 measurement dates, as well as the 2011 target allocation, are as follows:

	Year Ended December 31,
	2011	2010	2011 Target
Fixed income investments	43%	40%	45%
Equity securities	32%	35%	30%
Non-equity investments	25%	25%	25%
Real estate	—	—	—
Cash equivalents	—	—	—
Total	100%	100%	100%

The expected long-term rates of return on the plans’ assets assumptions are based on modeling studies completed with the assistance of the Company’s actuaries and investment consultants. The models take into account inflation, asset class returns, and bond yields for both domestic and foreign markets. These studies, along with the history of returns for the plans, indicate that expected future returns, weighted by asset allocation, supported an expected long-term asset return assumption of 7.4% for 2011 and 2010.

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

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Employee Benefit Plans  – (continued)

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

The following table summarizes the Company’s Pension Plan assets measured at fair value as of December 31, 2011 and 2010 (in millions). See note 3 for definitions of Levels 1, 2, and 3 fair value hierarchy and the methods and assumptions to estimate fair value of marketable securities.

	Fair Value Measurements at December 31, 2011
Asset Classes	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash	$2	$2	$—	$—
Equity securities	14	14	—	—
Mutual funds(a)	71	60	11	—
U.S. Treasuries	5	—	5	—
Corporate bonds	34	—	34	—
Equity long/short hedge funds(b)	47	—	—	47
Total	$173	$76	$50	$47

	Fair Value Measurements at December 31, 2010
Asset Classes	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash	$2	$2	$—	$—
Equity securities	21	21	—	—
Mutual funds(a)	51	39	12	—
U.S. Treasuries	14	—	14	—
Corporate bonds	36	—	36	—
Equity long/short hedge funds(b)	48	—	—	48
Total	$172	$62	$62	$48

(a)	This category consists of mutual fund investments that are focused on fixed income and international equity securities.
(b)	This category includes hedge funds that invest both long and short in a variety of U.S. equities, and international equities and currencies. Management of the hedge funds has the ability to shift investments from value to growth strategies, from small to large capitalization stocks, and from a net long position to a net short position.

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Employee Benefit Plans  – (continued)

For Pension Plan assets with a fair value measurement using significant unobservable inputs (Level 3), the reconciliation of the beginning and ending balances are as follows (in millions):

Fair Value Measurements Using Significant
Unobservable Inputs (Level 3)

Equity Long/Short Hedge Funds
Beginning balance at December 31, 2009	$20
Actual return on plan assets:
Relating to assets still held at the reporting date	2
Purchases	26
Balance at December 31, 2010	48
Actual return on plan assets:
Relating to assets still held at the reporting date	(1)
Purchases	—
Ending balance at December 31, 2011	$47

Defined Contribution Retirement Plans

The Company sponsors various qualified defined contribution retirement plans. Each plan serves a defined group of employees and has varying levels of Company contributions. The Company’s contributions may be required by collective bargaining agreements for certain plans. During 2011, 2010, and 2009, the Company contributed $3.8 million, $3.3 million and $3 million, respectively.

Retirement Plans of Non-U.S. Operations

The Company has no defined benefit pension plans associated with its non-U.S. operations. The Company primarily provides severance benefits to employees that have terminated their employment due to retirement or otherwise. The amount associated with such benefits depends upon the length of service of the employee and also upon whether the termination was voluntary or at the request of the Company. During 2011, 2010, and 2009, the Company recorded expenses associated with these non-U.S. plans of $3.4 million, $3.2 million, and $3.1 million, respectively.

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

As of July 31, 2007, the Company assumed the liabilities associated with the VEBA Trusts described above and future benefit payments were capped at specified amounts to be paid through 2011. As a result, the Company determined that these arrangements represent defined benefit postretirement plans and defined-dollar capped plans in accordance with FASB ASC No. 715, Compensation — Retirement Benefits. The Company has accreted the interest cost through cost of sales until settlement in accordance with FASB ASC No. 715. Benefit payments during the years ended December 31, 2011, 2010, and 2009 were $0.6 million, $1.2 million, and $2 million, respectively. Interest accretion during the years ended December 31, 2011, 2010, and 2009 was less than $0.1 million, $0.1 million, and $0.2 million, respectively. At December 31, 2011 no further payments remain.

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Employee Benefit Plans  – (continued)

Life Insurance Plans

As of July 31, 2007, the Company assumed life insurance benefits for certain U.S. retirees and the benefit plans pursuant to which such life insurance benefits are provided. Expected future life insurance benefit payments amount to $0.8 million for 2012 and $0.9 million for each year 2013 through 2016 for a total of $4.4 million during the five-year period. Aggregate expected benefit payments for the years 2017 through 2021 are $4.4 million.

The following table provides a reconciliation of the changes in the benefit obligations and funded status of the Company’s other post employment benefit plans (in thousands):

	Year Ended December 31, 2011(1)	Year Ended December 31, 2010(1)
Reconciliation of fair value of plan assets:
Fair value of plan assets at the beginning of the period	$—	$—
Employer contributions	420	431
Benefits paid	(420)	(431)
Fair value of plan assets at the end of the period	$—	$—
Change in Benefit Obligations:
Benefit obligations at the beginning of the period	$13,922	$13,831
Service cost	—	—
Interest cost	716	753
Actuarial loss (gain)	802	(231)
Benefits paid	(420)	(431)
Benefit obligations at the end of the period	$15,020	$13,922

Funded status of life insurance plan	$(15,020)	$(13,922)

(1)	Excludes defined-dollar capped plans as described above.

At December 31, 2011 and 2010, the funded status is recorded as accrued liabilities and other non-current liabilities in the Consolidated Balance Sheet.

The following table provides the components of net periodic benefit cost for the plans (in thousands):

	Year Ended December 31, 2011(1)	Year Ended December 31, 2010(1)	Year Ended December 31, 2009(1)
Service cost	$—	$—	$—
Interest cost	716	753	778
Expected return on plan assets	—	—	—
Amortization of net losses	—	—	—
Net periodic benefit cost	$716	$753	$778

(1)	Excludes defined-dollar capped plans as described above.

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Employee Benefit Plans  – (continued)

Amounts recognized in other comprehensive income at December 31, 2011 and 2010, pre-tax, consist of the following (in thousands):

	2011	2010
Net actuarial (gain) or loss	$802	$(231)
Net prior service cost	—	—
Amount recognized	$802	$(231)

The discount rate used to measure the Company’s post employment benefit obligation was 4.5% in 2011 and 5.25% in 2010. The discount rate used to determine net periodic benefit costs was 5.25% in 2011, 5.75% in 2010, and 6.25% in 2009. The rate used reflects the construction of a yield curve analysis from a third party, which calculates the yield to maturity that mirrors the timing of future benefits. The measurement dates for the Company’s post retirement benefit plans were December 31, 2011 and December 31, 2010.

Note 11. Stockholders’ Equity and Share Based Compensation

Equity

Effective October 14, 2010, prior to the IPO, (i) all of the Company’s equity owners transferred their equity interests in Tower Automotive, LLC to a newly created limited liability company, Tower International Holdings, LLC, (ii) Tower Automotive, LLC converted into a Delaware corporation named Tower International, Inc., and (iii) all of the equity interests in Tower Automotive, LLC were converted into common stock of Tower International, Inc (“Corporate Conversion”). Thus, immediately prior to the IPO and the commencement of trading of the Company’s common stock, all of the Company’s outstanding common stock was owned by Tower International Holdings, LLC. Upon the Corporate Conversion, all of the equity interests in Tower Automotive, LLC were converted into common stock of Tower International, Inc. On October 20, 2010, the Company received $75.6 million of proceeds, after underwriting discounts and commissions, in connection with the sale of 6,250,000 shares of its common stock at the closing of the IPO. On November 3, 2010, the Company sold an additional 383,722 shares of its common stock resulting in additional proceeds of $4.6 million, after underwriting discounts and commissions, pursuant to a partial exercise of the underwriters’ over-allotment option. As of December 31, 2011 and 2010, the Company had 19,683,032 and 19,101,588 shares of common stock outstanding, respectively.

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

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11. Stockholders’ Equity and Share Based Compensation  – (continued)

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

MIP Units/Share Based Compensation

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

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11. Stockholders’ Equity and Share Based Compensation  – (continued)

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

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13. Earnings per Share (“EPS”)

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

Basic earnings/(loss) per share is calculated by dividing the net income/(loss) attributable to Tower International, Inc., less preferred unit dividends, by the weighted-average number of common shares outstanding.

The share count for diluted earnings/(loss) per share is computed on the basis of the weighted-average number of common shares outstanding plus the effects of dilutive common stock equivalents (“CSEs”) outstanding during the period. CSEs, which are securities that may entitle the holder to obtain common stock, include outstanding stock options and restricted stock units. When the average price of the common stock during the period exceeds the exercise price of a stock option, the options are considered potentially dilutive CSEs. To the extent these CSEs are anti-dilutive they are excluded from the calculation of diluted earnings per share. Also, when there is a loss from continuing operations, potentially dilutive shares are excluded from the computation of earnings per share as their effect would be anti-dilutive.

The Company excluded 0.4 million and 2.2 million, respectively, of potentially anti-dilutive shares for the years ended December 31, 2011 and 2010. There were no potentially anti-dilutive shares for the year ended December 31, 2009.

A summary of information used to compute basic and diluted net income/(loss) per share attributable to Tower International, Inc. is shown below (in thousands — except share and per share amounts):

	Year Ended December 31,
	2011	2010	2009
Net income/(loss) attributable to Tower International, Inc.	$8,064	$(36,894)	$(67,936)
Less: Preferred unit dividends	—	(10,707)	(16,087)
Income/(loss) available to common shareholders	$8,064	$(47,601)	$(84,023)
Weighted average common shares outstanding
Basic	19,364,433	13,865,509	12,467,866
Diluted	20,069,532	13,865,509	12,467,866
Net income/(loss) per share attributable to Tower International, Inc.
Basic	$0.42	$(3.43)	$(6.74)
Diluted	0.40	(3.43)	(6.74)

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

At December 31, 2011, there were 1,882,721 shares available for future grants of options and other types of awards under the 2010 Equity Incentive Plan. Forfeited shares may be re-issued under the plan up to the maximum amount to be issued as defined by the plan.

The following table summarizes the Company’s award activity during 2011 and 2010:

	Options		Restricted Stock Units
Outstanding at:	Shares	Weighted Average Exercise Price	Shares	Weighted Average Grant Date Fair Value
October 14, 2010	—	$—	—	$—
Granted	457,098	13.00	1,763,625	13.00
Vested	—	—	—	—
Forfeited	—	—	—	—
December 31, 2010	457,098	13.00	1,763,625	13.00
Granted	22,805	15.63	600,894	11.30
Vested	—	—	(881,815)	13.00
Forfeited	(50,463)	13.00	(76,680)	13.42
December 31, 2011	429,440	$13.14	1,406,024	$12.25

Stock options — The exercise price of each stock option equals the market price of the Company’s common stock on the date of grant. Compensation expense is recorded based on the fair value at the grant date and is recognized on a straight-line basis over the applicable vesting periods. The Company’s stock options generally vest over three years with a maximum term of ten years.

The Company calculated the weighted-average fair value of each option at the date of the grant using a Black-Scholes valuation model. The weighted-average key assumptions used in the model for options granted in 2010 and 2011 are an expected term of 6.5 years, expected volatility of 62%, and a risk free rate of return that approximates the T-bill rate. The dividend yield is assumed to be zero since there are no current plans to pay common stock dividends. The Company used the simplified method to calculate the expected term because the Company has insufficient historical exercise data due to the limited period of time the Company’s common stock has been publicly traded. During the years ended December 31, 2011 and December 31, 2010, the Company recognized an expense of $0.9 million and $0.1 million, respectively, relating to the options. The Company did not recognize any tax benefit related to this compensation expense. As of December 31, 2011, the Company has $2 million of unrecognized compensation expense associated with these stock options that will be amortized on a straight-line basis over the next 26 months on a weighted average basis.

As of December 31, 2011, the Company has an aggregate of 429,440 stock options that have been granted but have not yet vested. As of December 31, 2011, the remaining average contractual life for the options is approximately 8.75 years and the options have no intrinsic value because the market price of the Company’s common stock is not in excess of the exercise price of the options granted. No stock options were exercised and 50,463 stock options were forfeited during the year ended December 31, 2011.

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14. Share-based Compensation  – (continued)

Restricted stock units (“RSUs”) — The grant date fair value of each RSU equals the market price of the Company’s common stock on the date of grant. Compensation expense is recorded based on the fair value at the grant date, less an estimated forfeiture amount, and is recognized on a straight-line basis over the applicable vesting periods.

During the year ended December 31, 2011 and 2010, the Company recognized an expense of $13.9 million and $2.9 million, respectively, relating to the RSUs granted in connection with the Company’s IPO (see note 18). The Company did not recognize any tax benefit related to this compensation expense. As of December 31, 2011, the Company has $4 million of unrecognized compensation expense associated with these RSUs that will be amortized on a straight-line basis through April 2012.

During the year ended December 31, 2011, the Company granted additional RSUs to certain executives and recognized an expense of $0.5 million relating to these RSUs. The Company did not recognize any tax benefit related to this compensation expense. As of December 31, 2011, the Company has $6.1 million of unrecognized compensation expense associated with these RSUs that will be amortized on a straight-line basis over the next 34 months on a weighted average basis. The Company’s RSUs generally vest over a three year period.

As of December 31, 2011, the Company has an aggregate of 1,406,024 RSUs that have been granted but have not yet vested. In addition, 76,680 RSUs were forfeited during the year ended December 31, 2011.

On July 20, 2011, one half of the RSUs granted at the time of the Company’s IPO vested resulting in the issuance of 881,815 shares at a fair value of $15.1 million. After offsets for withholding taxes, a total of 581,444 shares of common stock were issued in connection with this initial vesting. This total is net of shares repurchased to provide payment for the employee’s minimum statutory withholding tax. The Company paid $5.1 million to acquire 300,371 vested shares to cover the minimum statutory withholding taxes. Compensation expense associated with the unvested RSUs will continue to be recognized through the vesting on April 20, 2012.

Note 15. Related Party Transactions

During the year ended December 31, 2009, Cerberus purchased from third parties an additional portion of the first lien term loan which resulted in ownership of approximately 86% of the Company’s first lien term loan. During the years ended December 31, 2010 and 2009, the Company paid $14.8 million and $14.6 million of interest to Cerberus relating to the first lien term loan and the related letter of credit facility. On August 24, 2010, the outstanding principal balance on the U.S. Dollar and Euro tranches of the Company’s first lien term loan were repaid in full in connection with the issuance of the Company’s senior secured notes. During the years ended December 31, 2010 and 2009, the Company paid $374 million and $2.6 million of principal payments to Cerberus relating to the first lien term loan and letter of credit facility. On August 13, 2010, in connection with the offering of the Company’s senior secured notes, Cerberus agreed to convert $25 million aggregate principal amount of indebtedness under the first lien term loan and, in exchange, received equity in the Company; however, no new units were issued.

The Company has made certain payments to Cerberus for certain operational consulting services post acquisition. The Company made minor payments to its parent totaling less than $0.1 million during the years ended December 31, 2011, 2010, and 2009. The Company also had certain service agreements with Board members whereby the Company paid them approximately $1.3 million and $2 million, respectively, during the years ended December 31, 2010 and 2009. As of December 31, 2011 and 2010, no consulting or service agreements existed with Board members.

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15. Related Party Transactions  – (continued)

On August 3, 2007, an affiliate of Cerberus acquired 80% of the Chrysler division from DaimlerChrysler Corporation. On April 30, 2009, Chrysler filed for bankruptcy and Cerberus divested its ownership in Chrysler. The Company sells certain products from its North American operations to Chrysler. The sale of these products was $17.7 million during the four months ended April 30, 2009.

The Company sells certain products from its Asian operations to our joint venture partners, FAW-VW and Chery. The sale of these products to FAW-VW was $110 million, $106.8 million, and $90.6 million for the years ended December 31, 2011, 2010, and 2009, respectively. The sale of these products to Chery was $31.7 million, $34.9 million, and $42.8 million for the years ended December 31, 2011, 2010 and 2009, respectively. The Company’s accounts receivable with FAW-VW at December 31, 2011 and 2010 was $3.2 million and $11.7 million, respectively. The Company’s accounts receivable with Chery at December 31, 2011 and 2010 was $9.4 million and $21 million, respectively.

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

The following is a summary of selected data for each of our segments, excluding discontinued operations (in thousands):

	International	Americas	Total
2011:
Revenues	$1,334,033	$1,072,056	$2,406,089
Adjusted EBITDA	118,290	109,323	227,613
Capital expenditures	78,316	51,799	130,115
Total assets	905,482	491,896	1,397,378
2010:
Revenues	$1,147,614	$849,444	$1,997,058
Adjusted EBITDA	125,545	64,690	190,235
Capital expenditures	46,255	56,553	102,808
Total assets	867,300	472,876	1,340,176
2009:
Revenues	$990,523	$643,882	$1,634,405
Adjusted EBITDA	108,650	16,350	125,000
Capital expenditures	49,753	29,185	78,938
Total assets	886,936	447,485	1,334,421

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16. Segment Information  – (continued)

Inter-segment sales are not significant for any period presented. Capital expenditures do not equal cash disbursed for purchases of property, plant, and equipment as presented in the accompanying consolidated statements of cash flows, as capital expenditures above include amounts paid and accrued during the periods presented.

The following is a reconciliation of Adjusted EBITDA to income/(loss) before provision for income taxes (in thousands):

	Years Ended December 31,
	2011	2010	2009
Adjusted EBITDA	$227,613	$190,235	$125,000
Restructuring	(2,660)	(14,288)	(13,436)
Depreciation and amortization	(114,578)	(114,668)	(147,705)
Receivable factoring charges	(453)	(471)	(757)
Acquisition costs	(1,100)	(679)	—
Incentive compensation related to funding events	(18,351)	(11,075)	—
Interest expense, net of interest income	(61,155)	(65,910)	(56,899)
Other income/(expense), net	(1,331)	(1,300)	33,661
Income/(loss) before provision for income taxes	$27,985	$(18,156)	$(60,136)

The following is a summary of revenues and long-lived assets by geographic location (in thousands):

	Years Ended and End of Year December 31,
	2011		2010		2009
	Revenues	Long-Lived Assets	Revenues	Long-Lived Assets	Revenues	Long-Lived Assets
Belgium	$154,503	$28,890	$157,709	$29,648	$161,821	$45,887
Italy	142,812	37,581	140,255	45,628	158,483	56,722
Germany	402,946	78,616	341,220	86,719	250,142	96,121
Slovakia	155,286	75,308	99,990	63,498	75,980	59,698
Other Europe	59,194	8,652	56,236	10,313	54,117	11,536
South Korea	352,381	123,817	275,730	113,858	190,362	99,833
China	155,005	44,942	166,892	26,496	147,403	20,926
U.S.	852,446	220,028	640,076	210,825	472,622	216,337
Brazil	219,753	51,447	209,515	44,340	171,273	38,580
Intercompany eliminations	(88,237)	—	(90,565)	—	(47,798)	—
Total	$2,406,089	$669,281	$1,997,058	$631,325	$1,634,405	$645,640

Revenues are attributed to geographic locations based on the location of specific production. Long-lived assets consist of net property, plant and equipment and company-owned tooling.

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16. Segment Information  – (continued)

The following is a summary of the approximate composition by product category of the Company’s revenues (in thousands):

	Years Ended December 31,
	2011	2010	2009
Body structures and assemblies	$1,239,665	$1,052,675	$920,990
Complex body-in-white assemblies	573,572	405,849	282,582
Chassis, lower vehicle systems and suspension components	534,361	509,881	402,882
Other	58,491	28,653	27,951
Total	$2,406,089	$1,997,058	$1,634,405

The Company sells its products directly to automotive manufacturers. Following is a summary of customers that accounted for 10 percent or more of consolidated revenues in any of the three years ended December 31, 2011:

	2011	2010	2009
Ford	17%	13%	13%
VW	17%	16%	17%
Hyundai/Kia	14%	13%	10%
Fiat	9%	11%	13%
Volvo	7%	8%	10%

All customers that accounted for 10 percent or more of consolidated revenues from the table above are customers in the automotive industry; therefore, the Company is subject to a concentration of credit risk.

Note 17. Acquisitions and Joint Ventures

Xiangtan Joint Venture

In July 2011, a foreign subsidiary of the Company reached an agreement with Xiangtan Ditong Automotive Industrial Machinery Co., Ltd. (DIT) to form a joint venture in which the Company exercises control that was approved by the Chinese government in September 2011. The joint venture partner contributed its facility located in Xiangtan, Hunan Province, China in exchange for 50% ownership, which resulted in a $5.9 million noncontrolling interest. The joint venture is included in the consolidated financial statements because the Company exercises control.

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

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17. Acquisitions and Joint Ventures  – (continued)

In accordance with FASB ASC No. 805, the preliminary purchase price allocation is subject to additional adjustment within one year after the acquisition as additional information on asset and liability valuations becomes available. Through December 31, 2011, minor adjustments have been recorded related to accrued expenses and property, plant, and equipment. The Company does not expect significant changes to be made to the allocated amounts as of December 31, 2011.

As of December 31, 2011, the allocation of the purchase price for the acquisition was made to the following major opening balance sheet categories (in millions):

Assets Acquired
Current assets	$4.2
Property, plant and equipment, net	25.9
Intangibles	2.3
Total assets acquired	32.4
Total liabilities assumed	10.1
Net assets acquired	$22.3

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

The final allocation of the purchase price for the acquisition was made to the following major opening balance sheet categories (in thousands):

Assets Acquired
Current assets	$1,925
Property, plant and equipment, net	14,495
Intangibles	2,055
Total assets acquired	18,475
Other non-current liabilities assumed	822
Net assets acquired	17,653
Less: Amount remaining to pay	966
Cash paid during 2010	$16,687

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18. Commitments and Contingencies

Leases

The Company leases office and manufacturing space and certain equipment under non-cancelable lease agreements, which require the Company to pay maintenance, insurance, taxes and other expenses in addition to rental payments. The Company has entered into leasing commitments with lease terms expiring between the years 2011 and 2021. The Company has options to extend the terms of certain leases in future periods. The properties covered under these leases include manufacturing equipment and facilities and administrative offices and equipment. Rent expense for all operating leases totaled $21.4 million, $21.3 million, and $24.1 million in 2011, 2010, and 2009, respectively.

Future minimum capital and operating lease payments at December 31, 2011 are as follows (in thousands):

Year	Operating Leases	Capital Leases
2012	$21,159	$3,767
2013	16,952	2,271
2014	16,525	1,727
2015	15,973	1,658
2016	17,697	1,589
Thereafter	42,561	7,510
Total future lease payments	$130,867	18,522
Less: amount representing interest		(3,396)
Present value of minimum lease payments		$15,126

Purchase Commitments

As of December 31, 2011, the Company was obligated under executory purchase orders for approximately $63.4 million of capital expenditures, $47.7 million of tooling, and $5.8 million of other expenditures.

Compensation Programs

The primary objectives of the Company’s compensation programs are to (i) attract, motivate and retain the best executive officers with the skills necessary to successfully manage the business, and (ii) align the interests of the executive officers with equityholders by rewarding them for strong Company performance.

Special Incentive Program

The Board established the Special Incentive Program on February 19, 2010. The Special Incentive Program provided for a $5.5 million cash bonus to be paid to eight executives if a Qualifying Event occurred. For this program, a “Qualifying Event” was defined as the consummation of an initial public offering or the repayment of the Company’s first lien term loan in full. The Company initially believed it would repay the first lien term loan on or before its July 31, 2013 expiration date; thus, the Company began recording an expense related to the Special Incentive Program on a straight line basis through July 31, 2013. On July 22, 2010, the Board modified the Special Incentive Program to provide that, in addition to the $5.5 million cash bonus payable upon consummation of an initial public offering or retirement of the Company’s first lien term loan, an additional cash bonus of $1.2 million would be payable to specified executive officers of the Company on the earlier of the one year anniversary of the consummation of a notes offering or the consummation of an initial public offering. As the Company retired its first lien term loan on August 24, 2010, the Company recognized the remaining expense related to the $5.5 million in August and began recording the additional $1.2 million over the one year vesting period. On October 20, 2010, the additional $1.2 million Special Incentive Program vested immediately upon the closing of the IPO. The full amount of the compensation paid pursuant to the Special Incentive Program that had not been previously expensed was charged as a compensation expense against earnings in the fourth quarter of 2010 when the compensation was paid. The Company recorded an expense of $6.7 million during the year ended December 31, 2010. As of December 31, 2011, the Company had no liability remaining related to the Special Incentive Program.

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18. Commitments and Contingencies  – (continued)

Supplemental Value Creation Program

The Supplemental Value Creation Program was created in addition to the VC Plan discussed above on February 19, 2010. The Supplemental Value Creation Program provided for a $7.5 million cash bonus to be paid to approximately 70 executives, subject to vesting requirements of 9 and 18 months, if a Qualifying Liquidation Event were to occur. A Qualifying Liquidation Event was initially defined to have occurred if the Preferred Unit holders received a cash distribution in an amount equal to the full value of their preferred investment in the Company. On July 22, 2010, the Supplemental Value Creation Program was modified to include the retirement of the existing first lien term loan in full or consummation of an initial public offering as Qualifying Liquidation Events. As the Company retired its first lien term loan on August 24, 2010, the Company began recording a liability in August 2010 related to this Program. The Company recorded an expense of $4.4 million and $1.5 million for the years ended December 31, 2011 and 2010, respectively, and had a liability recorded of $2.6 million and $1.5 million relating to this Program.

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

Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. The established liability for environmental matters is based upon management’s best estimates of expected investigation/remediation costs related to environmental contamination. It is possible that actual costs associated with these matters will exceed the environmental reserves established by the Company. Inherent uncertainties exist in the estimates, primarily due to unknown environmental conditions, changing governmental regulations and legal standards regarding liability and evolving technologies for handling site remediation and restoration. At December 31, 2011 and 2010, the Company had accrued approximately $2.5 million and $1.8 million, respectively, for environmental matters.

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

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18. Commitments and Contingencies  – (continued)

In connection with the bankruptcy of Tower Automotive, Inc., all of the assets not acquired by Tower Automotive, LLC were transferred to a Post-Consummation Trust (the “Post-Consummation Trust”). The Company agreed to pay up to $70 million to the Post-Consummation Trust to relinquish certain defined liabilities to date. The Company has made payments of $57.5 million and remains contingently liable to pay an additional $12.5 million. As of December 31, 2011, the Company has not recorded a liability for the $12.5 million since it does not believe it is probable that any additional payments to the Post-Consummation Trust will be required; therefore, these amounts were eliminated as part of the final purchase accounting adjustments. To the extent that future payments are required, the payments will be expensed.

The Company has been subject to various governmental audits in Brazil. During the first quarter of 2011, the Company received a favorable court ruling on one of these matters and was able to reduce its liability by $7 million. As of December 31, 2011, the Company has a remaining liability recorded of $2.1 million and may be required to pay up to $7 million. To the extent that future payments are required above the amount recorded as a liability, the payments will be expensed.

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

Note 19. Change in Working Capital and Other Operating Items

The following table summarizes the sources/(uses) of cash provided by changes in working capital and other operating items (in thousands):

	Year Ended December 31,
	2011	2010	2009
Accounts receivable	$(30,906)	$(6,988)	$(114,754)
Inventories	(11,911)	(10,578)	13,563
Prepaid tooling and other current assets	5,716	215	6,875
Accounts payable and accrued liabilities	22,139	44,495	92,999
Other assets and liabilities	(13,788)	13,424	8,548
Change in working capital	$(28,750)	$40,568	$7,231

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 20. Quarterly Financial Data (Unaudited)

The following table summarizes selected quarterly financial data (in thousands):

Quarter	Net Sales	Gross Profit	Net Income/ (Loss)		Net Income/ (Loss) Attributable to Tower International, Inc.		Diluted Earnings/ (Loss) per Share
2011
1st	$599,635	$69,570	$10,755	(c)	$9,022 (c)		$0.45
2nd	602,718	58,699	(1,552)		(2,774)		(0.15)
3rd	588,991	59,656	(3,766)		(4,848)		(0.25)
4th	614,745	68,187	7,736		6,664		0.33
Full Year	$2,406,089	$256,112	$13,173		$8,064		$0.40
2010
1st	$479,129	$53,225	$(2,348)		$(4,482)		$(0.70)
2nd	501,682	55,538	4,305		1,911		(0.20)
3rd	474,640	44,878	(10,986	)(a)	(13,001	)(a)	(1.21)
4th	541,607	56,941	(19,424	)(b)	(21,322	)(b)	(1.18)
Full Year	$1,997,058	$210,582	$(28,453)		$(36,894)		$(3.43)

(a)	During the third quarter of 2010, the Company recorded one-time compensation charges of $6.1 million related to the Special Incentive Program and Supplemental Value Creation Program in connection with the notes offering.
(b)	During the fourth quarter of 2010, the Company recorded an impairment charge of $7.3 million related to solar spending, one-time compensation charges of $5 million related to the compensation programs in connection with the initial public offering, an expense of $2.5 million related to the partial redemption of the notes, and a restructuring charge of $2.3 million in connection with the sale of a closed facility.
(c)	During the first quarter of 2011, the Company recorded a net favorable settlement of $5.7 million associated with a value added tax audit in Brazil.

Note 21. Subsequent Events

In February 2012, a foreign subsidiary of the Company reached an agreement with Ningbo Beilun Ditong Auto Parts Co., Ltd. (a subsidiary of Ditong Automotive Products Co., Ltd) and Zhejiang Jirun Automobile Co. Ltd. (a subsidiary of Geely Automobile Co,. Ltd), subject to the approval of the Chinese government, to form a majority-owned joint venture located in Ningbo, China. The agreement is expected to be approved during the first half of 2012.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Mark Malcolm, our Chief Executive Officer (“CEO”), and James C. Gouin, our Chief Financial Officer (“CFO”), have performed an evaluation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2011 and each has concluded that such disclosure controls and procedures were effective at a reasonable assurance level to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and such information is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow for timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2011. The assessment was based on criteria established in the framework “Internal Control —  Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2011.

The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report included herein.

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting during the quarter ended December 31, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The information required by Item 10 regarding executive officers and directors is incorporated by reference from the information under the captions “Directors and Executive Officers” and “The Board of Directors” in the Company’s definitive Proxy Statement for the 2012 Annual Meeting of the Stockholders (the “Proxy Statement”), or will be filed by amendment. The information required by Item 10 regarding the audit committee and audit committee financial expert disclosure is incorporated by reference from the information under the caption “The Board of Directors — Committees of the Board of Directors” and “Audit Committee Matters” in the Proxy Statement, or will be filed by amendment.

Disclosure of delinquent Section 16 filers required by Item 10, if any, pursuant to Item 405 of Regulation S-K is incorporated by reference from the information under the caption “Additional Information — Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement, or will be filed by amendment.

Tower has adopted a Code of Business Conduct that applies to, among other persons, our principal executive officer, principal financial officer, principal accounting officer and other persons performing similar functions. A copy of our Code of Business Conduct is available on our website, www.towerinternational.com, by following links to “Investor Relations,” “Corporate Governance,” “Governance Documents” and “Code of Conduct” or upon written request to the Company. In the event that we make any amendments to, or grant any waiver including an implicit waiver from, a provision of the Code of Conduct that applies to our principal executive officer, principal financial officer or principal accounting officer that requires disclosure under applicable SEC rules, we intend to disclose the amendment or waiver and the reasons therefore on our website within four business days of the date of the amendment or waiver.

Item 11. Executive Compensation

The information required by Item 11 is incorporated by reference from the information under the captions “Compensation Discussion and Analysis,” and “Compensation Tables” in the Proxy Statement, or will be filed by amendment.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 relating to security ownership is incorporated by reference from the information under the caption “Security Ownership” in the Proxy Statement, or will be filed by amendment.

Equity Compensation Plan Information — The following table provides information about our equity compensation plans as of December 31, 2011.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	1,835,464	$12.46	1,882,721
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	1,835,464	$12.46	1,882,721

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 regarding transactions with related persons is incorporated by reference from the information under the caption “Certain Relationships and Related Part Transactions” in the Proxy Statement, or will be filed by amendment.

The information required by Item 13 regarding director independence is incorporated by reference from the information under the caption “The Board of Directors —” in the Proxy Statement, or will be filed by amendment.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 is incorporated by reference from the information under the caption “The Board of Directors — Audit Committee Matters” in the Proxy Statement, or will be filed by amendment.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)  List of documents filed as part of this Annual Report or incorporated herein by reference:

(1)  Financial Statements:  The following financial statements of the Registrant as set forth under Part II, Item 8 of this report on Form 10-K on the pages indicated:

Page
Audited Financial Statements for the Three Years Ended December 31, 2011:
Reports of Independent Registered Public Accounting Firm	58
Consolidated Balance Sheets as of December 31, 2011 and 2010	60
Consolidated Statements of Operations for the Years Ended December 31, 2011, 2010 and 2009	61
Consolidated Statements of Cash Flows for the Years Ended December 31, 2011, 2010 and 2009	62
Consolidated Statements of Equity/(Deficit), Other Comprehensive Income/(Loss), and Redeemable Preferred Units for the Years Ended December 31, 2011, 2010 and 2009	64
Notes to Consolidated Financial Statements	65

(2)  Financial Statement Schedule:

SCHEDULE II

Valuation and Qualifying Accounts for the years ended December 31, 2011, 2010, and 2009
(in thousands)

Column A	Column B	Column C		Column D		Column E
		Additions
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions		Balance at End of Year
Year Ended December 31, 2011
Allowance for doubtful accounts	$1,674	$3,182	$—	$(1,244	)(a)	$3,612
Deferred tax asset valuation allowance	180,395	3,136	4,805	—		188,336
Year Ended December 31, 2010
Allowance for doubtful accounts	$2,439	$(199)	$—	$(566	)(a)	$1,674
Deferred tax asset valuation allowance	172,358	3,607	4,430	—		180,395
Year Ended December 31, 2009
Allowance for doubtful accounts	$3,974	$930	$—	$(2,465	)(a)	$2,439
Deferred tax asset valuation allowance	170,093	19,496	(17,231)	—		172,358

(a)	Write off of uncollectible accounts

All other schedules are omitted because they are inapplicable or not required or the information is included in the Company’s consolidated financial statements or the notes thereto.

(3)  Exhibits

2.1	Asset Purchase Agreement, dated as of May 1, 2007, by and among Tower Automotive, Inc., a debtor-in-possession and certain of its subsidiaries, and Tower Automotive, LLC f/k/a TA Acquisition Company, LLC (filed as Exhibit 2.1 to the Registrant’s Registration Statement on Form S-1 as originally filed on March 4, 2010 (No. 333-165200) and incorporated herein by reference).
2.2	Form of Contribution Agreement providing for the contribution of equity interests in Tower Automotive, LLC to Tower International Holdings, LLC (filed as Exhibit 2.2 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
3.1	Form of Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
3.2	Form of By-Laws of the Registrant (filed as Exhibit 3.2 to Amendment No. 8 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
4.1	See Exhibits 3.1 and 3.2 for provisions of the Certificate of Incorporation and Bylaws of the Registrant defining the rights of holders of common stock of the Registrant.
4.2	Specimen stock certificate (filed as Exhibit 4.2 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
4.3	Form of Registration Rights Agreement between the Registrant. and Tower International Holdings, LLC (filed as Exhibit 4.3 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
4.4	Indenture, dated as of August 24, 2010, among Tower Automotive Holdings USA, LLC and TA Holdings Finance, Inc., as issuers, the guarantors party thereto and Wilmington Trust FSB, as trustee and collateral agent (filed as Exhibit 4.4 to Amendment No. 6 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.1	Revolving Credit and Guaranty Agreement, dated as of July 31, 2007, by and among Tower Automotive Holdings USA, LLC, the Guarantors named therein, the Lenders named therein and JPMorgan Chase Bank, N.A., as Administrative Agent (filed as Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 as originally filed on March 4, 2010 (No. 333-165200) and incorporated herein by reference).
10.2	Amendment No. 1 to Revolving Credit and Guaranty Agreement, dated May 5, 2008, by and among Tower Automotive Holdings USA, LLC, the Guarantors from time to time party thereto, the Lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (filed as Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 as originally filed on March 4, 2010 (No.333-165200) and incorporated herein by reference).
10.3	Amendment No. 2 to the Revolving Credit and Guaranty Agreement, dated as of August 4, 2010, among Tower Automotive Holdings USA, LLC, the guarantors from time to time party thereto, the lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent (filed as Exhibit 10.3 to Amendment No. 6 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.4	First Lien Term Loan and Guaranty Agreement, dated as of July 31, 2007, by and among Tower Automotive Holdings USA, LLC, Tower Automotive Holding Europe B.V., the Guarantors named therein, the Lenders, named therein and JPMorgan Chase Bank, N.A., as Agent (filed as Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 as originally filed on March 4, 2010 (No. 333-165200) and incorporated herein by reference).

10.5	Amendment No 1 to First Lien Term Loan and Guaranty Agreement, dated as of December 24, 2007, by and among Tower Automotive Holdings USA, LLC, Tower Automotive Holding Europe B.V., the Guarantors named therein, the Lenders named therein and JPMorgan Chase Bank, N.A., as Agent (filed as Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 as originally filed on March 4, 2010 (No. 333-165200) and incorporated herein by reference).
10.6	Amendment No 2 to First Lien Term Loan and Guaranty Agreement, dated as of May 5, 2008, by and among Tower Automotive Holdings USA, LLC, Tower Automotive Holding Europe B.V., the Guarantors named therein, the Lenders named therein and JPMorgan Chase Bank, N.A., as Agent (filed as Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 as originally filed on March 4, 2010 (No. 333-165200) and incorporated herein by reference).
10.7	Waiver and Amendment No 3 to First Lien Term Loan and Guaranty Agreement, April 1, 2009, by and among Tower Automotive Holdings USA, LLC, Tower Automotive Holding Europe B.V., the Guarantors named therein, the Lenders named therein and JPMorgan Chase Bank, N.A., as Agent (filed as Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 as originally filed on March 4, 2010 (No. 333-165200) and incorporated herein by reference).
10.8	Amendment No. 4 to the First Lien Term Loan and Guaranty Agreement, dated as of August 24, 2010, among Tower Automotive Holdings USA, LLC, Tower Automotive Holdings Europe B.V., the guarantors from time to time party thereto, the lenders from time to time party thereto and JPMorgan Chase Bank, N.A. (filed as Exhibit 10.8 to Amendment No. 6 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.9	Amended and Restated Intercreditor Agreement, dated as of August 24, 2010, among JPMorgan Chase Bank, N.A., as representative with respect to certain agreements identified therein, Wilmington Trust FSB, as representative with respect to the notes agreement identified therein, each additional representative from time to time party thereto, Tower Automotive Holdings USA, LLC, the other loan parties party thereto and Tower Automotive, LLC (filed as Exhibit 10.9 to Amendment No. 6 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.10	Term Intercreditor Agreement, dated as of August 24, 2010, among JPMorgan Chase Bank, N.A., as synthetic letter of credit facility agent, Wilmington Trust FSB, as notes collateral agent, each additional term agent from time to time party thereto, each grantor from time to time party thereto and Tower Automotive, LLC (filed as Exhibit 10.10 to Amendment No. 6 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.11	Amended and Restated ABL Security Agreement, dated as of August 24, 2010, among Tower Automotive Holdings USA, LLC, the guarantors party thereto and JPMorgan Chase Bank, N.A., as agent (filed as Exhibit 10.11 to Amendment No. 6 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.12	Amended and Restated First Lien Term Loan Security Agreement, dated as of August 24, 2010, among Tower Automotive Holdings USA, LLC, the guarantors party thereto and JPMorgan Chase Bank, N.A., as agent (filed as Exhibit 10.12 to Amendment No. 6 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.13	Notes Security Agreement, dated as of August 24, 2010, among Tower Automotive Holdings USA, LLC, TA Holdings Finance, Inc., the subsidiary guarantors party thereto and Wilmington Trust FSB, as collateral agent (filed as Exhibit 10.13 to Amendment No. 6 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.14†	Registrant’s Employment Agreement with James Gouin (filed as Exhibit 10.25 to the Registrant’s Registration Statement on Form S-1 as originally filed on March 4, 2010 (No. 333-165200) and incorporated herein by reference).
10.15†	Letter Agreement Amendment to Employment Agreement, dated as of June 1, 2010, between the Registrant and James Gouin (filed as Exhibit 10.52 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).

10.16†	Registrant’s Employment Agreement with Mark Malcolm (filed as Exhibit 10.26 to the Registrant’s Registration Statement on Form S-1 as originally filed on March 4, 2010 (No. 333-165200) and incorporated herein by reference).
10.17†	Letter Agreement Amendment to Employment Agreement, dated as of June 1, 2010, between the Registrant and Mark Malcolm (filed as Exhibit 10.50 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.18†	Registrant’s Employment Agreement with Michael Rajkovic (filed as Exhibit 10.27 to the Registrant’s Registration Statement on Form S-1 as originally filed on March 4, 2010 (No. 333-165200) and incorporated herein by reference).
10.19†	Letter Agreement Amendment to Employment Agreement, dated as of June 1, 2010, between the Registrant and Michael Rajkovic (filed as Exhibit 10.51 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.20†	Registrant’s Employment Agreement with William Cook (filed as Exhibit 10.28 to the Registrant’s Registration Statement on Form S-1 as originally filed on March 4, 2010 (No. 333-165200) and incorporated herein by reference).
10.21†	Registrant’s Employment Agreement with Gyula Meleghy (filed as Exhibit 10.29 to the Registrant’s Registration Statement on Form S-1 as originally filed on March 4, 2010 (No. 333-165200) and incorporated herein by reference).
10.23†	Registrant’s Compensation Agreement with Paul Radkoski (filed as Exhibit 10.31 to the Registrant’s Registration Statement on Form S-1 as originally filed on March 4, 2010 (No. 333-165200) and incorporated herein by reference).
10.24	Form of Indemnification Agreement (filed as Exhibit 10.24 to Amendment No. 8 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.25	Service Agreement with Rande Somma & Associates LLC (filed as Exhibit 10.33 to the Registrant’s Registration Statement on Form S-1 as originally filed on March 4, 2010 (No. 333-165200) and incorporated herein by reference).
10.26	Amendment to Service Agreement with Rande Somma & Associates LLC, dated September 29, 2010 (filed as Exhibit 10.55 to Amendment No. 9 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.27	Service Agreement with Larry Schwentor and MGT4VALUE LLC (filed as Exhibit 10.34 to the Registrant’s Registration Statement on Form S-1 as originally filed on March 4, 2010 (No. 333-165200) and incorporated herein by reference).
10.28†	Second Amended and Restated Value Creation Plan of Tower Automotive, LLC (filed as Exhibit 10.27 to Amendment No. 8 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.29†	Form of 2010 Equity Incentive Plan (filed as Exhibit 10.28 to Amendment No. 9 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.30†	Form of Restricted Stock Award Agreement (filed as Exhibit 10.29 to Amendment No. 8 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.31†	Form of Restricted Stock Unit Award Agreement (filed as Exhibit 10.30 to Amendment No. 8 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.32†	Form of Restricted Stock Unit Award Agreement (filed as Exhibit 10.30.1 to Amendment No. 8 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).

10.33†	Form of Nonqualified Stock Option Grant Agreement (filed as Exhibit 10.31 to Amendment No. 8 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.34†	Form of Nonqualified Stock Option Grant Agreement (filed as Exhibit 10.31.1 to Amendment No. 8 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.35†	Form of Incentive Stock Option Grant Agreement (filed as Exhibit 10.32 to Amendment No. 8 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.36†	Tower Management, LLC 2007 Management Incentive Plan (filed as Exhibit 10.33 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.37†	Form of Award Letter, Tower Automotive, LLC Supplemental Value Creation Program Plan (filed as Exhibit 10.34 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.38†	Form of Award Letter, Tower Automotive, LLC 2010 Long-Term Incentive Program (filed as Exhibit 10.35 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.39†	Form of Award Letter, Tower Automotive, LLC Special Incentive Program (filed as Exhibit 10.36 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.40††	Lease Agreement, dated as of April 10, 2002, by and among Module (DE) Limited Partnership, Tower Automotive Products Company, Inc. and Tower Automotive Tool LLC (filed as Exhibit 10.37 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.41	Amendment No. 1 to Lease Agreement, dated as of November 15, 2002, by and among Module (DE) Limited Partnership, Tower Automotive Products Company, Inc. and Tower Automotive Tool LLC (filed as Exhibit 10.38 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.42††	Amendment No. 2 to Lease Agreement, dated as of July 31, 2007, by and among Module (DE) Limited Partnership, Tower Automotive Products Company, Inc. and Tower Automotive Tool LLC (filed as Exhibit 10.39 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.43††	Lease Agreement, dated as of April 10, 2002, by and among Chassis (DE) Limited Partnership, Tower Automotive Products Company, Inc. and Tower Automotive Tool LLC (filed as Exhibit 10.40 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.44	Amendment No. 1 to Lease Agreement, dated as of October 9, 2002, by and among Chassis (DE) Limited Partnership, Tower Automotive Products Company, Inc. and Tower Automotive Tool LLC (filed as Exhibit 10.41 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.45††	Amendment No. 2 to Lease Agreement, dated as of July 31, 2007, by and among Chassis (DE) Limited Partnership, Tower Automotive Products Company, Inc. and Tower Automotive Tool LLC (filed as Exhibit 10.42 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.46	Unit Sale and Purchase Agreement of Mark Malcolm (filed as Exhibit 10.43 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).

10.47	Unit Sale and Purchase Agreement of Jim Gouin (filed as Exhibit 10.44 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.48	Unit Sale and Purchase Agreement of Michael Rajkovic (filed as Exhibit 10.45 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.50	Unit Sale and Purchase Agreement of Gyula Meleghy (filed as Exhibit 10.47 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.51	Unit Sale and Purchase Agreement of Rande Somma and Associates LLC (filed as Exhibit 10.48 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.52	Unit Sale and Purchase Agreement of MGT4VALUE LLC (filed as Exhibit 10.49 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.53†	Form of Amendment to Form of Award Letter, Tower Automotive, LLC 2010 Long-Term Incentive Program (filed as Exhibit 10.53 to Amendment No. 9 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.54†	Form of Award Letter, Tower Automotive, LLC 2010 Special Incentive Program (filed as Exhibit 10.54 to Amendment No. 8 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.55	Amended and Restated Revolving Credit and Guaranty Agreement, dated as of June 13, 2011, among Tower Automotive Holdings USA, LLC, as borrower, Tower International, Inc., Tower Automotive Holdings I, LLC, Tower Automotive Holdings II(a), LLC, Tower Automotive Holdings II(b), LLC, and the other guarantors party hereto, as guarantors, the lenders party hereto and JPMorgan Chase Bank, N.A., as administrative agent (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed June 14, 2011 and incorporated herein by reference).
10.56*	Letter of Credit Facility Agreement, dated as of June 13, 2011, among Tower Automotive Holdings USA, LLC, as borrower, Tower International, Inc., as holdings, JPMorgan Chase Bank, N.A., as L/C participant, and JPMorgan Chase Bank, N.A., as administrative agent and issuing lender.
10.57*†	Letter Agreement Amendment to Employment Agreement, dated as of December 19, 2011, between the Registrant and James Gouin.
10.58*†	Letter Agreement Amendment to Employment Agreement, dated as of December 19, 2011, between the Registrant and Mark Malcolm.
10.59*†	Letter Agreement Amendment to Employment Agreement, dated as of December 19, 2011, between the Registrant and Michael Rajkovic.
10.60*†††	Amendment No. 3 to Lease Agreement, dated as of January 24, 2011, by and among Chassis (DE) Limited Partnership, Tower Automotive USA Operations I, LLC and Tower Automotive USA Operations II, LLC (successors in interest to Tower Automotive Products Company, Inc. and Tower Automotive Tool LLC).
10.61*†††	Amendment No. 4 to Lease Agreement, dated as of October 3, 2011, by and among Chassis (DE) Limited Partnership, Tower Automotive USA Operations I, LLC and Tower Automotive USA Operations II, LLC (successors in interest to Tower Automotive Products Company, Inc. and Tower Automotive Tool LLC).
10.62*	Amendment to Service Agreement with Rande Somma & Associates LLC, dated November 29, 2011.
11.1	A statement regarding the computation of earnings per share is omitted because such computation can be clearly determined from the material contained in this Report. 115 TABLE OF CONTENTS
21.1*	Subsidiaries of Tower International, Inc.
23.1*	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 Securities Exchange Act Rules 13a-14(a) and 15d-14(a), pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 Securities Exchange Act Rules 13a-14(a) and 15d-14(a), pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document ***
101.SCH	XBRL Taxonomy Extension Scheme Document ***
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document ***
101.LAB	XBRL Taxonomy Extension Label Linkbase Document ***
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document ***

*	Filed herewith.
**	Furnished herewith.
***	Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Exchange Act and otherwise are not subject to liability under those sections.
†	Management contract or compensatory plan or arrangement.
††	Confidential treatment has been granted for certain provisions of this Exhibit pursuant to Rule 406 promulgated under the Securities Act of 1933, as amended.
†††	Portions of this exhibit have been omitted pursuant to the Company’s request to the Secretary of the Securities and Exchange Commission for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 8, 2012	/s/ James C. Gouin James C. Gouin Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on the 8th day of March, 2012.

Signature	Title
/s/ Mark Malcolm Mark Malcolm	Chief Executive Officer and Director (Principal Executive Officer)
/s/ James C. Gouin James C. Gouin	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ Jeffrey L. Kersten Jeffrey L. Kersten	Senior Vice President and Corporate Controller (Principal Accounting Officer)
/s/ James Chapman James Chapman	Director
/s/ Dennis Donovan Dennis Donovan	Director
/s/ Frank E. English, Jr. Frank E. English, Jr.	Director
/s/ Chan Galbato Chan Galbato	Director
/s/ Jonathan Gallen Jonathan Gallen	Director
/s/ Dev Kapadia Dev Kapadia	Director
/s/ Larry Schwentor Larry Schwentor	Director
/s/ Scott Wille Scott Wille	Director

EXHIBIT LIST

2.1	Asset Purchase Agreement, dated as of May 1, 2007, by and among Tower Automotive, Inc., a debtor-in-possession and certain of its subsidiaries, and Tower Automotive, LLC f/k/a TA Acquisition Company, LLC (filed as Exhibit 2.1 to the Registrant’s Registration Statement on Form S-1 as originally filed on March 4, 2010 (No. 333-165200) and incorporated herein by reference).
2.2	Form of Contribution Agreement providing for the contribution of equity interests in Tower Automotive, LLC to Tower International Holdings, LLC (filed as Exhibit 2.2 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
3.1	Form of Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
3.2	Form of By-Laws of the Registrant (filed as Exhibit 3.2 to Amendment No. 8 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
4.1	See Exhibits 3.1 and 3.2 for provisions of the Certificate of Incorporation and Bylaws of the Registrant defining the rights of holders of common stock of the Registrant.
4.2	Specimen stock certificate (filed as Exhibit 4.2 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
4.3	Form of Registration Rights Agreement between the Registrant. and Tower International Holdings, LLC (filed as Exhibit 4.3 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
4.4	Indenture, dated as of August 24, 2010, among Tower Automotive Holdings USA, LLC and TA Holdings Finance, Inc., as issuers, the guarantors party thereto and Wilmington Trust FSB, as trustee and collateral agent (filed as Exhibit 4.4 to Amendment No. 6 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.1	Revolving Credit and Guaranty Agreement, dated as of July 31, 2007, by and among Tower Automotive Holdings USA, LLC, the Guarantors named therein, the Lenders named therein and JPMorgan Chase Bank, N.A., as Administrative Agent (filed as Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 as originally filed on March 4, 2010 (No. 333-165200) and incorporated herein by reference).
10.2	Amendment No. 1 to Revolving Credit and Guaranty Agreement, dated May 5, 2008, by and among Tower Automotive Holdings USA, LLC, the Guarantors from time to time party thereto, the Lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (filed as Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 as originally filed on March 4, 2010 (No.333-165200) and incorporated herein by reference).
10.3	Amendment No. 2 to the Revolving Credit and Guaranty Agreement, dated as of August 4, 2010, among Tower Automotive Holdings USA, LLC, the guarantors from time to time party thereto, the lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent (filed as Exhibit 10.3 to Amendment No. 6 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.4	First Lien Term Loan and Guaranty Agreement, dated as of July 31, 2007, by and among Tower Automotive Holdings USA, LLC, Tower Automotive Holding Europe B.V., the Guarantors named therein, the Lenders, named therein and JPMorgan Chase Bank, N.A., as Agent (filed as Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 as originally filed on March 4, 2010 (No. 333-165200) and incorporated herein by reference).

10.5	Amendment No 1 to First Lien Term Loan and Guaranty Agreement, dated as of December 24, 2007, by and among Tower Automotive Holdings USA, LLC, Tower Automotive Holding Europe B.V., the Guarantors named therein, the Lenders named therein and JPMorgan Chase Bank, N.A., as Agent (filed as Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 as originally filed on March 4, 2010 (No. 333-165200) and incorporated herein by reference).
10.6	Amendment No 2 to First Lien Term Loan and Guaranty Agreement, dated as of May 5, 2008, by and among Tower Automotive Holdings USA, LLC, Tower Automotive Holding Europe B.V., the Guarantors named therein, the Lenders named therein and JPMorgan Chase Bank, N.A., as Agent (filed as Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 as originally filed on March 4, 2010 (No. 333-165200) and incorporated herein by reference).
10.7	Waiver and Amendment No 3 to First Lien Term Loan and Guaranty Agreement, April 1, 2009, by and among Tower Automotive Holdings USA, LLC, Tower Automotive Holding Europe B.V., the Guarantors named therein, the Lenders named therein and JPMorgan Chase Bank, N.A., as Agent (filed as Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 as originally filed on March 4, 2010 (No. 333-165200) and incorporated herein by reference).
10.8	Amendment No. 4 to the First Lien Term Loan and Guaranty Agreement, dated as of August 24, 2010, among Tower Automotive Holdings USA, LLC, Tower Automotive Holdings Europe B.V., the guarantors from time to time party thereto, the lenders from time to time party thereto and JPMorgan Chase Bank, N.A. (filed as Exhibit 10.8 to Amendment No. 6 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.9	Amended and Restated Intercreditor Agreement, dated as of August 24, 2010, among JPMorgan Chase Bank, N.A., as representative with respect to certain agreements identified therein, Wilmington Trust FSB, as representative with respect to the notes agreement identified therein, each additional representative from time to time party thereto, Tower Automotive Holdings USA, LLC, the other loan parties party thereto and Tower Automotive, LLC (filed as Exhibit 10.9 to Amendment No. 6 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.10	Term Intercreditor Agreement, dated as of August 24, 2010, among JPMorgan Chase Bank, N.A., as synthetic letter of credit facility agent, Wilmington Trust FSB, as notes collateral agent, each additional term agent from time to time party thereto, each grantor from time to time party thereto and Tower Automotive, LLC (filed as Exhibit 10.10 to Amendment No. 6 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.11	Amended and Restated ABL Security Agreement, dated as of August 24, 2010, among Tower Automotive Holdings USA, LLC, the guarantors party thereto and JPMorgan Chase Bank, N.A., as agent (filed as Exhibit 10.11 to Amendment No. 6 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.12	Amended and Restated First Lien Term Loan Security Agreement, dated as of August 24, 2010, among Tower Automotive Holdings USA, LLC, the guarantors party thereto and JPMorgan Chase Bank, N.A., as agent (filed as Exhibit 10.12 to Amendment No. 6 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.13	Notes Security Agreement, dated as of August 24, 2010, among Tower Automotive Holdings USA, LLC, TA Holdings Finance, Inc., the subsidiary guarantors party thereto and Wilmington Trust FSB, as collateral agent (filed as Exhibit 10.13 to Amendment No. 6 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.14†	Registrant’s Employment Agreement with James Gouin (filed as Exhibit 10.25 to the Registrant’s Registration Statement on Form S-1 as originally filed on March 4, 2010 (No. 333-165200) and incorporated herein by reference).
10.15†	Letter Agreement Amendment to Employment Agreement, dated as of June 1, 2010, between the Registrant and James Gouin (filed as Exhibit 10.52 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).

10.16†	Registrant’s Employment Agreement with Mark Malcolm (filed as Exhibit 10.26 to the Registrant’s Registration Statement on Form S-1 as originally filed on March 4, 2010 (No. 333-165200) and incorporated herein by reference).
10.17†	Letter Agreement Amendment to Employment Agreement, dated as of June 1, 2010, between the Registrant and Mark Malcolm (filed as Exhibit 10.50 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.18†	Registrant’s Employment Agreement with Michael Rajkovic (filed as Exhibit 10.27 to the Registrant’s Registration Statement on Form S-1 as originally filed on March 4, 2010 (No. 333-165200) and incorporated herein by reference).
10.19†	Letter Agreement Amendment to Employment Agreement, dated as of June 1, 2010, between the Registrant and Michael Rajkovic (filed as Exhibit 10.51 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.20†	Registrant’s Employment Agreement with William Cook (filed as Exhibit 10.28 to the Registrant’s Registration Statement on Form S-1 as originally filed on March 4, 2010 (No. 333-165200) and incorporated herein by reference).
10.21†	Registrant’s Employment Agreement with Gyula Meleghy (filed as Exhibit 10.29 to the Registrant’s Registration Statement on Form S-1 as originally filed on March 4, 2010 (No. 333-165200) and incorporated herein by reference).
10.23†	Registrant’s Compensation Agreement with Paul Radkoski (filed as Exhibit 10.31 to the Registrant’s Registration Statement on Form S-1 as originally filed on March 4, 2010 (No. 333-165200) and incorporated herein by reference).
10.24	Form of Indemnification Agreement (filed as Exhibit 10.24 to Amendment No. 8 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.25	Service Agreement with Rande Somma & Associates LLC (filed as Exhibit 10.33 to the Registrant’s Registration Statement on Form S-1 as originally filed on March 4, 2010 (No. 333-165200) and incorporated herein by reference).
10.26	Amendment to Service Agreement with Rande Somma & Associates LLC, dated September 29, 2010 (filed as Exhibit 10.55 to Amendment No. 9 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.27	Service Agreement with Larry Schwentor and MGT4VALUE LLC (filed as Exhibit 10.34 to the Registrant’s Registration Statement on Form S-1 as originally filed on March 4, 2010 (No. 333-165200) and incorporated herein by reference).
10.28†	Second Amended and Restated Value Creation Plan of Tower Automotive, LLC (filed as Exhibit 10.27 to Amendment No. 8 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.29†	Form of 2010 Equity Incentive Plan (filed as Exhibit 10.28 to Amendment No. 9 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.30†	Form of Restricted Stock Award Agreement (filed as Exhibit 10.29 to Amendment No. 8 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.31†	Form of Restricted Stock Unit Award Agreement (filed as Exhibit 10.30 to Amendment No. 8 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.32†	Form of Restricted Stock Unit Award Agreement (filed as Exhibit 10.30.1 to Amendment No. 8 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).

10.33†	Form of Nonqualified Stock Option Grant Agreement (filed as Exhibit 10.31 to Amendment No. 8 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.34†	Form of Nonqualified Stock Option Grant Agreement (filed as Exhibit 10.31.1 to Amendment No. 8 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.35†	Form of Incentive Stock Option Grant Agreement (filed as Exhibit 10.32 to Amendment No. 8 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.36†	Tower Management, LLC 2007 Management Incentive Plan (filed as Exhibit 10.33 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.37†	Form of Award Letter, Tower Automotive, LLC Supplemental Value Creation Program Plan (filed as Exhibit 10.34 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.38†	Form of Award Letter, Tower Automotive, LLC 2010 Long-Term Incentive Program (filed as Exhibit 10.35 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.39†	Form of Award Letter, Tower Automotive, LLC Special Incentive Program (filed as Exhibit 10.36 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.40††	Lease Agreement, dated as of April 10, 2002, by and among Module (DE) Limited Partnership, Tower Automotive Products Company, Inc. and Tower Automotive Tool LLC (filed as Exhibit 10.37 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.41	Amendment No. 1 to Lease Agreement, dated as of November 15, 2002, by and among Module (DE) Limited Partnership, Tower Automotive Products Company, Inc. and Tower Automotive Tool LLC (filed as Exhibit 10.38 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.42††	Amendment No. 2 to Lease Agreement, dated as of July 31, 2007, by and among Module (DE) Limited Partnership, Tower Automotive Products Company, Inc. and Tower Automotive Tool LLC (filed as Exhibit 10.39 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.43††	Lease Agreement, dated as of April 10, 2002, by and among Chassis (DE) Limited Partnership, Tower Automotive Products Company, Inc. and Tower Automotive Tool LLC (filed as Exhibit 10.40 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.44	Amendment No. 1 to Lease Agreement, dated as of October 9, 2002, by and among Chassis (DE) Limited Partnership, Tower Automotive Products Company, Inc. and Tower Automotive Tool LLC (filed as Exhibit 10.41 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.45††	Amendment No. 2 to Lease Agreement, dated as of July 31, 2007, by and among Chassis (DE) Limited Partnership, Tower Automotive Products Company, Inc. and Tower Automotive Tool LLC (filed as Exhibit 10.42 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.46	Unit Sale and Purchase Agreement of Mark Malcolm (filed as Exhibit 10.43 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).

10.47	Unit Sale and Purchase Agreement of Jim Gouin (filed as Exhibit 10.44 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.48	Unit Sale and Purchase Agreement of Michael Rajkovic (filed as Exhibit 10.45 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.50	Unit Sale and Purchase Agreement of Gyula Meleghy (filed as Exhibit 10.47 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.51	Unit Sale and Purchase Agreement of Rande Somma and Associates LLC (filed as Exhibit 10.48 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.52	Unit Sale and Purchase Agreement of MGT4VALUE LLC (filed as Exhibit 10.49 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.53†	Form of Amendment to Form of Award Letter, Tower Automotive, LLC 2010 Long-Term Incentive Program (filed as Exhibit 10.53 to Amendment No. 9 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.54†	Form of Award Letter, Tower Automotive, LLC 2010 Special Incentive Program (filed as Exhibit 10.54 to Amendment No. 8 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.55	Amended and Restated Revolving Credit and Guaranty Agreement, dated as of June 13, 2011, among Tower Automotive Holdings USA, LLC, as borrower, Tower International, Inc., Tower Automotive Holdings I, LLC, Tower Automotive Holdings II(a), LLC, Tower Automotive Holdings II(b), LLC, and the other guarantors party hereto, as guarantors, the lenders party hereto and JPMorgan Chase Bank, N.A., as administrative agent (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed June 14, 2011 and incorporated herein by reference).
10.56*	Letter of Credit Facility Agreement, dated as of June 13, 2011, among Tower Automotive Holdings USA, LLC, as borrower, Tower International, Inc., as holdings, JPMorgan Chase Bank, N.A., as L/C participant, and JPMorgan Chase Bank, N.A., as administrative agent and issuing lender.
10.57*†	Letter Agreement Amendment to Employment Agreement, dated as of December 19, 2011, between the Registrant and James Gouin.
10.58*†	Letter Agreement Amendment to Employment Agreement, dated as of December 19, 2011, between the Registrant and Mark Malcolm.
10.59*†	Letter Agreement Amendment to Employment Agreement, dated as of December 19, 2011, between the Registrant and Michael Rajkovic.
10.60*†††	Amendment No. 3 to Lease Agreement, dated as of January 24, 2011, by and among Chassis (DE) Limited Partnership, Tower Automotive USA Operations I, LLC and Tower Automotive USA Operations II, LLC (successors in interest to Tower Automotive Products Company, Inc. and Tower Automotive Tool LLC).
10.61*†††	Amendment No. 4 to Lease Agreement, dated as of October 3, 2011, by and among Chassis (DE) Limited Partnership, Tower Automotive USA Operations I, LLC and Tower Automotive USA Operations II, LLC (successors in interest to Tower Automotive Products Company, Inc. and Tower Automotive Tool LLC).
10.62*	Amendment to Service Agreement with Rande Somma & Associates LLC, dated November 29, 2011.
11.1	A statement regarding the computation of earnings per share is omitted because such computation can be clearly determined from the material contained in this Report.

21.1*	Subsidiaries of Tower International, Inc.
23.1*	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 Securities Exchange Act Rules 13a-14(a) and 15d-14(a), pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 Securities Exchange Act Rules 13a-14(a) and 15d-14(a), pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document ***
101.SCH	XBRL Taxonomy Extension Scheme Document ***
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document ***
101.LAB	XBRL Taxonomy Extension Label Linkbase Document ***
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document ***

*	Filed herewith.
**	Furnished herewith.
***	Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Exchange Act and otherwise are not subject to liability under those sections.
†	Management contract or compensatory plan or arrangement.
††	Confidential treatment has been granted for certain provisions of this Exhibit pursuant to Rule 406 promulgated under the Securities Act of 1933, as amended.
†††	Portions of this exhibit have been omitted pursuant to the Company’s request to the Secretary of the Securities and Exchange Commission for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.