Form 10-K/A
period 2011-12-31
Tower International, Inc.
filed 2012-04-27
CIK 1485469

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1 to Form 10-K)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:	Commission file number:
December 31, 2011	001-34903

TOWER INTERNATIONAL, INC.

(Exact name of Registrant as specified in its charter)

Delaware	27-3679414
(State of Incorporation)	(IRS Employer Identification Number)

17672 Laurel Park Drive North, Suite 400 E	48152
Livonia, Michigan	(Zip Code)
(Address of Principal Executive Offices)

Registrant's telephone number, including area code: (248) 675-6000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15d of the Act.

Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

On March 8, 2012, Tower International, Inc. (the “Company”) filed its Annual Report on Form 10−K for the year ended December 31, 2011 (the “Original 10-K”), with the Securities and Exchange Commission (the “SEC”). We are filing this Amendment No. 1 to our Annual Report on Form 10−K (this “Form 10-K/A”) solely to (i) file the information required to be disclosed pursuant to Part III of Form 10−K because our definitive proxy statement for our 2012 Annual Meeting of Stockholders will not be filed with the SEC within 120 days after the end of our 2011 fiscal year, and (ii) to include “LLP” after “Deloitte & Touche” on the conformed signature line of the Reports of Independent Registered Public Accounting Firm included with the Company’s Consolidated Financial Statements. This Form 10-K/A does not reflect events occurring after the filing of the Original 10-K. Except for the amendments described below, this Form 10-K/A does not modify or update the disclosures in the Original 10-K.

This Form 10−K/A amends only (i) Item 8 under Part II, solely to include “LLP” after “Deloitte & Touche” on the conformed signature line of the Reports of Independent Registered Public Accounting Firm included with the Company’s Consolidated Financial Statements, (ii) Items 10-14 under Part III to include information that was previously incorporated by reference from the Company’s 2012 Annual Meeting proxy statement, and (iii) Item 15 under Part IV to file a new exhibit and to re-file currently-dated certifications by our principal executive officer and principal financial officer.

THERE ARE NO CHANGES TO THE COMPANY’S AUDITED CONSOLIDATED FINANCIAL STATEMENTS. THE FINANCIAL STATEMENTS ARE INCLUDED IN THIS FORM 10-K/A SOLELY IN COMPLIANCE WITH RULE 12b-15, IN ORDER TO INCLUDE “LLP” AFTER “DELOITTE & TOUCHE” ON THE CONFORMED SIGNATURE LINE OF THE REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM INCLUDED WITH THE COMPANY’S CONSOLIDATED FINANCIAL STATEMENTS.

TOWER INTERNATIONAL, INC. – FORM 10-K/A

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

TABLE OF CONTENTS

		10-K/A Pages
PART II
Item 8.	Financial Statements and Supplementary Data	4

PART III
Item 10.	Directors, Executive Officers, and Corporate Governance	48
Item 11.	Executive Compensation	55
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	74
Item 13.	Certain Relationships and Related Transactions, and Director Independence	77
Item 14.	Principal Accountant Fees and Services	78

PART IV
Item 15.	Exhibits and Financial Statement Schedules	79

Signatures		84
Exhibit Index		85
Exhibits
EX-10.63
EX-23.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART II

Item 8. Financial Statements and Supplementary Data

Index to Consolidated Financial Statements and Supplementary Data

10-K/A Pages

Audited Financial Statements for the Three Years Ended December 31, 2011:

Reports of Independent Registered Public Accounting Firm	5
Consolidated Balance Sheets as of December 31, 2011 and 2010	7
Consolidated Statements of Operations for the Years Ended December 31, 2011, 2010 and 2009	8
Consolidated Statements of Cash Flows for the Years Ended December 31, 2011, 2010 and 2009	9
Consolidated Statements of Equity / (Deficit) and Redeemable Preferred Units for the Years Ended December 31, 2011, 2010 and 2009	10
Notes to Consolidated Financial Statements	11

Supplementary Data

Quarterly Financial Information (Unaudited) - See note 20 of the Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Tower International, Inc.

Livonia, MI

We have audited the accompanying consolidated balance sheets of Tower International, Inc. (previously Tower Automotive, LLC) and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, equity/ (deficit), other comprehensive income/(loss), and redeemable preferred units, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

/s/ Deloitte & Touche LLP

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
10

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
11

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
13

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
16

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
24

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
30

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
31

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
37

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
39

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
43

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
46

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
49

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
52

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

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The Company’s Certificate of Incorporation provides that the Board of Directors shall consist of not fewer than three nor more than fifteen directors, with the exact number to be fixed by the Board of Directors (subject to modification by stockholders having the right to vote at least 50% in voting power of the Company’s outstanding voting stock so long as the Majority Stockholder, its affiliates and its transferees continue to own at least 50% of the Company’s outstanding common stock). The Board of Directors has fixed the current number of directors at ten.

The Company’s Certificate of Incorporation divides the Board of Directors into three classes, as nearly equal in number as possible, with the terms of office of the directors of each Class ending in different years. Class I and Class III each has three directors and Class II has four directors. The terms of directors in Classes I, II, and III end at the Annual Meetings in 2014, 2012, and 2013, respectively.

The following table sets forth the names and ages of the current members of the Board of Directors, as well as background information relating to each individual’s business experience, qualifications, attributes and skills and why the Board of Directors and Nominating and Corporate Governance Committee believe each individual is a valuable member of the Board of Directors.

Current Directors – Terms Expiring in 2012 (Class II Directors)

Name and Experience	Class	Director Since

James Chapman, age 50, has been an advisory director of SkyWorks Capital, LLC, an aviation management services and consulting company, since 2004. Prior to joining SkyWorks, Mr. Chapman held a variety of investment banking positions across a range of industries. Mr. Chapman currently serves on the board of directors of Aercap Holdings N.V. and Tembec Holdings Inc., and served on such boards when these companies were public within the past five years. Within the past five years, Mr. Chapman served on the boards of SSA Global Technologies, Inc., Anchor Glass Container Corporation, Scottish Re Group Limited, Teleglobe International Holdings Ltd and Coinmach Service Corp. Mr. Chapman was elected to the Company’s Board based on his financial and industry experience, as well as his service on the boards of other Cerberus portfolio companies.	II	2010

Chan Galbato, age 49, joined Cerberus Operations and Advisory Company, LLC (“COAC”) as a Senior Operating Executive in 2009. On March 9, 2012 Mr. Galbato was named CEO of COAC. From 2007 to 2009, Mr. Galbato owned and managed CWG Hillside Investments LLC, a consulting business providing operational and strategic turnaround expertise to chief executive officers of portfolio-based companies. From 2005 to 2007, Mr. Galbato was President and CEO of the Controls division of Invensys plc, a global technology company. Prior to his position with Invensys, he served as President of Services of The Home Depot (2003 to 2005); President and Chief Executive Officer of Armstrong Floor Products, a division of Armstrong World Industries, (2001 to 2003); Chief Executive Officer of Choice Parts (2000 to 2001); and Chief Executive Officer of Coregis Insurance Company, a GE Capital company (1998 to 2000). Prior to that, Mr. Galbato held various leadership positions within General Electric’s technology and industrial businesses. Since 2006, Mr. Galbato has served as a director of Brady Corporation. Since August 25, 2010, Mr. Galbato has been the chairman of the board of directors of New Page Corporation and New Page Holding Corporation. Mr. Galbato was elected to the Company’s Board based on his operational experience with large companies.	II	2010

Larry Schwentor, age 57, is a business consultant and, through his consulting firm, provided consulting services to the Company from August 1, 2007 to August 1, 2010. Mr. Schwentor has held executive and managing board positions with Peguform GmbH, or Peguform, since February 2005. Peguform manufactures interior and exterior plastic parts for the automotive industry and was a CCM portfolio company. From April 2003 to February 2005, he was an Executive Vice President and Chief Financial Officer of Key Safety Systems, Inc., a manufacturer of automotive safety restraints. Prior to assuming responsibilities at Key Safety Systems, Mr. Schwentor served as the Executive Vice President and Chief Financial Officer of Key Plastics, Inc., from September 1999 through April 2003. Key Plastics is a manufacturer of plastic components and functional assemblies for manufacturers of light vehicles and their suppliers. Both Key Safety Systems and Key Plastics were portfolio companies of Carlyle Management Group. Prior to joining Key Plastics, Mr. Schwentor was the Senior Vice President and Chief Financial Officer of CMI International, Inc., a producer of highly engineered, cast and machined engine and structural components and assemblies for automobiles and trucks. Mr. Schwentor was employed by CMI International from May 1986 to February 1999. Mr. Schwentor was employed by the Certified Public Accounting firm of Moore, Smith and Dale from September 1976 through May 1986. During his tenure with that firm, he held various positions on the audit and management advisory services side of the firm and was responsible for auditing both public and private manufacturing companies. Mr. Schwentor was elected to the Company’s Board based on his experience as a senior executive of various manufacturing companies, as well as his knowledge and background in accounting.	II	2007

Scott Wille, age 31, joined CCM in 2006 as an associate and has been a Vice President since 2009. At CCM, Mr. Wille has been responsible for executing transactions, monitoring existing investments and working with existing portfolio companies’ management teams to maximize value. Mr. Wille has had exposure to a broad set of businesses and industries, including automotive, industrial, consumer products, energy, retail and commercial real estate. Since joining CCM, he has continued to monitor and evaluate Cerberus’ debt and equity investments in the Company. From 2004 to 2006, Mr. Wille was a financial analyst with Deutsche Bank Securities Inc., an investment banking firm. He was elected to our Board based on his familiarity with our Company and his experience in corporate finance.	II	2010

Current Directors – Terms Expiring in 2013 (Class III Directors)

Name and Experience	Class	Director Since

Nicholas D. Chabraja, age 69, is the Chairman of the Board of the Company, a position which he has held since he was elected to the Board in 2010. He has been a member of the board of directors of General Dynamics, an aerospace and defense industry contractor, since 1994. Mr. Chabraja was Chairman and Chief Executive Officer of General Dynamics from 1997 to 2009. He served General Dynamics as non-executive chairman from 2009 to May 2010. Previously, Mr. Chabraja had been vice chairman of General Dynamics. He joined General Dynamics in 1993 as senior vice president and general counsel. From 1994 to 1996, Mr. Chabraja was an executive vice president of General Dynamics, with the company’s strategic planning, finance, legal and investor relations functions reporting to him. Prior to joining General Dynamics, Mr. Chabraja was a senior partner in the Chicago law firm of Jenner & Block. Mr. Chabraja has served as a director of Northern Trust Corporation since 2007. He previously served as a director of Ceridian Corporation from 2001 to 2007 (and as a director of Ceridian Corporation’s predecessor from 1998-2001). Mr. Chabraja was elected to the Company’s Board based on his executive level experience at General Dynamics, his understanding of corporate governance and his experience on the boards of directors of General Dynamics, Northern Trust Corporation and Ceridian Corporation.	III	2010

Dev Kapadia, age 40, has been a Managing Director of CCM since 2003. As such, one of his principal responsibilities has been to monitor Cerberus’ debt and equity investments in the Company. From 1996 to 2003, Mr. Kapadia served in various capacities with The Carlyle Group, a global private investment firm, and Carlyle Management Group, an affiliate of The Carlyle Group dedicated to turnaround and special situation investments. Prior to joining Carlyle in 1996, Mr. Kapadia was a financial analyst with Donaldson, Lufkin & Jenrette, an investment banking firm. Mr. Kapadia serves on the boards of directors of several privately held companies. He was elected to the Company’s Board based on his knowledge of the Company and its predecessors and his experience as a board member of, and senior executive with private equity firms that invest in, other manufacturing companies.

	III	2007
Mark Malcolm, age 58, has been the President and Chief Executive Officer of the Company since August 1, 2007. Prior to assuming that role, Mr. Malcolm served as a senior member of CCM’s operations team from January 2006 to July 2007 and played a leading role on behalf of CCM in the 2007 acquisition of the Company from Tower Automotive, Inc., the Company’s predecessor (the “Predecessor”). Before joining CCM, Mr. Malcolm spent 28 years at Ford Motor Company in a variety of senior financial positions, including Executive Vice President and Controller of Ford Motor Credit from 2004 to 2005, Director of Finance and Strategy for Global Purchasing from 2002 to 2004 and Director of Worldwide Accounting from 2000 to 2002. Mr. Malcolm was elected to our Board based on his industry knowledge, his familiarity with all aspects of the Company’s business and his experience and perspective as the Company’s Chief Executive Officer.	III	2007

Current Directors – Terms Expiring in 2014 (Class I Directors)

Name and Experience	Class	Director Since

Dennis Donovan, age 63, has been a Senior Advisor of COAC, an affiliate of CCM that provides operational and other advice to Cerberus’ portfolio companies, since 2009. From 2008 to 2009, Mr. Donovan was a senior executive and director of COAC. He joined COAC in 2007 as Chief Human Resource Officer. Mr. Donovan previously served as Executive Vice President, Human Resources at The Home Depot (home improvement retailer), from 2001 to 2007. He was Senior Vice President, Human Resources at Raytheon (technology provider to defense, homeland security and other governmental markets) from 1998 to 2001. Mr. Donovan spent 26 years at GE (a conglomerate), working in a number of the company’s businesses and at the corporate headquarters. He was made an officer of GE in 1991. Mr. Donovan has been a Managing Director and a member of the compensation committee of the Traxis Group, B.V., an affiliate of CCM, since 2008. He has also served on the boards and compensation committees of School Bus Holdings, Traxis Financial Group and Nabi Optima Holdings, affiliates of CCM engaged in the manufacturing, financing and sales of vehicles in the transportation sector. Mr. Donovan was an advisor to our board and compensation committee during 2009 to 2010 and to the boards and compensation committees of GMI Holding Corporation, a textile company; Freedom Group, Inc., a manufacturer of sporting goods products; and NewPage Corporation, a manufacturer, marketer and distributor of printed paper; all affiliates of CCM.

	I	2010

Frank E. English, Jr., 66, became a member of our board on August 24, 2010, transitioned to senior advisor status on September 28, 2010 and was again appointed to our board on May 17, 2011. Mr. English served as a Senior Advisor at Morgan Stanley & Co. from his retirement from that global financial services firm in 2009 through March 2011. From 1976 to 2009, Mr. English served in various senior roles at Morgan Stanley & Co., most recently as Managing Director and Vice Chairman of Investment Banking from 2002 to 2009. Prior to that, Mr. English held positions in research, investment banking, capital markets and fixed income at Morgan Stanley & Co. Mr. English spent a considerable part of his career at Morgan Stanley & Co. analyzing and advising companies in the automotive industry. Since 2009, Mr. English has been a director of Arthur J. Gallagher & Co. Since April 2011, Mr. English has served as a Senior Advisor to W.W. Grainger, Inc.

	I	2011

Jonathan Gallen, age 52, is the president and sole principal of Ahab Capital Management, Inc., which manages Ahab Partners, L.P. and is the investment advisor to Ahab International, Ltd. In that role, which he has performed since 1993, Mr. Gallen is responsible for the investment decisions made with respect to these funds’ assets. Prior to joining Ahab Capital Management, Mr. Gallen formed and operated a sports memorabilia business from 1990 to 1993. Within the past five years, Mr. Gallen served on the board of directors of Anchor Glass Container Corporation. Mr. Gallen was elected to the Company’s Board based on his financial and industry experience, as well as his service on the boards of other Cerberus portfolio companies.

	I	2010

Executive Officers

Set forth below are the names and ages of the executive officers of the Company who do not also serve as directors, as well as background information relating to each such individual’s business experience.

James Gouin, age 52, has served as the Executive Vice President and Chief Financial Officer of the Company since November 1, 2007. Prior to joining the Company, Mr. Gouin served in 2007 as a senior managing director of the corporate financial practice of FTI Consulting, Inc., a business advisory firm. Prior to joining FTI, Mr. Gouin spent 28 years at Ford Motor Company in a variety of senior positions, including as the Vice President, Finance and Global Corporate Controller from 2003 to 2006 and as the Vice President of Finance, Strategy and Business Development of Ford Motor Company’s International Operations from 2006 to 2007.

Michael Rajkovic, age 50, has been the Executive Vice President and Chief Operating Officer of the Company since August 1, 2007. Prior to assuming that role, Mr. Rajkovic served as a senior member of CCM’s operations team from August 2006 to August 2007 and assisted Mr. Malcolm in various aspects of the 2007 acquisition of the Company from the Predecessor. Since April 11, 2011, Mr. Rajkovic has also served as the President of Tower Defense & Aerospace, LLC. Before joining CCM, Mr. Rajkovic was Executive Vice President and Chief Financial Officer of United States Can Corporation, a global packaging company, from May 2005 to March 2006. Prior to his service with U.S. Can Corporation, Mr. Rajkovic served as Vice President of Finance, North America and as Chairman of the Canadian subsidiary of The Goodyear Tire and Rubber Company, an automotive products manufacturer, from August 2003 to May 2005. Prior to that period, Mr. Rajkovic held a variety of manufacturing and finance positions within Visteon Corporation, a manufacturer of climate, interior, electronic and lighting products for automobiles, from January 2000 to August 2003.

James Bernard, age 48, has been President, Americas for the Company since August 15, 2011. Prior to being elected President, Americas, Mr. Bernard was the Company’s Senior Vice President, Global Sales and Business Development, a position held since March 2011. From 2007 to 2011, Mr. Bernard was the Company’s Vice President, North American Sales and Program Management and from 2003 to 2007 Mr. Bernard was the Company’s Vice President, North American Sales and Technology.

Gyula Meleghy, age 56, has been the Company’s President, International Operations since November 5, 2007. From July 2006 until November 2007, Dr. Meleghy held the position of President, Asia for the Predecessor, and then for the Company, with oversight responsibility for all of our business in Asia. Prior to that period, Dr. Meleghy served as President, Europe and South America for the Predecessor from August 2004 to July 2006. Prior to occupying that position, Dr. Meleghy served in various positions within the Predecessor’s European operations from 2000 to August 2004. Before joining the Predecessor, Dr. Meleghy was the President of the Dr. Meleghy Group, a family-owned automotive supplier that was acquired by the Predecessor in 2000.

William Cook, age 60, has been the Company’s Senior Vice President, Global Human Resources since September 2007. From 2001 to 2007 he held senior human resource leadership positions at The Goodyear Tire & Rubber Company in Akron, Ohio, including four years as Vice President of Human Resources for Goodyear North American Tire. During a fifteen year career at United Technologies Corporation Mr. Cook held key leadership positions, including four years as head of human resources for Carrier Corporation Residential and Light Commercial Systems, a supplier of heating and air conditioning equipment, and eight years as head of human resources for Otis Elevator Asia-Pacific, a supplier of elevators and escalators.

Jeffrey L. Kersten, age 44, has been the Company’s and Predecessor’s Senior Vice President and Corporate Controller since February 1, 2007. He transitioned to that position from the position of Senior Vice President, Restructuring, which he held since October 2006 with the Predecessor. From 2004 to 2006, Mr. Kersten was the Predecessor’s Senior Vice President, Strategy and Business Development. Mr. Kersten joined the Predecessor in 1997, holding financial positions within the Predecessor’s Grand Rapids, Michigan offices until 2001, when he relocated to France and became the Predecessor’s European Regional Finance Leader. Mr. Kersten began his career in 1990 with the accounting firm of Arthur Andersen, where he remained until 1997, specializing in mergers and acquisitions.

Paul Radkoski, age 52, has served as the Predecessor’s and the Company’s Senior Vice President, Global Purchasing, since March 2006. Prior to joining the Predecessor, Mr. Radkoski held various positions within Visteon Corporation, an automotive supplier, from 2000 until 2006, including the position of Vice President, North America Purchasing and Supplier Management from 2005 to 2006. Earlier in his career, Mr. Radkoski held various purchasing, manufacturing and logistics positions with Lear Corporation from 1997 to 2000 and automobile manufacturers BMW (from 1993 to 1997) and Honda of North America (from 1986 to 1993).

Each of Mr. Kersten and Dr. Meleghy were officers of the Predecessor when the Predecessor filed for bankruptcy protection in 2005. Mr. Radkoski joined the Predecessor after it filed for bankruptcy protection. Mr. Schwentor was hired in late 1999 to assist Key Plastics through a bankruptcy process that ran from March 2000 through its conclusion in April 2001 with its sale. Mr. Schwentor remained with the successor company after its emergence from bankruptcy. Mr. Galbato was President and CEO of Armstrong Floor Products, the largest division of Armstrong World Industries, Inc. (2001-2003) after Armstrong World Industries filed for bankruptcy protection.

Advisors

The Board has engaged two advisors who assist Board members in performing their Board functions and responsibilities. These advisors are described below:

Allan D. Gilmour, age 77, became a member of the Company’s Board on August 24, 2010 and transitioned to senior advisor status on September 30, 2010. In January 2011, Mr. Gilmour was named President of Wayne State University. Mr. Gilmour served as Vice Chairman of the board of directors of Ford Motor Company from 2002 to 2005, a position that he previously held from 1992 until his initial retirement in 1995. Mr. Gilmour began his career with Ford Motor Company in 1960. While at Ford, Mr. Gilmour served in a variety of roles, including: President of Ford Automotive Group; Executive Vice President, International Automotive Operations; Vice President, External and Personnel Affairs; Vice President and Controller; Chief Financial Officer; and President of Ford Motor Credit Company. From 1995 until May 2011, Mr. Gilmour served on the board of directors of DTE Energy Company. From 1990 to 2007, Mr. Gilmour served on the board of directors of Whirlpool Corporation and from 2006 to 2010 he served on the board of directors of Universal Technical Institute, Inc.

Rande Somma, age 60, became a member of the Company’s Board on August 1, 2007 and transitioned to senior advisor status on September 27, 2010. Mr. Somma has been President of his consulting company, Rande Somma and Associates LLC, since May 2004. Mr. Somma, through his consulting firm, has provided consulting services to the Company since December 1, 2007. Prior to establishing his consulting business, he was the President of Automotive Operations—Worldwide, at Johnson Controls, Inc. from 2002-2003 and was President of Automotive Operations—North America at Johnson Controls from 2000-2002. From 1988 to 2000, Mr. Somma held several different managerial positions in the Automotive Systems Group at Johnson Controls. Johnson Controls is a Tier 1 supplier of automotive systems and facility management and control products. In the automotive market, it is a major supplier of integrated seating and interior systems and batteries. Prior to joining Johnson Controls, Mr. Somma served in a variety of purchasing, manufacturing and sales positions within the automotive division of Rockwell International. From 2005 until May 2011, Mr. Somma served on the board of directors of Gentex Corporation, a supplier to the global automotive industry. Additionally, Mr. Somma is currently the Chairman of the Executive Board of the NewNorth Center for Design in Business, a nonprofit learning center for the delivery of intellectual and experiential training programs focused on the development and application of design centric innovation.

Audit Committee of the Company

The Company has a standing Audit Committee. The Audit Committee, among other things, assists the Board in its oversight responsibilities relating to the integrity of the Company’s financial statements, the qualifications, independence, compensation and performance of the Company’s independent auditors, the systems of internal accounting and financial controls utilized by the Company, the performance of the internal audit function, the compliance of the Company with legal and regulatory requirements and compliance with the Company’s Code of Business Conduct and Ethics. The Committee is governed by a charter adopted by the Board of Directors. The charter is available on the Company’s website at www.towerinternational.com by following the links to “Investor Relations,” “Corporate Governance” and “Committee Charters” or upon written request to the Company. The Audit Committee held eight meetings during 2011.

The Audit Committee currently consists of Messrs. Chapman, English and Gallen. The Board of Directors has affirmatively determined that Messrs. Chapman, English and Gallen all meet the audit committee independence requirements as defined in the applicable NYSE and SEC rules. Mr. Chapman is the Chairman of the Committee. During 2011 Mr. Schwentor also served on the Audit Committee until October 3, 2011. The Board of Directors has determined that each member of the Committee is “financially literate” as required by the listing standards of the NYSE, as such qualification is interpreted by the Board of Directors in its business judgment. In addition, the Board of Directors has determined that Mr. Chapman qualifies as an “audit committee financial expert” as defined by the rules and regulations of the SEC.

Non-Employee Director and Board Advisor Compensation

During 2011 the Company provided the following compensation to Board members and Board advisors who are neither employed by us nor parties (either individually or through entities controlled by them) to consulting agreements with us:

•	an annual retainer of $150,000, or $300,000 in the case of the Chairman of the Board;

•	additional annual compensation of $10,000 to the chairman of our Audit Committee;

•	prorated compensation of $60,215 to Frank English for his services as an advisor to the Audit Committee prior to his election to the Board and appointment to the Audit Committee on May 17, 2011;

•	additional annual compensation of $5,000 to the chairman of each of our other standing Board committees.

The Board has the discretion to convert up to one half of the annual retainer into equity interests in the Company.

The Company also reimburses each non-employee member of our Board and Board Advisor for out-of-pocket expenses incurred in connection with attending our Board and committee meetings. Board members do not participate in a nonqualified deferred compensation plan and we do not pay any life insurance policies for our Board members.

In 2007, we entered into a service agreement with Mr. Somma. The service agreement was approved and authorized by our Board comprised at that time. Mr. Somma’s service agreement with the Company terminated on January 2, 2012. We made total payments of $300,000 in 2011 to Mr. Somma which was inclusive of amounts earned under his service agreement with the Company and for his role as a Board Advisor to the Company. We will make an additional payment to Mr. Somma of $249,000 in April 2012 for a bonus earned in 2011 under the terms of his service agreement. The service agreement also provided for reimbursement of certain tax, legal and other expenses incurred by Mr. Somma under the service agreement.

Effective January 3, 2012, Mr. Somma entered into a separate service agreement with Tower Defense & Aerospace, LLC (“TDA”), a wholly owned subsidiary of the Company, to provide sales and business development services to TDA. The TDA service agreement is for a term of 12 months, terminating on December 31, 2012, and provides for compensation of $150,000 and a potential bonus based on the 2012 financial performance of TDA.

Code of Business Conduct and Ethics

The Board of Directors has also adopted a Code of Business Conduct and Ethics (“Code of Conduct”) that applies to, among other persons, our principal executive officer, principal financial officer, principal accounting officer and other persons performing similar functions, as well as the members of our Board of Directors. Among other things, the Code of Conduct: provides guidance for maintaining ethical behavior; requires that directors and employees, including officers, comply with applicable laws and regulations; provides guidance for protecting confidential information and Company assets; regulates conflicts of interest; addresses the Company’s policies with respect to gifts and political contributions; and provides mechanisms for reporting violations of the Company’s policies and procedures, including the Code of Conduct.

A copy of our Code of Conduct is available on our website, www.towerinternational.com, by following links to “Investor Relations,” “Corporate Governance,” “Governance Documents” and “Code of Conduct” or upon written request to the Company. In the event that we make any amendments to, or grant any waiver including an implicit waiver from, a provision of the Code of Conduct that applies to our principal executive officer, principal financial officer or principal accounting officer that requires disclosure under applicable SEC rules, we intend to disclose the amendment or waiver and the reasons therefore on our website within four business days of the date of the amendment or waiver.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors and executive officers, and persons who own more than 10 percent of a registered class of the Company’s equity securities, to file with the SEC and the NYSE initial reports of ownership and reports of changes in ownership of the Company’s common stock and other equity securities

Other than as stated below, to the Company’s knowledge, based solely on a review of the copies of such filings furnished to the Company and written representations from its directors and executive officers, all Section 16(a) filing requirements applicable to the Company’s directors, executive officers and greater than 10 percent beneficial owners were complied with on a timely basis during the year ended December 31, 2011. Dr. Meleghy failed to file a Form 4 Report for four transactions (with respect to the acquisition of common stock), which were subsequently reported by Dr. Meleghy on a Form 5. In addition, Form 4s for each of Messrs. Malcolm, Rajkovic, Gouin, Meleghy, Kersten, Radkoski, and Cook each reporting one transaction (with respect to a grant of restricted stock units) were filed late.

Item 11. Executive Compensation

Compensation Discussion and Analysis

Introduction

The following discusses the various components of compensation paid in 2011 to the Named Executive Officers (“NEOs”) of the Company. As used in this proxy statement, the term “NEOs” refers to:

•	Mark Malcolm, our President and Chief Executive Officer;

•	James Gouin, our Executive Vice President and Chief Financial Officer;

•	Michael Rajkovic, our Executive Vice President and Chief Operating Officer;

•	James Bernard, our President, Americas; and

•	Gyula Meleghy, our President, International.

Compensation Program Objectives and Philosophy

The primary objectives of our compensation programs are to (i) drive executive behaviors that maximize long-term shareholder value creation (ii) attract and retain talented executive officers with the skills necessary to successfully manage our business, and (iii) align the interests of our executive officers with stockholders by rewarding them for strong company performance. In support of these objectives, we:

•	Weight a significant proportion of NEO compensation toward variable pay elements—64% to 74% of NEO total compensation is delivered in annual or long-term incentive compensation,
•	Target a total compensation package competitive with peers—we regularly compare our total compensation levels with companies of a similar size and complexity in our industry and related industries, and
•	Deliver a meaningful proportion of NEO compensation in share-based incentives—30% to 40% of NEO total compensation is delivered in the form of stock options or restricted stock units (“RSUs”).

Compensation-Setting Process

The Compensation Committee of our Board has responsibility for oversight and review of our total compensation strategy, including the design and monitoring of certain compensation plans such as our annual cash bonus plan. In addition, the Compensation Committee determines the compensation of our Chief Executive Officer and reviews and approves the compensation of all officers, including each of our NEOs. In setting and reviewing compensation for our NEOs, the Compensation Committee evaluates the compensation components that it believes support our compensation objectives and philosophy.

As part of its responsibilities, the Compensation Committee reviews the appropriateness and effectiveness of our compensation programs. The Compensation Committee approves target award opportunities and performance criteria to be utilized in our annual cash bonus plan. In addition, the Compensation Committee is responsible for determining equity-based awards, and establishing and monitoring long-term incentive plans.

In 2011, the Compensation Committee engaged an independent consultant, Meridian Compensation Partners, LLC (“Meridian”), to provide it with advice and comparative analyses of various elements of executive compensation, including annual salary, annual variable bonus, total targeted annual cash compensation and long-term incentives. Meridian does not provide any services as an independent compensation consultant to management and it had no relationship with management prior to its engagement by the Compensation Committee.

The Compensation Committee considers competitive market practices with respect to the compensation of our NEOs. In its discretion, the Compensation Committee also considers compensation levels of executives holding similar positions at other domestic and international manufacturing companies that the Committee views as comparable in size and complexity of business, with additional consideration given to individual credentials. For 2011, this peer group consisted of the following 13 companies, including similarly sized companies in automotive supplier and manufacturing sectors: American Axle & Manufacturing Holdings, Inc., BorgWarner Inc., Cooper Tire & Rubber Co., Dana Holding Corporation, Federal-Mogul Corporation, Linamar Corporation, Martinrea International Inc., Meritor Inc., Modine Manufacturing Company, OshKosh Corporation, Tenneco Inc., Visteon Corporation, and Westinghouse Air Brake Technologies Corporation.

Although the Compensation Committee reviews the compensation data and practices of our peer group, the Committee does not adhere to strict formulas or identify specific target percentiles with respect to such data and practices to determine the total compensation or mix of compensation elements for our executives. Instead, the Committee collectively considers various factors in exercising its discretion to determine overall compensation, including the experience, responsibilities and performance of individuals as well as the Company’s overall financial performance. In making compensation determinations, the Compensation Committee has not determined that compensation elements are to be set according to a pre-set or formulaic mix. The Compensation Committee retains full discretion to consider or disregard data collected through peer group studies in the course of setting executive compensation levels. Compensation decisions are also considered in the context of individual and Company performance, retention concerns, the importance of the position and internal equity.

Role of Executive Officers in Executive Compensation

The Compensation Committee determines the total compensation for our Chief Executive Officer. Our Chief Executive Officer plays no role in determining his own compensation.

The Compensation Committee also determines the total compensation of our other NEOs acting with advice from our Chief Executive Officer. Although the Compensation Committee utilizes and considers comments, advice and recommendations of our Chief Executive Officer, the final decision with respect to compensation levels and components of the other NEOs remains with the Compensation Committee.

Components of Compensation

Our compensation programs consist of several components, although particular individuals may not be eligible for each component. The guiding principles of our compensation programs remain consistent throughout the various components. In each instance, we seek to incentivize and retain our NEOs by providing competitive compensation while at the same time aligning the interests of our NEOs with those of our stockholders.

The principal components of our compensation programs for the NEOs are: annual base salary; annual incentive; long term equity incentive awards; retirement benefits; severance benefits; perquisites; and employment agreements, which contain termination benefits. The Compensation Committee considers all such components to be an appropriate compensation package for our NEOs. The charts below illustrate the general mix of salary, annual incentive and long-term incentive among our NEOs in 2011.

Annual Base Salary

We use base salary to attract and retain highly qualified executive officers. When establishing base salaries for the NEOs, the Compensation Committee and the Chief Executive Officer (other than for himself) consider a number of factors, including the seniority, skills and experience of the individual, the individual’s prior salary, the functional role of the position, and the level of the Named Executive Officer’s responsibilities. The leading factors in determining increases in base salary include the performance, experience and skills of the individuals, and market compensation levels for senior executives with similar levels of experience and skills.

None of our NEOs received an increase to his annual rate of base salary during 2011, except for Mr. Bernard who received an increase in March when he became our Senior Vice President, Sales and Business Development, and an increase in August when he became our President, Americas. For each of the other NEOs, the last increase to his annual rate of base salary was in August, 2010.

Annual Incentive Compensation

We believe that annual cash incentive awards motivate our NEOs and reward them for annual business results that help create value for our stockholders. Each year, the Compensation Committee establishes an annual bonus plan for the NEOs based on one or more performance measures, and the relative weighting of each factor, as determined by the Compensation Committee. Other hourly and salaried employees participate in our annual bonus plan as well.

2011 Tower Bonus Plan

In January, 2011, the Compensation Committee approved the 2011 Tower Bonus Plan, established the level of performance necessary for the NEOs to earn their targeted payouts and assigned each NEO a target percentage of base salary. Cash incentive awards are permitted to the extent selected operating results meet or exceed threshold levels of performance established by the Committee for the performance year.

For 2011, the Compensation Committee designated (1) Adjusted EBITDA, (2) Free Cash Flow, (3) Adjusted EBITDA Change in Controllable Factors and (4) Increase in 2013 Sales Backlog as the four financial measures used to determine payouts. Adjusted EBITDA performance accounted for 40% of the total award, Free Cash Flow performance accounted for 30% of the total award, Adjusted EBITDA Change in Controllable Factors performance accounted for 15% of the total award and Increase in 2013 Sales Backlog accounted for 15% of the total award.

The performance necessary for the NEOs to earn their targeted payouts were established by the Compensation Committee at levels intended to be challenging, attainable and aligned with our 2011 business plan. The Compensation Committee retained discretion to adjust the calculation of its financial measures to account for unanticipated events.

For purposes of the 2011 Tower Bonus Plan:

•	Adjusted EBITDA is defined as net income/(loss) before interest, taxes, depreciation, amortization, restructuring items and other adjustments described in our reports filed with the Securities and Exchange Commission. The Compensation Committee chose this as a performance measure because it is consistent with how analysts and many investors evaluate the business.

•	Free Cash Flow is defined as cash flow from operations less capital expenditures. The Compensation Committee designated Free Cash Flow as a performance measure in order to focus our management on freeing up cash to de-lever the business and fund profitable growth.

•	Adjusted EBITDA Change in Controllable Factors is defined as the change in Adjusted EBITDA in 2011 versus 2010, excluding the impact of volume, mix and foreign exchange. We determine the impact of volume, mix and foreign exchange on Adjusted EBITDA pursuant to policies that we utilize to manage our business and measure our performance throughout the year. The Compensation Committee excluded the impact of volume, mix and foreign exchange in order to focus management on those elements of cost and efficiency that management can most influence in the near term.

•	Increase in 2013 Sales Backlog is defined as net new business for 2013 compared to the status of this metric on January 1, 2011. The Compensation Committee added the Increase in 2013 Sales Backlog measure to encourage NEOs and other employees to focus on profitable organic revenue growth.

The 2011 Tower Bonus Plan established a scale for each performance measure displaying the percent payout relative to a 100% target bonus payout at varying achievement levels. Each scale shows a threshold amount that must be satisfied to earn a payment and the amount necessary to achieve a 100% payout. The maximum payout under the plan is two (2) times the target payout and payout percentages are adjusted ratably between bands of payout percentages. The following scale shows the payouts at various achievement levels:

Adjusted EBITDA		Free Cash Flow		Adjusted EBITDA Change in Controllable Factors		Increase in 2013 Sales Backlog
40%		30%		15%		15%
Achievement ($Mils)	Payout (%)	Achievement ($Mils)	Payout (%)	Achievement ($Mils)	Payout (%)	Achievement ($Mils)	Payout (%)
$190	0%	$(20)	0%	$(15)	0%	$0	0%
$210	100%	$0	100%	$(5)	100%	$100	100%
$230	145%	$20	145%	$10	145%	$200	145%
$240	175%	$30	175%	$15	175%	$250	175%

For 2011, we met the thresholds necessary to pay bonuses under the 2011 Tower Bonus Plan for each metric except Adjusted EBITDA Change in Controllable Factors.

Our Adjusted EBITDA for 2011 was $227.6 million. For 2011 Tower Bonus Plan purposes, however, the Compensation Committee elected to increase that amount by $0.2 million to offset the small negative impact of investing in a new joint venture in China that was not contemplated when the 2011 Adjusted EBITDA target was established. Therefore, the Adjusted EBITDA used for 2011 Tower Bonus Plan calculations was $227.8 million, which was above the $190 million threshold required to generate a payout under this measure.

Our Free Cash Flow for 2011 was negative $19.6 million. For 2011 Tower Bonus Plan purposes, however, the Compensation Committee elected to increase that amount by $34.3 million. Of that amount, $4.9 million was due to acquisition payments that were included in cash flow from operations that were made related to Company’s purchase of W Industries (see Note 17 of the Notes to our 2011 year-end consolidated financial statements as set forth in our Annual Report on Form 10-K for the year ended December 31, 2011 for information about the acquisition). Such acquisition was not contemplated when the 2011 Cash Flow target was established. The second adjustment accounted for $6.9 million which was the cash paid for capital expenditures and other working capital items related to the new joint venture in China that was not contemplated when the 2011 Cash Flow target was established. The final adjustment was $22.5 million received from one of our customers in January 2012. Receipt of such amount was factored into the 2011 Cash Flow target, and the Compensation Committee elected not to penalize bonus plan participants because of a short delay in receiving it. Therefore, the Cash Flow used for 2011 Tower Bonus Plan calculations was $14.7 million, which was above the negative $20 million threshold required to generate a payout under this measure.

Our calculated Adjusted EBITDA Change in Controllable Factors was negative $16.9 million, which was below the negative $15 million threshold required to generate a payout under this measure. Therefore, no payout was generated by this measure under the 2011 Tower Bonus Plan.

Our calculated Increase in 2013 Sales Backlog for 2011 was $121.7 million, which was above the $0 threshold required to generate a payout under this measure.

The Compensation Committee considers each of the adjustments noted above to be appropriate because the bonus plan participants would be otherwise penalized by factors which were outside of the influence of participants or which were not factored into the 2011 targeted results.

Each Named Executive Officer was assigned a target bonus, expressed as a percentage of such participant’s base salary. Mr. Malcolm’s target bonus was 130%. Messrs. Gouin and Rajkovic each had a target bonus of 105%. Mr. Bernard’s effective target bonus was 67.4%. Mr. Bernard’s target bonus was increased from 50% to 60% in March 2011 and from 60% to 80% in August 2011. Dr. Meleghy had a target bonus of 80%.

By applying the results for each measure to the 2011 Tower Bonus Plan table shown above, we calculated a final payout of 110.5% of the targeted bonus for each of the NEOs. We calculated Mr. Malcolm’s 2011 Tower Bonus Plan payment as follows: the payout percentage of 110.5% multiplied by (ii) Mr. Malcolm’s individual bonus target percentage of base salary (130%) multiplied by (iii) Mr. Malcolm’s base salary of $840,000, resulting in a $1,206,660 overall bonus award. We calculated the 2011 Tower Bonus Plan payouts for the other NEOs in the same manner.

2012 Tower Bonus Plan

In February, 2012, the Compensation Committee approved the 2012 Tower Bonus Plan. The 2012 plan has been structured in a manner similar to the 2011 Tower Bonus Plan. The Compensation Committee established the level of performance necessary for the NEOs to earn their targeted payouts and assigned each Named Executive Officer a target percentage of base salary.

For 2012, the Compensation Committee designated (1) “Adjusted EBITDA”, (2) “Free Cash Flow”, (3) “Adjusted EBITDA Change in Controllable Factors” (which excludes the impact of volume, mix and foreign exchange) and (4) “Increase in 2014 Sales Backlog” as the four financial measures used to determine payouts. All four measures are similar to the ones used under the 2011 Tower Bonus Plan. Adjusted EBITDA performance will account for 40% of the total award, Cash Flow performance will account for 30% of the total award, Adjusted EBITDA Improvement in Controllable Factors will account for 15% of the total award, and Increase in 2014 Sales Backlog will account for 15% of the total award.

Equity-Based Long Term Incentive Awards – 2010 Equity Incentive Plan

We believe providing our NEOs with equity interests in our Company motivates them to make decisions that will build the long-term value of our Company and aligns their interests with those of our stockholders.

During 2010, our Board adopted our 2010 Equity Incentive Plan—pursuant to which a total of 4,600,000 shares of our common stock are authorized for issuance in the form of stock options, restricted stock awards and other equity-based awards. During 2011, we granted restricted stock units to each of our NEOs, and we granted stock options to Mr. Bernard, under the 2010 Equity Incentive Plan.

Grants of Restricted Stock Units (RSUs) During 2011

On March 3, 2011 the Compensation Committee granted the following RSUs pursuant to our 2010 Equity Incentive Plan:

•	for our NEOs: Mr. Malcolm, 22,703 RSUs; Mr. Gouin, 6,385 RSUs; Mr. Rajkovic, 10,405 shares; and Dr. Meleghy, 6,385 RSUs; and

•	for other executive officers as a group: 15,135 RSUs.

On March 10, 2011 the Compensation Committee granted 2,748 RSUs to Mr. Bernard pursuant to our 2010 Equity Incentive Plan.

The RSUs granted on March 3, 2011 and March 10, 2011 will vest ratably on March 1, 2012, March 1, 2013 and March 1, 2014.

On August 15, 2011 the Board of Directors of the Company granted 2,988 RSUs to Mr. Bernard due to his promotion to President, Americas. These RSUs vest ratably on August 15, 2012, August 15, 2013 and August 15, 2014.

On December 20, 2011 the Board of Directors of the Company granted 295,858 RSUs to Mr. Malcolm, and 98,619 RSUs to each of Messrs. Gouin and Rajkovic. These RSUs cliff vest on December 31, 2014. The Board of Directors of the Company granted these RSUs upon each agreeing to extend his employment agreement through December 31, 2014.

All RSUs described above will vest on the vesting dates described above if the executive is employed by us on such vesting date. Such RSUs will also vest in full upon the occurrence of a change in control of our Company, or in the event the executive’s employment terminates due to death or disability, as defined in our 2010 Equity Incentive Plan. In the case of the RSUs granted on December 20, 2011, vesting will also occur on December 31, 2014 if the executive’s employment is not terminated due to voluntary resignation or Cause, with Cause defined in each executive’s employment agreement described below.

Grants of Stock Options During 2011

On March 10, 2011 the Compensation Committee granted stock options covering 5,542 shares of our common stock to Mr. Bernard due to his expanded role as Senior Vice President, Sales and Business Development. These options will vest ratably on March 1, 2012, March 1, 2013 and March 1, 2014. These options have an exercise price of $16.65.

On August 15, 2011 the Compensation Committee granted stock options covering 12,676 shares of our common stock to Mr. Bernard due to his promotion to President, Americas. These options will vest ratably on August 15, 2012, August 15, 2013 and August 15, 2014. These options have an exercise price of $14.81.

All stock options described above will vest on the vesting dates described above if the executive is employed by us on such vesting date. Such options will also vest in full upon the occurrence of a change in control of our Company, or in the event the executive’s employment terminates due to death or disability, as defined in our 2010 Equity Incentive Plan.

Equity-Based Long Term Incentive Awards – Management Incentive Plan

In 2007, Tower Automotive Management, LLC, or Tower Management LLC, an affiliate of our Company, adopted the 2007 Management Incentive Plan, which we refer to as the MIP. In 2008, Tower Management, LLC sold units of its non-voting membership interests, which we refer to as the Management MIP Units, to eight of our executive officers, including each of the NEOs (except Mr. Bernard who was not an executive officer at the time), and to certain of our board members and consultants.

In 2008, Tower Management, LLC, in turn, purchased an equal number of equity interests in our Company. In connection with our conversion in 2010 from a limited liability company to a corporation, our Corporate Conversion, these units became equity interests in Tower International Holdings, LLC, our principal stockholder. We refer to these units as MIP Units. Tower International Holdings, LLC has the same capital structure as we had prior to the consummation of the Corporate Conversion. Tower Management, LLC has no assets other than the MIP Units. Accordingly, the Management MIP Units held by executive officers and certain of our board members and consultants represent indirect ownership interests in the MIP Units.

The MIP is designed to align the interests of Management MIP Unit holders with those of our stockholders by providing such holders with an indirect ownership interest in us.

The Management MIP Units sold to executive officers became vested ratably over four years. All such Management MIP Units are now 100% vested.

Holders of Management MIP Units will not be entitled to any distributions from Tower International Holdings, LLC until Cerberus receives distributions from Tower International Holdings, LLC of $205.9 million (which is referred to as the “Reference Amount”) plus a ten percent return on unpaid distributions, such return running from July 31, 2010 with respect to $180.9 million of such Reference Amount and from August 24, 2010 with respect to the balance. At the time of the Corporate Conversion, a total of 8,500 capital units of Tower International Holdings, LLC were owned by Cerberus and a total of 1,500 capital units of Tower International Holdings, LLC were owned by Tower Management, LLC. See “Outstanding Equity Awards at Fiscal Year-End Tables” below for additional information regarding the Management MIP Units.

Defined Contribution Plan Retirement Benefits

We maintain a 401(k) Plan, a qualified defined contribution plan, and the NEOs other than Dr. Meleghy are eligible to participate in this plan. We match 100% of the first 1% of each participant’s compensation that is contributed to the plan and 50% of the next 5% of such participant’s compensation that is contributed to the plan.

Employment Agreements and Severance Benefits

We have entered into employment agreements with each of the NEOs, except Mr. Bernard. The employment agreements provide for the payment of severance benefits to the NEOs under specified circumstances. In entering into these agreements, we considered the benefit of receiving confidentiality, non-competition, non-solicitation and non-disparagement protections. The amount and type of benefits under the employment agreements are described below under “—Potential Payments Upon Termination—Severance—Employment Agreements.”

Perquisites and Other Benefits

Messrs. Malcolm, Gouin, Rajkovic and Bernard each receive non-accountable cash perquisites in the annual gross amount of $25,000. Because Mr. Bernard began receiving this higher amount upon being promoted to President, Americas in August, 2011, he actually received $16,909 during 2011. We consider such amounts to be market competitive and part of the compensation package we believe is necessary to attract key talent. There are no restrictions on how each Named Executive Officer may use such cash perquisites.

The NEOs participate in our other benefit plans on the same terms as other employees. These plans include medical and dental insurance and life insurance.

Stock Ownership Guidelines

There are currently no equity ownership requirements or guidelines that any of our NEOs or other employees must meet or maintain.

Policy Regarding Restatements

For 2011, we did not have a formal policy requiring a fixed course of action with respect to compensation adjustments following a restatement of financial results. If we were to consider a restatement of our financial statements for years through 2011, our Board or the Compensation Committee would evaluate whether future compensation adjustments were appropriate based upon the facts and circumstances surrounding the restatement.

The Compensation Committee will take appropriate action to comply with “clawback” regulations promulgated by the SEC pursuant to the Dodd-Frank Act in the event that we restate our financial statements due to material noncompliance with any financial reporting requirement under applicable securities laws.

Stockholder Advisory Vote to Approve Executive Compensation

Consistent with our proposal at the 2011 Annual Meeting of stockholders that was approved in an advisory vote by 94.82% of the votes cast by our stockholders, our proxy materials will include on an annual basis a non-binding resolution seeking stockholder approval of the compensation paid to our NEOs (a say-on-pay vote). The first say-on-pay vote occurred at the 2011 Annual Meeting of stockholders. With 97% of the votes cast by our stockholders approving the compensation paid to our NEOs, the Compensation Committee did not consider changing our compensation policies for 2011.

Internal Revenue Code Section 162(m)

Section 162(m) of the Internal Revenue Code generally disallows a tax deduction for compensation in excess of $1 million per year paid by a publicly held corporation to its chief executive officer, chief financial officer and to each of its three other most highly compensated executive officers, unless the compensation qualifies as “performance-based” or is otherwise exempt from Section 162(m). Under a transition rule, for a limited period of time after a company becomes publicly held, the deduction limits do not apply to any compensation paid pursuant to a compensation plan or agreement that existed during the period in which the corporation was not publicly held. The Compensation Committee will consider the potential impact of Section 162(m) on compensation decisions, and intends to maintain flexibility to approve compensation for an executive officer that does not meet the deductibility requirements of Section 162(m) in order to provide competitive compensation packages.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the foregoing Compensation Discussion and Analysis with management. Based on its review and discussion with management, the Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Proxy Statement, and in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

By the Compensation Committee,

Dev Kapadia, Chairman

Nicholas Chabraja

Dennis Donovan

 Compensation Tables

2011 Summary Compensation Table

The following table summarizes the compensation of (1) our Chief Executive Officer, (2) our Chief Financial Officer, and (3) each of our three other most highly compensated executive officers for services rendered in fiscal 2011 who were serving as executive officers on December 31, 2011, which we refer to as our Named Executive Officers or NEOs.

							Non-Equity
					Stock	Option	Incentive Plan		All Other
Name and Principal Position	Year	Salary		Bonus	Awards (1)	Awards (2)	Compensation (3)		Compensation		Total
Mark Malcolm	2011	$840,000		$-	$3,378,005	$-	$1,206,660		$36,787	(4)	$5,461,452
President and Chief Executive	2010	$816,667		$-	$6,608,056	$716,623	$2,964,850	(5)	$37,538	(4)	$11,143,734
Officer	2009	$653,333	(6)	$-	$-	$-	$552,718		$34,835	(4)	$1,240,886

James Gouin	2011	$472,500		$-	$1,106,307	$-	$548,218		$35,435	(4)	$2,162,460
Executive Vice President and	2010	$459,375		$-	$3,083,769	$201,551	$1,548,986	(7)	$35,391	(4)	$5,329,072
Chief Financial Officer	2009	$408,750	(8)	$-	$-	$-	$281,565		$34,230	(4)	$724,545

Michael Rajkovic	2011	$577,500		$-	$1,173,240	$-	$670,044		$34,458	(4)	$2,455,242
Executive Vice President and	2010	$561,458		$-	$4,405,375	$328,457	$2,020,983	(9)	$26,831	(4)	$7,343,104
Chief Operating Officer	2009	$499,584	(8)	$-	$-	$-	$344,135		$27,062	(4)	$870,781

James Bernard	2011	$337,182		$-	$90,006	$154,003	$ 363,446	(10)	$27,647	(11)	$972,284
President, Americas

Gyula Meleghy	(12) 2011	$435,456		$-	$106,310	$-	$384,943		$41,029	(13)	$967,738
President, International Operations(8)	(14) 2010	$431,200		$-	$1,762,150	$201,551	$1,119,949	(15)	$40,752	(16)	$3,555,602
	(17) 2009	$418,560	(8)	$-	$-	$-	$216,242		$319,967	(18)	$954,769

(1)	Represents the aggregate grant date fair value of stock awards. The assumptions used by us in making these calculations are described in Note 14 of the Notes to our 2011 year-end consolidated financial statements as set forth in our Annual Report on Form 10-K for the year ended December 31, 2011.

(2)	Represents the dollar amount recognized by us for financial statement purposes as the aggregate grant date fair value of stock options. The assumptions used by us in making these calculations are described in the above-mentioned Note 14.

(3)	Amounts earned pursuant to the Tower Bonus Plan and, in 2010, amounts earned pursuant to our Special Incentive Program ("SIP"), and in 2011, the amount earned by Mr. Bernard pursuant to our Supplemental Value Creation Plan ("SVCP"). For 2010, our Compensation Committee established the SIP which provided an aggregate bonus pool of $5.5 million which was designed to reward the performance of NEOs and other senior executives in achieving certain operating objectives, including the retirement of certain specified debt. The SVCP was created for similar purposes for other management executives.

(4)	Represents non-accountable cash perquisites of $25,000, income associated with certain benefits and company paid benefits (company paid benefits inlcude company matching contributions to our 401(k) plan that were not included in the summary compensation table in our 2011 Proxy Statement.

(5)	Represents $1,750,000 earned pursuant to the SIP and $1,214,850 earned pursuant to the 2010 Tower Bonus Plan.

(6)	For 2009, reflects a 20% voluntary reduction in annual base salary from February through December 2009.

(7)	Represents $1,000,000 earned pursuant to the SIP and $548,986 earned pursuant to the 2010 Tower Bonus Plan.

(8)	For 2009, reflects a 10% voluntary reduction in annual base salary from February through December 2009.

(9)	Represents $1,350,000 earned pursuant to the SIP and $670,983 earned pursuant to the 2010 Tower Bonus Plan.

(10)	Represents $112,500 earned pursuant to the SVCP and $250,946 earned pursuant to the 2011 Tower Bonus Plan.

(11)	Represents non-accountable cash perquisites of $16,909, income associated with certain benefits and company paid benefits.

(12)	For 2011, amounts for Dr. Meleghy were converted from Euros to U.S. dollars using an exchange rate of €1.00 to $1.296.

(13)	Represents the cost of a company vehicle of $19,820, a company paid private healthcare subsidy of $14,572, cell phone costs of $6,404 and other company paid benefits.

(14)	For 2010, amounts for Dr. Meleghy were converted from Euros to U.S. dollars using an exchange rate of €1.00 to $1.32.

(15)	Represents $730,760 earned pursuant to the SIP and $389,189 earned pursuant to the 2010 Tower Bonus Plan.

(16)	Represents the cost of a company vehicle of $19,710, a company paid private healthcare subsidy of $14,625, cell phone costs of $6,179 and other company paid benefits.

(17)	For 2009, amounts for Dr. Meleghy were converted from Euros to U.S. dollars using the exchange rate of €1.00 to $1.44 and from Yen to U.S. dollars using the exchange rate of ¥92.43 to $1.00.

(18)	Represents the cost of a company vehicle of $19,039, cell phone costs of $14,674, a non-accountable cash perquisite of $10,800 and company paid insurance payments of $15,846. Also, includes allowances pursuant to Dr. Meleghy’s expatriate assignment which includes $48,600 as a goods and services allowance, $9,806 as a car and driver allowance, $77,825 as a housing allowance, $3,253 as a utilities allowance, $6,395 as a home leave allowance, $1,921 as a furniture allowance, $1,812 as a club membership allowance, and $109,996 in tax gross-ups.

Grants of Plan-Based Awards

The following sets forth certain information with respect to grants of plan-based awards for the year ended December 31, 2011 made to our NEOs.

Name	Grant Date	Estimated Future Payouts Under Non- Equity Incentive Plan Awards [1]			All Other Stock Awards: Number of Shares of Stock or Units [2]	All Other Option Awards: Number of Securities Underlying Options [3]	Exercise or Base Price of Option Awards	Grant Date Fair Value of Stock and Option Awards [4,5]
		Threshold	Target	Maximum	(#)	(#)	($/Sh)
Mark Malcolm	1/1/2011	$0	$1,092,000	$2,184,000
	3/3/2011				22,703			$378,005
	12/20/2011				295,858			$3,000,000
James Gouin	1/1/2011	$0	$496,125	$992,250
	3/3/2011				6,385			$106,310
	12/20/2011				98,619			$999,997
Michael Rajkovic	1/1/2011	$0	$606,375	$1,212,750
	3/3/2011				10,405			$173,243
	12/20/2011				98,619			$999,997
James Bernard	1/1/2011	$0	$227,100	$454,200
	3/10/2011					5,542	$16.65	$50,751
	3/10/2011				2,748			$45,754
	8/15/2011					12,676	$14.81	$103,252
	8/15/2011				2,988			$44,252
Gyula Meleghy	1/1/2011	$0	$348,365	$696,730
	3/3/2011				6,385			$106,310

(1)	These amounts relate to the 2011 Tower Bonus Plan described above. For the actual amounts earned in 2011, see the Non-Equity Incentive Plan Compensation column in the Summary Compensation Table.

(2)	Awards reflect the number of RSUs granted to the Named Executive Officers. The RSUs granted on 3/3/11 and 8/15/11 vest ratably over three years. The RSUs granted on 12/20/11 cliff vest on 12/31/14.

(3)	Awards reflect the number of shares of common stock covered by the stock options granted to the Named Executive Officers. The options vest ratably over three years.

(4)	Grant date fair value of stock options is the value per share, multiplied by a modified Black Scholes valuation of 55%, multiplied by the number of shares of common stock covered by the stock options granted to the Named Executive Officers (value per share was $16.65 for the 3/10/11 grant, and $14.81 for the 8/15/11 grant).

(5)	Grant date fair value of RSUs is the value per share, multiplied by the number of RSUs awarded (value per share was $16.65 for the 3/10/11 grant, $14.81 for the 8/15/11 grant and $10.14 for the 12/20/11 grant).

The stock options and RSUs granted during 2011 were granted pursuant to our 2010 Equity Incentive Plan. That plan authorizes the grant of the following types of awards: nonqualified stock options, or NSOs, incentive stock options, or ISOs, stock appreciation rights, or SARs, restricted stock, restricted stock units, or RSUs, performance shares, performance units, other cash-based awards and other stock-based awards. Awards may be granted to employees, officers, non-employee board members, consultants and other service providers of our Company and its affiliates. However, ISOs may be granted only to employees.

We have authorized a total of 4,600,000 shares of common stock for issuance pursuant to all awards granted under the 2010 Equity Incentive Plan. The number of shares issued or reserved pursuant to the 2010 Equity Incentive Plan (or pursuant to outstanding awards) is subject to adjustment as a result of mergers, consolidations, reorganizations, stock splits, stock dividends and other changes in our common stock. Shares subject to awards that have been terminated, expired unexercised, forfeited or settled in cash do not count as shares issued under the 2010 Equity Incentive Plan. No person may receive awards of stock options or SARs during any calendar year for more than 500,000 shares of our common stock.

Vesting of awards granted under the 2010 Equity Incentive Plan may be subject to the satisfaction of one or more performance goals established by the Compensation Committee. The performance goals may vary from participant to participant, group to group, and period to period. Performance goals may be weighted for different factors and measures. The Compensation Committee will certify the degree of attainment of performance goals after the end of each year.

The Compensation Committee may, at the time of the grant of an award, provide for the effect of a change in control (as defined in the 2010 Equity Incentive Plan) on any award, including (i) accelerating or extending the time periods for exercising, vesting in, or realizing gain from any award, (ii) eliminating or modifying the performance or other conditions of an award, or (iii) providing for the cash settlement of an award for an equivalent cash value, as determined by the Compensation Committee. The Compensation Committee may, in its discretion and without the need for the consent of any recipient of an award, also take one or more of the following actions contingent upon the occurrence of a change in control: (a) cause any or all outstanding options and SARs to become immediately exercisable, in whole or in part; (b) cause any other awards to become non-forfeitable, in whole or in part; (c) cancel any option or SAR in exchange for a substitute option; (d) cancel any award of restricted stock, RSUs, performance shares or performance units in exchange for a similar award of the capital stock of any successor corporation; (e) redeem any restricted stock, RSU, performance share or performance unit for cash and/or other substitute consideration with a value equal to the fair market value of an unrestricted share of our common stock on the date of the change in control; (f) cancel any option or SAR in exchange for cash and/or other substitute consideration based on the value of our common stock on the date of the change in control, and cancel any option or SAR without any payment if its exercise price exceeds the value of our common stock on the date of the change in control; or (g) make such other modifications, adjustments or amendments to outstanding awards as the Compensation Committee deems necessary or appropriate. The grant agreements for the RSUs and stock options granted in connection with our IPO provide for accelerated vesting upon a change in control. The Compensation Committee currently anticipates that grants of stock options, RSUs, restricted stock and other equity-based awards in the future will contain similar accelerated vesting provisions.

Outstanding Equity Awards at Fiscal Year-End Tables

The following 2011 Outstanding Equity Awards at Fiscal Year-End table summarizes our NEOs’ outstanding equity awards under the 2010 Equity Incentive Plan at December 31, 2011.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
		OPTION AWARDS
Name	Grant Date	Number of Securities Underlying Unexercised Options [1]	Number of Securities Underlying Unexercised Options [1]	Option Exercise Price [1]	Option Expiration Date [1]
		(#)	(#)	($)
		Exercisable	Unexercisable

Mark Malcolm	10/14/2010 [4]	0	100,227	$13.00	10/14/2020
James Gouin	10/14/2010 [4]	0	28,189	$13.00	10/14/2020
Michael Rajkovic	10/14/2010 [4]	0	45,938	$13.00	10/14/2020
James Bernard	10/14/2010 [4]	0	6,364	$13.00	10/14/2020
	3/10/2011 [4]	0	5,542	$16.65	3/3/2021
	8/15/2011 [7]	0	12,676	$14.81	8/15/2021
Gyula Meleghy	10/14/2010 [4]	0	28,189	$13.00	10/14/2020

		STOCK AWARDS
Name	Grant Date	Number of Shares or Units of Stock That Have Not Vested [2]	Market Value of Shares or Units of Stock That Have Not Vested [2,3]
		(#)	($)
Mark Malcolm	10/15/2010 [5]	254,156	$2,729,635
	3/3/2011 [4]	22,703	$243,830
	12/20/2011 [6]	295,858	$3,177,515
James Gouin	10/15/2010 [5]	118,606	$1,273,828
	3/3/2011 [4]	6,385	$68,575
	12/20/2011 [6]	98,619	$1,059,168
Michael Rajkovic	10/15/2010 [5]	169,437	$1,819,753
	3/3/2011 [4]	10,405	$111,750
	12/20/2011 [6]	98,619	$1,059,168
James Bernard	3/10/2011 [4]	2,748	$29,514
	8/15/2011 [7]	2,988	$32,091
Gyula Meleghy	10/15/2010 [5]	67,775	$727,904
	3/3/2011 [4]	6,385	$68,575

(1)	Refers to stock options.

(2)	Refers to RSUs.

(3)	Market Value is the number of RSUs multiplied by $10.74 (the closing sales price of our common stock on the New York Stock Exchange on December 30, 2011).

(4)	These options and RSUs vest ratably on March 1, 2012, March 1, 2013 and March 1, 2014.

(5)	These RSUs vest on April 20, 2012.

(6)	These RSUs vest on December 31, 2014.

(7)	These options and RSUs vest ratably on August 15, 2012, August 15, 2013 and August 15, 2014.

Equity Exercises and Vesting During 2011 Tables

No stock options were exercised by any of the NEOs during 2011.

The table below shows the number of RSUs acquired on vesting in 2011 and the value realized by the NEOs.

	Number of
	RSUs	Value
	Acquired on	Realized on
	Vesting in	Vesting in
	2011	2011 [1]
Mark Malcolm	254,156	$4,340,984
James Gouin	118,607	$2,025,808
Michael Rajkovic	169,438	$2,894,001
James Bernard	0	$-
Gyula Meleghy	67,775	$1,157,597

(1)	The fair market value of these RSUs at vesting is determined by multiplying the number of vested shares by $17.08 (the FMV of the shares at vesting).
74

The table below shows the Management MIP Units held by the NEOs that vested in 2011 as well as the total number of vested Management MIP Units held by the NEOs.

	MIP Unit Awards
	Number of
	Management
	MIP Units	Value	Total Vested
	Acquired on	Realized on	Management	Market Value of
	Vesting in	Vesting in	MIP	Management MIP Units
Name	2011	2011 [1]	Units [2]	That Have Vested [3]
Mark Malcolm	75	—	300	$-
James Gouin	25	—	100	$-
Michael Rajkovic	43.75	—	175	$-
James Bernard	0	—	0	$-
Gyula Meleghy	25	—	100	$-

(1)	There is no value realized upon vesting.

(2)	Represents all vested Management MIP Units held by the Named Executive Officer as of December 31, 2011.

(3)	Market Value is the number of MIP Units that are vested at 12/31/2011 multiplied by $0. That amount is determined by multiplying $10.74 (representing the closing sales price of our common stock on the New York Stock Exchange on December 30, 2011) by 12,467,866 (representing the number of shares of our common stock owned by Tower International Holdings, LLC) and comparing that result ($133,904,881) to the Reference Amount plus a ten percent return on unpaid distributions (see “—Management Incentive Plan” discussion above) of $235,796,000 at December 31, 2011. Since the value of the common stock owned by Tower International Holdings, LLC is less than the value of the Reference Amount as of December 31, 2011, the MIP units have a market value of $0.

Potential Payments Upon Termination

Severance—Employment Agreements

We have employment agreements with each of Messrs. Malcolm (dated August 1, 2007, as amended), Gouin (dated November 1, 2007, as amended) and Rajkovic (dated August 16, 2007, as amended) and Dr. Meleghy (dated February 15, 2000). Each of the employment agreements was approved and authorized by the Compensation Committee or our board (other than Dr. Meleghy’s agreement, which was assumed by the Predecessor). Our employment agreements with Messrs. Malcolm, Gouin and Rajkovic have been extended such that their terms will continue until December 31, 2014 with each agreement being extendable for successive one-year periods or, if the executive agrees, two-year or three-year periods. The current term of Dr. Meleghy’s employment agreement expires on December 31, 2012. Dr. Meleghy’s employment agreement is automatically renewable for periods of 12 months on each January 1 unless either he or we provide the other with notice of non-renewal at least six months before the term would renew. Mr. Bernard does not have an employment agreement specifying a term of employment.

Each agreement provides for a minimum annual base salary ($840,000 for Mr. Malcolm, $472,500 for Mr. Gouin, $577,500 for Mr. Rajkovic, and €336,000 for Dr. Meleghy), and the agreements for Messrs. Malcolm, Rajkovic and Gouin provide that the executive’s base salary may be increased from time to time at our discretion. Each of the agreements also provide for eligibility for annual incentive compensation, currently at the target level of 130% of base salary for Mr. Malcolm, 105% of base salary for Messrs. Gouin and Rajkovic and 80% of base salary for Dr. Meleghy.

If Messrs. Malcolm’s, Gouin’s or Rajkovic’s employment is terminated by us for “cause”, or in the case of Messrs. Malcolm and Gouin by the executive without “good reason,” as these terms are defined in their respective employment agreements, the executive will be entitled to receive the following benefits, which we refer to as the accrued benefits:

•	the amount of any base salary earned and due but not paid through the date of termination;

•	the amount of any annual bonus relating to the calendar year prior to the year of termination that was earned on the applicable bonus approval date but unpaid; and

•	any reimbursable expenses that have not been reimbursed.

If Mr. Malcolm’s, Mr. Gouin’s or Mr. Rajkovic’s employment is terminated due to his death or disability, if we terminate any such executive’s employment without “cause,” if he terminates his employment for “good reason” (other than in the case of Mr. Rajkovic) or if his employment agreement terminates because we do not elect to extend the term of the agreement, he will receive the following benefits:

•	the accrued benefits;

•	an aggregate amount equal to (i) in the case of Mr. Malcolm, two times his annualized base salary in effect as of the effective date of termination payable in 12 equal monthly installments, and (ii) in the case of Messrs. Gouin and Rajkovic, one times his annualized base salary in effect as of the effective date of termination payable in 12 equal monthly installments;

•	a pro-rated portion (based on the number of days in the calendar year up to and including the date of termination) of the annual bonus relating to the calendar year of termination based on the actual awards for the plan year of termination (or a reasonable good faith determination of the expected amount of the actual awards if the actual awards are not determinable by March 15 of the calendar year following the calendar year of termination); and

•	COBRA premiums will be waived to the extent the cost of coverage exceeds the cost we charge for active employees for similar coverage, until the first to occur of (i) the first twelve months of COBRA coverage or (ii) the date the executive is covered under another group health plan.

If Mr. Bernard’s or Dr. Meleghy’s employment is terminated involuntarily and without cause, the executive will be entitled to receive, pursuant to our executive severance policy, an aggregate amount equal to one times his annualized base salary as of the effective date of termination. In Mr. Bernard’s case, COBRA premiums will be waived to the extent the cost of coverage exceeds the cost we charge for active employees for similar coverage, until the first to occur of (i) the first twelve months of COBRA coverage, or (ii) the date the executive is covered under another group health plan. Each such executive will also receive any other payments due to him according to the Company’s policies at the time of termination. Dr. Meleghy may be entitled to additional benefits under German law.

The following tables set forth the benefits potentially payable to each Named Executive Officer in the event of a termination of such person’s employment, assuming that such events occurred as of December 31, 2011:

Mark Malcolm	Severance Amounts(1)		Benefits Continuation		Vested RSUs		Total
Termination by us for any reason (other than by us for cause) or because we do not extend the term of Mr. Malcolm’s employment agreement	$1,680,000	(2)	—	(3)	$5,907,150	(4)	$7,587,150
Termination by Mr. Malcolm for good reason	$1,680,000	(2)	—	(3)	—		$1,680,000
Termination by us for cause	—		—		—		—
Termination by Mr. Malcolm without good reason	—		—		—		—

(1)	In the event of any termination either by us or by the executive, the executive is entitled to the accrued benefits as described under “Severance—Employment Agreements”. In the event Mr. Malcolm’s employment is terminated by us other than for cause, the RSUs granted on October 15, 2010 and December 20, 2011 will vest assuming his employment continued until the date of vesting.

(2)	Aggregate amount represents two times Mr. Malcolm’s annualized rate of base salary as of the effective date of termination in accordance with the terms of his employment agreement. Aggregate amount does not include a pro-rated portion of the 2012 annual bonus Mr. Malcolm would be entitled to receive in the event of such a termination during 2012, as more fully described above.

(3)	Pursuant to Mr. Malcolm’s employment agreement, COBRA premiums will be waived to the extent the cost exceeds the cost we charge for active employees for similar coverage for 12 months. Mr. Malcolm has waived health coverage.

(4)	Represents the value of RSUs that vest after termination, based on the number of unvested RSUs granted on October 15, 2010 of 254,156 and granted on December 20, 2011 of 295,858 multiplied by the closing sale price of our common stock on the New York Stock Exchange on December 30, 2011 ($10.74).

James Gouin	Severance Amounts(1)		Benefits Continuation		Vested RSUs		Total
Termination by us for any reason (other than by us for cause) or because we do not extend the term of Mr. Gouin’s employment agreement	$472,500	(2)	$11,866	(3)	$2,332,996	(4)	$2,817,362
Termination by Mr. Gouin for good reason	$472,500	(2)	$11,866	(3)	—		$484,366
Termination by us for cause	—		—		—		—
Termination by Mr. Gouin without good reason	—		—		—		—

(1)	In the event of termination either by us or by the executive, the executive is entitled to the accrued benefits as described under “Severance—Employment Agreements”. In the event Mr. Gouin’s employment is terminated by us other than for cause, the RSUs granted on October 15, 2010 and December 20, 2011 will vest assuming his employment continued until the date of vesting.
(2)	Aggregate amount represents one times Mr. Gouin’s annualized rate of base salary as of the effective date of termination in accordance with the terms of his employment agreement. Aggregate amount does not include a pro-rated portion of the 2012 annual bonus Mr. Gouin would be entitled to receive in the event of such a termination during 2012, as more fully described above.
(3)	Pursuant to Mr. Gouin’s employment agreement, COBRA premiums will be waived to the extent the cost exceeds the cost we charge for active employees for similar coverage for 12 months.
(4)	Represents the value of RSUs that vest after termination, based on the number of unvested RSUs granted on October 15, 2010 of 118,606 and granted on December 20, 2011 of 98,619 multiplied by the closing sale price of our common stock on the New York Stock Exchange on December 30, 2011 ($10.74).

	Severance		Benefits		Vested
Michael Rajkovic	Amounts(1)		Continuation		RSUs		Total
Termination by us for any reason (other than by us for cause) or because we do not extend the term of Mr. Rajkovic’s employment agreement	$577,500	(2)	$11,911	(3)	$2,878,921	(4)	$3,468,332

Termination by us for cause or resignation by Mr. Rajkovic	—		—		—		—

(1)	In the event of termination either by us or by the executive, the executive is entitled to the accrued benefits as described under “Severance—Employment Agreements”. In the event that Mr. Rajkovic’s employment is terminated by us other than for cause, the RSUs granted on October 15, 2010 and December 20, 2011 will vest assuming his employment continued until the date of vesting.
(2)	Aggregate amount represents one times Mr. Rajkovic’s annualized rate of base salary as of the effective date of termination in accordance with the terms of his employment agreement. Aggregate amount does not include a pro-rated portion of the 2012 annual bonus Mr. Rajkovic would be entitled to receive in the event of such a termination during 2012, as more fully described above.
(3)	Pursuant to Mr. Rajkovic’s employment agreement, COBRA premiums will be waived to the extent the cost exceeds the cost we charge for active employees for similar coverage for 12 months.
(4)	Represents the value of RSUs that vest after termination, based on the number of unvested RSUs granted on October 15, 2010 of 169,437 and granted on December 20, 2011 of 98,619 multiplied by the closing sale price of our common stock on the New York Stock Exchange on December 30, 2011 ($10.74).

					Supplemental
James Bernard	Severance Amounts		Benefits Continuation		Value Creation Plan		Total
Termination by us for any reason (other than by us for cause)	$400,000	(1)	$11,866	(2)	$112,500	(3)	$524,366
Termination by us for cause or by Mr. Bernard	—		—		—		—

(1)	Aggregate amount represents one times Mr. Bernard’s annualized rate of base salary as of the effective date of termination in accordance with the terms of our executive severance policy.
(2)	Pursuant to the terms of our executive severance policy, COBRA premiums will be waived to the extent the cost exceeds the cost we charge for active employees for similar coverage for 12 months.
(3)	Represents a Supplemental Value Creation Plan payment.

Dr. Meleghy	Severance Amounts		Benefits Continuation	Vested RSUs		Total
Termination by us for any reason (other than by us for cause)	$435,456	(1)	—	$727,904	(2)	$1,163,360
Termination by us for cause or by Dr. Meleghy	—		—	—		—

(1)	Aggregate amount equal to one times Dr. Meleghy’s annualized rate of base salary as of the effective date of termination in accordance with the terms of our executive severance policy. The executive’s annual base salary is €336,000. The amount shown in the table represents the executive’s base salary converted from Euros to U.S. dollars using the foreign exchange rate of €1.00 = $1.296. In the event Dr. Meleghy’s employment is terminated by us other than for cause, the RSUs granted on October 15, 2010 will vest assuming his employment continued until the date of vesting.
(2)	Represents the value of RSUs that vest after termination, based on the number of unvested RSUs granted on October 15, 2010 of 67,775 multiplied by the closing sale price of our common stock on the New York Stock Exchange on December 30, 2011 ( $10.74).

Compensation of Board Members

The following table sets forth a summary of our non-employee board members’ compensation for fiscal 2011.

	Fees Earned
	or Paid in
Name	Cash	Total
Nicholas Chabraja	$305,000	$305,000
James Chapman	$160,000	$160,000
Frank English	$153,763	$153,763
Dennis Donovan	$150,000	$150,000
Jonathan Gallen	$150,000	$150,000
Larry Schwentor (1)	$150,000	$150,000
Dev Kapadia	$118,333	$118,333
Chan Galbato	$116,667	$116,667
Scott Wille	$116,667	$116,667
Greg Powell (2)	$56,452	$56,452

(1)	As of December 31, 2011, Mr. Schwentor held 37,177 unvested RSUs and held 37.5 Unvested Management MIP Units through an affiliate entity. Prior to our Corporate Conversion in 2010, and while serving as a member of our Board of Managers at the time, Mr. Schwentor acquired the Management MIP Units See “—Components of Compensation—Equity-Based Long Term Incentive Awards—Management Incentive Plan.”

(2)	Mr. Powell resigned from our Board effective May 17, 2011.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table provides information about our equity compensation plans as of December 31, 2011.

	Number of Securities	Weighted-Average	Number of Securities
	to be Is sued Upon	Exercise Price of	Remaining Available
	Exercise of	Outstanding	for Future Issuance
	Outstanding Options ,	Options, Warrants	Under Equity
Plan Category	Warrants and Rights	and Rights	Compensation Plans
Equity compensation plans approved by security
holders	1,835,464	$12.46	1,882,721
Equity compensation plans not approved by
security holders	N/A	N/A	N/A
Total	1,835,464	$12.46	1,882,721

Security Ownership

The following table sets forth as of April 20, 2012, certain information with respect to the beneficial ownership of our common stock by:

•	each of our Named Executive Officers;

•	each of our directors;

•	all of our directors and executive officers as a group; and

•	each person or group of affiliated persons who is known by us to beneficially own more than 5% of our common stock

The amounts and percentages of common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the SEC’s rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or to direct the voting of such security, or investment power, which includes the power to dispose of or to direct the disposition of such security. In addition, a person who has the right to acquire beneficial ownership of securities within sixty days after a specified date is deemed to be the beneficial owner of those securities as of that date. Unless otherwise indicated below, each beneficial owner named in the table below has sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable.

The number of shares of common stock outstanding used in calculating the percentage for each listed person or entity excludes shares reserved for issuance under RSUs granted pursuant to one of our benefit plans.

Unless otherwise indicated, the address of each beneficial owner is c/o Tower International, Inc., 17672 Laurel Park Drive North, Suite 400E, Livonia, MI 48152.

	Shares Beneficially Owned
Name of Beneficial Owner	Number	Percent
Named Executive Officers and Directors:
Mark Malcolm(1)	357,610	1.8%
James Gouin(2)	145,552	*
Michael Rajkovic(3)	228,995	1.1%
James Bernard(4)	633
Gyula Meleghy(5)	172,468	*
Nicholas Chabraja	2,000	*
James Chapman	—	—
Dennis Donovan	—	—
Frank English	500	*
Chan Galbato	—	—
Jonathan Gallen	—	—
Dev Kapadia	—	—

Larry Schwentor(6)	55,530	*
Scott Wille	—	—
Executive officers and directors as a group (17 persons)(7)	1,033,923	5.3%
5% Stockholders
Stephen Feinberg(8)	13,049,310	66.3%
Ameriprise Financial, Inc. (“AFI”)/Columbia Management Investment Advisers, LLC (“CMIA”)(9)	1,074,091	5.5%
Robeco Investment Management, Inc. (10)	1,259,010	6.4%

The Bank of New York Mellon Corporation and its direct and indirect subsidiaries (11)	929,681	4.7%

*	Less than 1%.
(1)	Excludes 100,227 shares of common stock underlying stock options which we granted in connection with the consummation of the IPO. Also excludes 15,135 shares of common stock underlying RSUs granted on March 3, 2011; 32,280 shares of common stock underlying RSUs granted on March 6, 2012; 146,253 shares of common stock underlying stock options granted on March 6, 2012; 295,858 shares of common stock underlying RSUs granted on December 20, 2011; and the 300 Management MIP Units held by Mr. Malcolm.
(2)	Excludes 28,189 shares of common stock underlying stock options which we granted in connection with the consummation of the IPO. Also excludes 4,256 RSUs granted on March 3, 2011; 9,079 shares of common stock underlying RSUs granted on March 6, 2012; 41,134 shares of common stock underlying stock options granted on March 6, 2012; 98,619 shares of common stock underlying RSUs granted on December 20, 2011; and the 100 Management MIP Units held by Mr. Gouin.
(3)	Excludes 45,938 shares of common stock underlying stock options which we granted in connection with the consummation of the IPO. Also excludes 6,936 RSUs granted on March 3, 2011; 14,795 shares of common stock underlying RSUs granted on March 6, 2012; 67,033 shares of common stock underlying stock options granted on March 6, 2012; 98,619 shares of common stock underlying RSUs granted on December 20, 2011; and the 175 Management MIP Units held by Mr. Rajkovic.
(4)	Excludes 6,364 shares of common stock underlying stock options which we granted in connection with the consummation of the IPO. Also excludes 1,832 shares of common stock underlying RSUs granted on March 10, 2011; 5,542 shares of common stock underlying stock options granted on March 10, 2011; 2,988 shares of common stock underlying RSUs granted on August 15, 2011; 12,676 shares of common stock underlying stock options granted on August 15, 2011; 7,686 shares of common stock underlying RSUs granted on March 6, 2012; and 34,822 shares of common stock underlying stock options granted on March 6, 2012.
(5)	Excludes 28,189 shares of common stock underlying stock options which we granted in connection with the consummation of the IPO. Also excludes 4,256 shares of common stock underlying RSUs granted on March 3, 2011 and the 100 Management MIP Units held by Dr. Meleghy.
(6)	Excludes 150 Management MIP Units held by Mr. Schwentor.
(7)	Excludes 247,535 shares of common stock underlying stock options which we granted in connection with the consummation of the IPO. Also excludes 36,416 shares of common stock underlying RSUs which we granted on March 3, 2011; 1,832 shares of common stock underlying RSUs granted on March 10, 2011; 5,542 shares of common stock underlying stock options which we granted on March 10, 2011; 2,988 shares of common stock underlying RSUs granted on August 15, 2011; 12,676 shares of common stock underlying stock options granted on August 15, 2011; 493,096 shares of common stock underlying RSUs granted on December 20, 2011; 76,281 shares of common stock underlying RSUs which we granted on March 6, 2012; 345,611 shares of common stock underlying stock options we granted on March 6, 2012; and 975 Management MIP Units held by the executive officers and board members.
(8)	Tower International Holdings, LLC owns 13,049,310 shares of our common stock. Pursuant to the limited liability company agreement of Tower International Holdings, LLC, the manager of Tower International Holdings, LLC exercises sole voting and dispositive authority over all of the securities owned by Tower International Holdings, LLC. The manager of Tower International Holdings, LLC is CCM. Stephen Feinberg is the sole shareholder of Craig Court, Inc., the managing member of Craig Court GP, LLC, which is the general partner of CCM. As a result of the foregoing, Mr. Feinberg, through one or more intermediate entities, possesses the sole power to vote and the sole power to direct the disposition of all shares of the Company’s common stock held by Tower International Holdings, LLC. The address for Stephen Feinberg is c/o Cerberus Capital Management, L.P., 299 Park Avenue, New York, NY 10171. Tower International Holdings, LLC is a party to voting agreements with certain executive officers of the Company, a director of the Company and a consultant to the Company, and as a result Mr. Feinberg has the power to direct the voting of certain securities of the Company beneficially owned by such persons.
(9)	Based on information set forth in a Schedule 13G/A filed February 13, 2012. The address of AFI, the parent of CMIA, is 145 Ameriprise Financial Center, Minneapolis, Minnesota 55474. CMIA’s address is 100 Federal Street, Boston, Massachusetts 02110.
(10)	Based on information set forth in a Schedule 13G/A filed February 6, 2012. The stockholder’s address is 909 Third Avenue, New York, New York 10022.
(11)	Based on information set forth in a Schedule 13G/A filed September 9, 2011. The stockholder’s address is One Wall Street, 31st Floor, New York, New York 10286.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

Cerberus does not charge us a quarterly or annual management or sponsor fee. During 2011 we reimbursed COAC, an affiliate of CCM, less than $100,000 for consulting services. If we request COAC, an affiliate of Cerberus, to provide consulting services in the future, we would expect to reimburse COAC for the salaries and benefits of the individuals providing such services on behalf of COAC.

We made pension payments of 200,000 Euro (or $300,000 based on the average exchange rate during 2011) in 2011 to the mother of Gyula Meleghy, our President, International Operations, as required pursuant to the terms of the acquisition by the Predecessor, of Dr. Meleghy & Co. GmbH on January 1, 2000.

In connection with the IPO, Tower entered into a registration rights agreement with the Majority Stockholder. The agreement provides the Majority Stockholder with certain demand and piggyback registration rights, as well as indemnification protection and expense reimbursement in the event that shares of the Majority Stockholder’s common stock are sold pursuant to a registration statement covered by that agreement.

Also in connection with the IPO, the individuals who received RSUs from the Company entered into voting agreements with Cerberus. Those voting agreements enable Cerberus to direct the voting of the shares of Tower common stock that such individuals receive pursuant to the RSU grants and upon exercise of stock option grants. However, such voting agreements do not restrict the transferability of the underlying shares of common stock.

Related Party Transaction Policy

Our Board recognizes that related person transactions, as defined in our related person transaction policy, present a risk of actual or perceived conflicts of interest that could damage the reputation and public trust of our Company. It is our policy that all related party transactions shall be subject to approval or ratification in accordance with our related person transaction policy, which was adopted in connection with the IPO.

The Audit Committee will review this policy annually and will recommend amendments, if any, to the Board for its consideration. In addition, the Board has determined that the Audit Committee shall consider, approve or ratify each related person transaction. The Audit Committee will, in determining whether to approve or ratify a related person transaction, take into account, among other factors it deems appropriate: (i) the benefits to our Company; (ii) the impact on a director’s independence in the event the related person is a director, an immediate family member of a director or an entity in which a director is a partner, stockholder or executive officer; (iii) the availability of other sources for comparable products or services; (iv) the terms of the proposed related person transaction; (v) whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third party; and (vi) the extent of the related person’s interest in the transaction. No member of the Audit Committee will participate in any review, consideration or approval of any related person transaction with respect to which such member or any of his or her immediate family members is the related person.

None of the transactions described above under “Related Party Transactions” were approved pursuant to this policy as the policy was implemented subsequent to the transactions. However, each transaction was approved by Tower’s Board comprised at that time. All future transactions of this nature will be approved pursuant to the Company’s written policy now in effect, as required by the specific terms of the policy.

Director Independence

The Board of Directors has affirmatively determined that each of Nicholas Chabraja, James Chapman, Frank English and Jonathan Gallen is independent as defined in accordance with the listing standards of the New York Stock Exchange (the “NYSE”). To be considered “independent,” a director must be determined by the Board of Directors to have no relevant material relationship with the Company, other than as a director of the Company.

The Majority Stockholder controls a majority of our outstanding common stock. As a result, the Company is a “controlled company” within the meaning of the NYSE corporate governance standards. Under the NYSE rules, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain NYSE corporate governance requirements, including:

•	the requirement that a majority of the Company’s Board consist of independent directors;

•	the requirement that the Company have a nominating/corporate governance committee that is composed entirely of independent directors with a written charter addressing the committee’s purposes and responsibilities;

•	the requirement that the Company have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purposes and responsibilities; and

•	the requirement for an annual performance evaluation of the nominating/corporate governance and compensation committees.

The Company currently utilizes these exemptions, although the Board has adopted written charters for the Board’s Nominating and Corporate Governance Committee and for the Board’s Compensation Committee. The Board also intends to conduct annual performance evaluations of both committees. As a controlled company, the Company does not have a majority of independent directors and does not have a compensation committee or nominating and corporate governance committee consisting entirely of independent directors.

Item 14. Principal Accountant Fees and Services

Pre-Approval Policies and Procedures

The Audit Committee has adopted a written policy for the pre-approval of audit, audit-related and non-audit services to be provided by the Company’s independent registered public accounting firm. In general, the Company’s independent registered public accounting firm cannot be engaged to provide any audit or non-audit services unless the engagement is pre-approved by the Audit Committee in compliance with the Sarbanes-Oxley Act of 2002. Certain basic services may also be pre-approved by the Chairman of the Audit Committee under the policy. However, any service that is not specifically pre-approved under the policy must be specifically pre-approved by the Audit Committee if it is to be provided by the independent registered public accounting firm.

Audit, Audit-Related and Non-Audit Fees

Set forth below are the fees paid by the Company to its independent registered public accounting firm, Deloitte & Touche LLP, for the years indicated, all of which were pre-approved by the Audit Committee or the Board of Directors of the Company (amounts in thousands).

	Year Ended December 31,
Nature of the Fees	2011	2010

Audit fees (includes fees incurred during 2010 for services related to the Company’s Initial Public Offering (“IPO”))	$2,155	$2,678
Audit-related fees	210	140
Tax fees	40	319
All other fees	-	-
Total	$2,405	$3,137

Audit Fees — Consist of fees for professional services rendered for the audit of the Company’s annual consolidated financial statements, the audit of the Company’s internal control over financial reporting and the review of financial statements included in the Company’s Forms 10-Q, or services that are normally provided by the Company’s independent registered public accounting firm in connection with statutory or regulatory filings or engagements for the applicable years. Such services include those associated with reports or other documents filed with the SEC, such as the issuance of consents, filings on Form 8-K, responding to SEC comment letters or other inquiries by regulators related to accounting or disclosure matters, as well as the issuance of comfort letters related to securities offerings, as applicable.

Audit-Related Fees — Consist of fees for services that are reasonably related to the performance of the audit or review of the Company’s financial statements, including fees for the performance of audits and attestation services not required by statute or regulations; audits of the Company’s employee benefit plans; due diligence activities related to mergers, acquisitions and investments; and accounting consultations about the application of generally accepted accounting principles to proposed transactions.

Tax Fees — Consist of fees for tax compliance, tax planning and tax advice. Corporate tax services encompass a variety of permissible services, including: technical tax advice related to U.S. and international tax matters; assistance with foreign income and withholding tax matters; assistance with sales tax, value added tax and equivalent tax related matters in local jurisdictions; preparation of reports to comply with local tax authority transfer pricing documentation requirements; and assistance with tax audits.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)  List of documents filed as part of this Annual Report or incorporated herein by reference:

(1)  Financial Statements:  The following financial statements of the Registrant as set forth under Part II, Item 8 of this report on Form 10-K on the pages indicated:

Page
Audited Financial Statements for the Three Years Ended December 31, 2011:
Reports of Independent Registered Public Accounting Firm	5
Consolidated Balance Sheets as of December 31, 2011 and 2010	7
Consolidated Statements of Operations for the Years Ended December 31, 2011, 2010 and 2009	8
Consolidated Statements of Cash Flows for the Years Ended December 31, 2011, 2010 and 2009	9
Consolidated Statements of Equity/(Deficit), Other Comprehensive Income/(Loss), and Redeemable Preferred Units for the Years Ended December 31, 2011, 2010 and 2009	10
Notes to Consolidated Financial Statements	11

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

All other schedules are omitted because they are inapplicable or not required or the information is included in the Company's consolidated financial statements or the notes thereto.

(3)  Exhibits

2.1	Asset Purchase Agreement, dated as of May 1, 2007, by and among Tower Automotive, Inc., a debtor-in-possession and certain of its subsidiaries, and Tower Automotive, LLC f/k/a TA Acquisition Company, LLC (filed as Exhibit 2.1 to the Registrant's Registration Statement on Form S-1 as originally filed on March 4, 2010 (No. 333-165200) and incorporated herein by reference).
2.2	Form of Contribution Agreement providing for the contribution of equity interests in Tower Automotive, LLC to Tower International Holdings, LLC (filed as Exhibit 2.2 to Amendment No. 3 to the Registrant's Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
3.1	Form of Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to Amendment No. 4 to the Registrant's Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
3.2	Form of By-Laws of the Registrant (filed as Exhibit 3.2 to Amendment No. 8 to the Registrant's Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
4.1	See Exhibits 3.1 and 3.2 for provisions of the Certificate of Incorporation and Bylaws of the Registrant defining the rights of holders of common stock of the Registrant.
4.2	Specimen stock certificate (filed as Exhibit 4.2 to Amendment No. 3 to the Registrant's Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
4.3	Form of Registration Rights Agreement between the Registrant. and Tower International Holdings, LLC (filed as Exhibit 4.3 to Amendment No. 3 to the Registrant's Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
4.4	Indenture, dated as of August 24, 2010, among Tower Automotive Holdings USA, LLC and TA Holdings Finance, Inc., as issuers, the guarantors party thereto and Wilmington Trust FSB, as trustee and collateral agent (filed as Exhibit 4.4 to Amendment No. 6 to the Registrant's Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.1	Revolving Credit and Guaranty Agreement, dated as of July 31, 2007, by and among Tower Automotive Holdings USA, LLC, the Guarantors named therein, the Lenders named therein and JPMorgan Chase Bank, N.A., as Administrative Agent (filed as Exhibit 10.1 to the Registrant's Registration Statement on Form S-1 as originally filed on March 4, 2010 (No. 333-165200) and incorporated herein by reference).
10.2	Amendment No. 1 to Revolving Credit and Guaranty Agreement, dated May 5, 2008, by and among Tower Automotive Holdings USA, LLC, the Guarantors from time to time party thereto, the Lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (filed as Exhibit 10.2 to the Registrant's Registration Statement on Form S-1 as originally filed on March 4, 2010 (No.333-165200) and incorporated herein by reference).
10.3	Amendment No. 2 to the Revolving Credit and Guaranty Agreement, dated as of August 4, 2010, among Tower Automotive Holdings USA, LLC, the guarantors from time to time party thereto, the lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent (filed as Exhibit 10.3 to Amendment No. 6 to the Registrant's Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.4	First Lien Term Loan and Guaranty Agreement, dated as of July 31, 2007, by and among Tower Automotive Holdings USA, LLC, Tower Automotive Holding Europe B.V., the Guarantors named therein, the Lenders, named therein and JPMorgan Chase Bank, N.A., as Agent (filed as Exhibit 10.4 to the Registrant's Registration Statement on Form S-1 as originally filed on March 4, 2010 (No. 333-165200) and incorporated herein by reference).
10.5	Amendment No 1 to First Lien Term Loan and Guaranty Agreement, dated as of December 24, 2007, by and among Tower Automotive Holdings USA, LLC, Tower Automotive Holding Europe B.V., the Guarantors named therein, the Lenders named therein and JPMorgan Chase Bank, N.A., as Agent (filed as Exhibit 10.5 to the Registrant's Registration Statement on Form S-1 as originally filed on March 4, 2010 (No. 333-165200) and incorporated herein by reference).
10.6	Amendment No 2 to First Lien Term Loan and Guaranty Agreement, dated as of May 5, 2008, by and among Tower Automotive Holdings USA, LLC, Tower Automotive Holding Europe B.V., the Guarantors named therein, the Lenders named therein and JPMorgan Chase Bank, N.A., as Agent (filed as Exhibit 10.6 to the Registrant's Registration Statement on Form S-1 as originally filed on March 4, 2010 (No. 333-165200) and incorporated herein by reference).
10.7	Waiver and Amendment No 3 to First Lien Term Loan and Guaranty Agreement, April 1, 2009, by and among Tower Automotive Holdings USA, LLC, Tower Automotive Holding Europe B.V., the Guarantors named therein, the Lenders named therein and JPMorgan Chase Bank, N.A., as Agent (filed as Exhibit 10.7 to the Registrant's Registration Statement on Form S-1 as originally filed on March 4, 2010 (No. 333-165200) and incorporated herein by reference).
10.8	Amendment No. 4 to the First Lien Term Loan and Guaranty Agreement, dated as of August 24, 2010, among Tower Automotive Holdings USA, LLC, Tower Automotive Holdings Europe B.V., the guarantors from time to time party thereto, the lenders from time to time party thereto and JPMorgan Chase Bank, N.A. (filed as Exhibit 10.8 to Amendment No. 6 to the Registrant's Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.9	Amended and Restated Intercreditor Agreement, dated as of August 24, 2010, among JPMorgan Chase Bank, N.A., as representative with respect to certain agreements identified therein, Wilmington Trust FSB, as representative with respect to the notes agreement identified therein, each additional representative from time to time party thereto, Tower Automotive Holdings USA, LLC, the other loan parties party thereto and Tower Automotive, LLC (filed as Exhibit 10.9 to Amendment No. 6 to the Registrant's Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).

10.10	Term Intercreditor Agreement, dated as of August 24, 2010, among JPMorgan Chase Bank, N.A., as synthetic letter of credit facility agent, Wilmington Trust FSB, as notes collateral agent, each additional term agent from time to time party thereto, each grantor from time to time party thereto and Tower Automotive, LLC (filed as Exhibit 10.10 to Amendment No. 6 to the Registrant's Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.11	Amended and Restated ABL Security Agreement, dated as of August 24, 2010, among Tower Automotive Holdings USA, LLC, the guarantors party thereto and JPMorgan Chase Bank, N.A., as agent (filed as Exhibit 10.11 to Amendment No. 6 to the Registrant's Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.12	Amended and Restated First Lien Term Loan Security Agreement, dated as of August 24, 2010, among Tower Automotive Holdings USA, LLC, the guarantors party thereto and JPMorgan Chase Bank, N.A., as agent (filed as Exhibit 10.12 to Amendment No. 6 to the Registrant's Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.13	Notes Security Agreement, dated as of August 24, 2010, among Tower Automotive Holdings USA, LLC, TA Holdings Finance, Inc., the subsidiary guarantors party thereto and Wilmington Trust FSB, as collateral agent (filed as Exhibit 10.13 to Amendment No. 6 to the Registrant's Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.14†	Registrant's Employment Agreement with James Gouin (filed as Exhibit 10.25 to the Registrant's Registration Statement on Form S-1 as originally filed on March 4, 2010 (No. 333-165200) and incorporated herein by reference).
10.15†	Letter Agreement Amendment to Employment Agreement, dated as of June 1, 2010, between the Registrant and James Gouin (filed as Exhibit 10.52 to Amendment No. 5 to the Registrant's Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.16†	Registrant's Employment Agreement with Mark Malcolm (filed as Exhibit 10.26 to the Registrant's Registration Statement on Form S-1 as originally filed on March 4, 2010 (No. 333-165200) and incorporated herein by reference).
10.17†	Letter Agreement Amendment to Employment Agreement, dated as of June 1, 2010, between the Registrant and Mark Malcolm (filed as Exhibit 10.50 to Amendment No. 5 to the Registrant's Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.18†	Registrant's Employment Agreement with Michael Rajkovic (filed as Exhibit 10.27 to the Registrant's Registration Statement on Form S-1 as originally filed on March 4, 2010 (No. 333-165200) and incorporated herein by reference).
10.19†	Letter Agreement Amendment to Employment Agreement, dated as of June 1, 2010, between the Registrant and Michael Rajkovic (filed as Exhibit 10.51 to Amendment No. 5 to the Registrant's Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.20†	Registrant's Employment Agreement with William Cook (filed as Exhibit 10.28 to the Registrant's Registration Statement on Form S-1 as originally filed on March 4, 2010 (No. 333-165200) and incorporated herein by reference).
10.21†	Registrant's Employment Agreement with Gyula Meleghy (filed as Exhibit 10.29 to the Registrant's Registration Statement on Form S-1 as originally filed on March 4, 2010 (No. 333-165200) and incorporated herein by reference).
10.23†	Registrant's Compensation Agreement with Paul Radkoski (filed as Exhibit 10.31 to the Registrant's Registration Statement on Form S-1 as originally filed on March 4, 2010 (No. 333-165200) and incorporated herein by reference).
10.24	Form of Indemnification Agreement (filed as Exhibit 10.24 to Amendment No. 8 to the Registrant's Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.25	Service Agreement with Rande Somma & Associates LLC (filed as Exhibit 10.33 to the Registrant's Registration Statement on Form S-1 as originally filed on March 4, 2010 (No. 333-165200) and incorporated herein by reference).
10.26	Amendment to Service Agreement with Rande Somma & Associates LLC, dated September 29, 2010 (filed as Exhibit 10.55 to Amendment No. 9 to the Registrant's Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.27	Service Agreement with Larry Schwentor and MGT4VALUE LLC (filed as Exhibit 10.34 to the Registrant's Registration Statement on Form S-1 as originally filed on March 4, 2010 (No. 333-165200) and incorporated herein by reference).
10.28†	Second Amended and Restated Value Creation Plan of Tower Automotive, LLC (filed as Exhibit 10.27 to Amendment No. 8 to the Registrant's Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.29†	Form of 2010 Equity Incentive Plan (filed as Exhibit 10.28 to Amendment No. 9 to the Registrant's Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.30†	Form of Restricted Stock Award Agreement (filed as Exhibit 10.29 to Amendment No. 8 to the Registrant's Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.31†	Form of Restricted Stock Unit Award Agreement (filed as Exhibit 10.30 to Amendment No. 8 to the Registrant's Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.32†	Form of Restricted Stock Unit Award Agreement (filed as Exhibit 10.30.1 to Amendment No. 8 to the Registrant's Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.33†	Form of Nonqualified Stock Option Grant Agreement (filed as Exhibit 10.31 to Amendment No. 8 to the Registrant's Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.34†	Form of Nonqualified Stock Option Grant Agreement (filed as Exhibit 10.31.1 to Amendment No. 8 to the Registrant's Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).

10.35†	Form of Incentive Stock Option Grant Agreement (filed as Exhibit 10.32 to Amendment No. 8 to the Registrant's Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.36†	Tower Management, LLC 2007 Management Incentive Plan (filed as Exhibit 10.33 to Amendment No. 3 to the Registrant's Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.37†	Form of Award Letter, Tower Automotive, LLC Supplemental Value Creation Program Plan (filed as Exhibit 10.34 to Amendment No. 3 to the Registrant's Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.38†	Form of Award Letter, Tower Automotive, LLC 2010 Long-Term Incentive Program (filed as Exhibit 10.35 to Amendment No. 3 to the Registrant's Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.39†	Form of Award Letter, Tower Automotive, LLC Special Incentive Program (filed as Exhibit 10.36 to Amendment No. 3 to the Registrant's Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.40††	Lease Agreement, dated as of April 10, 2002, by and among Module (DE) Limited Partnership, Tower Automotive Products Company, Inc. and Tower Automotive Tool LLC (filed as Exhibit 10.37 to Amendment No. 2 to the Registrant's Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.41	Amendment No. 1 to Lease Agreement, dated as of November 15, 2002, by and among Module (DE) Limited Partnership, Tower Automotive Products Company, Inc. and Tower Automotive Tool LLC (filed as Exhibit 10.38 to Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.42††	Amendment No. 2 to Lease Agreement, dated as of July 31, 2007, by and among Module (DE) Limited Partnership, Tower Automotive Products Company, Inc. and Tower Automotive Tool LLC (filed as Exhibit 10.39 to Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.43††	Lease Agreement, dated as of April 10, 2002, by and among Chassis (DE) Limited Partnership, Tower Automotive Products Company, Inc. and Tower Automotive Tool LLC (filed as Exhibit 10.40 to Amendment No. 2 to the Registrant's Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.44	Amendment No. 1 to Lease Agreement, dated as of October 9, 2002, by and among Chassis (DE) Limited Partnership, Tower Automotive Products Company, Inc. and Tower Automotive Tool LLC (filed as Exhibit 10.41 to Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.45††	Amendment No. 2 to Lease Agreement, dated as of July 31, 2007, by and among Chassis (DE) Limited Partnership, Tower Automotive Products Company, Inc. and Tower Automotive Tool LLC (filed as Exhibit 10.42 to Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.46	Unit Sale and Purchase Agreement of Mark Malcolm (filed as Exhibit 10.43 to Amendment No. 4 to the Registrant's Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.47	Unit Sale and Purchase Agreement of Jim Gouin (filed as Exhibit 10.44 to Amendment No. 4 to the Registrant's Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.48	Unit Sale and Purchase Agreement of Michael Rajkovic (filed as Exhibit 10.45 to Amendment No. 4 to the Registrant's Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.50	Unit Sale and Purchase Agreement of Gyula Meleghy (filed as Exhibit 10.47 to Amendment No. 4 to the Registrant's Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.51	Unit Sale and Purchase Agreement of Rande Somma and Associates LLC (filed as Exhibit 10.48 to Amendment No. 4 to the Registrant's Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.52	Unit Sale and Purchase Agreement of MGT4VALUE LLC (filed as Exhibit 10.49 to Amendment No. 4 to the Registrant's Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.53†	Form of Amendment to Form of Award Letter, Tower Automotive, LLC 2010 Long-Term Incentive Program (filed as Exhibit 10.53 to Amendment No. 9 to the Registrant's Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.54†	Form of Award Letter, Tower Automotive, LLC 2010 Special Incentive Program (filed as Exhibit 10.54 to Amendment No. 8 to the Registrant's Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.55	Amended and Restated Revolving Credit and Guaranty Agreement, dated as of June 13, 2011, among Tower Automotive Holdings USA, LLC, as borrower, Tower International, Inc., Tower Automotive Holdings I, LLC, Tower Automotive Holdings II(a), LLC, Tower Automotive Holdings II(b), LLC, and the other guarantors party hereto, as guarantors, the lenders party hereto and JPMorgan Chase Bank, N.A., as administrative agent (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed June 14, 2011 and incorporated herein by reference).
10.56	Letter of Credit Facility Agreement, dated as of June 13, 2011, among Tower Automotive Holdings USA, LLC, as borrower, Tower International, Inc., as holdings, JPMorgan Chase Bank, N.A., as L/C participant, and JPMorgan Chase Bank, N.A., as administrative agent and issuing lender (filed as Exhibit 10.56 to the Registrant's Annual Report on Form 10-K filed March 8, 2012 and incorporated herein by reference).
10.57†	Letter Agreement Amendment to Employment Agreement, dated as of December 19, 2011, between the Registrant and James Gouin (filed as Exhibit 10.57 to the Registrant's Annual Report on Form 10-K filed March 8, 2012 and incorporated herein by reference).
10.58†	Letter Agreement Amendment to Employment Agreement, dated as of December 19, 2011, between the Registrant and Mark Malcolm (filed as Exhibit 10.58 to the Registrant's Annual Report on Form 10-K filed March 8, 2012 and incorporated herein by reference).
10.59†	Letter Agreement Amendment to Employment Agreement, dated as of December 19, 2011, between the Registrant and Michael Rajkovic (filed as Exhibit 10.59 to the Registrant's Annual Report on Form 10-K filed March 8, 2012 and incorporated herein by reference).

10.60*†††	Amendment No. 3 to Lease Agreement, dated as of January 24, 2011, by and among Chassis (DE) Limited Partnership, Tower Automotive USA Operations I, LLC and Tower Automotive USA Operations II, LLC (successors in interest to Tower Automotive Products Company, Inc. and Tower Automotive Tool LLC) (filed as Exhibit 10.60 to the Registrant's Annual Report on Form 10-K filed March 8, 2012 and incorporated herein by reference).
10.61†††	Amendment No. 4 to Lease Agreement, dated as of October 3, 2011, by and among Chassis (DE) Limited Partnership, Tower Automotive USA Operations I, LLC and Tower Automotive USA Operations II, LLC (successors in interest to Tower Automotive Products Company, Inc. and Tower Automotive Tool LLC) (filed as Exhibit 10.61 to the Registrant's Annual Report on Form 10-K filed March 8, 2012 and incorporated herein by reference).
10.62	Amendment to Service Agreement with Rande Somma & Associates LLC, dated November 29, 2011 (filed as Exhibit 10.62 to the Registrant's Annual Report on Form 10-K filed March 8, 2012 and incorporated herein by reference).
10.63*	Service Agreement between Rande Somma & Associates LLC and Tower Defense & Aerospace, LLC, dated as of January 3, 2012.
11.1	A statement regarding the computation of earnings per share is omitted because such computation can be clearly determined from the material contained in this Report.
21.1	Subsidiaries of Tower International, Inc (filed as Exhibit 21.1 to the Registrant's Annual Report on Form 10-K filed March 8, 2012 and incorporated herein by reference).
23.1*	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 Securities Exchange Act Rules 13a-14(a) and 15d-14(a), pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 Securities Exchange Act Rules 13a-14(a) and 15d-14(a), pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document ***
101.SCH	XBRL Taxonomy Extension Scheme Document ***
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document ***
101.LAB	XBRL Taxonomy Extension Label Linkbase Document ***
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document ***

*	Filed herewith.
**	Furnished herewith.
***	Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Exchange Act and otherwise are not subject to liability under those sections.
†	Management contract or compensatory plan or arrangement.
††	Confidential treatment has been granted for certain provisions of this Exhibit pursuant to Rule 406 promulgated under the Securities Act of 1933, as amended.
†††	Portions of this exhibit have been omitted pursuant to the Company's request to the Secretary of the Securities and Exchange Commission for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 27, 2012	/s/James C. Gouin
James C. Gouin
Chief Financial Officer

EXHIBIT LIST

10.63*	Service Agreement between Rande Somma & Associates LLC and Tower Defense & Aerospace, LLC, dated as of January 3, 2012.

23.1*	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 Securities Exchange Act Rules 13a-14(a) and 15d-14(a), pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 Securities Exchange Act Rules 13a-14(a) and 15d-14(a), pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
**	Furnished herewith.

