Form 10-Q
period 2012-03-31
Tower International, Inc.
filed 2012-05-03
CIK 1485469

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-34903

TOWER INTERNATIONAL, INC.

(Exact name of Registrant as specified in its charter)

Delaware	27-3679414
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

17672 Laurel Park Drive North
Suite 400 E	48152
Livonia, Michigan	(Zip Code)
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

Large Accelerated Filer ☐	Accelerated Filer ☑	Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12(b)-2 of the Securities and Exchange Act).

Yes ☐   No ☑

As of April 30, 2012, there were 20,246,386 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

Tower International, Inc. and Subsidiaries

Form 10-Q

Table of Contents

		Page
PART I. Financial Information

Item 1.	Financial Statements (unaudited):

	Condensed Consolidated Balance Sheets at March 31, 2012 and December 31, 2011	1

	Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2012 and 2011	2

	Condensed Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2012 and 2011	3

	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2012 and 2011	4

	Notes to Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32

Item 4.	Controls and Procedures	33

PART II. Other Information

Item 1A.	Risk Factors	34

Item 6.	Exhibits	34

Signatures

Exhibit Index

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer

32.1	Section 1350 Certification of the Chief Executive Officer

32.2	Section 1350 Certification of the Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Scheme Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

PART 1 — FINANCIAL INFORMATION

ITEM 1. Financial Statements.

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands - unaudited)

	March 31, 2012	December 31, 2011

ASSETS
Cash and cash equivalents	$134,019	$134,984
Accounts receivable, net of allowance of $3,763 and $3,612	358,135	327,992
Inventories (Note 3)	101,547	85,100
Deferred tax asset - current	14,997	12,966
Assets held for sale (Note 4)	4,127	4,027
Prepaid tooling, notes receivable, and other	71,015	56,189
Total current assets	683,840	621,258

Property, plant and equipment, net	686,575	667,686
Goodwill (Note 6)	65,845	63,983
Deferred tax asset - non-current	14,435	14,450
Other assets, net	29,099	30,001
Total assets	$1,479,794	$1,397,378

LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term debt and current maturities of capital lease obligations (Note 8)	$120,528	$109,447
Accounts payable	414,070	395,287
Accrued liabilities	136,139	126,416
Total current liabilities	670,737	631,150

Long-term debt, net of current maturities (Note 8)	482,201	461,838
Obligations under capital leases, net of current maturities (Note 8)	11,793	12,213
Deferred tax liability - non-current	13,382	11,229
Pension liability (Note 11)	93,203	96,223
Other non-current liabilities	94,580	87,265
Total non-current liabilities	695,159	668,768
Total liabilities	1,365,896	1,299,918
Commitments and contingencies (Note 18)

Stockholders' Equity:
Tower International, Inc.'s stockholders' equity
Common stock, $0.01 par value, 350,000,000 authorized, 20,015,281 issued and 19,708,416 outstanding at March 31, 2012, and 19,983,403 issued and 19,683,032 outstanding at December 31, 2011	200	200
Additional paid in capital	315,771	311,427
Treasury stock, at cost, 306,865 shares as of March 31, 2012 and 300,371 shares as of December 31, 2011	(5,213)	(5,130)
Accumulated deficit	(184,650)	(184,492)
Accumulated other comprehensive loss (Note 12)	(71,299)	(82,002)
Total Tower International, Inc.'s stockholders' equity	54,809	40,003
Noncontrolling interests in subsidiaries	59,089	57,457
Total stockholders' equity	113,898	97,460

Total liabilities and stockholders' equity	$1,479,794	$1,397,378

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share and per share amounts - unaudited)

	Three Months Ended March 31,
	2012	2011

Revenues	$617,563	$599,635
Cost of sales	557,425	530,065
Gross profit	60,138	69,570
Selling, general and administrative expenses (Note 9)	38,052	37,722
Amortization expense (Note 6)	1,177	892
Restructuring and asset impairment charges, net (Note 7)	1,934	483
Operating income	18,975	30,473
Interest expense, net	15,676	12,518
Interest income	327	263
Other expense	-	850
Income before provision for income taxes	3,626	17,368
Provision for income taxes (Note 10)	2,350	6,613
Net income	1,276	10,755
Less: Net income attributable to the noncontrolling interests	1,434	1,733
Net income / (loss) attributable to Tower International, Inc.	$(158)	$9,022

Weighted average common shares outstanding
Basic	19,691,679	19,101,588
Diluted	19,691,679	19,890,083

Net income / (loss) per share attributable to Tower International, Inc. (Note 13):
Basic	$(0.01)	$0.47
Diluted	(0.01)	0.45

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands - unaudited)

	Three Months Ended March 31,
	2012	2011

Net income	$1,276	$10,755
Other comprehensive income / (loss), net of tax:
Foreign currency translation adjustments	9,936	17,777
Amortization of net losses of defined benefit plan	784	437
Unrealized gain / (loss) on qualifying cash flow hedge, net	(17)	99
Other comprehensive income	10,703	18,313
Comprehensive income	11,979	29,068
Less: comprehensive income attributable to the noncontrolling interests	1,632	2,025
Comprehensive income attributable to Tower International, Inc.	$10,347	$27,043

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands - unaudited)

	Three Months Ended March 31,
	2012	2011

OPERATING ACTIVITIES:
Net income	$1,276	$10,755
Adjustments required to reconcile net income to net cash provided by / (used in) operating activities:
Deferred income tax provision	68	1,333
Depreciation and amortization	25,687	30,147
Non-cash share-based compensation	4,344	3,698
Pension expense, net of contributions	(2,236)	(1,392)
Change in working capital and other operating items	(23,459)	(58,503)
Net cash provided by / (used in) operating activities	$5,680	$(13,962)

INVESTING ACTIVITIES:
Cash disbursed for purchases of property, plant and equipment, net	$(35,917)	$(26,698)
Net assets acquired, net of cash acquired	-	(11,254)
Net cash used in investing activities	$(35,917)	$(37,952)

FINANCING ACTIVITIES:
Retirement of senior secured notes	$-	$(17,000)
Purchase of treasury stock	(83)	-
Proceeds from borrowings	183,690	139,296
Repayments of borrowings	(157,157)	(88,756)
Net cash provided by financing activities	$26,450	$33,540

Effect of exchange rate changes on cash and cash equivalents	$2,822	$2,524

NET CHANGE IN CASH AND CASH EQUIVALENTS	$(965)	$(15,850)

CASH AND CASH EQUIVALENTS:
Beginning of period	$134,984	$150,345

End of period	$134,019	$134,495

Supplemental Cash Flow Information:
Interest paid, net of amounts capitalized	$24,286	$27,337
Income taxes paid	4,250	3,662
Non-cash Activities:
Capital expenditures in liabilities for purchases of property, plant and equipment	$32,814	$18,695

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Organization and Basis of Presentation

Tower International, Inc. and its subsidiaries (collectively referred to as the “Company” or “Tower International”) is a leading integrated global manufacturer of engineered structural metal components and assemblies primarily serving automotive original equipment manufacturers, or OEMs, including Ford, Volkswagen Group, Hyundai/Kia, Fiat, Chrysler, Volvo, Nissan, Daimler, BMW, Toyota, PSA, Chery, Honda, and Geely. Products include body-structure stampings, frame and other chassis structures, as well as complex welded assemblies, for small and large cars, crossovers, pickups, and sport utility vehicles, or SUVs. Including both wholly owned subsidiaries and majority owned subsidiaries, the Company has strategically located production facilities in the United States, Germany, Belgium, Italy, Slovakia, Poland, Brazil, South Korea, and China, supported by engineering and sales locations in the United States, Germany, Italy, Brazil, South Korea, Japan, China, and India.

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

On October 14, 2010, the Company completed its initial public offering (the “IPO”), whereby Tower Automotive, LLC was converted to a Delaware corporation named Tower International, Inc.

Principles of Consolidation

The Condensed Consolidated Financial Statements include the accounts of the Company and all subsidiaries over which the Company exercises control. All intercompany transactions and balances have been eliminated upon consolidation.

Adoption of New Accounting Pronouncement

Fair Value

On May 12, 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04 which amended Accounting Standards Codification (“ASC”) No. 820, Fair Value Measurements and Disclosures. The ASU is the result of joint efforts by the FASB and the International Accounting Standards Board (“IASB”) to develop a single, converged fair value framework that provides guidance on how to measure fair value and on what disclosures to provide about fair value measurements. The ASU expands ASC No. 820’s existing disclosure requirements for fair value measurements and makes other amendments. Many of these amendments eliminate unnecessary wording differences between U.S. GAAP and International Financial Reporting Standards (“IFRS”). The ASU is effective for interim and annual periods beginning after December 15, 2011 for public entities. The Company’s adoption of the revised guidance on January 1, 2012 did not have a material impact on the Company's Condensed Consolidated Financial Statements.

Other Comprehensive Income

On June 16, 2011, the FASB issued ASU 2011-05, "Comprehensive Income (Topic 220): Presentation of Comprehensive Income," which improves the comparability, consistency and transparency of financial reporting and increases the prominence of items reported in other comprehensive income. This ASU is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2011, although early adoption is permitted. In December 2011, the FASB issued ASU 2011-12 "Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05," which defers certain aspects of ASU 2011-05 related to the presentation of reclassification adjustments. The Company revised the presentation of its Condensed Consolidated Financial Statements to comply with the adoption of the revised guidance on January 1, 2012. The Company elected to report components of comprehensive income in two separate but consecutive statements.

Note 2. New Accounting Pronouncements Not Yet Adopted

As of March 31, 2012, the Company has adopted all accounting pronouncements affecting the Company.

Note 3. Inventories

Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out ("FIFO") method. In addition, the Company uses a valuation account for inventory obsolescence, which has not been material for any periods presented. Maintenance, repair and non-productive inventory, which are considered consumables, are expensed when acquired in cost of sales. Inventories consist of the following (in thousands):

	March 31, 2012	December 31, 2011
Raw materials	$45,954	$37,401
Work in process	28,477	23,372
Finished goods	27,116	24,327
Total	$101,547	$85,100

Note 4. Assets Held for Sale

The Company has one location that is considered held for sale in accordance with FASB ASC No. 360, Property, Plant, and Equipment, which is a facility in Gunpo, South Korea. The Gunpo facility was classified as held for sale in 2009. The Company’s management has demonstrated intent to sell this location by listing the property with local real estate agencies at a price deemed reasonable in comparison to its fair value and has continued efforts to sell the property; thus, the Company expects to sell the location within one year. Accordingly, the Company has ceased depreciation on it and classified it as held for sale. The change in balances relates to foreign exchange fluctuations. The following table summarizes assets held for sale by category (in thousands):

	March 31, 2012	December 31, 2011
Land	$2,393	$2,335
Building	1,734	1,692
Total	$4,127	$4,027

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

When the part for which tooling has been developed reaches a production-ready status, the Company is reimbursed by its customer for the cost of the tooling, at which time the tooling becomes the property of the customer. The Company has certain other tooling costs, which are capitalized and amortized over the life of the related product program, related to tools which the Company has the contractual right to use during the life of the supply arrangement. Customer-owned tooling is included in prepaid tooling and other, and company-owned tooling is included in other assets, net in the Condensed Consolidated Balance Sheet.

The components of capitalized tooling costs are as follows (in thousands):

	March 31, 2012	December 31, 2011
Customer-owned tooling, net	$29,912	$20,212
Company-owned tooling	1,467	1,595
Total tooling, net	$31,379	$21,807

Any gain recognized, which is defined as the excess of reimbursement over cost, is amortized over the life of the program. If estimated costs are expected to be in excess of reimbursement, a loss is recorded in the period when the loss is estimated.

Note 6. Goodwill and Other Intangible Assets

Goodwill

The change in the carrying amount of goodwill is set forth below on a reportable segment and consolidated basis (in thousands):

	International	Americas	Consolidated
Balance at December 31, 2011	$60,725	$3,258	$63,983
Currency translation adjustment	1,795	67	1,862
Balance at March 31, 2012	$62,520	$3,325	$65,845

Intangibles

The Company has certain intangible assets that are related to customer relationships in Europe and Brazil and a covenant not to compete agreement in North America. These intangible assets have definite lives and are amortized on a straight-line basis, which approximates the recognition of related revenue, over the estimated lives of the related assets. The intangible assets are recorded in other assets, net. The Company anticipates amortization expense of $4.7 million, $2.8 million, and $1.5 million for the years ended December 31, 2012, 2013, and 2014, respectively, at which time no further amortization expense will be incurred. The Company has incurred amortization expense of $1.2 million and $0.9 million, respectively, for the three months ended March 31, 2012 and 2011. The following table presents information about the intangible assets of the Company at March 31, 2012 and December 31, 2011 (in thousands):

		As of March 31, 2012		As of December 31, 2011
	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible:
Europe	6 years	$16,097	$10,879	$15,939	$10,236
Brazil	7 years	5,726	3,843	5,677	3,634
North America	2 years	2,271	1,298	2,271	973
Total		$24,094	$16,020	$23,887	$14,843

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

Restructuring Charges

Restructuring charges and asset impairments for each of the Company’s reportable segments include the following (in thousands):

	Three Months Ended March 31,
	2012	2011
International	$1,037	$-
Americas	897	483
Total	$1,934	$483

The following table sets forth the Company’s net restructuring expense by type for the periods presented (in thousands):

	Three Months Ended March 31,
	2012	2011
Employee termination costs	$1,098	$703
Other exit costs	836	(220)
Total	$1,934	$483

The charges incurred during 2012 and 2011 related primarily to the following actions:

2012 Actions

During the first quarter of 2012, the charges incurred in the Americas segment related to the ongoing maintenance expense of facilities closed as a result of prior actions and the charges incurred in the International segment related to severance costs in Europe to improve efficiencies.

2011 Actions

During the first quarter of 2011, the charges incurred in the Americas segment related to the ongoing maintenance of facilities closed as a result of prior actions and severance costs in Brazil to improve manufacturing efficiencies, which were offset partially by the favorable adjustment of a liability pertaining to closed facilities.

Restructuring Reserve

The table below summarizes the activity in the accrual by reportable segment, reflected in accrued liabilities, for the above-mentioned actions through March 31, 2012 (in thousands):

	International	Americas	Consolidated

Balance at December 31, 2010	$821	$887	$1,708
Payments	(501)	(1,496)	(1,997)
Increase in liability	-	937	937
Adjustment to liability	(179)	(62)	(241)
Balance at December 31, 2011	141	266	407
Payments	-	(67)	(67)
Increase in liability	1,045	-	1,045
Adjustment to liability	-	1,644	1,644
Balance at March 31, 2012	$1,186	$1,843	$3,029

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

The liability increased during the first quarter of 2012 primarily due to an adjustment of the liability and severance accruals in Europe. The adjustment to the liability relates primarily to deferred rent credits pertaining to the Company’s facility located in Goodyear, Arizona that the Company ceased using during the first quarter of 2012. The majority of the $3 million restructuring reserve accrued as of March 31, 2012 is expected to be paid in 2012. The liability decreased during the year ended December 31, 2011 primarily due to payments made relating to prior accruals.

During the three months ended March 31, 2012, the Company incurred payments related to prior accruals in North America of $0.1 million. During the year ended December 31, 2011, the Company incurred payments related to prior accruals in Europe of $0.5 million and in North America of $1.5 million.

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

As of March 31, 2012, the outstanding principal balance on the notes was $353.7 million (net of a remaining $8.3 million original issue discount).

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

The Revolving Credit and Guaranty Agreement dated as of July 31, 2007 provided for a revolving credit facility in the aggregate amount of $150 million, subject to a borrowing base limitation. Advances under the ABL revolver bore interest at a base rate or LIBOR, plus a margin, which was 0.75% for base rate borrowings and 1.75% for LIBOR-based borrowings prior to the amendment. The applicable margins were determined by the average availability under the ABL revolver during the preceding three months. The ABL revolver was scheduled to mature on July 31, 2012 prior to the Amended Revolving Credit Facility Agreement.

Advances under the Amended ABL Revolver will bear interest at an alternate base rate (which is the highest of the Prime Rate, the Federal Funds Rate plus 1/2% and the Adjusted LIBOR (as each such term is defined in the Amended Revolving Credit Facility Agreement) for a one month interest period plus 1%) plus a base rate margin, or LIBOR plus a Eurodollar margin. The applicable margins are determined by the average availability under the Amended ABL Revolver over the preceding three consecutive full calendar months and as of the date of the Amended Revolving Credit Facility Agreement were 2.25% per annum and 3.25% per annum for base rate and LIBOR based borrowings, respectively.

The Amended Revolving Credit Facility is guaranteed by the Company, on an unsecured basis, and certain of the Company's direct and indirect domestic subsidiaries, on a secured basis (the "Subsidiary Guarantors"). The Amended Revolving Credit Facility is secured by the same assets of the Borrower and the Subsidiary Guarantors that secured the obligations under the ABL revolver.

The Amended Revolving Credit Facility Agreement includes customary events of default and amounts due thereunder may be accelerated upon the occurrence of an event of default.

As of March 31, 2012, there was $148.2 million of borrowing availability under the Amended ABL Revolver, of which $71 million of borrowings were outstanding. As of March 31, 2012, the applicable margins were 2.25% per annum and 3.25% per annum for base rate and LIBOR based borrowings, respectively, resulting in a weighted average interest rate of 3.53% per annum.

Detroit Investment Fund

The Company assumed an unsecured debt instrument of $1 million owed to the Detroit Investment Fund, L.P. (“DIF”) upon the acquisition of substantially all of the assets of W Industries (see note 17). The debt instrument requires monthly principal and interest payments with an annual interest rate of 8.5%. The instrument is scheduled to mature in April 2014. As of March 31, 2012, the outstanding principal balance was $0.7 million.

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

On January 9, 2012, the Company amended the Letter of Credit Facility Agreement to reduce the Letter of Credit Facility from $30 million to $28 million (with an option to increase the Letter of Credit Facility to $44.5 million in the future). The remaining terms of the Letter of Credit Facility Agreement remained the same.

As of March 31, 2012, the outstanding letters of credit under the Letter of Credit Facility were $27.1 million. As of March 31, 2012, an 8.5% per annum fee is due on the total amount of the facility. This fee is subject to change in the future based upon then current market conditions.

The Letter of Credit Facility is guaranteed by the Company and certain of the Company’s direct and indirect domestic subsidiaries on an unsecured basis pursuant to a Guaranty entered into and made as of June 13, 2011.

The Letter of Credit Facility is unsecured. The Letter of Credit Facility Agreement contains customary covenants applicable to certain of the Company's subsidiaries. The Letter of Credit Facility Agreement includes customary events of default and amounts due thereunder may be accelerated upon the occurrence of an event of default.

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

Debt Issue Costs

The Company incurred interest expense related to the amortization of debt issue costs of $0.5 million and $0.7 million during the three months ended March 31, 2012 and 2011, respectively.

Other Foreign Subsidiary Indebtedness

As of March 31, 2012, other foreign subsidiary indebtedness of $174.3 million consisted primarily of borrowings in South Korea of $115 million, borrowings in Brazil of $35.6 million, receivables factoring in Europe of $22 million, borrowings in China of $1.5 million, and a line of credit in Europe of $0.2 million.

Generally, borrowings of foreign subsidiaries are made under credit agreements with commercial lenders and are used to fund working capital and other operating requirements.

South Korea

As of March 31, 2012, the Company’s South Korean subsidiary had borrowings of $115 million (KRW 130.2 billion), consisting of secured indebtedness of $50.7 million (KRW 57.4 billion), secured bonds of $22.1 million (KRW 25 billion), unsecured indebtedness of $20.1 million (KRW 22.8 billion), unsecured corporate bonds of $17.7 million (KRW 20 billion) issued in connection with a government sponsored collateralized bond program, and unsecured bonds of $4.4 million (KRW 5 billion) which have annual interest rates ranging from 5.31% to 9.96% and maturity dates ranging from April 2012 to August 2014. As of March 31, 2012, the weighted average interest rate on the borrowings in South Korea was 6.93% per annum. The majority of these borrowings are subject to annual renewal. Substantially all of the assets of the Company’s South Korean subsidiary serve as collateral for the secured indebtedness and secured bonds.

During the first quarter of 2012, the Company renewed $13.7 million (KRW 15.5 billion) of maturing secured indebtedness and $1.8 million (KRW 2 billion) of maturing unsecured indebtedness for an additional year. The terms of the new loans are substantially the same as the other portfolio loans.

Brazil

As of March 31, 2012, the Company’s Brazilian subsidiary had borrowings of $35.6 million (R$65 million) which have annual interest rates ranging from 5.5% to 15.39% and maturity dates ranging from August 2012 to September 2021. As of March 31, 2012, the weighted average interest rate on the borrowings in Brazil was 13.21% per annum. This credit is provided through bilateral agreements with four local banks. Periodic interest and principal payments are required. The loans are secured by certain fixed and current assets.

During the first quarter of 2012, one of the local banks provided the Company with a $8.2 million (R$15 million) new term loan with a maturity date of September 2013 and an interest rate that approximates the other portfolio loans. This loan replaces other loans that matured during the first quarter of 2012. In addition, two of the local banks provided the Company with aggregate loans of $0.7 million (R$1.3 million) that have maturity dates of July 2021 and September 2021. These loans have interest rates of 8.7% which is below the weighted average interest rate of the other portfolio loans.

Europe

As of March 31, 2012, the receivables factoring facilities available to the Company were $28.5 million (€21.4 million), of which $22 million (€16.5 million) was drawn. These are uncommitted, demand facilities which are subject to termination at the discretion of the banks, and bear interest rates based on the average three month EURIBOR plus a spread ranging from 2.15% to 2.66%. The effective annual interest rates as of December 31, 2011 ranged from 3.01% to 3.52%, with a weighted average interest rate of 3.27% per annum. Any receivables factoring under these facilities is with recourse, and is secured by the accounts receivable factored. These receivables factoring transactions are recorded in the Company’s Condensed Consolidated Balance Sheet in short-term debt and current maturities of capital lease obligations.

As of March 31, 2012, the secured line of credit available to the Company was $6.7 million (€5 million), of which $0.2 million (€0.2 million) was drawn. The facility bears an interest rate based on the one month EURIBOR plus 2.9%. The effective annual interest rate as of March 31, 2012 was 3.37% per annum. The installment loan is secured by mortgages over the land, certain buildings and other assets and is subject to negotiated prepayments upon the receipt of funds from completed tooling projects.

China

During the first quarter of 2012, the Company obtained a $1.5 million (RMB 9.2 million) secured line of credit. The credit line matures in February 2013 and bears an interest rate of 7.54%.

Covenants

As of March 31, 2012, the Company was in compliance with the financial covenants that govern its credit agreements.

Capital Leases

The Company had capital lease obligations of $14.8 million and $15.1 million, respectively, as of March 31, 2012 and December 31, 2011 which expire between March 2013 and March 2018. Of these amounts, $3 million represents the current maturities as of March 31, 2012 and December 31, 2011.

Note 9. Selling, General, and Administrative Expenses

The Company’s selling, general and administrative (“SG&A”) expenses include costs associated with the Company’s sales efforts; engineering; centralized finance, human resources, purchasing, and information technology services; and other administrative functions. During 2010, the Company implemented one-time compensation programs that resulted in compensation charges against earnings in 2012 and 2011. See notes 14 and 18 for further description of each program. SG&A expenses include the following (in thousands):

	Three Months Ended March 31,
	2012	2011
SG&A (excluding items below)	$33,892	$33,223
Supplemental value creation plan	721	1,060
Restricted stock units granted in connection with the IPO	3,439	3,439
Total	$38,052	$37,722

Note 10. Income Taxes

During the three months ended March 31, 2012, the Company recognized income tax expense of $2.4 million in relation to income before provision for income taxes of $3.6 million. The income tax expense resulted primarily from the recognition of foreign income taxes and withholding taxes.  The  income tax expense is higher than the expected income tax expense based on statutory rates primarily because the Company does not record  tax benefits or expense in certain jurisdictions, primarily the U.S. and the Netherlands,  that have had historical cumulative losses.  The Company did not record an income tax benefit on these historical losses due to the uncertainty of the future realization of the deferred tax assets generated by the cumulative losses.

During the three months ended March 31, 2011, the Company recognized income tax expense of $6.6 million in relation to income before provision for income taxes of $17.4 million. The income tax expense resulted primarily from the recognition of foreign income taxes, withholding taxes, and certain state taxes.  The  income tax expense is higher than the expected income tax expense based on statutory rates primarily because the Company did not record  tax benefits on net losses during the quarter in certain jurisdictions, primarily the U.S. and the Netherlands,  that have had historical cumulative losses.  The Company did not record an income tax benefit on these losses due to the uncertainty of the future realization of the deferred tax assets generated by the cumulative losses.  In the first quarter of 2011, the $6.6 million income tax expense recorded included a $1.3 million deferred income tax expense on the favorable settlement of a value added tax audit in Brazil.

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

The following tables provide the components of net periodic pension benefit cost and other post-retirement benefit cost (in thousands):

	Pension Benefits		Other Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2012	2011	2012	2011
Service cost	$9	$9	$-	$-
Interest cost	2,911	3,120	164	236
Expected return on plan assets (a)	(2,817)	(2,822)	-	-
Amortization of net losses	784	437	-	-
Net periodic benefit cost	$887	$744	$164	$236

(a)	Expected rate of return on plan assets for 2012 is 7.4% and was 7.4% for 2011

The Company expects its minimum pension funding requirements to be $20.4 million during 2012, of which the Company made contributions of $3.1 million during the three months ended March 31, 2012.

The Company contributed $1.1 million during the three months ended March 31, 2012 to its defined contribution employee savings plans.

As of July 31, 2007, the Company assumed the liabilities associated with a Voluntary Employee Benefit Association (“VEBA”) trust and future post-retirement benefit payments were capped at specified amounts to be paid through April 2011. The Company made contributions of $0.3 million during the three months ended March 31, 2011, to the VEBA trust that administers medical insurance benefits. As of December 31, 2011, the Company had no remaining obligations to the VEBA trusts.

Note 12. Stockholders’ Equity and Noncontrolling Interests

The table below provides a reconciliation of the carrying amount of total stockholders’ equity, including stockholders’ equity attributable to Tower International, Inc. (“Tower”) and equity attributable to the noncontrolling interests (“NCI”) (in thousands):

	Three Months Ended March 31,
	2012			2011
	Tower	NCI	Total	Tower	NCI	Total
Stockholders' equity beginning balance	$40,003	$57,457	$97,460	$67,367	$44,259	$111,626
Net income / (loss)	(158)	1,434	1,276	9,022	1,733	10,755
Other comprehensive income / (loss):
Change in cumulative translation adjustment	9,936	198	10,134	17,777	292	18,069
Amortization of actuarial loss	784	-	784	437	-	437
Unrealized gain / (loss) on qualifying cash flow hedge, net	(17)	-	(17)	99	-	99
Total comprehensive income	10,545	1,632	12,177	27,335	2,025	29,360
Treasury stock	(83)	-	(83)	-	-	-
Share based compensation expense	4,344	-	4,344	3,698	-	3,698
Stockholders' equity ending balance	$54,809	$59,089	$113,898	$98,400	$46,284	$144,684

The following tables present the components of accumulated other comprehensive income / (loss) (in thousands):

	As of March 31,	As of December 31,	Other Comprehensive Income / (Loss) Attributable to
	2012	2011	Tower
Foreign currency translation	$27,649	$17,713	$9,936
Defined benefit plans, net	(98,943)	(99,727)	784
Unrealized gain / (loss) on qualifying cash flow hedge, net	(5)	12	(17)
Accumulated other comprehensive loss	$(71,299)	$(82,002)	$10,703

Note 13. Earnings per Share (“EPS”)

Basic earnings / (loss) per share is calculated by dividing the net income / (loss) attributable to Tower International, Inc. by the weighted-average number of common shares outstanding.

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

The Company excluded 2.5 million and less than 0.1 million of potentially anti-dilutive shares for the three months ended March 31, 2012 and 2011, respectively.

A summary of information used to compute basic and diluted net income / (loss) per share attributable to Tower International, Inc. is shown below (in thousands – except share and per share amounts):

	Three Months Ended March 31,
	2012	2011

Net income / (loss) attributable to Tower International, Inc.	$(158)	$9,022

Weighted average common shares outstanding
Basic	19,691,679	19,101,588
Diluted	19,691,679	19,890,083

Net income / (loss) per share attributable to Tower International, Inc.
Basic	$(0.01)	$0.47
Diluted	(0.01)	0.45

Note 14. Share Based Compensation

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

At March 31, 2012, there were 1,162,600 shares available for future grants of options and other types of awards under the 2010 Equity Incentive Plan. Forfeited shares may be re-issued under the plan up to the maximum amount to be issued as defined by the plan.

The following table summarizes the Company’s award activity during 2012 and 2011:

	Options		Restricted Stock Units
Outstanding at:	Shares	Weighted Average Exercise Price	Shares	Weighted Average Grant Date Fair Value
December 31, 2010	457,098	$13.00	1,763,625	$13.00
Granted	22,805	15.63	600,894	11.30
Exercised or vested	-	-	(881,815)	13.00
Forfeited	(50,463)	13.00	(76,680)	13.42
December 31, 2011	429,440	13.14	1,406,024	12.25
Granted	593,988	11.71	131,095	11.71
Exercised or vested	-	-	(31,878)	12.74
Forfeited	(4,242)	13.00	(720)	13.00
March 31, 2012	1,019,186	$12.31	1,504,521	$12.11

Stock options — The exercise price of each stock option equals the market price of the Company’s common stock on the date of grant. Compensation expense is recorded based on the fair value at the grant date and is recognized on a straight-line basis over the applicable vesting periods. The Company’s stock options generally vest over three years with a maximum term of ten years.

The Company calculated the weighted-average fair value of each option at the date of the grant using a Black-Scholes valuation model. The weighted-average per share fair value at grant date of the options issued during the period was $6.03. The weighted-average key assumptions used in the model for options granted in 2012 are an expected term of 6.5 years, expected volatility of 52%, and a risk free rate of 1%. The dividend yield is assumed to be zero since there are no current plans to pay common stock dividends. The Company used the simplified method to calculate the expected term because the Company has insufficient historical exercise data due to the limited period of time the Company’s common stock has been publicly traded and based on vesting periods. During the three months ended March 31, 2012 and 2011, the Company recognized an expense of $0.3 million and $0.2 million, respectively, relating to the options. The Company did not recognize any tax benefit related to this compensation expense. As of March 31, 2012, the Company has $4.9 million of unrecognized compensation expense associated with these stock options that will be amortized on a straight-line basis over the next 30 months on a weighted average basis.

As of March 31, 2012, the Company has an aggregate of 1,019,186 stock options that have been granted but have not yet been exercised. As of March 31, 2012, the remaining average contractual life for the options is approximately 9.25 years and the options have no intrinsic value because the market price of the Company’s common stock is not in excess of the exercise price of the options granted. No stock options were exercised and 4,242 stock options were forfeited during the three months ended March 31, 2012.

Restricted stock units (“RSUs”) — The grant date fair value of each RSU equals the market price of the Company’s common stock on the date of grant. Compensation expense is recorded based on the fair value at the grant date, less an estimated forfeiture amount, and is recognized on a straight-line basis over the applicable vesting periods.

During the three months ended March 31, 2012 and 2011, the Company recognized an expense of $3.4 million and $3.4 million, respectively, relating to the RSUs granted in connection with the Company’s IPO (see note 18). The Company did not recognize any tax benefit related to this compensation expense. As of March 31, 2012, the Company has $0.6 million of unrecognized compensation expense associated with these RSUs that will be amortized on a straight-line basis through April 2012.

During the three months ended March 31, 2012, the Company granted additional RSUs and recognized an expense of $0.6 million relating to all of the RSUs granted thus far, excluding the RSUs granted in connection with the IPO.  The Company did not recognize any tax benefit related to this compensation expense. As of March 31, 2012, the Company has $6.9 million of unrecognized compensation expense associated with these RSUs that will be amortized on a straight-line basis over the next 32 months on a weighted average basis. The Company’s RSUs generally vest over a three year period.

As of March 31, 2012, the Company has an aggregate of 1,504,521 RSUs that have been granted but have not yet vested. In addition, 720 RSUs were forfeited during the three months ended March 31, 2012.

On July 20, 2011, one half of the RSUs granted at the time of the Company's IPO vested resulting in the issuance of 881,815 shares at a fair value of $15.1 million. After offsets for withholding taxes, a total of 581,444 shares of common stock were issued in connection with this initial vesting.  This total is net of shares repurchased to provide payment for the employee’s minimum statutory withholding tax. The Company paid $5.1 million to acquire 300,371 vested shares to cover the minimum statutory withholding taxes. Compensation expense associated with the unvested RSUs will continue to be recognized through the vesting on April 20, 2012.

On March 1, 2012, one third of the RSUs granted on March 3, 2011 vested resulting in the issuance of 31,878 shares at a fair value of $0.4 million. After offsets for withholding taxes, a total of 25,384 shares of common stock were issued in connection with this initial vesting.  This total is net of shares repurchased to provide payment for certain executive’s minimum statutory withholding tax. The Company paid $0.1 million to acquire 6,494 vested shares to cover the minimum statutory withholding taxes.

On April 20, 2012, the second half of the RSUs granted at the time of the Company's IPO vested resulting in the issuance of 814,035 shares at a fair value of $9.1 million. After offsets for withholding taxes, a total of 537,970 shares of common stock were issued in connection with this initial vesting.  This total is net of shares repurchased to provide payment for the employee’s minimum statutory withholding tax. The Company paid $3.1 million to acquire 276,065 vested shares to cover the minimum statutory withholding taxes.

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

The following is a summary of selected data for each of the Company’s reportable segments (in thousands):

	International	Americas	Total
Three Months Ended March 31, 2012
Revenues	$336,532	$281,031	$617,563
Adjusted EBITDA	25,303	25,521	50,824
Capital Expenditures	19,424	12,892	32,316
Total assets	945,874	533,920	1,479,794

Three Months Ended March 31, 2011
Revenues	$336,104	$263,531	$599,635
Adjusted EBITDA	33,776	31,931	65,707
Capital Expenditures	11,391	7,293	18,684

Inter-segment sales are not significant for any period presented. Capital expenditures do not equal cash disbursed for purchases of property, plant, and equipment as presented in the accompanying Condensed Consolidated Statements of Cash Flows, as capital expenditures above include amounts paid and accrued during the periods presented.

The following is a reconciliation of Adjusted EBITDA to income before provision for income taxes (in thousands):

	Three Months Ended March 31,
	2012	2011
Adjusted EBITDA	$50,824	$65,707
Restructuring	(1,934)	(483)
Depreciation and amortization	(25,687)	(30,147)
Receivable factoring charges and other	(68)	(105)
Incentive compensation related to funding events	(4,160)	(4,499)
Interest expense, net	(15,349)	(12,255)
Other expense	-	(850)
Income before provision for income taxes	$3,626	$17,368

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

At March 31, 2012, the carrying value and estimated fair value of the Company’s total debt was $599.7 million and $641.4 million, respectively. At December 31, 2011, the carrying value and estimated fair value of the Company’s total debt was $568.4 million and $582.9 million, respectively. The majority of the Company’s debt at March 31, 2012 and December 31, 2011 is traded in the market and is classified as a Level 2 measurement based on the pricing methodology and the limited trading of the securities. The fair value was determined based on the quoted market values. The remainder of the Company’s debt, primarily consisting of foreign subsidiaries’ debt, is asset-backed and is classified as Level 3. As this debt carries variable rates and minimal credit risk, the book value approximates the fair value for this debt.

The Company is party to certain derivative financial instruments, which are all classified as Level 2 measurements determined using significant other observable inputs. The Company also has certain assets that have been classified as held for sale. The fair value of the long-lived assets held for sale was determined using third-party appraisals. The third-party appraisals use current market conditions adjusted for asset specific characteristics to determine the fair market value; therefore, they are classified as Level 3.

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and accruals approximate fair value because of the short maturity of these instruments.

The Company did not have any assets or liabilities that were measured at fair value on a nonrecurring basis during the three months ended March 31, 2012.

Note 17. Acquisitions and Joint Ventures

Ningbo Joint Venture

In February 2012, a foreign subsidiary of the Company reached an agreement with Ningbo Beilun Ditong Auto Parts Co., Ltd. (a subsidiary of Ditong Automotive Products Co., Ltd) and Zhejiang Jirun Automobile Co. Ltd. (a subsidiary of Geely Automobile Co., Ltd), subject to the approval of the Chinese government, to form a majority-owned joint venture located in Ningbo, China. The agreement is expected to be approved during the second quarter of 2012.

Xiangtan Joint Venture

In July 2011, a foreign subsidiary of the Company reached an agreement with Xiangtan Ditong Automotive Industrial Machinery Co., Ltd. (DIT) to form a joint venture in which the Company exercises control that was approved by the Chinese government in September 2011. At inception, the joint venture partner contributed its facility located in Xiangtan, Hunan Province, China in exchange for 50% ownership, which resulted in a $5.9 million noncontrolling interest. In March 2012, the Company contributed additional capital to the joint venture in exchange for 51% ownership. The joint venture is included in the Company’s Condensed Consolidated Financial Statements because the Company exercises control.

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

In accordance with FASB ASC No. 805, the preliminary purchase price allocation is subject to additional adjustment within one year after the acquisition as additional information on asset and liability valuations becomes available. Through December 31, 2011, minor adjustments were recorded related to accrued expenses and property, plant, and equipment. Through March 31, 2012, no additional adjustments were recorded and the Company does not anticipate making any further adjustments to recorded fair values.

Note 18. Commitments and Contingencies

Compensation Programs

The primary objectives of the Company’s compensation programs are to (i) attract, motivate and retain the best executive officers with the skills necessary to successfully manage the business, and (ii) align the interests of the executive officers with stockholders by rewarding them for strong Company performance.

Supplemental Value Creation Program

The Supplemental Value Creation Program was created on February 19, 2010. The Supplemental Value Creation Program provided for a $7.5 million cash bonus to be paid to approximately 70 executives, subject to vesting requirements of nine and 18 months, if a Qualifying Liquidation Event were to occur. A Qualifying Liquidation Event was initially defined to have occurred if the Preferred Unit holders received a cash distribution in an amount equal to the full value of their preferred investment in the Company. On July 22, 2010, the Supplemental Value Creation Program was modified to include the retirement of the existing first lien term loan in full or consummation of an initial public offering as Qualifying Liquidation Events. As the Company retired its first lien term loan on August 24, 2010, the Company began recording a liability in August 2010 related to this Program. The Company recorded an expense of $0.7 million and $1.1 million, respectively, during the three months ended March 31, 2012 and 2011. The Company paid $3.3 million upon the nine month vesting of this Program during the second quarter of 2011 and paid an additional $3.1 million upon the eighteen month vesting of this Program during the first quarter of 2012.

Long Term Incentive Program

The Board established the Long Term Incentive Program on February 19, 2010. Participants were entitled to receive special cash bonuses if a Qualifying Transaction occurred. For this program, a “Qualifying Transaction” was defined as a distribution to the Company’s Preferred Unit holders in excess of $50 million. In the event of an IPO, the special bonuses were expected to be paid in the form of restricted stock units (“RSUs”), the number of which was to be determined on the basis of the amount of value attributable to the Preferred Unit holders. A Qualifying Transaction was not a prerequisite to such award of RSUs. In connection with the Company’s IPO, the special bonuses were paid in the form of RSUs under the 2010 Equity Incentive Plan (see note 14); therefore, no cash bonuses were paid under this Program.

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

Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. The established liability for environmental matters is based upon management’s best estimates of expected investigation/remediation costs related to environmental contamination. It is possible that actual costs associated with these matters will exceed the environmental reserves established by the Company. Inherent uncertainties exist in the estimates, primarily due to unknown environmental conditions, changing governmental regulations and legal standards regarding liability and evolving technologies for handling site remediation and restoration. At March 31, 2012 and December 31, 2011, the Company had accrued $2.5 million for environmental matters.

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

In connection with the bankruptcy of Tower Automotive, Inc., all of the assets not acquired by Tower Automotive, LLC were transferred to a Post-Consummation Trust (the “Post-Consummation Trust”). The Company agreed to pay up to $70 million to the Post-Consummation Trust to relinquish certain defined liabilities to date. The Company has made payments of $57.5 million and remains contingently liable to pay an additional $12.5 million. As of March 31, 2012, the Company has not recorded a liability for the $12.5 million since it does not believe it is probable that any additional payments to the trust will be required; therefore, these amounts were eliminated as part of the final purchase accounting adjustments. To the extent that future payments are required, the payments will be expensed.

The Company has been subject to various governmental audits in Brazil.  During the first quarter of 2011, the Company received a favorable court ruling on one of these matters and was able to reduce its liability by $7 million.  As of March 31, 2012, the Company has a remaining liability recorded of $2.1 million and may be required to pay up to $7 million.  To the extent that future payments are required above the amount recorded as a liability, the payments will be expensed.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Company Overview

We are a leading integrated global manufacturer of engineered structural metal components and assemblies primarily serving automotive original equipment manufacturers, or OEMs. We offer our automotive customers a broad product portfolio, supplying body-structure stampings, frame and other chassis structures, as well as complex welded assemblies, for small and large cars, crossovers, pickups and sport utility vehicles, or SUVs. Our products are manufactured at 35 production facilities strategically located near our customers in North America, South America, Europe and Asia. We support our manufacturing operations through nine engineering and sales locations around the world. Our products are offered on a diverse mix of vehicle platforms, reflecting the balanced portfolio approach of our business model and the breadth of our product capabilities. We supply products to approximately 175 vehicle models globally to 13 of the 15 largest OEMs based on 2011 production volumes.

Recent Trends

During the first quarter of 2012, industry production volumes decreased from 2011 in Europe, China, and Brazil while increasing in North America and South Korea. IHS Automotive® expects production volumes for full year 2012 to increase in all regions in which we operate when compared to 2011, with the exception of Europe. According to IHS Automotive®, Europe volume is expected to recover in 2013 and beyond. Although vehicle production in North America has improved, it has not yet recovered to levels experienced prior to 2008.

Factors Affecting our Industry, Revenues and Expenses

For information regarding factors that affect our industry, our revenues and our expenses, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Results of Operations—Three Months Ended March 31, 2012 Compared with the Three Months Ended March 31, 2011

The following table presents production volumes in specified regions according to April IHS Automotive®, for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 (in millions of units produced):

	Europe	Korea	China	North America	Brazil
Three Months Ended March 31, 2012	5.1	1.2	4.0	3.9	0.7
Three Months Ended March 31, 2011	5.3	1.1	4.1	3.4	0.8

Increase / (decrease)	(0.2)	0.1	(0.1)	0.5	(0.1)
Percentage change	(5)%	7%	(2)%	16%	(9)%

According to April IHS Automotive®, full year vehicle production is expected to increase by 12% in North America and decrease by 6% in Europe during 2012 as compared to 2011.

The following table presents selected financial information for the three months ended March 31, 2012 and 2011 (in millions):

	International		Americas		Consolidated
	Three Months Ended		Three Months Ended		Three Months Ended
	March 31,		March 31,		March 31,
	2012	2011	2012	2011	2012	2011

Revenues	$336.6	$336.1	$281.0	$263.5	$617.6	$599.6
Cost of sales	306.5	301.6	250.9	228.4	557.4	530.0
Gross profit	30.1	34.5	30.1	35.1	60.2	69.6
Selling, general, and administrative expenses	13.6	15.5	24.5	22.2	38.1	37.7
Amortization	0.7	0.7	0.5	0.2	1.2	0.9
Restructuring and asset impairments	1.0	-	0.9	0.5	1.9	0.5
Operating income	$14.8	$18.3	$4.2	$12.2	19.0	30.5
Interest expense, net					15.4	12.3
Other expense					-	0.9
Provision for income taxes					2.4	6.6
Noncontrolling interest, net of tax					1.4	1.7
Net income / (loss) attributable to Tower International, Inc.					$(0.2)	$9.0

Comparison of Periods – GAAP Analysis of Consolidated Results

Revenues

Total revenues increased during the three months ended March 31, 2012 by $18 million or 3% from the three months ended March 31, 2011, reflecting primarily higher volume in both our Americas segment ($22.4 million) and our International segment ($9.8 million). Revenues were adversely impacted by the strengthening of the U.S. dollar against foreign currencies in our International segment, primarily the Euro ($7.9 million) and in our Americas segment, primarily the Brazilian Real ($3.3 million). Revenues were also adversely impacted by unfavorable pricing and economics ($3 million).

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

Total gross profit decreased by $9.4 million or 14% from the three months ended March 31, 2011 to the three months ended March 31, 2012, while our gross profit margin decreased from 11.6% during the 2011 period to 9.7% in the 2012 period. The decrease in total gross profit reflects unfavorable product mix ($2.2 million), unfavorable foreign exchange ($1.7 million), and net unfavorable volume effects including capacity-related fixed cost additions ($0.5 million). All other factors were net unfavorable by $5 million. Cost of sales was adversely affected by unfavorable pricing and economics ($8.8 million) offset in part by favorable efficiencies ($2.9 million). Gross profit was also adversely impacted by the non-recurrence of customer cost recoveries in 2012 ($4.3 million) and the non-recurrence of a favorable settlement associated with a value added tax audit in Brazil ($2.7 million), offset partially by lower launch costs ($3.4 million).

Total gross profit was positively impacted by a reduction in the depreciation included in cost of sales from $28.2 million during the three months ended March 31, 2011 to $23.3 million during the three months ended March 31, 2012. The decrease reflected primarily a significant portion of our assets becoming fully depreciated in 2011 and the strengthening of the U.S. dollar against foreign currencies, offset partially by the depreciation at Tower Defense & Aerospace that was acquired in April 2011.

Selling, General, and Administrative Expenses (“SG&A”)

Total SG&A increased $0.4 million or 1% from the three months ended March 31, 2011, reflecting primarily higher compensation expense associated with stock options and RSUs ($0.6 million) offset partially by the strengthening of the U.S. dollar against foreign currencies.

Amortization Expense

Total amortization expense increased $0.3 million or 33% from the three months ended March 31, 2011, reflecting primarily the amortization of the intangible asset recorded at Tower Defense & Aerospace in April 2012. Our amortization expense consists of the charges we incur to amortize certain intangible assets.

Restructuring and Asset Impairment Expense

Total restructuring expense increased $1.4 million from the three months ended March 31, 2011. During 2012, we incurred charges of $1.9 million which consisted of the recurring costs for maintaining our North American closed plants and severance costs in Europe to improve efficiencies. During 2011, we incurred charges of $0.5 million which consisted of the recurring costs for maintaining our North American closed plants and severance costs in Brazil to improve manufacturing efficiencies, which were offset partially by the favorable adjustment of a liability pertaining to our North American closed facilities.

Interest Expense, net

Interest expense, net, increased $3.1 million or 25% from the three months ended March 31, 2011 reflecting primarily the non-recurrence of a favorable settlement relating to the interest associated with a value added tax audit in Brazil in 2011 ($4.3 million) and the higher interest expense associated with our Amended ABL Revolver and new Letter of Credit Facility ($0.8 million). These factors were offset partially by the lower interest expense on our senior secured notes due to the lower balance outstanding during 2012 ($1.5 million) and the strengthening of the U.S dollar against foreign currencies.

Provision for Income Taxes

Income tax expense decreased $4.2 million or 64% from the three months ended March 31, 2011 reflecting primarily lower income and the non-recurrence of a $1.3 million income tax expense related to the favorable settlement of a value added tax audit in Brazil. Our income tax expense varies each period depending on the level and mix of income and losses generated in the various jurisdictions in which we do business. Our actual income tax expense is higher than the expected income tax expense based on statutory rates primarily because we have not recorded tax benefits on net losses incurred in certain jurisdictions. The jurisdictions that have had historical cumulative losses are primarily the U.S and the Netherlands. We have not recorded an income tax benefit on these losses due to the uncertainty of the future realization of the deferred tax assets generated by the cumulative losses. We continually evaluate our net deferred tax asset positions in our other jurisdictions and will record a valuation allowance in these jurisdictions when there is a history of cumulative losses and uncertainty of the future realization of the deferred tax assets.

Noncontrolling Interest, Net of Tax

The adjustment to our earnings required to give effect to the allocation of noncontrolling interests decreased by $0.3 million or 18% from the three months ended March 31, 2011, reflecting decreased earnings in our Chinese joint ventures related primarily to lower volumes.

Comparison of Periods—Non-GAAP Analysis of Adjusted EBITDA

A reconciliation of Adjusted EBITDA to net income / (loss) attributable to Tower International, Inc. for the periods presented is set forth below (in millions):

	International		Americas		Consolidated
	Three Months Ended		Three Months Ended		Three Months Ended
	March 31,		March 31,		March 31,
	2012	2011	2012	2011	2012	2011

Adjusted EBITDA	$25.3	$33.8	$25.5	$31.9	$50.8	$65.7
Intercompany charges	3.4	1.9	(3.4)	(1.9)	-	-
Restructuring and asset impairments	(1.0)	-	(0.9)	(0.5)	(1.9)	(0.5)
Depreciation and amortization	(12.5)	(16.8)	(13.2)	(13.3)	(25.7)	(30.1)
Receivable factoring charges and other	(0.1)	(0.1)	0.1	-	-	(0.1)
Incentive compensation related to funding events (a)	(0.3)	(0.5)	(3.9)	(4.0)	(4.2)	(4.5)
Operating income	$14.8	$18.3	$4.2	$12.2	19.0	30.5
Interest expense, net					(15.4)	(12.3)
Other expense (b)					-	(0.9)
Provision for income taxes					(2.4)	(6.6)
Noncontrolling interest, net of tax					(1.4)	(1.7)
Net income / (loss) attributable to Tower International, Inc.					$(0.2)	$9.0

(a)	Represents the one-time compensation programs triggered by the closing of the senior secured notes offering and the closing of the initial public offering in 2010. The compensation charges are incurred during the applicable vesting periods of each program.
(b)	Represents the premium paid in connection with the retirement of our senior secured notes.

The following table presents revenues (a GAAP measure) and Adjusted EBITDA (a non-GAAP measure) for the three months ended March 31, 2012 and 2011 (in millions) as well as an explanation of variances:

	International		Americas		Consolidated
	Revenues	Adjusted EBITDA(c)	Revenue	Adjusted EBITDA(c)	Revenue	Adjusted EBITDA(c)
Three Months Ended March 31, 2012 results	$336.6	$25.3	$281.0	$25.5	$617.6	$50.8
Three Months Ended March 31, 2011 results	336.1	33.8	263.5	31.9	599.6	65.7
Variance	$0.5	$(8.5)	$17.5	$(6.4)	$18.0	$(14.9)

Variance attributable to:
Volume and mix	$9.8	$(0.7)	$22.4	$(2.0)	$32.2	$(2.7)
Foreign exchange	(7.9)	(1.4)	(3.3)	(0.4)	(11.2)	(1.8)
Pricing and economics	(1.4)	(4.8)	(1.6)	(4.5)	(3.0)	(9.3)
Efficiencies	—	0.3	—	2.6	—	2.9
Selling, general and administrative expenses and other items (d)	—	(1.9)	—	(2.1)	—	(4.0)
Total	$0.5	$(8.5)	$17.5	$(6.4)	$18.0	$(14.9)

(c)	We have presented a reconciliation of Adjusted EBITDA to net income / (loss) attributable to Tower International, Inc. above.

(d)	When we refer to “selling, general and administrative expenses (“SG&A”) and other items”, the “other items” refer to (i) savings which we generate after implementing restructuring actions, (ii) the costs associated with launching new products, and (iii) one-time items which may include reimbursement of costs.

Adjusted EBITDA

When we analyze Adjusted EBITDA, we separately categorize external factors—volume, product mix and foreign exchange—and all other factors which impact Adjusted EBITDA, which we refer to as “other factors.”

Consolidated Company: Consolidated Adjusted EBITDA decreased by $14.9 million or 23% from the three months ended March 31, 2011, reflecting primarily unfavorable product mix ($2.2 million), unfavorable foreign exchange ($1.8 million), and net unfavorable volume effects including capacity-related fixed cost additions ($0.5 million). All other factors were net unfavorable by $10.4 million, reflecting unfavorable pricing and economics ($9.3 million) and unfavorable SG&A expenses and other items ($4 million), offset partially by favorable efficiencies ($2.9 million).

International Segment: In our International segment, Adjusted EBITDA decreased by $8.5 million or 25% from the three months ended March 31, 2011, reflecting primarily unfavorable product mix ($1.5 million) and unfavorable foreign exchange ($1.4 million), offset partially by higher volumes ($0.8 million). All other factors were net unfavorable by $6.4 million, reflecting unfavorable pricing and economics ($4.8 million), principally product pricing and labor costs, and unfavorable SG&A expenses and other items ($1.9 million), offset partially by favorable efficiencies ($0.3 million). Efficiencies were negatively impacted by the costs incurred associated with several press break downs ($2.3 million). SG&A spending and other items reflect primarily the non-recurrence of customer cost recoveries in 2012 ($4.3 million) offset partially by lower launch costs ($1.1 million).

Americas Segment: In our Americas segment, Adjusted EBITDA decreased by $6.4 million or 20% from the three months ended March 31, 2011, reflecting primarily net unfavorable volume effects including Tower Defense & Aerospace ($1.3 million), unfavorable product mix ($0.7 million), and unfavorable foreign exchange ($0.4 million). All other factors were net unfavorable by $4 million, reflecting unfavorable pricing and economics ($4.5 million), principally product pricing and labor costs, and unfavorable SG&A expenses and other items ($2.1 million), offset partially by favorable efficiencies ($2.6 million). SG&A spending and other items reflect primarily the non-recurrence of a favorable settlement associated with a value added tax audit in Brazil ($2.7 million) and higher compensation expense associated with stock options and RSUs ($0.6 million), offset partially by lower launch costs ($2.3 million).

Restructuring

The following table sets forth our net restructuring expense by type for the periods presented (in millions):

	Three Months Ended March 31,
	2012	2011
Employee termination costs	$1.1	$0.7
Other exit costs	0.8	(0.2)
Asset impairments	-	-
Total	$1.9	$0.5

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

The charges incurred during the three months ended March 31, 2012 related to the ongoing maintenance of facilities closed in our Americas segment as a result of prior actions and the charges incurred in the International segment related to severance costs in Europe to improve efficiencies.

The charges incurred during the three months ended March 31, 2011 related to the ongoing maintenance of facilities closed in our Americas segment as a result of prior actions and severance costs in Brazil to improve manufacturing efficiencies, which were offset partially by the favorable adjustment of a liability pertaining to closed facilities in our Americas segment.

We expect to continue to incur additional restructuring expense in 2012 primarily related to previously announced restructuring actions and may engage in new actions if business conditions warrant further actions. We do not anticipate that any additional expense will be significant with respect to previously announced actions.

Liquidity and Capital Resources

General

We generally expect to fund expenditures for operations, administrative expenses, capital expenditures and debt service obligations with internally generated funds from operations, and satisfy working capital needs from time-to-time with borrowings under our revolving credit facility or use of cash on hand. As of March 31, 2012, we had available liquidity (the components of which are described below under “—Sources and Uses of Liquidity”) of $239.4 million, which we believe is adequate to fund our working capital requirements for at least the next 12 months. We believe that we will be able to meet our debt service obligations and fund our short-term and long-term operating requirements for at least the next 12 months with cash flow from operations, cash on hand, and borrowings under our revolving credit facility.

Cash Flows and Working Capital

The following table shows the components of our cash flows for the periods presented (in millions):

	Three Months Ended March 31,
	2012	2011
Net cash provided by / (used in):
Operating activities	$5.7	$(14.0)
Investing activities	(35.9)	(38.0)
Financing activities	26.4	33.5

Net Cash Provided by Operating Activities. During the three months ended March 31, 2012, we generated $5.7 million of cash flow from operations compared with cash utilized of $14 million during the three months ended March 31, 2011. The primary reason for this increase was the fluctuation in working capital items. During the three months ended March 31, 2012, we utilized $23.5 million of cash through working capital items, reflecting primarily higher net trade accounts receivable offset partially by higher trade accounts payable (net $22.4 million) due to increased sales during the first quarter of 2012 compared to the fourth quarter of 2011, increased inventory of $16.4 million due to higher sales, and the decrease of our interest payable during the first three months of 2012 of $9.7 million related primarily to the semi-annual interest payment that occurred in March 2012 on our senior secured notes. These negative impacts to working capital were offset partially by the timing of the net effect of payments and receipts of customer funded tooling and other reimbursements, which were $16.2 million favorable during the first three months of 2012.

Net Cash Used in Investing Activities. Net cash utilized in investing activities was $35.9 million during the three months ended March 31, 2012 compared to $38 million during the three months ended March 31, 2011. The $2.1 million change reflects the increase in capital expenditures related primarily to the timing of program launches which were offset partially by the acquisition of a third-party debt instrument in the first quarter of 2011 related to the acquisition of W Industries.

Net Cash Provided by Financing Activities. Net cash provided by financing activities was $26.4 million during the three months ended March 31, 2012 compared to $33.5 million during the three months ended March 31, 2011. The $7.1 million change was attributable primarily to decreased borrowings. In the first quarter of 2011, we repurchased $17 million of our senior secured notes.

Working Capital

We manage our working capital by monitoring key metrics principally associated with inventory, accounts receivable and accounts payable. We have implemented various inventory control processes that have allowed us to maintain low levels of inventory days on hand, with quarterly average days on hand of 15 days for the fourth quarter of 2011 and the first quarter of 2012. Even though days on hand remained consistent, our inventory levels increased from $85.1 million at December 31, 2011 to $101.5 million at March 31, 2012. The increase reflects primarily the higher volumes experienced during the first quarter of 2012 compared to the fourth quarter of 2011.

We have continued our efforts to match the terms on which we pay our suppliers with the payment terms we receive from our customers in an effort to remain cash flow neutral with respect to our trade payables and receivables. Our accounts receivable balance increased from $328 million as of December 31, 2011 to $358.1 million as of March 31, 2012. The increase reflects increased revenues during the first quarter of 2012 as compared with the last quarter of 2011. Our February and March 2012 revenues were $432.9 million as compared with $404.9 million during November and December 2011. The percentage increase in sales approximated the percentage increase in accounts receivable.

Our accounts payable balance increased from $395.3 million as of December 31, 2011 to $414.1 million as of March 31, 2012. The change approximates the increase in our accounts receivable reflecting primarily the matching of terms with our customers and vendors as described above.

On March 31, 2012 and December 31, 2011, we had working capital balances of $13.1 million and $(9.9) million, respectively. We negotiate our payment terms to our vendors to either match or exceed the payment terms that we receive from our customers on our accounts receivable and our pre-paid tooling. In addition, we actively manage our inventory balances to minimize the inventory on hand which is facilitated by our customers’ just-in-time manufacturing process. We also have a substantial portion of our foreign subsidiary debt subject to annual renewal. Historically, we have been successful in renewing this debt as it becomes due.

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

Sources and Uses of Liquidity

At March 31, 2012, we had available liquidity in the amount of $239.4 million, which consisted of $134 million of cash on hand and unutilized borrowing availability of $77.2 million and $28.2 million, respectively, under our U.S. and foreign credit facilities. A significant portion of our cash balance is located at foreign subsidiaries and our ability to efficiently access cash in certain subsidiaries and foreign jurisdictions is subject to the business needs of the operations. As of December 31, 2011 and March 31, 2011, we had available liquidity in the amount of $258.4 million and $231.6 million, respectively.

As of March 31, 2012, we had short-term debt of $117.5 million, of which $67.3 million related to debt in South Korea, $26.2 million related to debt in Brazil, $22 million related to receivable factoring in Europe, $1.5 million related to debt in China, and $0.5 million of other debt. The majority of our South Korean and Brazilian debt is subject to annual renewal. Historically, we have been successful in renewing this debt on an annual basis, but we cannot assure you that this debt will continue to be renewed or, if renewed, that this debt will continue to be renewed under the same terms. The receivable factoring in Europe consists of uncommitted, demand facilities which are subject to termination at the discretion of the banks, although we have not experienced any terminations by the banks at any time since the 2007 acquisition. We believe that we will be able to continue to renew the majority of our South Korean and Brazilian debt and to continue the receivable factoring in Europe.

During the first quarter of 2012:

•in South Korea, we renewed $13.7 million (KRW 15.5 billion) of maturing secured indebtedness and $1.8 million (KRW 2 billion) of maturing unsecured indebtedness for an additional year. The terms of the new loans are substantially the same as the other portfolio loans.

•in Brazil, one of the local banks provided us with a $8.2 million (R$15 million) new term loan with a maturity date of September 2013 and an interest rate that approximates the other portfolio loans. This loan replaces other loans that matured during the first quarter of 2012. In addition, two of the local banks provided us with aggregate loans of $0.7 million (R$1.3 million) that have maturity dates of July 2021 and September 2021. These loans have interest rates of 8.7% which is below the weighted average interest rate of the other portfolio loans.

•in China, we obtained a $1.5 million (RMB 9.2 million) secured line of credit, which matures in February 2013, and bears an interest rate of 7.54%.

Debt

As of March 31, 2012, we had outstanding indebtedness, excluding capital leases, of approximately $599.7 million, which consisted of the following:

•	$71 million indebtedness outstanding under our asset-based lending revolving credit facility;
•	$353.7 million (net of a $8.3 million discount) of indebtedness outstanding on our senior secured notes;
•	$174.3 million of foreign subsidiary indebtedness; and
•	$0.7 million of indebtedness owed to the Detroit Investment Fund.

Our asset-based revolving credit facility, which we refer to as our Amended ABL Revolver, provides for a revolving credit facility in the aggregate amount of $150 million, subject to a borrowing base limitation. Our Amended ABL revolver provides for the issuance of letters of credit in an aggregate amount not to exceed $50 million, provided that the total amount of credit (inclusive of revolving loans and letters of credit) extended under our Amended ABL Revolver is subject to an overall cap, on any date, equal to the lesser of $150 million or the amount of the borrowing base on such date. The borrowing base is based upon the value of certain of our assets, including certain of our accounts receivable, inventory and PP&E, and thus changes from time to time depending on the value of the assets included within the borrowing base. The administrative agent for this facility causes to be performed an appraisal of the assets (other than the accounts receivable) included in the calculation of the borrowing base either on an annual basis or, if our availability under the facility is less than the greater of (i) 15% of the total commitment (which is currently $150 million) or (ii) $22.5 million during any twelve month period, as frequently as on a semi-annual basis. In addition, if certain material defaults under the facility have occurred and are continuing, the administrative agent has the right to perform any such appraisal as often as it deems necessary in its sole discretion. Our administrative agent may make adjustments to our borrowing base pursuant to these appraisals. These adjustments may negatively impact our ability to obtain revolving loans or support our letters of credit needs under our Amended ABL Revolver. Based on the value of our assets at March 31, 2012, we were entitled to borrow $148.2 million under our Amended ABL Revolver at March 31, 2012. On that date, we had $71 million of borrowings under the Amended ABL Revolver and no letters of credit outstanding under the Amended ABL Revolver. Thus, we could have borrowed an additional $77.2 million under the Amended ABL Revolver as of March 31, 2012, calculated as follows (in millions):

Revolver borrowing base	$148.2
Borrowings on revolver	71.0
Letters of credit outstanding on revolver	-
Availability	$77.2

Our Amended ABL Revolver bears interest at a base rate plus a margin or at LIBOR plus a margin. The applicable margin is determined by reference to the average availability under the Amended ABL Revolver over the preceding three months. The applicable margins as of March 31, 2012 were 2.25% and 3.25% for base rate and LIBOR based borrowings, respectively. Borrowings outstanding under our Amended ABL Revolver may vary significantly from time to time depending on our cash needs at any given time. Our Amended ABL Revolver matures in June 2016.

Our Amended ABL Revolver contains customary covenants applicable to certain of our subsidiaries, including a financial maintenance covenant ratio (the “Fixed Charge Coverage Ratio”) based on the ratio of consolidated Adjusted EBITDA to consolidated fixed charges, each as defined in the agreement. If less than 12.5 percent of the total commitment is available under the facility for more than two consecutive days, we are required to maintain a consolidated Fixed Charge Coverage Ratio of not less than 1.00 to 1.00 on a rolling four quarter basis. If we are required at any time to maintain the consolidated Fixed Charge Coverage Ratio, such requirement will end if more than 12.5 percent of the total commitment is available (provided that such number cannot be less than $12.5 million) for twenty consecutive days. Our Letter of Credit Facility contains the same Fixed Charge Coverage Ratio as set forth in the Amended ABL Revolver (as such covenant is only applicable under the Letter of Credit Facility Agreement to the same extent, and at the same times, that it is applicable under the Amended Revolving Credit Facility Agreement). During the first quarter of 2012, we were in compliance with our covenants and were not required to maintain the Fixed Charge Coverage Ratio. Our financial condition and liquidity would be adversely impacted by the violation of any of our covenants.

On August 24, 2010, we consummated the sale of $430 million aggregate principal amount of our 10.625% senior secured notes (the “notes”) due 2017. The indenture governing the notes contains a provision that gives each holder of notes the right, upon a change of control, to require the Issuers to purchase all or any part of such holder’s notes at a purchase price in cash equal to 101% of the principal amount thereof plus accrued and unpaid interest. We may also redeem some or all of the notes on the terms and subject to the conditions set forth in the indenture. On March 30, 2011, we redeemed $17 million of the senior secured notes which resulted in a premium paid of $0.9 million. On October 6, 2011 and September 30, 2011, we reduced our outstanding debt by purchasing $7.5 million and $17.5 million, respectively, of our senior secured notes in the open market and immediately retired them which resulted in a premium paid of $0.1 million and $0.4 million, respectively.

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

Our other foreign subsidiary indebtedness consists primarily of borrowings in South Korea, borrowings in Brazil, factoring and a credit line in Europe, and a credit line in China, which are described above.

Capital and Operating Leases

We maintain capital leases mainly for a manufacturing facility and certain manufacturing equipment. We have several operating leases, including leases for office and manufacturing facilities and certain equipment, with lease terms expiring between the years 2012 and 2021. As of December 31, 2011, our total future operating lease payments amounted to $130.9 million and the present value of minimum lease payments under our capital leases amounted to $15.1 million. As of December 31, 2011, we were committed to making lease payments of not less than $21.2 million on our operating leases and not less than $3.8 million on our capital leases during 2012.

Off-Balance Sheet Obligations

Our only off-balance sheet obligations consist of obligations under our Letter of Credit Facility. As of March 31, 2012, letters of credit outstanding were $27.1 million under such facility.

Our Letter of Credit Facility initially provided for the issuance of up to $38 million of letters of credit with a sublimit for Euro denominated letters of credit (with an option to increase the Letter of Credit Facility to $44.5 million in the future). On August 5, 2011, we amended our Letter of Credit Facility Agreement to reduce it from $38 million to $30 million. On January 9, 2012, we amended our Letter of Credit Facility Agreement to reduce it from $30 million to $28 million. Upon a third party drawing on letters of credit issued under the Letter of Credit Facility, we will become obligated to pay to the lenders the amounts so drawn. The expiration date of the Letter of Credit Facility is June 13, 2014. Applicable fees are 8.5% on the total amount of the facility.

Disclosure Regarding Forward-Looking Statements

This report contains statements which constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including but not limited to statements relating to trends in the operations, financial results, business and products of our Company and anticipated production trends. The forward-looking statements can be identified by words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” “project,” and other similar expressions. Forward-looking statements are made as of the date of this report and are based upon management’s current expectations and beliefs concerning future developments and their potential effects on us. Such forward-looking statements are not guarantees of future performance. The following important factors, as well as any risk factors described elsewhere in this report or in our Annual Report on Form 10-K for the year ended December 31, 2011, could cause actual results to differ materially from estimates or expectations reflected in such forward-looking statements:

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

Interest Rate Risk

At March 31, 2012, we had total debt of $599.7 million (net of a $8.3 million discount), consisting of fixed rate debt of $421.6 million (70%) and floating rate debt of $178.1 million (30%). Assuming no changes in the monthly average variable-rate debt levels of $177.6 million and $135.2 million for the three months ended March 31, 2012 and 2011, respectively, we estimate that a hypothetical change of 100 basis points in the LIBOR and alternate base rate interest rates would have impacted interest expense for each of the three months ended March 31, 2012 and 2011 by $0.4 million and $0.3 million, respectively. A 100 basis point increase in interest rates would not materially impact the fair value of our fixed rate debt.

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

Our strategy for managing currency risk relies primarily upon conducting business in a foreign country in that country’s currency. We may, from time to time, also participate in hedging programs intended to reduce our exposure to currency fluctuations. We believe that the effect of a 100 basis point movement in foreign currency rates against the U.S. dollar would not have materially affected our results of operations or cash flows for the three months ended March 31, 2012 and 2011. However, we believe that the effect of a 100 basis point movement in the Euro to the U.S. dollar has the potential to materially affect our stockholders’ equity whereas we do not believe a 100 basis point movement in other foreign currencies would have a material impact. As of March 31, 2012, we estimated that a hypothetical change of 100 basis points in the Euro to the U.S. dollar exchange rate would have impacted stockholders’ equity by approximately $2.8 million.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2012. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of March 31, 2012, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1A. Risk Factors.

There have been no material changes in our risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities

On March 1, 2012, one-third of the stock options and restricted stock units (“RSUs”) granted on March 1, 2011 vested.  We reduced the number of shares issuable upon vesting by 6,494 shares, valued at a price of $12.74 per share, to cover the minimum statutory withholding taxes for certain of the vested participants. This information is reflected in the table below:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (1)
January 1 through January 31, 2012	-	$-
February 1 through February 29, 2012	-	-
March 1 through March 31, 2012	6,494	12.74
Total	6,494	$12.74

(1) We have not announced a general plan or program to purchase shares.

Item 6. Exhibits.

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer

32.1	Section 1350 Certification of the Chief Executive Officer *

32.2	Section 1350 Certification of the Chief Financial Officer *

101.INS	XBRL Instance Document **

101.SCH	XBRL Taxonomy Extension Scheme Document **

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **

101.LAB	XBRL Taxonomy Extension Label Linkbase Document **

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **

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

Tower International, Inc.

Date: May 3, 2012	/s/ James C. Gouin
James C. Gouin
Chief Financial Officer

Index to Exhibits

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer

32.1	Section 1350 Certification of the Chief Executive Officer *

32.2	Section 1350 Certification of the Chief Financial Officer *

101.INS	XBRL Instance Document **

101.SCH	XBRL Taxonomy Extension Scheme Document **

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **

101.LAB	XBRL Taxonomy Extension Label Linkbase Document **

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **

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

