Form 10-Q
period 2012-09-30
Tower International, Inc.
filed 2012-11-01
CIK 1485469

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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

Yes ☐   No ☑

As of October 30, 2012, there were 20,247,134 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

Tower International, Inc. and Subsidiaries

Form 10-Q

Table of Contents

		Page
PART I. Financial Information

Item 1.	Financial Statements (unaudited):

	Condensed Consolidated Balance Sheets at September 30, 2012 and December 31, 2011	1

	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2012 and 2011	2

	Condensed Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2012 and 2011	3

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2012 and 2011	4

	Notes to Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	38

Item 4.	Controls and Procedures	39

PART II. Other Information

Item 1A.	Risk Factors	40

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	40

Item 6.	Exhibits	40

Signatures

Exhibit Index

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer

32.1	Section 1350 Certification of the Chief Executive Officer

32.2	Section 1350 Certification of the Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Scheme Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

PART 1 — FINANCIAL INFORMATION

ITEM 1. Financial Statements.

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data - unaudited)

	September 30, 2012	December 31, 2011

ASSETS
Cash and cash equivalents	$118,970	$134,984
Accounts receivable, net of allowance of $4,265 and $3,612	345,525	327,992
Inventories (Note 3)	104,548	85,100
Deferred tax asset - current	7,680	12,966
Assets held for sale (Note 4)	4,197	4,027
Prepaid tooling, notes receivable, and other	76,593	56,189
Total current assets	657,513	621,258

Property, plant and equipment, net	699,327	667,686
Goodwill (Note 6)	63,251	63,983
Deferred tax asset - non-current	11,532	14,450
Other assets, net	28,887	30,001
Total assets	$1,460,510	$1,397,378

LIABILITIES AND STOCKHOLDERS' EQUITY

Short-term debt and current maturities of capital lease obligations (Note 8)	$158,438	$109,447
Accounts payable	371,664	395,287
Accrued liabilities	132,313	126,416
Total current liabilities	662,415	631,150

Long-term debt, net of current maturities (Note 8)	482,131	461,838
Obligations under capital leases, net of current maturities (Note 8)	10,794	12,213
Deferred tax liability - non-current	14,292	11,229
Pension liability (Note 11)	80,304	96,223
Other non-current liabilities	90,186	87,265
Total non-current liabilities	677,707	668,768
Total liabilities	1,340,122	1,299,918
Commitments and contingencies (Note 18)

Stockholders' Equity:
Tower International, Inc.'s stockholders' equity
Common stock, $0.01 par value, 350,000,000 authorized, 20,830,425 issued and 20,247,134 outstanding at September 30, 2012, and 19,983,403 issued and 19,683,032 outstanding at December 31, 2011	208	200
Additional paid in capital	319,904	311,427
Treasury stock, at cost, 583,291 shares as of September 30, 2012 and 300,371 shares as of December 31, 2011	(8,297)	(5,130)
Accumulated deficit	(182,580)	(184,492)
Accumulated other comprehensive loss (Note 12)	(83,148)	(82,002)
Total Tower International, Inc.'s stockholders' equity	46,087	40,003
Noncontrolling interests in subsidiaries	74,301	57,457
Total stockholders' equity	120,388	97,460

Total liabilities and stockholders' equity	$1,460,510	$1,397,378

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share and per share amounts - unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Revenues	$563,849	$588,991	$1,825,269	$1,791,344
Cost of sales	511,577	529,335	1,637,682	1,603,419
Gross profit	52,272	59,656	187,587	187,925
Selling, general and administrative expenses (Note 9)	33,962	42,106	106,153	119,193
Amortization expense (Note 6)	1,120	1,244	3,439	3,398
Restructuring and asset impairment charges, net (Note 7)	3,186	494	7,953	2,146
Operating income	14,004	15,812	70,042	63,188
Interest expense, net	15,372	17,021	46,890	45,600
Interest income	397	340	957	779
Other expense	-	350	-	1,200
Income / (loss) before provision for income taxes	(971)	(1,219)	24,109	17,167
Provision for income taxes (Note 10)	2,240	2,547	17,570	11,730
Net income / (loss)	(3,211)	(3,766)	6,539	5,437
Less: Net income attributable to the noncontrolling interests	1,593	1,082	4,627	4,037
Net income / (loss) attributable to Tower International, Inc.	$(4,804)	$(4,848)	$1,912	$1,400

Weighted average common shares outstanding
Basic	20,246,797	19,562,951	20,098,355	19,257,066
Diluted	20,246,797	19,562,951	20,533,788	20,012,418

Net income / (loss) per share attributable to Tower International, Inc. (Note 13):
Basic	$(0.24)	$(0.25)	$0.10	$0.07
Diluted	(0.24)	(0.25)	0.09	0.07

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands - unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Net income / (loss)	$(3,211)	$(3,766)	$6,539	$5,437
Other comprehensive income / (loss), net of tax:
Foreign currency translation adjustments	5,426	(29,957)	(3,444)	(1,756)
Amortization of net losses of defined benefit plan	829	511	2,397	1,385
Unrealized gain on qualifying cash flow hedge, net	10	(161)	21	152
Other comprehensive income / (loss)	6,265	(29,607)	(1,026)	(219)
Comprehensive income / (loss)	3,054	(33,373)	5,513	5,218
Less: Comprehensive income attributable to the noncontrolling interests	2,055	1,581	4,747	5,444
Comprehensive income / (loss) attributable to Tower International, Inc.	$999	$(34,954)	$766	$(226)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands - unaudited)

	Nine Months Ended September 30,
	2012	2011

OPERATING ACTIVITIES:
Net income	$6,539	$5,437
Adjustments required to reconcile net income to net cash provided by operating activities:
Deferred income tax provision	12,590	(869)
Depreciation and amortization	78,344	89,515
Non-cash share-based compensation	8,485	11,300
Pension expense, net of contributions	(13,552)	(10,788)
Change in working capital and other operating items	(66,565)	(93,623)
Net cash provided by operating activities	$25,841	$972

INVESTING ACTIVITIES:
Cash disbursed for purchases of property, plant and equipment, net	$(106,581)	$(82,925)
Net assets acquired, net of cash acquired	-	(22,300)
Net cash used in investing activities	$(106,581)	$(105,225)

FINANCING ACTIVITIES:
Retirement of senior secured notes	$-	(34,508)
Purchase of treasury stock	(3,167)	(5,130)
Proceeds from borrowings	494,644	504,049
Repayments of borrowings	(428,834)	(414,749)
Net cash provided by financing activities	$62,643	$49,662

Effect of exchange rate changes on cash and cash equivalents	$2,083	$946

NET CHANGE IN CASH AND CASH EQUIVALENTS	$(16,014)	$(53,645)

CASH AND CASH EQUIVALENTS:
Beginning of period	$134,984	$150,345

End of period	$118,970	$96,700

Supplemental Cash Flow Information:
Interest paid, net of amounts capitalized	$54,561	$59,543
Income taxes paid	6,791	10,525
Non-cash Activities:
Capital expenditures in liabilities for purchases of property, plant and equipment	$26,216	$20,621

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

Note 2. New Accounting Pronouncements Not Yet Adopted

As of September 30, 2012, the Company has adopted all accounting pronouncements affecting the Company.

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

	September 30, 2012	December 31, 2011
Raw materials	$48,723	$37,401
Work in process	27,581	23,372
Finished goods	28,244	24,327
Total	$104,548	$85,100

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

	September 30, 2012	December 31, 2011
Land	$2,433	$2,335
Building	1,764	1,692
Total	$4,197	$4,027

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

The components of capitalized tooling costs are as follows (in thousands):

	September 30, 2012	December 31, 2011
Customer-owned tooling, net	$33,708	$20,212
Company-owned tooling	1,090	1,595
Total tooling, net	$34,798	$21,807

Any gain recognized, which is defined as the excess of reimbursement over cost, is amortized over the life of the program. If estimated costs are expected to be in excess of reimbursement, a loss is recorded in the period when the loss is estimated.

Note 6. Goodwill and Other Intangible Assets

Goodwill

The change in the carrying amount of goodwill is set forth below on a reportable segment and consolidated basis (in thousands):

	International	Americas	Consolidated
Balance at December 31, 2011	$60,725	$3,258	$63,983
Currency translation adjustment	(473)	(259)	(732)
Balance at September 30, 2012	$60,252	$2,999	$63,251

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

Intangibles

The Company has certain intangible assets that are related to customer relationships in Europe and Brazil and a covenant not to compete agreement in North America. These intangible assets have definite lives and are amortized on a straight-line basis, which approximates the recognition of related revenue, over the estimated lives of the related assets. The intangible assets are recorded in other assets, net. The Company anticipates amortization expense of $4.7 million, $2.8 million, and $1.5 million for the years ended December 31, 2012, 2013, and 2014, respectively, at which time no further amortization expense will be incurred. The Company has incurred amortization expense of $1.1 million and $3.4 million, respectively, for the three and nine months ended September 30, 2012. The Company has incurred amortization expense of $1.2 million and $3.4 million, respectively, for the three and nine months ended September 30, 2011. The following table presents information about the intangible assets of the Company at September 30, 2012 and December 31, 2011 (in thousands):

		As of September 30, 2012		As of December 31, 2011
	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible:
Europe	6 years	$15,890	$12,123	$15,939	$10,236
Brazil	7 years	5,548	4,213	5,677	3,634
North America	2 years	2,271	1,946	2,271	973
Total		$23,709	$18,282	$23,887	$14,843

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

Restructuring Charges

Restructuring charges and asset impairments for each of the Company’s reportable segments include the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
International	$-	$-	$1,753	$-
Americas	3,186	494	6,200	2,146
Total	$3,186	$494	$7,953	$2,146

The following table sets forth the Company’s net restructuring expense by type for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Employee termination costs	$639	$-	$2,497	$1,217
Other exit costs	2,547	494	5,456	929
Total	$3,186	$494	$7,953	$2,146

The charges incurred during 2012 and 2011 related primarily to the following actions:

2012 Actions

During the three and nine months ended September 30, 2012, the charges incurred in the Americas segment related to the ongoing maintenance expense of facilities closed as a result of prior actions and the costs incurred to close two manufacturing facilities and relocate the operations to two of the Company’s existing manufacturing facilities. The charges incurred in the International segment related to severance costs in Europe to reduce fixed costs.

2011 Actions

During the three and nine months ended September 30, 2011, the charges incurred in the Americas segment related to the ongoing maintenance of facilities closed as a result of prior actions and severance costs in Brazil related to improved manufacturing efficiencies, which were offset partially by the favorable adjustment of a liability pertaining to closed facilities.

Restructuring Reserve

The table below summarizes the activity in the accrual by reportable segment, reflected in accrued liabilities, for the above-mentioned actions through September 30, 2012 (in thousands):

	International	Americas	Consolidated

Balance at December 31, 2010	$821	$887	$1,708
Payments	(501)	(1,496)	(1,997)
Increase in liability	-	937	937
Adjustment to liability	(179)	(62)	(241)
Balance at December 31, 2011	141	266	407
Payments	(1,204)	(154)	(1,358)
Increase in liability	1,761	444	2,205
Adjustment to liability	-	1,358	1,358
Balance at September 30, 2012	$698	$1,914	$2,612

Except as disclosed in the table above, the Company does not anticipate incurring additional material cash charges associated with the actions described above. The increase in the liability above does not agree with the restructuring charges in the table above as certain items are expensed as incurred related to the actions described. The liability primarily relates to severance, with the exception of costs accrued resulting from the ceased use of a facility in North America.

The liability increased during the first nine months of 2012 primarily due to an adjustment of the liability and severance accruals in Europe. The adjustment to the liability relates primarily to deferred rent credits pertaining to the Company’s facility located in Goodyear, Arizona that the Company ceased using during the first quarter of 2012. The majority of the $2.6 million restructuring reserve accrued as of September 30, 2012 is expected to be paid in 2012. The liability decreased during the year ended December 31, 2011 primarily due to payments made relating to prior accruals.

During the nine months ended September 30, 2012, the Company incurred payments related to prior accruals in Europe of $1.2 million and in North America of $0.2 million. During the year ended December 31, 2011, the Company incurred payments related to prior accruals in Europe of $0.5 million and in North America of $1.5 million.

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

As of September 30, 2012, the outstanding principal balance on the notes was $354.5 million (net of a remaining $7.5 million original issue discount).

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

As of September 30, 2012, there was $145.8 million of borrowing availability under the Amended ABL Revolver, of which $77.5 million of borrowings were outstanding. As of September 30, 2012, the applicable margins were 2.25% per annum and 3.25% per annum for base rate and LIBOR based borrowings, respectively, resulting in a weighted average interest rate of 3.95% per annum.

Detroit Investment Fund

The Company assumed an unsecured debt instrument of $1 million owed to the Detroit Investment Fund, L.P. (“DIF”) upon the acquisition of substantially all of the assets of W Industries (see note 17). The debt instrument requires monthly principal and interest payments with an annual interest rate of 8.5%. The instrument is scheduled to mature in April 2014. As of September 30, 2012, the outstanding principal balance was $0.6 million.

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

As of September 30, 2012, the outstanding letters of credit under the Letter of Credit Facility were $24.1 million. As of September 30, 2012, an 8.5% per annum fee was due on the total amount of the facility. This fee is subject to change in the future based upon then current market conditions.

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

Debt Issue Costs

The Company incurred interest expense related to the amortization of debt issue costs of $0.4 million and $1.4 million, respectively, during the three and nine months ended September 30, 2012. The Company incurred interest expense related to the amortization of debt issue costs of $0.8 million and $1.7 million, respectively, during the three and nine months ended September 30, 2011.

Other Foreign Subsidiary Indebtedness

As of September 30, 2012, other foreign subsidiary indebtedness of $206 million consisted primarily of borrowings in South Korea of $122.6 million, borrowings in Brazil of $30.2 million, receivables factoring in Europe of $22.5 million, other indebtedness in Europe of $21.5 million, and borrowings in China of $9.2 million.

The change in foreign subsidiary indebtedness from September 30, 2012 to December 31, 2011 was explained by the following:

	South Korea	Brazil	Europe	China
Balance as of December 31, 2011	$98,605	$30,459	$31,202	$-
Maturities of indebtedness	(44,831)	(15,371)	(11,416)	-
New / renewed indebtedness	47,579	17,481	21,484	9,245
Change in borrowings on credit facilities	17,061	-	2,989	-
Foreign exchange impact	4,157	(2,413)	(243)	-
Balance as of September 30, 2012	$122,571	$30,156	$44,016	$9,245

Generally, borrowings of foreign subsidiaries are made under credit agreements with commercial lenders and are used to fund working capital and other operating requirements.

South Korea

As of September 30, 2012, the Company’s South Korean subsidiary had borrowings of $122.6 million (KRW 136.5 billion), consisting of secured indebtedness of $59.2 million (KRW 65.9 billion), unsecured indebtedness of $27.5 million (KRW 30.6 billion), secured bonds of $22.4 million (KRW 25 billion), unsecured corporate bonds of $9 million (KRW 10 billion) issued in connection with a government sponsored collateralized bond program, and unsecured bonds of $4.5 million (KRW 5 billion) which have annual interest rates ranging from 4.6% to 8.32% and maturity dates ranging from November 2012 to August 2014. As of September 30, 2012, the weighted average interest rate on the borrowings in South Korea was 6.38% per annum. The majority of these borrowings are subject to renewal. Substantially all of the assets of the Company’s South Korean subsidiary serve as collateral for the secured indebtedness and secured bonds.

During the third quarter of 2012, the Company renewed $18.7 million (KRW 20.8 billion) of maturing unsecured indebtedness for an additional year and obtained new secured indebtedness of $0.5 million (KRW 0.5 billion), which has a maturity date of August 2013. The interest rates of the new loans are substantially the same as the other portfolio loans.

Brazil

As of September 30, 2012, the Company’s Brazilian subsidiary had borrowings of $30.2 million (R$61.1 million) which have annual interest rates ranging from 5.5% to 15.39% and maturity dates ranging from October 2012 to July 2022. As of September 30, 2012, the weighted average interest rate on the borrowings in Brazil was 11.87% per annum. This credit is provided through bilateral agreements with four local banks. Periodic interest and principal payments are required. The loans are secured by certain fixed and current assets.

During the third quarter of 2012, one of the local banks provided the Company with a $4.9 million (R$10 million) new term loan with a maturity date of September 2013 that bears an interest rate of 13.48% per annum. In addition, another local bank provided the Company with a term loan of $1.1 million (R$2.2 million). This loan has a maturity date of July 2022 and bears an interest rate of 5.5%, which is below the weighted average interest rate of the other portfolio loans.

Europe

As of September 30, 2012, the receivables factoring facilities available to the Company were $22.5 million (€17.5 million), of which the entire amount was outstanding. These are uncommitted, demand facilities which are subject to termination at the discretion of the banks, and bear interest rates based on the average three month EURIBOR plus a spread ranging from 2.15% to 4.13%. The effective annual interest rates as of September 30, 2012 ranged from 2.4% to 4.37%, with a weighted average interest rate of 3.15% per annum. Any receivables factoring under these facilities is with recourse, and is secured by the accounts receivable factored. These receivables factoring transactions are recorded in the Company’s Condensed Consolidated Balance Sheet in short-term debt and current maturities of capital lease obligations.

As of September 30, 2012, the secured line of credit available to the Company was $11.3 million (€8.8 million), of which the entire amount was outstanding. The facility bears an interest rate based on the one month EURIBOR plus 4% and has a maturity date of May 2014. The effective annual interest rate as of September 30, 2012 was 4.12% per annum. This facility is secured by certain accounts receivable related to customer funded tooling.

As of September 30, 2012, an additional secured line of credit available to the Company was $10.2 million (€8 million), of which the entire amount was outstanding. The facility bears an interest rate based on the three month EURIBOR plus 4% and has a maturity date of March 2014. The effective annual interest rate as of September 30, 2012 was 4.47% per annum. This facility is secured by mortgages over the land, certain buildings, and other assets and is subject to negotiated prepayments upon the receipt of funds from completed customer projects.

China

As of September 30, 2012, the amount outstanding on the Company’s fixed rate secured line of credit was $2.1 million (RMB 13.3 million). The credit line matures in February 2013 and bears an interest rate of 7.54%. As of September 30, 2012, the additional secured line of credit available to the Company was $5.5 million (RMB 35 million), of which the entire amount was outstanding. The credit line matures in June 2015 and bears a variable interest rate. The effective annual interest rate as of September 30, 2012 was 7.68%. These facilities are secured by machinery, equipment, and land rights.

During the third quarter of 2012, the Company obtained an additional secured line of credit of $1.6 million (RMB 10 million), of which the entire amount was outstanding. The credit line matures in July 2013 and bears an interest rate of 7.2%. This facility is secured by machinery and equipment.

Covenants

As of September 30, 2012, the Company was in compliance with the financial covenants that govern its credit agreements.

Capital Leases

The Company had capital lease obligations of $12.9 million and $15.1 million, respectively, as of September 30, 2012 and December 31, 2011 which expire between March 2013 and March 2018. Of these amounts, $2.1 million and $3 million, respectively, represents the current maturities as of September 30, 2012 and December 31, 2011.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
SG&A (excluding items below)	$33,962	$37,413	$99,894	$104,244
Supplemental value creation plan	-	1,078	721	3,355
Restricted stock units granted in connection with the IPO	-	3,615	5,538	10,494
Acquisition costs	-	-	-	1,100
Total	$33,962	$42,106	$106,153	$119,193

Note 10. Income Taxes

During the three and nine months ended September 30, 2012, the Company recognized income tax expense of $2.2 million and $17.6 million, respectively, in relation to a loss before provision for income taxes of $1 million and income before provision for income taxes of $24.1 million, respectively. The income tax expense in the third quarter included a tax benefit of $1.1 million for the favorable conclusion of a tax audit in the International segment. The income tax expense during the nine months ended September 30, 2012 included a non-cash charge of $6.5 million, which was recorded in the second quarter, for the recording of a valuation allowance on the Company’s deferred tax assets in Brazil. In accordance with FASB ASC No. 740, Income Taxes, the Company continually monitors the realizability of its deferred tax assets on a jurisdiction by jurisdiction basis. FASB ASC No. 740 requires that companies assess whether valuation allowances should be established against their deferred tax assets based on the consideration of all available evidence, both positive and negative, using “more likely than not” criteria. In making such judgments, significant weight is given to evidence that can be objectively verified, such as cumulative losses in recent years.

The Company’s analysis for the second quarter of 2012 showed that a three-year historical cumulative loss existed in Brazil. The Company looked to near-term projections and coupled them with recent historical results to analyze its cumulative income / (loss) position in Brazil. During the second quarter of 2012, the deterioration in short-term macroeconomic conditions, which included further declines in production volumes from the Company’s key customers, was worse than anticipated, resulting in lower projected earnings in the near-term. Based on the guidance in FASB ASC No. 740, the Company determined that it was unable to overcome the negative evidence of a three-year cumulative operating loss, in light of these deteriorating conditions. As a result, at June 30, 2012, the Company could no longer assert it was more likely than not that it will realize its deferred tax assets in Brazil. If the Company’s operations in Brazil generate sufficient profitability in the future, the valuation allowance could be reversed in whole or in part in a future period.

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

The following tables provide the components of net periodic pension benefit cost and other post-retirement benefit cost (in thousands):

	Pension Benefits		Other Benefits
	Three Months Ended September 30,		Three Months Ended September 30,
	2012	2011	2012	2011
Service cost	$11	$6	$-	$-
Interest cost	2,909	3,180	164	236
Expected return on plan assets (a)	(2,804)	(2,807)	-	-
Amortization of net losses	829	511	-	-
Net periodic benefit cost	$945	$890	$164	$236

	Pension Benefits		Other Benefits
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Service cost	$29	$24	$-	$-
Interest cost	8,731	9,420	492	708
Expected return on plan assets (a)	(8,438)	(8,451)	-	-
Amortization of net losses	2,397	1,385	-	-
Net periodic benefit cost	$2,719	$2,378	$492	$708

(a)	Expected rate of return on plan assets for 2012 is 7.4% and was 7.4% for 2011

The Company originally expected its minimum pension funding requirements to be $20.4 million during 2012. On June 29, 2012, the United States Congress passed the Moving Ahead for Progress in the 21st Century Act ("MAP-21"), which provides funding relief for defined benefit pension plan sponsors. MAP-21 was signed into law on July 6, 2012, and based on the new law, the Company now estimates its minimum pension funding requirements to be approximately $17.1 million during 2012. The Company made contributions of $9.1 million and $16.3 million, respectively, during the three and nine months ended September 30, 2012.

The Company contributed $1.1 million and $3.3 million, respectively, during the three and nine months ended September 30, 2012 to its defined contribution employee savings plans.

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

Note 12. Stockholders’ Equity and Noncontrolling Interests

The table below provides a reconciliation of the carrying amount of total stockholders’ equity, including stockholders’ equity attributable to Tower International, Inc. (“Tower”) and equity attributable to the noncontrolling interests (“NCI”) (in thousands):

	Nine Months Ended September 30,
	2012			2011
	Tower	NCI	Total	Tower	NCI	Total
Stockholders' equity beginning balance	$40,003	$57,457	$97,460	$67,367	$44,259	$111,626
Net income	1,912	4,627	6,539	1,400	4,037	5,437
Other comprehensive income / (loss):
Change in cumulative translation adjustment	(3,564)	120	(3,444)	(3,163)	1,407	(1,756)
Amortization of actuarial loss	2,397	-	2,397	1,385	-	1,385
Unrealized gain on qualifying cash flow hedge, net	21	-	21	152	-	152
Total comprehensive income / (loss)	766	4,747	5,513	(226)	5,444	5,218
Chinese joint ventures	-	12,097	12,097	-	-	-
Treasury stock	(3,167)	-	(3,167)	(5,130)	-	(5,130)
Share based compensation expense	8,485	-	8,485	11,300	-	11,300
Stockholders' equity ending balance	$46,087	$74,301	$120,388	$73,311	$49,703	$123,014

The following tables present the components of accumulated other comprehensive income / (loss) (in thousands):

	As of September 30,	As of December 31,	Other Comprehensive Income / (Loss) Attributable to
	2012	2011	Tower
Foreign currency translation	$14,149	$17,713	$(3,564)
Defined benefit plans, net	(97,330)	(99,727)	2,397
Unrealized gain on qualifying cash flow hedge, net	33	12	21
Accumulated other comprehensive loss	$(83,148)	$(82,002)	$(1,146)

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

The Company excluded 1.7 million and 1 million, respectively, of potentially anti-dilutive shares for the three and nine months ended September 30, 2012. The Company excluded 1.4 million and 0.4 million, respectively, of potentially anti-dilutive shares for the three and nine months ended September 30, 2011.

A summary of information used to compute basic and diluted net income / (loss) per share attributable to Tower International, Inc. is shown below (in thousands – except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income / (loss) attributable to Tower International, Inc.	$(4,804)	$(4,848)	$1,912	$1,400

Weighted average common shares outstanding
Basic	20,246,797	19,562,951	20,098,355	19,257,066
Diluted	20,246,797	19,562,951	20,533,788	20,012,418

Net income / (loss) per share attributable to Tower International, Inc.
Basic	$(0.24)	$(0.25)	$0.10	$0.07
Diluted	(0.24)	(0.25)	0.09	0.07

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

At September 30, 2012, there were 1,184,769 shares available for future grants of options and other types of awards under the 2010 Equity Incentive Plan. Forfeited shares may be re-issued under the plan up to the maximum amount to be issued as defined by the plan.

The following table summarizes the Company’s award activity during 2012 and 2011:

	Options		Restricted Stock Units
Outstanding at:	Shares	Weighted Average Exercise Price	Shares	Weighted Average Grant Date Fair Value
December 31, 2010	457,098	$13.00	1,763,625	$13.00
Granted	22,805	15.63	600,894	11.30
Exercised or vested	-	-	(881,815)	13.00
Forfeited	(50,463)	13.00	(76,680)	13.42
December 31, 2011	429,440	13.14	1,406,024	12.25
Granted	615,804	11.75	135,911	11.75
Exercised or vested	-	-	(847,022)	13.14
Forfeited	(46,290)	12.81	(7,473)	15.63
September 30, 2012	998,954	$12.30	687,440	$11.02

Stock options — The exercise price of each stock option equals the market price of the Company’s common stock on the date of grant. Compensation expense is recorded based on the fair value at the grant date and is recognized on a straight-line basis over the applicable vesting periods. The Company’s stock options generally vest over three years with a maximum term of ten years.

The Company calculated the weighted-average fair value of each option at the date of the grant using a Black-Scholes valuation model. The weighted-average per share fair value at grant date of the options issued during the period was $6.03. The weighted-average key assumptions used in the model for options granted in 2012 are an expected term of 6.5 years, expected volatility of 52%, and a risk free rate of 1%. The dividend yield is assumed to be zero since there are no current plans to pay common stock dividends. The Company used the simplified method to calculate the expected term because the Company has insufficient historical exercise data due to the limited period of time the Company’s common stock has been publicly traded and based on vesting periods. During the three and nine months ended September 30, 2012, the Company recognized an expense of $0.5 million and $1.2 million, respectively, relating to the options. During the three and nine months ended September 30, 2011, the Company recognized an expense of $0.2 million and $0.7 million, respectively, relating to the options. The Company did not recognize any tax benefit related to this compensation expense. As of September 30, 2012, the Company has $3.9 million of unrecognized compensation expense associated with these stock options that will be amortized on a straight-line basis over the next 24 months on a weighted average basis.

As of September 30, 2012, the Company has an aggregate of 998,954 stock options that have been granted but have not yet been exercised. As of September 30, 2012, the remaining average contractual life for the options is approximately 9 years and the options have no intrinsic value because the market price of the Company’s common stock is not in excess of the exercise price of the options granted. No stock options were exercised and 46,290 stock options were forfeited during the nine months ended September 30, 2012.

Restricted stock units (“RSUs”) — The grant date fair value of each RSU equals the market price of the Company’s common stock on the date of grant. Compensation expense is recorded based on the fair value at the grant date, less an estimated forfeiture amount, and is recognized on a straight-line basis over the applicable vesting periods.

During the three and nine months ended September 30, 2012, the Company recognized an expense of $0 million and $5.5 million, respectively, relating to the RSUs granted in connection with the Company’s IPO (see note 18). During the three and nine months ended September 30, 2011, the Company recognized an expense of $3.6 million and $10.5 million, respectively, relating to these RSUs. The Company did not recognize any tax benefit related to this compensation expense. As of April 30, 2012, all compensation expense associated with these RSUs had been recorded.

During the three and nine months ended September 30, 2012, the Company recognized an expense of $0.6 million and $1.9 million relating to all of the RSUs granted thus far, excluding the RSUs granted in connection with the IPO.  During the three and nine months ended September 30, 2011, the Company recognized an expense of $0.1 million and $0.3 million relating to these RSUs. The Company did not recognize any tax benefit related to this compensation expense. As of September 30, 2012, the Company has $5.5 million of unrecognized compensation expense associated with these RSUs that will be amortized on a straight-line basis over the next 27 months on a weighted average basis. The Company’s RSUs generally vest over a three year period.

As of September 30, 2012, the Company has an aggregate of 687,440 RSUs that have been granted but have not yet vested. In addition, 7,473 RSUs were forfeited during the nine months ended September 30, 2012.

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

The following is a summary of selected data for each of the Company’s reportable segments (in thousands):

	International	Americas	Total
Three Months Ended September 30, 2012
Revenues	$281,570	$282,279	$563,849
Adjusted EBITDA	17,577	26,633	44,210
Capital Expenditures	20,920	6,779	27,699
Total assets	964,847	495,663	1,460,510

Three Months Ended September 30, 2011
Revenues	$319,298	$269,693	$588,991
Adjusted EBITDA	23,662	25,219	48,881
Capital Expenditures	14,541	14,301	28,842

Nine Months Ended September 30, 2012
Revenues	$958,516	$866,753	$1,825,269
Adjusted EBITDA	73,730	89,154	162,884
Capital Expenditures	65,333	31,049	96,382

Nine Months Ended September 30, 2011
Revenues	$992,582	$798,762	$1,791,344
Adjusted EBITDA	86,935	83,207	170,142
Capital Expenditures	44,874	31,963	76,837

Inter-segment sales are not significant for any period presented. Capital expenditures do not equal cash disbursed for purchases of property, plant, and equipment as presented in the accompanying Condensed Consolidated Statements of Cash Flows, as capital expenditures above include amounts paid and accrued during the periods presented.

The following is a reconciliation of Adjusted EBITDA to income before provision for income taxes (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Adjusted EBITDA	$44,210	$48,881	$162,884	$170,142
Restructuring	(3,186)	(494)	(7,953)	(2,146)
Depreciation and amortization	(26,919)	(27,807)	(78,344)	(89,515)
Receivable factoring charges and other	(101)	(75)	(274)	(344)
Acquisition costs	-	-	-	(1,100)
Incentive compensation related to funding events	-	(4,693)	(6,271)	(13,849)
Interest expense, net	(14,975)	(16,681)	(45,933)	(44,821)
Other expense	-	(350)	-	(1,200)
Income before provision for income taxes	$(971)	$(1,219)	$24,109	$17,167

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

At September 30, 2012, the carrying value and estimated fair value of the Company’s total debt was $638.5 million and $678 million, respectively. At December 31, 2011, the carrying value and estimated fair value of the Company’s total debt was $568.4 million and $582.9 million, respectively. The majority of the Company’s debt at September 30, 2012 and December 31, 2011 is traded in the market and is classified as a Level 2 measurement based on the pricing methodology and the limited trading of the securities. The fair value was determined based on the quoted market values. The remainder of the Company’s debt, primarily consisting of foreign subsidiaries’ debt, is asset-backed and is classified as Level 3. As this debt carries variable rates and minimal credit risk, the book value approximates the fair value for this debt.

The Company is party to certain derivative financial instruments, which are all classified as Level 2 measurements determined using significant other observable inputs. The Company also has certain assets that have been classified as held for sale. The fair value of the long-lived assets held for sale was determined using third-party appraisals. The third-party appraisals use current market conditions adjusted for asset specific characteristics, such as comparable sales within proximity of the location, to determine the fair market value; therefore, they are classified as Level 3.

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and accruals approximate fair value because of the short maturity of these instruments.

The Company did not have any assets or liabilities that were measured at fair value on a nonrecurring basis during the nine months ended September 30, 2012.

Note 17. Acquisitions and Joint Ventures

Ningbo Joint Venture

In February 2012, a foreign subsidiary of the Company reached an agreement with Ningbo Beilun Ditong Auto Parts Co., Ltd. (a subsidiary of Ditong Automotive Products Co., Ltd) and Zhejiang Jirun Automobile Co. Ltd. (a subsidiary of Geely Automobile Co., Ltd) to form a joint venture located in Ningbo, China.

At inception, the joint venture partners contributed a facility and associated land rights located in Ningbo, China in exchange for 64% ownership, which resulted in a $12.1 million noncontrolling interest for the Company. Pending approval by the Chinese government, which is expected in the fourth quarter of 2012, the Company will acquire an additional 15% of the equity interest from the joint venture partners. As of September 30, 2012, the joint venture is included in the Company’s Condensed Consolidated Financial Statements because the Company exercises control.

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

In accordance with FASB ASC No. 805, the preliminary purchase price allocation was subject to additional adjustment within one year after the acquisition. As of September 30, 2012, the purchase price allocation period has passed; thus, no further adjustments will be recorded. The final allocation of the purchase price for the acquisition was made to the following major opening balance sheet categories (in millions):

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

Supplemental Value Creation Program

The Supplemental Value Creation Program was created on February 19, 2010. The Supplemental Value Creation Program provided for a $7.5 million cash bonus to be paid to approximately 70 executives, subject to vesting requirements of nine and 18 months, if a Qualifying Liquidation Event were to occur. A Qualifying Liquidation Event was initially defined to have occurred if the Preferred Unit holders received a cash distribution in an amount equal to the full value of their preferred investment in the Company. On July 22, 2010, the Supplemental Value Creation Program was modified to include the retirement of the existing first lien term loan in full or consummation of an initial public offering as Qualifying Liquidation Events. As the Company retired its first lien term loan on August 24, 2010, the Company began recording a liability in August 2010 related to this Program. The Company did not record an expense related to this program during the three months ended September 30, 2012; however, the Company recorded an expense of $0.7 million during the nine months ended September 30, 2012. The Company recorded an expense of $1.1 million and $3.4 million, respectively, during the three and nine months ended September 30, 2011. The Company paid $3.3 million upon the nine month vesting of this Program during the second quarter of 2011 and paid an additional $3.1 million upon the eighteen month vesting of this Program during the first quarter of 2012.

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

Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. The established liability for environmental matters is based upon management’s best estimates of expected investigation/remediation costs related to environmental contamination. It is possible that actual costs associated with these matters will exceed the environmental reserves established by the Company. Inherent uncertainties exist in the estimates, primarily due to unknown environmental conditions, changing governmental regulations and legal standards regarding liability and evolving technologies for handling site remediation and restoration. At September 30, 2012 and December 31, 2011, the Company had accrued $2.5 million for environmental matters.

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

In connection with the bankruptcy of Tower Automotive, Inc., all of the assets not acquired by Tower Automotive, LLC were transferred to a Post-Consummation Trust (the “Post-Consummation Trust”). The Company agreed to pay up to $70 million to the Post-Consummation Trust to relinquish certain defined liabilities to date. The Company has made payments of $57.5 million and remains contingently liable to pay an additional $12.5 million. As of September 30, 2012, the Company has not recorded a liability for the $12.5 million since it does not believe it is probable that any additional payments to the trust will be required; therefore, these amounts were eliminated as part of the final purchase accounting adjustments. To the extent that future payments are required, the payments will be expensed.

The Company has been subject to various governmental audits in Brazil.  During the first quarter of 2011, the Company received a favorable court ruling on one of these matters and was able to reduce its liability by $7 million.  As of September 30, 2012, the Company has a remaining liability recorded of $2.1 million and may be required to pay up to $7 million.  To the extent that future payments are required above the amount recorded as a liability, the payments will be expensed.

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

Recent Trends

During the third quarter of 2012, industry production volumes increased from 2011 in North America, China, and Brazil while decreasing in Europe and South Korea. IHS Automotive® expects production volumes for full year 2012 to increase in all regions in which we operate when compared to 2011, with the exception of Europe and South Korea. According to IHS Automotive®, Europe volume is expected to decrease slightly in 2013, but recover in 2014 and beyond.

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

Results of Operations—Three Months Ended September 30, 2012 Compared with the Three Months Ended September 30, 2011

The following table presents production volumes in specified regions according to October IHS Automotive®, for the three months ended September 30, 2012 compared to the three months ended September 30, 2011 (in millions of units produced):

	Europe	Korea	China	North America	Brazil
Three Months Ended September 30, 2012	4.2	0.9	4.1	3.6	0.9
Three Months Ended September 30, 2011	4.5	1.1	3.8	3.2	0.8

Increase / (decrease)	(0.3)	(0.2)	0.3	0.4	0.1
Percentage change	(6)%	(14)%	8%	14%	5%

The following table presents selected financial information for the three months ended September 30, 2012 and 2011 (in millions):

	International		Americas		Consolidated
	Three Months Ended		Three Months Ended		Three Months Ended
	September 30,		September 30,		September 30,
	2012	2011	2012	2011	2012	2011

Revenues	$281.6	$319.3	$282.3	$269.6	$563.9	$588.9
Cost of sales	260.0	290.8	251.6	238.5	511.6	529.3
Gross profit	21.6	28.5	30.7	31.1	52.3	59.6
Selling, general, and administrative expenses	13.3	16.4	20.7	25.7	34.0	42.1
Amortization	0.6	0.7	0.5	0.6	1.1	1.3
Restructuring and asset impairments	-	-	3.2	0.4	3.2	0.4
Operating income	$7.7	$11.4	$6.3	$4.4	14.0	15.8
Interest expense, net					14.9	16.7
Other expense					-	0.3
Provision for income taxes					2.3	2.5
Noncontrolling interest, net of tax					1.6	1.1
Net loss attributable to Tower International, Inc.					$(4.8)	$(4.8)

Comparison of Periods – GAAP Analysis of Consolidated Results

Revenues

Total revenues decreased during the three months ended September 30, 2012 by $25 million or 4% from the three months ended September 30, 2011, reflecting primarily the strengthening of the U.S. dollar against foreign currencies in our International segment, primarily the Euro ($25.2 million) and in our Americas segment, primarily the Brazilian Real ($13.3 million) as well as lower volume in our International segment ($9 million). Revenues were positively impacted by higher volume in our Americas segment ($27.6 million). Revenues were also adversely impacted by unfavorable pricing ($5.1 million).

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

Total gross profit decreased by $7.3 million or 12% from the three months ended September 30, 2011 to the three months ended September 30, 2012, and our gross profit margin decreased from 10.1% during the 2011 period to 9.3% in the 2012 period. The decrease in total gross profit reflects an unfavorable product mix ($7.3 million) and unfavorable foreign exchange ($5.2 million), offset partially by higher volumes ($2.1 million). All other factors were net favorable by $3.2 million. Cost of sales was positively impacted by favorable efficiencies ($9.9 million) offset in part by unfavorable pricing and economics ($6.3 million).

Total gross profit was positively impacted by a reduction in the depreciation included in cost of sales from $25.4 million during the three months ended September 30, 2011 to $24.7 million during the three months ended September 30, 2012.

Selling, General, and Administrative Expenses (“SG&A”)

Total SG&A decreased $8.1 million or 19% from the three months ended September 30, 2011, reflecting primarily lower compensation expense related to the IPO and senior notes offering ($4.7 million) and the strengthening of the U.S. dollar against foreign currencies, offset partially by higher compensation expense associated with stock options and RSUs ($0.8 million).

Amortization Expense

Total amortization expense decreased $0.2 million or 15% from the three months ended September 30, 2011, reflecting primarily the strengthening of the U.S. dollar against foreign currencies. Our amortization expense consists of the charges we incur to amortize certain intangible assets.

Restructuring and Asset Impairment Expense

Total restructuring expense increased $2.8 million from the three months ended September 30, 2011. During 2012, we incurred charges of $3.2 million which consisted of the recurring costs for maintaining our North American closed plants and the costs incurred to close two manufacturing facilities and relocate the operations to two of our existing manufacturing facilities in the Americas segment. During 2011, we incurred charges of $0.4 million which consisted of the recurring costs for maintaining our North American closed plants.

Interest Expense, net

Interest expense, net, decreased $1.8 million or 11% from the three months ended September 30, 2011 reflecting primarily the lower interest expense on our senior secured notes due to the repurchases made during 2011 ($1.5 million) and the strengthening of the U.S dollar against foreign currencies, offset partially by additional interest on increased borrowings at our foreign locations ($0.7 million).

Provision for Income Taxes

Income tax expense for the three months ended September 30, 2012 was $2.3 million compared to $2.5 million for the three months ended September 30, 2011. During the third quarter of 2012, we recorded a tax benefit of $1.1 million for the favorable conclusion of a tax audit in our International segment. This tax benefit was offset by higher tax expense based on the level and mix of income and losses generated in the various jurisdictions in which we do business. The actual income tax expense is higher than the expected income tax expense based on statutory rates primarily because we have not recorded tax benefits on net losses incurred in certain jurisdictions. The jurisdictions that have had historical cumulative losses are primarily the U.S., Brazil, and the Netherlands. We have not recorded income tax benefits on current year losses in the Netherlands and Brazil due to the uncertainty of the future realization of the deferred tax assets generated by the losses. The U.S. still has a full valuation allowance and the U.S. tax expense is expected to be zero for 2012 despite current year profitability. We continually evaluate our net deferred tax asset positions and valuation allowances in all jurisdictions. We record valuation allowances when a history of cumulative losses exists and there is significant uncertainty related to the future realization of the deferred tax assets. In certain circumstances, we may release some or all of a valuation allowance on deferred tax assets if a jurisdiction that has experienced historical losses returns to sustained profitability.

Noncontrolling Interest, Net of Tax

The adjustment to our earnings required to give effect to the allocation of noncontrolling interests increased by $0.5 million or 45% from the three months ended September 30, 2011, reflecting higher earnings in our Chinese joint ventures.

Comparison of Periods—Non-GAAP Analysis of Adjusted EBITDA

A reconciliation of Adjusted EBITDA to net income / (loss) attributable to Tower International, Inc. for the periods presented is set forth below (in millions):

	International		Americas		Consolidated
	Three Months Ended		Three Months Ended		Three Months Ended
	September 30,		September 30,		September 30,
	2012	2011	2012	2011	2012	2011

Adjusted EBITDA	$17.6	$23.6	$26.6	$25.2	$44.2	$48.8
Intercompany charges	3.7	1.9	(3.7)	(1.9)	-	-
Restructuring and asset impairments	-	-	(3.2)	(0.4)	(3.2)	(0.4)
Depreciation and amortization	(13.4)	(13.7)	(13.4)	(14.1)	(26.8)	(27.8)
Receivable factoring charges and other	(0.2)	-	-	(0.2)	(0.2)	(0.2)
Incentive compensation related to funding events (a)	-	(0.4)	-	(4.2)	-	(4.6)
Operating income	$7.7	$11.4	$6.3	$4.4	14.0	15.8
Interest expense, net					(14.9)	(16.7)
Other expense (b)					-	(0.3)
Provision for income taxes					(2.3)	(2.5)
Noncontrolling interest, net of tax					(1.6)	(1.1)
Net loss attributable to Tower International, Inc.					$(4.8)	$(4.8)

(a)	Represents the one-time compensation programs triggered by the closing of the senior secured notes offering and the closing of the initial public offering in 2010. The compensation charges are incurred during the applicable vesting periods of each program.

The following table presents revenues (a GAAP measure) and Adjusted EBITDA (a non-GAAP measure) for the three months ended September 30, 2012 and 2011 (in millions) as well as an explanation of variances:

	International		Americas		Consolidated
	Revenues	Adjusted EBITDA(b)	Revenues	Adjusted EBITDA(b)	Revenues	Adjusted EBITDA(b)
Three Months Ended September 30, 2012 results	$281.6	$17.6	$282.3	$26.6	$563.9	$44.2
Three Months Ended September 30, 2011 results	319.3	23.6	269.6	25.2	588.9	48.8
Variance	$(37.7)	$(6.0)	$12.7	$1.4	$(25.0)	$(4.6)

Variance attributable to:
Volume and mix	$(9.0)	$(8.6)	$27.6	$3.4	$18.6	$(5.2)
Foreign exchange	(25.2)	(1.9)	(13.3)	(1.0)	(38.5)	(2.9)
Pricing and economics	(3.5)	(4.5)	(1.6)	(2.3)	(5.1)	(6.8)
Efficiencies	—	9.0	—	0.9	—	9.9
Selling, general and administrative expenses and other items (c)	—	—	—	0.4	—	0.4
Total	$(37.7)	$(6.0)	$12.7	$1.4	$(25.0)	$(4.6)

(b)	We have presented a reconciliation of Adjusted EBITDA to net income / (loss) attributable to Tower International, Inc. above.

(c)	When we refer to “selling, general and administrative expenses (“SG&A”) and other items”, the “other items” refer to (i) savings which we generate after implementing restructuring actions, (ii) the costs associated with launching new products, and (iii) one-time items which may include reimbursement of costs.

Adjusted EBITDA

When we analyze Adjusted EBITDA, we separately categorize external factors—volume, product mix and foreign exchange—and all other factors which impact Adjusted EBITDA, which we refer to as “other factors.”

Consolidated Company: Consolidated Adjusted EBITDA decreased by $4.6 million or 9% from the three months ended September 30, 2011, reflecting unfavorable product mix ($7.3 million) and unfavorable foreign exchange ($2.9 million), offset partially by higher volumes ($2.1 million). All other factors were net favorable by $3.5 million, reflecting favorable efficiencies ($9.9 million) and favorable SG&A expenses and other items ($0.4 million), offset partially by unfavorable pricing and economics ($6.8 million).

International Segment: In our International segment, Adjusted EBITDA decreased by $6 million or 25% from the three months ended September 30, 2011, reflecting unfavorable product mix ($5.2 million), lower volumes ($3.4 million), and unfavorable foreign exchange ($1.9 million). All other factors were net favorable by $4.5 million, reflecting favorable efficiencies ($9 million) offset partially by unfavorable pricing and economics ($4.5 million), principally product pricing and labor costs.

Americas Segment: In our Americas segment, Adjusted EBITDA improved by $1.4 million or 6% from the three months ended September 30, 2011, reflecting primarily higher volumes ($5.5 million), offset partially by unfavorable product mix ($2.1 million) and unfavorable foreign exchange ($1 million). All other factors were net unfavorable by $1 million, reflecting unfavorable pricing and economics ($2.3 million), offset partially by favorable efficiencies ($0.9 million) and favorable SG&A expenses and other items ($0.4 million). SG&A spending and other items reflect primarily lower launch costs ($0.9 million) offset partially by higher compensation expense associated with stock options and RSUs ($0.8 million).

Nine Months Ended September 30, 2012 Compared with the Nine Months Ended September 30, 2011

The following table presents production volumes in specified regions according to October IHS Automotive®, for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 (in millions of units produced):

	Europe	Korea	China	North America	Brazil
Nine Months Ended September 30, 2012	14.5	3.3	12.4	11.6	2.3
Nine Months Ended September 30, 2011	15.1	3.3	11.5	9.7	2.4
Increase / (decrease)	(0.6)	—	0.9	1.9	(0.1)
Percentage change	(6)%	(4)%	12%	29%	(5)%

According to October IHS Automotive®, full year vehicle production is expected to increase by 16% in North America and decrease by 6% in Europe during 2012 as compared to 2011.

The following table presents selected financial information for the nine months ended September 30, 2012 and 2011 (in millions):

	International		Americas		Consolidated
	Nine Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,
	2012	2011	2012	2011	2012	2011

Revenues	$958.6	$992.6	$866.7	$798.7	$1,825.3	$1,791.3
Cost of sales	872.6	898.5	765.1	704.9	1,637.7	1,603.4
Gross profit	86.0	94.1	101.6	93.8	187.6	187.9
Selling, general, and administrative expenses	40.0	47.4	66.2	71.8	106.2	119.2
Amortization	1.9	2.1	1.5	1.3	3.4	3.4
Restructuring and asset impairments	1.8	-	6.2	2.1	8.0	2.1
Operating income	$42.3	$44.6	$27.7	$18.6	70.0	63.2
Interest expense, net					45.9	44.8
Other expense					-	1.2
Provision for income taxes					17.6	11.7
Noncontrolling interest, net of tax					4.6	4.1
Net income attributable to Tower International, Inc.					$1.9	$1.4

Comparison of Periods – GAAP Analysis of Consolidated Results

Revenues

Total revenues increased during the nine months ended September 30, 2012 by $34 million or 2% from the nine months ended September 30, 2011, reflecting primarily higher volume in both our Americas segment ($101.7 million) and our International segment ($32.1 million). Revenues were adversely impacted by the strengthening of the U.S. dollar against foreign currencies in our International segment, primarily the Euro ($60.2 million) and in our Americas segment, primarily the Brazilian Real ($27.8 million). Revenues were also adversely impacted by unfavorable pricing ($11.8 million).

Gross Profit

Total gross profit decreased by $0.3 million from the nine months ended September 30, 2011 to the nine months ended September 30, 2012, and our gross profit margin decreased from 10.5% during the 2011 period to 10.3% in the 2012 period. The decrease in total gross profit reflects unfavorable product mix ($12.7 million) and unfavorable foreign exchange ($11.7 million), offset partially by higher volumes ($13.6 million). All other factors were net favorable by $10.6 million. Cost of sales was positively impacted by favorable efficiencies ($26.9 million) offset in part by unfavorable pricing and economics ($25.1 million). Gross profit was also adversely impacted by the non-recurrence of customer cost recoveries in 2012 ($4.3 million) and the non-recurrence of a favorable settlement associated with a value added tax audit in Brazil ($2.7 million), offset partially by lower launch costs ($5.1 million) and favorable customer cost recoveries in our International segment ($1.6 million).

Total gross profit was positively impacted by a reduction in the depreciation included in cost of sales from $82.8 million during the nine months ended September 30, 2011 to $71.4 million during the nine months ended September 30, 2012. The decrease reflected primarily a portion of our assets becoming fully depreciated in 2011 and the strengthening of the U.S. dollar against foreign currencies, offset partially by the depreciation at Tower Defense & Aerospace that was acquired in April 2011.

Selling, General, and Administrative Expenses (“SG&A”)

Total SG&A decreased $13 million or 11% from the nine months ended September 30, 2011, reflecting primarily lower compensation expense related to the IPO and senior notes offering ($7.6 million), the costs incurred during the second quarter of 2011 related to the acquisition of substantially all of the assets of W Industries ($1.1 million), and the strengthening of the U.S. dollar against foreign currencies, offset partially by higher compensation expense associated with stock options and RSUs ($2.1 million).

Amortization Expense

Total amortization expense remained consistent with the nine months ended September 30, 2011. Our amortization expense consists of the charges we incur to amortize certain intangible assets.

Restructuring and Asset Impairment Expense

Total restructuring expense increased $5.9 million from the nine months ended September 30, 2011. During 2012, we incurred charges of $8 million which consisted of the recurring costs for maintaining our North American closed plants, severance costs in Europe to reduce fixed costs, and the costs incurred to close two manufacturing facilities and relocate the operations to two of our existing manufacturing facilities in the Americas segment. During 2011, we incurred charges of $2.1 million which consisted of the recurring costs for maintaining our North American closed plants and severance costs in Brazil related to improved manufacturing efficiencies, which were offset partially by the favorable adjustment of a liability pertaining to our North American closed facilities.

Interest Expense, net

Interest expense, net, increased $1.1 million or 2% from the nine months ended September 30, 2011 reflecting primarily the non-recurrence of a favorable settlement relating to the interest associated with a value added tax audit in Brazil in 2011 ($4.3 million), additional interest on increased borrowings at our foreign locations ($1.8 million), and the higher interest expense associated with our Amended ABL Revolver and new Letter of Credit Facility ($1.4 million). These factors were offset partially by the lower interest expense on our senior secured notes due to the repurchases made during 2011 ($3.9 million) and the strengthening of the U.S dollar against foreign currencies.

Provision for Income Taxes

Income tax expense for the nine months ended September 30, 2012 was $17.6 million compared to $11.7 million for the nine months ended September 30, 2011. The income tax expense increased primarily because of a non-cash charge of $6.5 million for the recording of a valuation allowance on our deferred tax assets in Brazil during the second quarter of 2012. In accordance with FASB ASC No. 740, Income Taxes, we continually monitor the realizability of our deferred tax assets on a jurisdiction by jurisdiction basis. FASB ASC No. 740 requires that companies assess whether valuation allowances should be established against their deferred tax assets based on the consideration of all available evidence, both positive and negative, using “more likely than not” criteria. In making such judgments, significant weight is given to evidence that can be objectively verified, such as cumulative losses in recent years.

Our analysis for the second quarter of 2012 showed that a three-year historical cumulative loss existed in Brazil. We looked to near-term projections and coupled them with recent historical results to analyze our cumulative income / (loss) position in Brazil. During the second quarter of 2012, the deterioration in short-term macroeconomic conditions, which included further declines in production volumes from our key customers, was worse than anticipated, resulting in lower projected earnings in the near-term. Based on the guidance in FASB ASC No. 740, we determined that we were unable to overcome the negative evidence of a three-year cumulative operating loss, in light of these deteriorating conditions. As a result, at June 30, 2012, we could no longer assert it was more likely than not that we would realize our deferred tax assets in Brazil. If our operations in Brazil generate sufficient profitability in the future, the valuation allowance could be reversed in whole or in part in a future period.

During the third quarter of 2012, we recorded a tax benefit of $1.1 million for the favorable conclusion of a tax audit in our International segment. Our consolidated income tax expense varies each period depending on the level and mix of income and losses generated in the various jurisdictions in which we do business.  The actual income tax expense is higher than the expected income tax expense based on statutory rates primarily because we have not recorded tax benefits on net losses incurred in certain jurisdictions. The jurisdictions that have had historical cumulative losses are primarily the U.S., Brazil, and the Netherlands. We have not recorded income tax benefits on current year losses in the Netherlands and Brazil due to the uncertainty of the future realization of the deferred tax assets generated by the losses. The U.S. still has a full valuation allowance and the U.S. tax expense is expected to be zero for 2012 despite current year profitability. We continually evaluate our net deferred tax asset positions and valuation allowances in all jurisdictions. We record valuation allowances when a history of cumulative losses exists and there is significant uncertainty related to the future realization of the deferred tax assets. In certain circumstances, we may release some or all of a valuation allowance on deferred tax assets if a jurisdiction that has experienced historical losses returns to sustained profitability.

Noncontrolling Interest, Net of Tax

The adjustment to our earnings required to give effect to the allocation of noncontrolling interests increased by $0.5 million or 12% from the nine months ended September 30, 2011, reflecting increased earnings in our Chinese joint ventures.

Comparison of Periods—Non-GAAP Analysis of Adjusted EBITDA

A reconciliation of Adjusted EBITDA to net income attributable to Tower International, Inc. for the periods presented is set forth below (in millions):

	International		Americas		Consolidated
	Nine Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,
	2012	2011	2012	2011	2012	2011

Adjusted EBITDA	$73.8	$86.9	$89.1	$83.2	$162.9	$170.1
Intercompany charges	9.7	5.7	(9.7)	(5.7)	-	-
Restructuring and asset impairments	(1.8)	-	(6.2)	(2.1)	(8.0)	(2.1)
Depreciation and amortization	(38.7)	(46.3)	(39.6)	(43.2)	(78.3)	(89.5)
Receivable factoring charges and other	(0.4)	(0.3)	0.1	(1.2)	(0.3)	(1.5)
Incentive compensation related to funding events (a)	(0.3)	(1.4)	(6.0)	(12.4)	(6.3)	(13.8)
Operating income	$42.3	$44.6	$27.7	$18.6	70.0	63.2
Interest expense, net					(45.9)	(44.8)
Other expense (b)					-	(1.2)
Provision for income taxes					(17.6)	(11.7)
Noncontrolling interest, net of tax					(4.6)	(4.1)
Net income attributable to Tower International, Inc.					$1.9	$1.4

(a)	Represents the one-time compensation programs triggered by the closing of the senior secured notes offering and the closing of the initial public offering in 2010. The compensation charges are incurred during the applicable vesting periods of each program.
(b)	Represents the premium paid in connection with the retirement of our senior secured notes.

The following table presents revenues (a GAAP measure) and Adjusted EBITDA (a non-GAAP measure) for the nine months ended September 30, 2012 and 2011 (in millions) as well as an explanation of variances:

	International		Americas		Consolidated
	Revenues	Adjusted EBITDA(c)	Revenues	Adjusted EBITDA(c)	Revenues	Adjusted EBITDA(c)
Nine Months Ended September 30, 2012 results	$958.6	$73.8	$866.7	$89.1	$1,825.3	$162.9
Nine Months Ended September 30, 2011 results	992.6	86.9	798.7	83.2	1,791.3	170.1
Variance	$(34.0)	$(13.1)	$68.0	$5.9	$34.0	$(7.2)
Variance attributable to:
Volume and mix	$32.1	$(9.7)	$101.7	$10.6	$133.8	$0.9
Foreign exchange	(60.2)	(6.2)	(27.8)	(2.0)	(88.0)	(8.2)
Pricing and economics	(5.9)	(13.9)	(5.9)	(12.7)	(11.8)	(26.6)
Efficiencies	—	16.5	—	10.4	—	26.9
Selling, general and administrative expenses and other items (d)	—	0.2	—	(0.4)	—	(0.2)
Total	$(34.0)	$(13.1)	$68.0	$5.9	$34.0	$(7.2)

(c)	We have presented a reconciliation of Adjusted EBITDA to net income / (loss) attributable to Tower International, Inc. above.

(d)	When we refer to “selling, general and administrative expenses (“SG&A”) and other items”, the “other items” refer to (i) savings which we generate after implementing restructuring actions, (ii) the costs associated with launching new products, and (iii) one-time items which may include reimbursement of costs.

Adjusted EBITDA

When we analyze Adjusted EBITDA, we separately categorize external factors—volume, product mix and foreign exchange—and all other factors which impact Adjusted EBITDA, which we refer to as “other factors.”

Consolidated Company: Consolidated Adjusted EBITDA decreased by $7.2 million or 4% from the nine months ended September 30, 2011, reflecting primarily unfavorable product mix ($12.7 million) and unfavorable foreign exchange ($8.2 million), offset partially by higher volumes ($13.6 million). All other factors were net favorable by $0.1 million, reflecting favorable efficiencies ($26.9 million), offset partially by unfavorable pricing and economics ($26.6 million) and unfavorable SG&A expenses and other items ($0.2 million).

International Segment: In our International segment, Adjusted EBITDA decreased by $13.1 million or 15% from the nine months ended September 30, 2011, reflecting primarily unfavorable product mix ($10.7 million) and unfavorable foreign exchange ($6.2 million), offset partially by higher volumes ($1 million). All other factors were net favorable by $2.8 million, reflecting favorable efficiencies ($16.5 million) and favorable SG&A expenses and other items ($0.2 million), offset partially by unfavorable pricing and economics ($13.9 million), principally product pricing and labor costs. Efficiencies were negatively impacted by the costs incurred associated with several press break downs ($2.3 million). SG&A spending and other items reflect primarily the non-recurrence of customer cost recoveries in 2012 ($4.3 million) which were offset by favorable customer cost recoveries ($1.6 million) and lower launch costs ($0.8 million).

Americas Segment: In our Americas segment, Adjusted EBITDA improved by $5.9 million or 7% from the nine months ended September 30, 2011, reflecting primarily higher volumes ($12.6 million) offset partially by unfavorable product mix ($2 million) and unfavorable foreign exchange ($2 million). All other factors were net unfavorable by $2.7 million, reflecting unfavorable pricing and economics ($12.7 million), principally product pricing and labor costs, and unfavorable SG&A expenses and other items ($0.4 million), offset partially by favorable efficiencies ($10.4 million). SG&A spending and other items reflect primarily the non-recurrence of a favorable settlement associated with a value added tax audit in Brazil ($2.7 million) and higher compensation expense associated with stock options and RSUs ($2.1 million), offset partially by lower launch costs ($4.3 million).

Restructuring

The following table sets forth our net restructuring expense by type for the periods presented (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Employee termination costs	$0.6	$-	$2.5	$1.2
Other exit costs	2.6	0.5	5.5	0.9
Total	$3.2	$0.5	$8.0	$2.1

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

The charges incurred during the three and nine months ended September 30, 2012 related to the ongoing maintenance of facilities closed in our Americas segment as a result of prior actions, severance costs in our International segment to reduce fixed costs in Europe, and the costs incurred to close a manufacturing facility and relocate the operations to one of our existing manufacturing facilities in the Americas segment.

The charges incurred during the three and nine months ended September 30, 2011 related to the ongoing maintenance of facilities closed in our Americas segment as a result of prior actions and severance costs in Brazil to improve manufacturing efficiencies, which were offset partially by the favorable adjustment of a liability pertaining to closed facilities in our Americas segment.

We expect to continue to incur additional restructuring expense in 2012 primarily related to previously announced restructuring actions and may engage in new actions if business conditions warrant further actions. We do not anticipate that any additional expense will be significant with respect to previously announced actions.

Liquidity and Capital Resources

General

We generally expect to fund expenditures for operations, administrative expenses, capital expenditures and debt service obligations with internally generated funds from operations, and satisfy working capital needs from time-to-time with borrowings under our revolving credit facility or use of cash on hand. As of September 30, 2012, we had available liquidity (the components of which are described below under “—Sources and Uses of Liquidity”) of $206.3 million, which we believe is adequate to fund our working capital requirements for at least the next 12 months. We believe that we will be able to meet our debt service obligations and fund our short-term and long-term operating requirements for at least the next 12 months with cash flow from operations, cash on hand, and borrowings under our revolving credit facility.

Cash Flows and Working Capital

The following table shows the components of our cash flows for the periods presented (in millions):

	Nine Months Ended September 30,
	2012	2011
Net cash provided by / (used in):
Operating activities	$25.8	$1.0
Investing activities	(106.6)	(105.2)
Financing activities	62.6	49.7

Net Cash Provided by Operating Activities. During the nine months ended September 30, 2012, we generated $25.8 million of cash flow from operations compared to $1 million during the nine months ended September 30, 2011. The primary reason for this increase was the fluctuation in working capital items. During the nine months ended September 30, 2012, we utilized $66.6 million of cash through working capital items, reflecting primarily higher net trade accounts receivable offset partially by higher trade accounts payable (net $41.8 million) due to the timing of customer payments and increased inventory of $19.5 million.

Net Cash Used in Investing Activities. Net cash utilized in investing activities was $106.6 million during the nine months ended September 30, 2012 compared to $105.2 million during the nine months ended September 30, 2011. The $1.4 million change reflects the increase in capital expenditures related primarily to the timing of program launches and expansion in China which were offset partially by the acquisition of substantially all of the assets of W Industries in the second quarter of 2011.

Net Cash Provided by Financing Activities. Net cash provided by financing activities was $62.6 million during the nine months ended September 30, 2012 compared to $49.7 million during the nine months ended September 30, 2011. The $12.9 million change was attributable primarily to the repurchase of $34.5 million of our senior secured notes in 2011, the purchase of treasury stock to cover minimum withholding tax payments for certain vested participants, and decreased borrowings.

Working Capital

We manage our working capital by monitoring key metrics principally associated with inventory, accounts receivable and accounts payable. During the third quarter of 2012, our quarterly average days on hand increased to 17 days, from 15 days during the fourth quarter of 2011, and our inventory levels increased from $85.1 million at December 31, 2011 to $104.5 million at September 30, 2012. The increased inventory is due to erratic OEM production schedules, production of inventory builds in South Korea and to support the transfer of facilities in North America, and the inventory at our new joint venture in Xiangtan, China. We anticipate that a majority of these factors will reverse by year end and that quarterly average days on hand will be closer to the levels experienced during 2011.

We have continued our efforts to match the terms on which we pay our suppliers with the payment terms we receive from our customers in an effort to remain cash flow neutral with respect to our trade payables and receivables. Our accounts receivable balance increased from $328 million as of December 31, 2011 to $345.5 million as of September 30, 2012. The increase reflects primarily the timing of customer payments consistent with normal seasonality, offset partially by the decrease of accounts receivable related to customer funded tooling which resulted from the timing of customer programs.

Our accounts payable balance decreased from $395.3 million as of December 31, 2011 to $371.7 million as of September 30, 2012, reflecting primarily the decrease of accounts payable related to customer funded tooling which resulted from the timing of customer programs.

On September 30, 2012 and December 31, 2011, we had working capital balances of $(4.9) million and $(9.9) million, respectively. We negotiate our payment terms to our vendors to either match or exceed the payment terms that we receive from our customers on our accounts receivable and our pre-paid tooling. In addition, we actively manage our inventory balances to minimize the inventory on hand which is facilitated by our customers’ just-in-time manufacturing process. We also have a substantial portion of our foreign subsidiary debt subject to renewal. Historically, we have been successful in renewing this debt as it becomes due.

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

Sources and Uses of Liquidity

At September 30, 2012, we had available liquidity in the amount of $206.3 million, which consisted of $119 million of cash on hand and unutilized borrowing availability of $68.3 million and $19 million, respectively, under our U.S. and foreign credit facilities. A significant portion of our cash balance is located at foreign subsidiaries and our ability to efficiently access cash in certain subsidiaries and foreign jurisdictions is subject to the business needs of the operations. As of December 31, 2011 and September 30, 2011, we had available liquidity in the amount of $258.4 million and $183.6 million, respectively.

As of September 30, 2012, we had short-term debt of $156.4 million, of which $100.6 million related to debt in South Korea, $22.8 million related to debt in Brazil, $22.5 million related to receivable factoring in Europe, $6.5 million related to other indebtedness in Europe, $3.7 million related to debt in China, and $0.3 million of other debt. The majority of our South Korean and Brazilian debt is subject to renewal. Historically, we have been successful in renewing this debt on an annual basis, but we cannot assure you that this debt will continue to be renewed or, if renewed, that this debt will continue to be renewed under the same terms. The receivable factoring in Europe consists of uncommitted, demand facilities which are subject to termination at the discretion of the banks, although we have not experienced any terminations by the banks at any time since the 2007 acquisition. We believe that we will be able to continue to renew the majority of our South Korean and Brazilian debt and to continue the receivable factoring in Europe.

During the third quarter of 2012:

•	in South Korea, we renewed $18.7 million (KRW 20.8 billion) of maturing unsecured indebtedness for an additional year and obtained new secured indebtedness of $0.5 million (KRW 0.5 billion), which has a maturity date of August 2013. The interest rates of the new loans are substantially the same as the other portfolio loans.
•	in Brazil, one of the local banks provided us with a $4.9 million (R$10 million) new term loan with a maturity date of September 2013 that bears an interest rate of 13.48% per annum. In addition, another local bank provided us with a term loan of $1.1 million (R$2.2 million). This loan has a maturity date of July 2022 and bears an interest rate of 5.5%, which is below the weighted average interest rate of the other portfolio loans.
•	in China, we obtained an additional secured line of credit of $1.6 million (RMB 10 million), of which the entire amount was outstanding. The credit line matures in July 2013 and bears an interest rate of 7.2%.

Debt

As of September 30, 2012, we had outstanding indebtedness, excluding capital leases, of approximately $638.5 million, which consisted of the following:

•	$77.5 million indebtedness outstanding under our asset-based lending revolving credit facility;
•	$354.5 million (net of a $7.5 million discount) of indebtedness outstanding on our senior secured notes;
•	$205.9 million of foreign subsidiary indebtedness; and
•	$0.6 million of indebtedness owed to the Detroit Investment Fund.

Our asset-based revolving credit facility, which we refer to as our Amended ABL Revolver, provides for a revolving credit facility in the aggregate amount of $150 million, subject to a borrowing base limitation. Our Amended ABL revolver provides for the issuance of letters of credit in an aggregate amount not to exceed $50 million, provided that the total amount of credit (inclusive of revolving loans and letters of credit) extended under our Amended ABL Revolver is subject to an overall cap, on any date, equal to the lesser of $150 million or the amount of the borrowing base on such date. The borrowing base is based upon the value of certain of our assets, including certain of our accounts receivable, inventory and PP&E, and thus changes from time to time depending on the value of the assets included within the borrowing base. The administrative agent for this facility causes to be performed an appraisal of the assets (other than the accounts receivable) included in the calculation of the borrowing base either on an annual basis or, if our availability under the facility is less than the greater of (i) 15% of the total commitment (which is currently $150 million) or (ii) $22.5 million during any twelve month period, as frequently as on a semi-annual basis. In addition, if certain material defaults under the facility have occurred and are continuing, the administrative agent has the right to perform any such appraisal as often as it deems necessary in its sole discretion. Our administrative agent may make adjustments to our borrowing base pursuant to these appraisals. These adjustments may negatively impact our ability to obtain revolving loans or support our letters of credit needs under our Amended ABL Revolver. Based on the value of our assets at September 30, 2012, we were entitled to borrow $145.8 million under our Amended ABL Revolver at September 30, 2012. On that date, we had $77.5 million of borrowings under the Amended ABL Revolver and no letters of credit outstanding under the Amended ABL Revolver. Thus, we could have borrowed an additional $68.3 million under the Amended ABL Revolver as of September 30, 2012, calculated as follows (in millions):

Revolver borrowing base	$145.8
Borrowings on revolver	77.5
Letters of credit outstanding on revolver	-
Availability	$68.3

Our Amended ABL Revolver bears interest at a base rate plus a margin or at LIBOR plus a margin. The applicable margin is determined by reference to the average availability under the Amended ABL Revolver over the preceding three months. The applicable margins as of September 30, 2012 were 2.25% and 3.25% for base rate and LIBOR based borrowings, respectively. Borrowings outstanding under our Amended ABL Revolver may vary significantly from time to time depending on our cash needs at any given time. Our Amended ABL Revolver matures in June 2016.

Our Amended ABL Revolver contains customary covenants applicable to certain of our subsidiaries, including a financial maintenance covenant ratio (the “Fixed Charge Coverage Ratio”) based on the ratio of consolidated Adjusted EBITDA to consolidated fixed charges, each as defined in the agreement. If less than 12.5 percent of the total commitment is available under the facility for more than two consecutive days, we are required to maintain a consolidated Fixed Charge Coverage Ratio of not less than 1.00 to 1.00 on a rolling four quarter basis. If we are required at any time to maintain the consolidated Fixed Charge Coverage Ratio, such requirement will end if more than 12.5 percent of the total commitment is available (provided that such number cannot be less than $12.5 million) for twenty consecutive days. Our Letter of Credit Facility contains the same Fixed Charge Coverage Ratio as set forth in the Amended ABL Revolver (as such covenant is only applicable under the Letter of Credit Facility Agreement to the same extent, and at the same times, that it is applicable under the Amended Revolving Credit Facility Agreement). During the first nine months of 2012, we were in compliance with our covenants and were not required to maintain the Fixed Charge Coverage Ratio. Our financial condition and liquidity would be adversely impacted by the violation of any of our covenants.

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

Off-Balance Sheet Obligations

Our only off-balance sheet obligations consist of obligations under our Letter of Credit Facility. As of September 30, 2012, letters of credit outstanding were $24.1 million under such facility.

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

Interest Rate Risk

At September 30, 2012, we had total debt of $638.5 million (net of a $7.5 million discount), consisting of fixed rate debt of $408.9 million (64%) and floating rate debt of $229.6 million (36%). Assuming no changes in the monthly average variable-rate debt levels of $198.7 million and $156.8 million for the nine months ended September 30, 2012 and 2011, respectively, we estimate that a hypothetical change of 100 basis points in the LIBOR and alternate base rate interest rates would have impacted interest expense for each of the nine months ended September 30, 2012 and 2011 by $1.5 million and $1.2 million, respectively. A 100 basis point increase in interest rates would not materially impact the fair value of our fixed rate debt.

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

Our strategy for managing currency risk relies primarily upon conducting business in a foreign country in that country’s currency. We may, from time to time, also participate in hedging programs intended to reduce our exposure to currency fluctuations. We believe that the effect of a 100 basis point movement in foreign currency rates against the U.S. dollar would not have materially affected our results of operations or cash flows for the three months ended September 30, 2012 and 2011. However, we believe that the effect of a 100 basis point movement in the Euro to the U.S. dollar has the potential to materially affect our stockholders’ equity whereas we do not believe a 100 basis point movement in other foreign currencies would have a material impact. As of September 30, 2012, we estimated that a hypothetical change of 100 basis points in the Euro to the U.S. dollar exchange rate would have impacted stockholders’ equity by approximately $2.6 million.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2012. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of September 30, 2012, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1A. Risk Factors.

There have been no material changes in our risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities

On August 15, 2012, one-third of the restricted stock units (“RSUs”) granted on August 15, 2011 vested.  We reduced the number of shares issuable upon vesting by 307 shares, valued at a price of $8.37 per share, to cover the minimum statutory withholding taxes for the vested participant. This information is reflected in the table below:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (1)
July 1 through July 31, 2012	-	$-
August 1 through August 31, 2012	307	8.37
September 1 through September 30, 2012	-	-
Total	307	$8.37

(1) We have not announced a general plan or program to purchase shares.

Item 6. Exhibits.

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer

32.1	Section 1350 Certification of the Chief Executive Officer *

32.2	Section 1350 Certification of the Chief Financial Officer *

101.INS	XBRL Instance Document **

101.SCH	XBRL Taxonomy Extension Scheme Document **

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **

101.LAB	XBRL Taxonomy Extension Label Linkbase Document **

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **

 __________________________

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

Tower International, Inc.

Date: November 1, 2012	/s/ James C. Gouin
James C. Gouin
Chief Financial Officer

Index to Exhibits

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer

32.1	Section 1350 Certification of the Chief Executive Officer *

32.2	Section 1350 Certification of the Chief Financial Officer *

101.INS	XBRL Instance Document **

101.SCH	XBRL Taxonomy Extension Scheme Document **

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **

101.LAB	XBRL Taxonomy Extension Label Linkbase Document **

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **

* Furnished, not filed

** Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Exchange Act and otherwise are not subject to liability under those sections.

