Form 10-K
period 2012-12-31
Tower International, Inc.
filed 2013-03-07
CIK 1485469

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:	Commission file number:
December 31, 2012	001-34903

TOWER INTERNATIONAL, INC.

(Exact name of Registrant as specified in its charter)

Delaware	27-3679414
(State of Incorporation)	(IRS Employer Identification Number)

17672 Laurel Park Drive North, Suite 400 E Livonia, Michigan	48152
(Address of Principal Executive Offices)	(Zip Code)

Registrant's telephone number, including area code: (248) 675-6000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15d of the Act.Yes ☐ No ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant, computed by reference to the average high and low trading prices of the common stock as of the closing of trading on June 30, 2012, was approximately $71,980,303.

There were 20,247,134 shares of the registrant’s common stock outstanding at February 28, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions, as expressly described in this report, of the Registrant’s Proxy Statement for the 2013 Annual Meeting of the Stockholders are incorporated by reference into Part III.

TOWER INTERNATIONAL, INC. — FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

10-K Pages
PART I
Item 1. Business	1
Item 1A. Risk Factors	13
Item 1B. Unresolved Staff Comments	23
Item 2. Properties	24
Item 3. Legal Proceedings	25
Item 4. Mine Safety Disclosures	25
PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Repurchases of Equity Securities	26
Item 6. Selected Financial Data	27
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations	29
Item 7A. Quantitative and Qualitative Disclosures about Market Risk	53
Item 8. Financial Statements and Supplementary Data	55
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	113
Item 9A. Controls and Procedures	113
Item 9B. Other Information	116
PART III
Item 10. Directors, Executive Officers, and Corporate Governance	117
Item 11. Executive Compensation	117
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	117
Item 13. Certain Relationships and Related Transactions, and Director Independence	117
Item 14. Principal Accountant Fees and Services	118
PART IV
Item 15. Exhibits and Financial Statement Schedules	118
Signatures
Exhibit Index
Exhibits
EX-18
EX-21
EX-23
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101. INS
EX-101. SCH
EX-101. CAL
EX-101. LAB
EX-101. PRE

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

Our products are manufactured at 29 production facilities strategically located near our customers in North America, South America, Europe and Asia. We support our manufacturing operations through eight engineering and sales locations throughout the world. We are a disciplined, process-driven company with an experienced management team that has a history of implementing sustainable operational improvements. For the year ended December 31, 2012, we generated revenues of $2.1 billion and net income attributable to Tower International, Inc. of $18 million. In addition, we had Adjusted EBITDA of $193.7 million and an Adjusted EBITDA margin of 9.3% for the year ended December 31, 2012. (Item 7 of this Annual Report and note 16 to our consolidated financial statements include a discussion of Adjusted EBITDA as a non-GAAP measure).

We believe that our product capabilities, our geographic, customer and product diversification, and our competitive cost position us to benefit from the long-term recovery in North American and European automotive industry production, and we have made recent investments in Brazil and China to expand our footprint in these rapidly growing markets.

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

Divestiture of our South Korean Subsidiary

On December 28, 2012, our subsidiaries Tower Automotive Holdings Asia B.V. and Tower Automotive International Holdings B.V. (together, “Sellers”), entered into a Stock Purchase Agreement (“Agreement”) with SJ Holdings, Inc., a subsidiary of SECO (“Buyer”) and consummated the divestiture of our Korean subsidiary Seojin Industrial Company Ltd. (“Seojin” or “Tower Korea”). Pursuant to the Agreement, the Buyer acquired all of the outstanding capital stock of Seojin for a purchase price of fifty billion Korean Won (approximately $47 million USD) and assumed the outstanding debt of Seojin. Accordingly, Seojin has been presented as a discontinued operation within this Annual Report in accordance with FASB ASC No. 205, Discontinued Operations.

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

Our Strategy

We seek:

—	To execute a business model that generates sustainable ongoing free cash flow, providing flexibility for capital allocation;
—	To reduce debt leverage and interest cost, which we consider integral to a financially strong and capable auto parts supplier;
—	To achieve growth at or above industry through strong competitive capabilities in engineering, manufacturing, and program management that contribute to leading positions in cost and quality, plus opportunistic, accretive acquisitions and entering new growth markets; and
—	To manage risk through financial discipline and customer and geographic diversification.

Execute Business Model Focused on Free Cash Flow

Ongoing free cash flow (defined as net cash provided by operating activities less cash disbursed for purchases of property, plant, and equipment, net) is one of our important financial metrics. This focus keeps us disciplined regarding product pricing and margins, as well as determining and prioritizing affordable capital expenditures. To further our alignment, free cash flow is a major component of our annual bonus program for salaried and hourly colleagues. (Item 7 of this Annual Report includes a discussion of free cash flow as a non-GAAP measure).

We estimate that the demonstrated present capability of our business model (at normalized conditions) generates positive free cash flow equal to about 1% of revenues. We see a realistically achievable path to ongoing free cash flow equal to about 3% of revenues by approximately 2015. Adjusted EBITDA less capital expenditures is expected to contribute one percentage point of improvement with industry production at trend in all regions and with recent expansion investments in China and Brazil behind us. Reducing leverage to target at present market interest rate can improve cash flow by about 1% of revenues. Our business model is summarized in the table below (as percent of revenues):

	Present Capability	Achievable Improvements	Planned Capability
Adjusted EBITDA	9 - 10%
Capital Expenditures (Capex)	(4) - (5)%
Adjusted EBITDA Less Capex	5%	+1%	6%
Interest Expense	(2.5)%	+1%	(1.5)%
All Other*	(1.5)%		(1.5)%
Free Cash Flow	1%	+2%	3%

*	Includes cash taxes, pension contributions, working capital, and other

Reduce Leverage and Interest Expense

Reducing net debt leverage (defined as total debt less cash and cash equivalents divided by Adjusted EBITDA) and interest expense are important business priorities and potential significant opportunities to improve financial results and ongoing financial strength. As of December 31, 2012, our net debt (defined as total debt less cash and cash equivalents) was $383.1 million, or approximately 2.0 times Adjusted EBITDA for the year ended December 31, 2012. Our long-term target for net debt leverage is 1.0 times. In addition to using free cash flow to reduce leverage, we may pursue additional asset sales, as evidenced by the accretive sale of Tower Korea in December 2012, which reduced net debt by 26%. (Item 7 of this Annual Report includes a discussion of net debt as a non-GAAP measure).

In addition to reducing the amount of net debt leverage, we also will pursue a significantly lower interest rate by re-financing our senior secured notes due 2017 at the earliest opportunity that makes business sense. We had $354.8 million of these notes outstanding at December 31, 2012 at an effective interest rate of 11.25%. The notes have annual call options up to 10% of the original principal at a price of 105, and the notes are callable in total as of September 1, 2014 at a price of 105.313. See note 6 to the consolidated financial statements for additional information on the senior secured notes.

Achieve Growth at or Above Industry

We have demonstrated the ability to win net new business from a combination of new OEM models, share gains from competitors via conquest wins, and some OEM outsourcing. We also are reasonably well-positioned geographically, with about 20% of present revenue in the secular above-average growth markets of China and Brazil. We believe our ability to win business at a return in excess of our cost of capital is a direct reflection of our core engineering strength, competitive cost and quality, and proven ability to manage complex and critical new-model launches for customers. We use processes such as Lean Six Sigma, labor best practices standardization, and advanced product quality planning (APQP) to drive productivity and quality and manage new programs on time and on budget.

We believe there can be meaningful upside growth opportunities in the future from entering additional growth markets like Mexico and India where we do not yet manufacture and from accretive acquisitions as the sector consolidates.

Manage Risk

We consider risk management an important part of operating predictably and successfully in the cyclical and capital-intensive auto parts industry. Foremost in managing risk is financial discipline, beginning during the evaluation and approval of new programs to ensure sound assumptions and projected returns in excess of our cost of capital. During each year, we carefully monitor and manage all elements of cost, with an objective of achieving productivity and other savings that at least offset customer price reductions and labor and overhead inflation. Through our commercial agreements, we are largely shielded from changes in steel prices.

In addition to our financial discipline, customer and geographic diversification can help to minimize overall risk. While there can be no assurance that future results will match past performance, we believe our ability to weather the severely depressed auto industry conditions of 2008 – 2009 without receiving customer pricing assistance or violating any financial covenants is good evidence of the company’s effective risk management.

We supply products to approximately 170 vehicle models globally for 11 of the 12 largest global OEMs. The below charts summarize our diversification by customer, region, and vehicle platform.

Customer Diversification

We have a diversified customer mix as seven different OEMs individually accounted for 5% or more of our revenues in 2012. The below charts summarize our customer mix as a percent of revenues for the year ended December 31, 2012.

Customer
VW	23%
Ford	21%
Chrysler	9%
Fiat	9%
Volvo	7%
Nissan	7%
Daimler	5%
Toyota	4%
BMW	3%
Honda	2%
Chery	1%
PSA	1%
Geely	1%
Other	7%
Total	100%

Geographic Diversification

The below chart summarizes our geographic mix as a percent of revenues for the year ended December 31, 2012.

Region
North America	44%
Europe	37%
Asia	10%
South America	9%
Total	100%

Platform Diversification

Our products are offered on a diverse mix of vehicle platforms, reflecting the balanced portfolio approach of our business model and the breadth of our product capabilities. The below chart summarizes our vehicle platform mix as a percent of revenues for the year ended December 31, 2012.

Vehicle Platform
Small Cars	40%
Large Cars	19%
Other – Light Trucks	22%
North American Framed Vehicles	19%
Total	100%

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

The reports prepared by IHS referred to in this Annual Report are subscription-based. All references in this report to historical industry production volumes, projections, estimates or other data attributable to IHS are based on data available from the IHS February 2013 forecast.

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

Product Mix

We have a well-diversified product group mix. Our product group mix as a percent of revenues for the year ended December 31, 2012 is shown below:

Product Group
Body structures and assemblies	55%
Chassis, lower vehicle structures and suspension components	20%
Complex body-in-white assemblies	24%
Other	1%
Total	100%

Overview of Major Vehicle Models

The following table presents an overview of the major vehicle models for which we supply products:

OEM	Models	Product Type
Europe
Volvo	S40/V50/C30/C70/V40	Complex Assembly
VW	Cayenne/Touareg/Q7	Body Structures & Complex Assembly
	Caddy Van	Body Structures
	Citigo	Body Structures
	Mii	Body Structures
	Octavia	Body Structures
	Up!	Body Structures
BMW	1/3 Series	Body Structures
Daimler	Sprinter/Crafter	Body Structures & Complex Assembly
Fiat	500	Body Structures
	Ducato	Body Structures
	Giuletta	Body Structures
	MiTo	Body Structures
	Punto	Body Structures
Opel	Astra	Body Structures
North America
Ford	Econoline	Frame Assembly
	Explorer	Complex Assembly
	Expedition/Navigator	Body Structures
	F-Series	Body Structures
	Focus	Body Structures
	Taurus/MKS	Complex Assembly
	C-Max	Body Structures

OEM	Models	Product Type
Chrysler	Grand Caravan/Town & Country	Body Structures
	Grand Cherokee	Body Structures
	Wrangler	Frame Assembly
	Dart	Body Structures
Nissan	Frontier/Xterra	Body Structures & Frame Assembly
	NV Series	Frame Assembly
	Titan/Armada	Frame Assembly
	Altima	Body Structures
Toyota	Camry	Body Structures
	Tacoma	Frame Assembly
China
FAW-VW	Bora/Golf A4	Chassis
	Jetta	Chassis
Chery	A3	Chassis
	Cowin 3	Chassis
	Fulwin 2	Chassis
	Tiggo	Chassis
SAIC	Roewe 550	Chassis
Fiat	343c	Body Structures
Geely	Vision	Body Structures
	Seaview	Body Structures
South America
VW	Gol	Body Structures
	Fox	Body Structures
	Saveiro	Body Structures
Fiat	Palio/Doblo	Body Structures
	Punto	Body Structures
	Strada	Body Structures
Honda	Civic	Body Structures
	Fit	Body Structures
	City	Body Structures
PSA	Picasso	Body Structures

International Operations

We have significant manufacturing operations outside the United States, and in 2012, approximately 56% of our revenues originated outside the United States. For information regarding potential risks associated with our international operations, see Risk Factors — “We are subject to risks related to our international operations.” See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and note 16 to our consolidated financial statements for further information regarding our international operations.

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

We require significant quantities of steel in the manufacture of our products. Our products use various grades and thicknesses of steel and aluminum, including high-strength, hot-and cold-rolled, galvanized, organically coated, stainless, and aluminized steel. Although changing steel prices affect our results, we seek to be neutral with respect to steel pricing over time, with the intention of neither making nor losing money as steel prices fluctuate. The pricing of our products includes a component for steel which increases as steel prices increase and decreases as steel prices decrease. For our North American customers and several of our other customers, we purchase steel through our customers’ resale programs, where our customers actually negotiate the cost of steel for us. In other cases, we procure steel directly from the mills, negotiating our own price and seeking to pass through steel price increases and decreases to our customers.

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

We are committed to sustaining Lean Six Sigma principles throughout our manufacturing processes. We utilize Lean Six Sigma principles to increase the efficiency of our operations and to reduce operating costs, thereby improving our cost competitiveness. We have accomplished efficiency improvements while at the same time improving our quality, with customer-reported defects averaging about 29 per million parts delivered in 2012, which we believe is world-class performance.

Supply Base — Manufactured Components and Raw Materials

We purchase various manufactured components and raw materials for use in our manufacturing processes. All of these components and raw materials are available from numerous sources. We employ just-in-time manufacturing and sourcing systems enabling us to meet customer requirements for faster deliveries while minimizing our need to carry significant inventory levels. The primary raw material used to produce the majority of our products is steel. We purchase hot-and cold-rolled, galvanized, organically coated, stainless and aluminized steel from a variety of suppliers. We purchase a portion of our steel from certain of our customers through various OEM resale programs. The remainder of our steel purchasing requirements are met through contracts with steel producers and market purchases. In addition, we procure small-and medium-sized stampings, fasteners, tubing, and rubber products.

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

Customer Support

We have eight engineering and sales locations throughout the world, including a 24-hour engineering support center in India. We believe that we provide effective customer solutions, products and service to our customers globally. Our customer service group is organized into customer-dedicated teams within regions to provide more focused service to our clients.

Seasonality

Our customers in Europe typically shut down vehicle production during portions of July or August and during one week in December. Our North American customers typically shut down vehicle production for approximately two weeks during July and for one week during December. Our customers in Brazil and China typically shut down vehicle production during certain periods in our first quarter. Our quarterly results of operations, cash flows and liquidity may be impacted by these seasonal practices. For example, working capital is typically a use of cash during the first quarter of the year and a source of cash generation in the fourth quarter. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion on working capital.

Competition

We principally compete for new business both at the beginning of the development of new models and upon the redesign of existing models. New-model development generally begins two to three years before the marketing of such models to the public. Once a supplier has been designated to supply parts for a new program, an OEM usually will continue to purchase those parts from the designated producer for the life of the program, although not necessarily for a redesign. OEMs typically rigorously evaluate suppliers based on many criteria such as quality, price/cost competitiveness, system and product performance, reliability and timeliness of delivery, new product and technology development capability, excellence and flexibility in operations, degree of global and local presence, effectiveness of customer service and overall management capability.

We believe that we compete effectively with other leading suppliers in our sector. The strength and breadth of our program management and engineering capabilities, as well as our geographic, customer and platform diversification, provide the necessary scale to optimize our cost structure. We follow manufacturing practices designed to improve efficiency and quality, including manpower standardization and global inventory reduction initiatives, which enable us to manage inventory so that we can deliver quality components and systems to our customers in the quantities and at the times ordered.

Our major competitors include:  Magna International, Inc. (Cosma division), Gestamp Automocion, Martinrea International, Gruppo Magnetto, and Benteler Automotive. We compete with other competitors with respect to certain of our products and in particular geographic markets. The number of our competitors has decreased in recent years and we believe will continue to decline due to supplier consolidation. We expect that OEMs are increasingly focused on the global capability and financial strength of their supply base. We believe that such scrutiny of suppliers will result in additional contraction in the supply base.

In addition, most of our OEM customers manufacture products that compete with our products. We believe the recent trend has been for OEMs, on average, to increase outsourcing, and we expect that trend to continue.

Joint Ventures

As of December 31, 2012, we had four consolidated joint ventures in China: 1) Tower Automotive (WuHu) Company, Ltd., which we refer to as “WuHu”, 2) Changchun Tower Golden Ring Automotive Products Co., Ltd., which we refer to as “TGR”, 3) (Xiangtan) DIT Automotive Products Co., Ltd., which we refer to as “Xiangtan”, and 4) Tower (Ningbo) DIT Automotive Products Co., Ltd., which we refer to as “Ningbo”.

Our WuHu joint venture, 80% owned by Tower, has plants in WuHu City and Dalian and primarily supplies Chery.

Our TGR joint venture, 60% owned by Tower, has plants in Changchun and Chengdu and primarily supplies FAW-VW and FAW.

Our Xiangtan joint venture, 51% owned by Tower, has two plants in Xiangtan and primarily supplies Geely and Fiat-GAC.

Our Ningbo joint venture, 36% owned by Tower, has two plants in Ningbo with plans to supply Geely.

Employees

As of December 31, 2012, we had approximately 9,000 employees worldwide, of whom approximately 5,800 were covered under collective bargaining agreements that expire at various times.

We are not aware of any work stoppages since the inception of the Predecessor Company in 1993. A strike or slow-down by one of our unions could have a material adverse effect on our business. We believe that our relations with our employees are satisfactory.

Environmental Matters

We are subject to various domestic and foreign federal, state and local laws and regulations governing the protection of the environment and health and safety, including those regulating soil, surface water and groundwater contamination; the generation, storage, handling, use, disposal and transportation of hazardous materials; the emission and discharge of materials, including greenhouse gases, or GHGs, into the environment; and the health and safety of our employees. We are also required to obtain environmental permits from governmental authorities for certain operations. We have taken steps to comply with these numerous and sometimes complex laws, regulations and permits. We have also achieved ISO 14001 registration for substantially all of our facilities. While compliance with environmental requirements has not had a material impact on our capital expenditures, earnings or competitive position, we have made and will continue to make capital and other expenditures pursuant to such requirements and, if we violate or fail to comply with these requirements, could be subject to fines, penalties or litigation.

Environmental laws, regulations and permits, and the enforcement thereof, change frequently and have tended to become more stringent over time. In particular, more rigorous Greenhouse Gas (“GHG”) emission requirements are in various stages of development. For example, the United States Environmental Protection Agency has promulgated: (1) the Greenhouse Gas Reporting Rule, which requires reporting of GHG data and other relevant information from large sources and suppliers in the United States; and (2) the GHG Tailoring Rules, which requires certain facilities with significant GHG emissions to obtain emissions permits under the authority of the Clean Air Act (typically limited to only the largest stationary sources of GHGs). Additionally, the United States Congress has considered imposing additional restrictions on GHG emissions. Any regulation of GHG emissions by either the United States Congress and/or U.S. EPA could include a cap-and-trade system, technology mandate, emissions tax, reporting requirement or other program, could subject us to significant costs, including those relating to emission credits, pollution control equipment, monitoring and reporting, as well as increased energy and raw material prices. In addition, our OEM customers may seek price reductions from us to account for their increased costs resulting from GHG regulations. Further, growing pressure to reduce GHG emissions from mobile sources could reduce automobile sales, thereby reducing demand for our products and ultimately our revenues. Although there is still significant uncertainty surrounding the scope, timing and effect of future GHG regulation, any such regulation could have a material adverse impact on our business, financial condition, results of operations, reputation, product demand and liquidity.

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

Public Information

We maintain a website at http://www.towerinternational.com. We will make available on our website, free of charge, the proxy statements and reports on Forms 8-K, 10-K and 10-Q that we file with the United States Securities and Exchange Commission, or SEC, as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. Additionally, we have adopted and posted on our website a Code of Business Conduct and Ethics that applies to, among other people, our principal executive officer, principal financial officer and principal accounting officer. We intend to disclose any waivers of the Code of Business Conduct and Ethics on our website. We will provide, free of charge, a copy of our Code of Business Conduct and Ethics to any person who requests such a copy. All such requests should be directed to our Executive Director, Investor & External Relations, c/o Tower International, Inc., 17672 Laurel Park Drive North, Suite 400 E, Livonia, Michigan 48152. Except as otherwise stated, the information contained on our website or available by hyperlink from our website is not incorporated into this Annual Report on Form 10-K or other documents we file with, or furnish to, the SEC.

Disclosure Regarding Forward-Looking Statements

This Annual Report contains statements which constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve substantial risks and uncertainties. The forward-looking statements can be identified by the words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” “project,” and other similar expressions, as well as by statements regarding our intent, belief, or current plans or expectations. Our forward looking statements also include, without limitation, statements regarding our anticipated future financial condition, operating results, free cash flows, net debt leverage, Adjusted EBITDA and business and financing plans and models. Forward-looking statements are made as of the date of this report and are based upon management’s current expectations and beliefs concerning future developments and their potential effects on us. Such forward-looking statements are not guarantees of future performance. The following important factors, and those important factors described elsewhere in this Annual Report, including the matters set forth under the captions entitled “Risk Factors” and “Quantitative and Qualitative Disclosures About Market Risk” could cause our actual results to differ materially from estimates or expectations reflected in such forward-looking statements:

•	global automobile production volumes;
•	the financial condition of our customers and suppliers;
•	our ability to make scheduled payments of principal or interest on our indebtedness and comply with the covenants and restrictions contained in the instruments governing our indebtedness;
•	our ability to refinance our indebtedness;
•	our ability to generate non-automotive revenues;
•	risks associated with non-U.S. operations, including foreign and economic uncertainty in some regions;
•	any increase in the expense and funding requirements of our pension and postretirement benefits;
•	our customers’ ability to obtain equity and debt financing for their businesses;

•	our dependence on our large customers;
•	pricing pressure from our customers;
•	work stoppages or other labor issues at our facilities or at the facilities of our customers or suppliers;
•	our ability to integrate acquired businesses;
•	risks associated with business divestitures; and
•	costs or liabilities related to environmental and safety regulations.

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

Risk Factors Relating to Our Industry and Our Business

A downturn in the global economy could negatively affect demand for automobiles and automobile parts and our business, financial condition, results of operations and cash flows.

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

The economic instability in countries in which we operate in Europe could adversely affect our business, financial condition, results of operations and cash flows as well as negatively impact our access to, and cost of, capital.

We have invested substantial resources in markets where we expect growth and we may be unable to timely alter our strategies should such expectations not be realized.

Our future growth is dependent on our making the right investments at the right time to support product development and manufacturing capacity in areas where we can support our customer base. We have identified China and Brazil as markets likely to experience substantial growth, and accordingly have made and expect to continue to make substantial investments, both directly and through participation in various partnerships and joint ventures to support anticipated growth in those regions. If we are unable to deepen existing and develop additional customer relationships in these regions, we may not only fail to realize expected rates of return on our existing investments, but we may incur losses on such investments and be unable to timely redeploy the invested capital to take advantage of other markets, potentially resulting in lost market share to our competitors. Our results will also suffer if these regions do not grow as quickly as we anticipate.

Our operations in China are conducted through joint ventures which have unique risks that could have a material adverse impact on our business and customer relationships.

We have four joint ventures in China. At two of the joint ventures, our joint venture partner is also affiliated with the largest customer of the joint venture. As such, these partners may negotiate on behalf of customers of the joint venture for sales terms that may not be in the best interest of the joint venture.

Additional risks associated with joint ventures include one or more partners failing to satisfy contractual obligations, conflicts arising between us and any of our partners that could have a material adverse impact on customer relationships and business, and a change in ownership of any of our partners. Additionally, our ability to sell our interest in a joint venture may be subject to contractual and other limitations.

Our substantial international operations make us vulnerable to risks associated with doing business in foreign countries.

Our international operations include manufacturing facilities in Europe, China, and Brazil, and we sell our products in each of these areas. For the year ended December 31, 2012, approximately 56% of our revenues were derived from operations outside the United States. International operations are subject to various risks that could have a material adverse effect on those operations and our business as a whole, including:

•	exposure to local economic conditions;
•	exposure to local political conditions, including the risk of seizure of assets by a foreign government;
•	exposure to local social unrest, including any resultant acts of war, terrorism or similar events;
•	exposure to local public health issues and the resultant impact on economic and political conditions;
•	exposure to local tax requirements and obligations;
•	foreign currency exchange rate fluctuations;
•	hyperinflation in certain foreign countries;
•	the risk of government-sponsored competition;
•	difficulty of enforcing agreements and collecting receivables through certain foreign legal systems;
•	controls on the repatriation of cash, including the imposition or increase of withholding and other taxes on remittances and other payments by foreign subsidiaries; and
•	export and import restrictions.

Foreign exchange rate fluctuations could cause a decline in our financial condition, results of operations and cash flows.

We generate a significant portion of our revenues and incur a significant portion of our expenses in currencies other than the U.S. dollar. As a result, appreciation of the U.S. dollar against these foreign currencies generally will have a negative impact on our reported sales and profits while depreciation of the U.S. dollar against these foreign currencies will generally have a positive effect on reported revenues and profits. As of December 31, 2012, we estimated that a hypothetical change of 100 basis points in the Euro to the U.S. dollar exchange rate would have impacted our stockholders’ equity by approximately $2.9 million.

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

We may, from time to time, consider certain acquisitions or divestitures. Acquisitions and divestitures involve numerous risks, including difficulties in the assimilation of the acquired businesses, the diversion of our management’s attention from other business concerns, the assumption of unknown liabilities, undisclosed risks impacting the target, potential adverse effects on existing business relationships with current customers and suppliers, and decreased geographic diversification. For example, the divestiture of Seojin during 2012 has resulted in increased revenue concentration in North America and Europe. We cannot provide assurance that any acquisitions or divestitures will perform as planned or prove to be beneficial to our operations and cash flow or that we will be able to successfully integrate any acquisitions that we undertake. Any such failure could seriously harm our financial condition, results of operations and cash flows.

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

We base a substantial part of our planning on the anticipated lifetime revenues of particular products. We calculate the lifetime revenues of a product by multiplying our expected price for a product by forecasted production volume during the length of time we expect the related vehicle to be in production. We use a third-party forecasting service, IHS, to provide long-term forecasts, which allows us to determine how long a vehicle is expected to be in production. If we over-estimate the production units or if a customer reduces its level of anticipated purchases of a particular platform as a result of reduced demand, our actual revenues for that platform may be substantially less than the lifetime revenues we had anticipated for that platform.

Typically, it takes two to three years from the time a manufacturer awards a program until the program is launched and production begins. In many cases, we must commit substantial resources in preparation for production under awarded customer business well in advance of the customer’s production start date. We cannot provide assurance that our results of operations will not be materially adversely impacted in the future if we are unable to recover these types of pre-production costs related to our customers’ cancellation of awarded business.

Deterioration in the United States and world economies could exacerbate the difficulties experienced by our customers and suppliers in obtaining financing, which, in turn, could materially and adversely impact our business, financial condition, results of operations and cash flows.

The capital and credit markets provide companies with liquidity to operate and grow their businesses beyond the liquidity that operating cash flows provide. Disruptions in the capital and credit markets could adversely affect our customers by making it increasingly difficult for them to obtain financing for their businesses and for their customers to obtain financing for automobile purchases. Our OEM customers typically require significant financing for their respective businesses. In addition, our OEM customers typically have related finance companies that provide financing to their dealers and customers. These finance companies have historically been active participants in the securitization markets, which have experienced severe disruptions during the global economic crisis. Our suppliers, as well as the other suppliers to our customers, may face similar difficulties in obtaining financing for their businesses. If capital is not available to our customers and suppliers, or if its cost is prohibitively high, their businesses would be negatively impacted, which could result in their restructuring or even reorganization/liquidation under applicable bankruptcy laws. Any such negative impact, in turn, could materially and negatively affect our Company either through the loss of revenues to any of our customers so affected, or due to our inability to meet our commitments without excess expense resulting from disruptions in supply caused by the suppliers so affected.

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

We sponsor a defined benefit pension plan that is underfunded and will require cash payments. If the performance of the assets in our pension plan does not meet our expectations, or if other actuarial assumptions are modified, our required contributions may be higher than we expect.

We sponsor a defined benefit pension plan that is underfunded. Although the Predecessor Company ceased benefit accruals under the plan, the plan will require annual cash payments in order to meet our funding obligations, adversely impacting our cash flow.

Additionally, our earnings may be impacted by the amount of income or expense recorded for our pension plan. Generally accepted accounting principles (“GAAP”) in the United States require that income or expense for pension plans be calculated at the annual measurement date using actuarial assumptions and calculations. These calculations reflect certain assumptions, the most significant of which relate to the capital markets, interest rates and other economic conditions. Changes in key economic indicators can change these assumptions. These assumptions, along with the actual value of assets at the measurement date, will impact the calculation of pension expense for the year. Although GAAP expense and pension contributions are not directly related, the key economic indicators that affect GAAP expense also affect the amount of cash that we would contribute to our pension plan. As a result of current economic instability, the investment portfolio of the pension plan has experienced volatility. Because the values of these pension plan assets have fluctuated and will fluctuate in response to changing market conditions, the amount of gains or losses that will be recognized in subsequent periods, the impact on the funded status of the pension plan and the future minimum required contributions, if any, could have a material adverse effect on our business, financial condition, results of operations and cash flows, but such impact cannot be determined at this time.

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

The automotive parts industry is highly competitive. Although the overall number of competitors has decreased due to ongoing industry consolidation, we face significant competition within each of our major product areas. The principal competitive factors include price, quality, global presence, service, product performance, design and engineering capabilities, new product innovation and timely delivery. We cannot provide assurance that we will be able to continue to compete favorably in these competitive markets or that increased competition will not have a material adverse effect on our business by reducing our ability to increase or maintain sales and profit margins.

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

Our suppliers often seek to obtain credit insurance based on our financial condition and strength, which may be less robust than our consolidated financial condition. If we were to experience liquidity issues, our suppliers may not be able to obtain credit insurance and in turn would likely not be able to offer us payment terms that we have historically received. Our failure to receive such terms from our suppliers could have a material adverse effect on our liquidity.

We are dependent on large customers for current and future revenues. The loss of any of these customers or the loss of market share by these customers could have a material adverse impact on us.

We depend on major vehicle manufacturers for our revenues. For example, during 2012, our top four customers, Volkswagen, Ford, Chrysler, and Fiat accounted for 23%, 21%, 9%, and 9% of our revenues, respectively. The loss of all or a substantial portion of our sales to any of our large-volume customers could have a material adverse effect on our business, financial condition, results of operations and cash flows by reducing cash flows and by limiting our ability to spread our fixed costs over a larger revenue base. We may make fewer sales to these customers for a variety of reasons, including, but not limited to:

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

A by-product of our production process is the generation of scrap, or offal. We typically sell offal in secondary markets, which are similar to the steel markets. We generally share our recoveries from sales of offal with our customers either through scrap sharing agreements, in cases where we are on resale programs, or in the product pricing that is negotiated regarding increases and decreases in the steel price in cases where we purchase steel directly from the mills. In either situation, we may be impacted by the fluctuation in scrap steel prices, either positive or negative, in relation to our various customer agreements. Since scrap steel prices generally increase and decrease as steel prices increase and decrease, our sale of offal may mitigate the severity of steel price increases and limit the benefits we achieve through steel price declines. Any dislocation in offal and steel prices could negatively affect our business, financial condition, results of operations and cash flows.

The seasonality we experience in our business may negatively impact our quarterly results of operations, cash flows and liquidity.

Our customers in Europe typically shut down vehicle production during portions of July or August and during one week in our fourth quarter. Our North American customers typically shut down vehicle production for approximately two weeks during July and for one week during December. Our customers in Brazil and China typically shut down vehicle production during certain periods in our first quarter. Such seasonality may adversely affect our quarterly results of operations, cash flows and liquidity.

We may incur material costs related to plant closings, which could have a material adverse impact on our business, financial condition, results of operations and cash flows.

If we must close manufacturing locations because of loss of business or consolidation of manufacturing facilities, the employee severance, asset retirement and other costs to close these facilities may be significant. In certain locations that are subject to leases, we may continue to incur material costs consistent with the initial lease terms. We continually attempt to align production capacity with demand, but we cannot provide assurance that plants will not have to be closed.

Our business could be adversely affected by labor disruptions.

As of December 31, 2012, we had approximately 9,000 employees, of whom approximately 5,800 were covered under collective bargaining agreements that expire at various times. If major work disruptions involving our employees were to occur, our business could be adversely affected by a variety of factors, including a loss of revenues, increased costs and reduced profitability. We cannot provide assurance that we will not experience a material labor disruption at one or more of our facilities in the future in the course of renegotiation of our labor arrangements or otherwise.

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

We cannot provide assurance that our costs, liabilities and obligations relating to environmental matters will not have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our ability to utilize our net operating loss carryforwards may be limited and delayed.

As of December 31, 2012, we had U.S. net operating loss carryforwards of $206.2 million. Certain provisions of the United States tax code could limit our annual utilization of the net operating loss carryforwards. There can be no assurance that we will be able to utilize all of our net operating loss carryforwards and any subsequent net operating loss carryforwards in the future. There is a full valuation allowance recorded against the deferred tax asset benefit of this carryforward.

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

Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. GAAP requires that goodwill be periodically evaluated for impairment based on the fair value of the reporting unit. As of December 31, 2012, we had approximately $64.8 million of goodwill on our consolidated balance sheet that could be subject to impairment. Declines in our profitability or the value of comparable companies may impact the fair value of our reporting units, which could result in a write-down of goodwill and a reduction in net income.

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

As of December 31, 2012, our total debt, including capital lease obligations, was $497 million. That indebtedness could:

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

We cannot provide assurance that we will be able to refinance, extend the maturity or otherwise amend the terms of our existing indebtedness, or whether any refinancing, extension or amendment will be on commercially reasonable terms. The indebtedness issued in any refinancing of our existing indebtedness could have a significantly higher rate of interest and greater costs than our existing indebtedness. There can be no assurance that the financial terms or covenants of any new credit facility and/or other indebtedness issued to refinance our existing indebtedness will be the same or as favorable as those under our existing indebtedness.

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

Our ability to make scheduled payments on or to refinance our debt obligations, certain of which have short-term maturities, depends on our financial condition and operating performance, which is subject to prevailing economic and competitive conditions and to financial, business and other factors beyond our control. We cannot provide assurance that we will maintain a level of cash flows from operating activities sufficient to permit us to pay or refinance our indebtedness, including our senior secured notes (the “notes”) and our revolving credit facility.

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

As of December 31, 2012, we had $484 million (net of $7.2 million original issue discount in respect of the issuance of the notes) of secured debt. Substantially all of our subsidiaries’ assets are pledged as collateral for our borrowings under our secured financing arrangements. Most of our domestic subsidiaries are either primary obligors or guarantors under a secured financing arrangement. Substantially all of our domestic subsidiaries’ assets are pledged as collateral for these guarantees. If we are unable to repay all secured borrowings when due, whether at maturity or if declared due and payable following a default, the agent or the lenders, as applicable, would have the right to proceed against the collateral pledged to secure the indebtedness and may sell the assets pledged as collateral in order to repay those borrowings, which could have a material adverse effect on our businesses, financial condition, results of operations and cash flows.

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

During the period from October 16, 2010 (the day after which our shares began trading in the public markets) through December 31, 2012, the average daily trading volume of our common stock on the New York Stock Exchange was approximately 42,000 shares, or less than 1% of our outstanding common stock. When a relatively small number of shares are traded in a given day, the stock price can be influenced by the purchase or sale of a very small number of shares, leading to volatility in our stock price.

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

We do not have a majority of independent directors and our nominating and corporate governance and compensation committees do not consist entirely of independent directors. Accordingly, our stockholder’s may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements.

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

We cannot provide assurance that the interests of our controlling stockholder will coincide with the interests of other holders of our common stock. Additionally, Cerberus, which controls our controlling stockholder, is in the business of making investments in companies and may, from time to time, acquire and hold interests in businesses that compete directly or indirectly with us. Our certificate of incorporation provides that neither Cerberus or its affiliates, nor members of our board of directors who are not our employees (including any directors who also serve as officers) or their affiliates, have any duty to refrain from engaging, directly or indirectly, in the same or similar business activities or lines of business in which we operate. Cerberus and our controlling stockholder may also pursue, for their own accounts, acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us. So long as our controlling stockholder continues to own a significant amount of our common stock, it will continue to be able to strongly influence or effectively control our decisions, including director and officer appointments, potential mergers or acquisitions, asset sales and other significant corporate transactions. These potential conflicts of interest could have a material adverse effect on our business, financial condition, results of operations or prospects if attractive corporate opportunities are directed by Cerberus, its affiliates or our directors to themselves or their other affiliates instead of to us.

Shares eligible for future sale may cause the market price of our common stock to decline, even if our business is doing well.

Sales of substantial amounts of our common stock in the public market, or the perception that these sales may occur, could adversely affect the price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. Our certificate of incorporation authorizes us to issue 350,000,000 shares of common stock and as of February 28, 2013 we had 20,247,134 shares of common stock outstanding. Of these outstanding shares, 7,779,268 shares of common stock are freely tradable, without restriction, in the public market unless purchased by our affiliates. The remaining 12,467,866 shares of common stock are held by our controlling shareholder, on behalf of Cerberus. The shares held by our controlling shareholder are considered “restricted securities,” as that term is defined in Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”), which are freely tradable subject to applicable holding period, volume and other limitations under Rule 144.

Our controlling shareholder has rights, subject to some conditions, to require us to file registration statements covering its shares or to include its shares in registration statements that we may file for ourselves or other stockholders. As these shares are registered, they can be freely sold in the public market. These shares are currently included in an effective registration statement.

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

Our manufacturing is conducted in 29 manufacturing facilities strategically located throughout North and South America, Europe and Asia. Our manufacturing facilities are supported by nine engineering and sales locations throughout the world.

The following table sets forth selected information regarding each of our facilities:

Facility	Country	Description of Use	Square Feet	Ownership
Americas Locations
Aruja	Brazil	Manufacturing/Office/ Technical Center	272,200	Owned
Betim	Brazil	Manufacturing	120,600	Owned
Contagem	Brazil	Manufacturing	144,200	Leased
Auburn, Indiana	United States	Manufacturing	162,800	Leased
Bardstown, Kentucky (2 locations)	United States	Manufacturing	601,700	Owned/Leased	(1)
Bellevue, Ohio (2 locations)	United States	Manufacturing	363,700	Owned
Bluffton, Ohio	United States	Manufacturing	196,200	Leased
Chicago, Illinois	United States	Manufacturing	423,700	Leased
Clinton Township, Michigan	United States	Manufacturing	385,300	Leased
Detroit, Michigan (2 locations)	United States	Manufacturing	320,000	Owned
Elkton, Michigan	United States	Manufacturing	1,100,000	Owned
Grand Rapids, Michigan	United States	Office	5,900	Leased
Goodyear, Arizona	United States	Manufacturing	458,800	Leased	(3)
Livonia, Michigan	United States	Corporate Office/ Technical Center	76,300	Leased
Madison, Mississippi	United States	Manufacturing	270,500	Leased
Meridian, Mississippi	United States	Manufacturing	412,000	Leased
Milan, Tennessee	United States	Manufacturing	531,400	Leased	(3)
Plymouth, Michigan	United States	Manufacturing	285,100	Leased
Upper Sandusky, Ohio	United States	Manufacturing	80,000	Leased	(3)
International Locations
Gent	Belgium	Manufacturing	346,700	Leased
Neprevazka	Czech Republic	Manufacturing	63,900	Leased
Artern	Germany	Manufacturing	150,000	Owned
Bergisch-Gladbach	Germany	Corporate Office/ Technical Center	99,400	Owned	(4)
Buchholz	Germany	Manufacturing	79,900	Owned
Duisburg	Germany	Manufacturing	110,000	(6)
Kaarst	Germany	Purchasing Office	3,300	Leased
Zwickau	Germany	Manufacturing	492,000	Owned/Leased	(5)
Caserta	Italy	Manufacturing	262,500	Owned
Melfi	Italy	Manufacturing	73,600	Owned
Turin	Italy	Manufacturing/Office/ Technical Center	180,300	Owned
Opole	Poland	Manufacturing	146,000	(5)
Malacky	Slovakia	Manufacturing	518,200	Owned

Facility	Country	Description of Use	Square Feet	Ownership
Changchun (2 locations)	China	Manufacturing/Office/ Technical Center	249,100	(7)
Chengdu	China	Manufacturing	93,200	(7)
Dalian	China	Manufacturing	72,700	(2)(7)
Ningbo (2 locations)	China	Manufacturing	232,500	(2)(8)
Shanghai	China	Office	3,500	Leased
WuHu	China	Manufacturing/Office/ Technical Center	308,500	(7)
Xiangtan (2 locations)	China	Manufacturing/Office	292,800	(7)
Hyderabad	India	Engineering/Design/ Technical Center	4,600	Leased
Yokohama	Japan	Sales/Engineering/ Technical Center	2,500	Leased

(1)	Facility consists of three buildings — two buildings are leased and one building is owned.
(2)	Manufacturing has not yet commenced at this facility.
(3)	Facility is closed, but we remain subject to obligations under the operating lease.
(4)	The manufacturing facility has been closed, but the technical center and corporate office remain open.
(5)	Facility consists of two buildings — one building is leased and one building is owned.
(6)	We own a building right to this facility which is leased by one of our subsidiaries to another of our subsidiaries.
(7)	Facility is utilized by our joint venture. The building is owned by the joint venture.
(8)	Facility is utilized by our joint venture and consists of two buildings — one is owned by the joint venture and one building is leased.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information — Our common stock trades on the New York Stock Exchange under the symbol “TOWR.” The stock began trading on October 15, 2010, in conjunction with our initial public offering. As of February 28, 2013, we had 20,247,134 shares of common stock, $0.01 par value, outstanding, of which 7,779,268 shares were not owned by Tower International Holdings, LLC (an entity owned by Cerberus), and 3 holders of record of our common stock. The transfer agent and registrar for our common stock is American Stock Transfer & Trust Company, LLC.

The following table shows the high and low reported closing price per share of our common stock during 2012 and 2011:

	2012		2011
High and Low Closing Prices per Share	High Price	Low Price	High Price	Low Price
Fourth Quarter	$8.56	$6.00	$12.77	$9.51
Third Quarter	11.17	6.91	18.00	9.86
Second Quarter	13.73	9.70	18.06	13.91
First Quarter	14.24	10.67	18.82	15.85

Performance Graph — The following graph shows the quarterly cumulative total stockholder return for our common stock during the period from October 15, 2010 to December 31, 2012. Five year historical data is not presented since our common stock commenced trading in connection with our initial public offering on October 15, 2010 and we did not have common stock outstanding prior to that date. The graph also shows the cumulative returns of the S&P 500 Index and the Dow Jones U.S. Auto Parts Index. The comparison assumes $100 was invested on October 15, 2010 (the date our common stock began trading on the New York Stock Exchange). Each of the indices shown assumes that all dividends paid were reinvested.

Comparison of Cumulative Total Return

	10/15/2010	12/31/2010	12/31/2011	12/31/2012
Tower International, Inc.	$100.00	130.55	79.26	59.41
S&P 500	$100.00	106.81	106.81	121.12
S&P Supercomposite Auto Parts and Equipment Index	$100.00	121.91	104.50	103.08

Dividends — We did not declare or pay any common stock dividends during 2012 or 2011 and do not anticipate paying any such dividends in the foreseeable future.

Issuer’s Purchases of Equity Securities — We did not repurchase any of our common stock during the fourth quarter of 2012.

Item 6. Selected Financial Data

The following tables set forth selected consolidated financial data of Tower International, Inc. for periods after the Corporate Conversion and selected consolidated financial data of Tower Automotive, LLC, for periods prior to the Corporate Conversion but subsequent to July 31, 2007, the date on which we acquired substantially all of the assets and assumed certain specific liabilities of Tower Automotive, Inc. and its United States subsidiaries in connection with the bankruptcy proceedings of Tower Automotive, Inc. and such subsidiaries and acquired the capital stock of substantially all of the foreign subsidiaries of Tower Automotive, Inc. The selected consolidated balance sheet data as of December 31, 2012 and 2011 and the selected consolidated statement of operations data for the years ended December 31, 2012, 2011 and 2010 have been derived from our audited consolidated financial statements and related notes that we have included elsewhere in this Annual Report. The selected consolidated balance sheet data as of December 31, 2010, 2009 and 2008, the selected consolidated statement of operations data for the years ended December 31, 2009 and 2008 have been derived from audited consolidated financial statements that are not presented in this Annual Report. As with our consolidated financial statements for the years ended December 31, 2012, 2011, and 2010, we adjusted the information in the consolidated financial statements for the years ended December 31, 2009 and 2008, where appropriate, to account for our change in accounting for pension and for discontinued operations.

You should read the following selected historical consolidated financial data in conjunction with the more detailed information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes that we have presented elsewhere in this Annual Report.

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(in millions except share and per share data)
Statement of Operations Data:
Revenues	$2,084.9	$2,053.7	$1,721.3	$1,444.0	$1,912.0
Cost of Sales(1)	1,871.3	1,851.9	1,534.2	1,358.6	1,799.1
Gross profit	213.6	201.8	187.1	85.5	112.9
Gross profit margin	10.2%	9.8%	10.9%	5.9%	5.9%
Selling, general, and administrative expenses(2)	$134.0	$151.6	$138.0	$113.6	$133.5
Amortization expense	4.6	4.6	3.3	2.8	3.0
Restructuring and asset impairment charges, net	10.7	2.7	14.3	13.2	4.2
Operating income/(loss)	64.3	43.0	31.6	(44.1)	(27.7)
Operating income/(loss) margin	3.1%	2.1%	1.8%	-3.1%	-1.4%
Interest expense, net	$53.8	$53.5	$58.6	$50.7	$52.5
Income/(loss) from continuing operations	(4.8)	(25.1)	(42.7)	(60.0)	(99.6)
Net income/(loss)(3)	25.0	(18.2)	(27.0)	(57.2)	(88.5)
Net income attributable to the non-controlling interests	7.0	5.1	8.4	8.9	6.6

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(in millions except share and per share data)
Net income/(loss) attributable to Tower International, Inc.	18.0	(23.3)	(35.4)	(66.1)	(95.1)
Preferred unit dividends(4)	—	—	10.7	16.1	14.9
Income/(loss) available to common stockholders	18.0	(23.3)	(46.1)	(82.2)	(110.0)
Basic income/(loss) per share:
Income/(loss) from continuing operations	(0.58)	(1.56)	(4.46)	(6.81)	(9.72)
Income/(loss) from discontinued operations	1.48	0.36	1.13	0.22	0.89
Income/(loss) per share	0.90	(1.20)	(3.33)	(6.59)	(8.83)
Weighted average basic shares outstanding (in thousands)	20,081	19,364	13,866	12,468	12,468
Diluted income/(loss) per share:
Income/(loss) from continuing operations	(0.58)	(1.56)	(4.46)	(6.81)	(9.72)
Income/(loss) from discontinued operations	1.46	0.36	1.13	0.22	0.89
Income/(loss) per share	0.88	(1.20)	(3.33)	(6.59)	(8.83)
Weighted average diluted shares outstanding (in thousands)	20,447	19,364	13,866	12,468	12,468
Cash dividends declared per share	—	—	—	—	—

	December 31,
	2012	2011	2010	2009	2008
	(in millions)
Balance Sheet Data:
Cash and cash equivalents	$113.9	$135.0	$150.3	$149.8	$126.8
Total assets	1,238.1	1,397.4	1,340.2	1,334.4	1,269.8
Total debt(5)	497.0	583.5	558.2	669.5	628.1
Redeemable preferred units(4)	—	—	—	170.9	155.2
Total stockholders' equity/(deficit)	140.9	97.5	111.6	(147.2)	(88.5)

(1)	During the years ended December 31, 2012, 2011, and 2008, non-cash actuarial pension losses of $19.2 million, $33.2 million, and $42.8 million, respectively, were recorded.
(2)	In connection with the closing of the notes offering and the IPO, we incurred charges of $6.2 million, $18.4 million, and $11.1 million, respectively, related to one-time compensation plans for our executive officers during the years ended December 31, 2012, 2011, and 2010.
(3)	During the year ended December 31, 2012, we recorded a gain of $31.2 million related to the divestiture of our South Korean subsidiary. During the year ended December 31, 2009, we recorded a gain of $33.7 million related to the reduction of our letter of credit facility and subsequent repurchase of our first lien term loan.
(4)	Represents preferred equity interests in Tower Automotive, LLC. See note 12 to our consolidated financial statements. On August 12, 2010, the preferred units, common units and management incentive plan units of Tower Automotive, LLC, which constituted all of the equity interests in Tower Automotive, LLC, were converted into capital units of Tower Automotive, LLC. The preferred units received dividend payments in 2010, 2009, and 2008.
(5)	Consists of short-term and long-term debt, current portion of long-term debt and capital lease obligations.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Company Overview

We are a leading integrated global manufacturer of engineered structural metal components and assemblies primarily serving automotive original equipment manufacturers, or OEMs. We offer our automotive customers a broad product portfolio, supplying body-structure stampings, frame and other chassis structures, as well as complex welded assemblies, for small and large cars, crossovers, pickups and sport utility vehicles, or SUVs. Our products are manufactured at 29 production facilities strategically located near our customers in North America, South America, Europe and Asia. We support our manufacturing operations through eight engineering and sales locations around the world. Our products are offered on a diverse mix of vehicle platforms, reflecting the balanced portfolio approach of our business model and the breadth of our product capabilities. We supply products to approximately 170 vehicle models globally to 11 of the 12 largest OEMs based on 2012 production volumes.

On December 28, 2012, our subsidiaries Tower Automotive Holdings Asia B.V. and Tower Automotive International Holdings B.V. (together, “Sellers”), entered into a Stock Purchase Agreement (“Agreement”) with SJ Holdings, Inc., a subsidiary of SECO (“Buyer”) and consummated the divestiture of our Korean subsidiary Seojin Industrial Company Ltd. (“Seojin”). Pursuant to the Agreement, the Buyer acquired all of the outstanding capital stock of Seojin for a purchase price of fifty billion Korean Won (approximately $47 million USD) and assumed the outstanding debt of Seojin. We received 50% of the payment on December 28, 2012 and 40% on January 31, 2013 and, pursuant to the terms of the Agreement, we expect to receive the remaining 10% in December 2013. Accordingly, Seojin has been presented as a discontinued operation within this Annual Report in accordance with FASB ASC No. 205, Discontinued Operations. The divestiture of Seojin resulted in a gain of $31.2 million in our consolidated financial statements during the fourth quarter of 2012.

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

During 2010, 2011 and 2012, global vehicle production in North America, China, and Brazil increased compared to the unprecedented downturn experienced in 2008 and 2009. However, production volumes in Europe decreased in 2012 compared to 2011 and IHS expects that European production volumes will decrease further in 2013 compared to 2012.

As measured by IHS, global industry production of cars and light trucks was 80 million vehicles in 2012 compared to 75 million vehicles in 2011. IHS projects production will reach 91 million vehicles by 2015, reflecting recovery to trend volume in the North American and European markets and continued growth in markets such as China and Brazil. We believe that we are well positioned to benefit from this trend, but we are not insulated from short-term fluctuations in the global automotive industry.

Factors Affecting Our Revenues

While overall production volumes are largely driven by economic factors outside of our direct control, we believe that the following elements of our business also impact our revenues:

•	Life cycle of our agreements. Our agreements with OEMs typically follow one of two patterns. Agreements for new models of vehicles normally cover the lifetime of the platform, often awarded two to three years before these models are marketed to the public. Agreements covering design improvements to existing automobiles have shorter expected life cycles, typically with shorter pre-production and development periods. Typically, once a supplier has been designated to supply components for a new platform, an OEM will continue to purchase those parts from the designated manufacturer for the life of the program. For any given agreement, our revenues depend in part upon the life cycle status of the applicable product platform. Overall, our revenues are enhanced to the extent that the products we are assembling and producing are in the peak production periods of their life cycles.
•	Product pricing. Generally, our customers negotiate annual price reductions with us during the term of their contracts. When negotiated price reductions are expected to be retroactive, we accrue for such amounts as a reduction of revenues as products are shipped. The extent of our price reductions negatively impacts our revenues. In unusual circumstances, we have been able to negotiate year-over-year price increases as well.
•	Steel pricing. We require significant quantities of steel in the manufacture of our products. Although changing steel prices affect our results, we seek to be neutral with respect to steel pricing over time, with the intention of neither making nor losing money as steel prices fluctuate. The pricing of our products includes a component for steel which increases as steel prices increase and decreases as steel prices decrease. Depending upon when a steel price change occurs, that change may have a disproportionate effect, within any particular fiscal period, on our revenues. For our North American customers and several of our other customers, we purchase steel through our customers’ resale programs, where our customers actually negotiate the cost of steel for us. In other cases, we procure steel directly from the mills, negotiating our own price and seeking to pass through steel price increases and decreases to our customers.
•	Foreign exchange. Our foreign exchange transaction risk is limited, because we generally purchase and produce products in the same country where we sell to our final customer. However, the translation of foreign currencies back to the U.S. dollar may have a significant impact on our revenues, results of operations, cash flows, or stockholders’ equity. Foreign exchange has an unfavorable impact on revenues when the U.S. dollar is relatively strong as compared with foreign currencies and a favorable impact on revenues when the U.S. dollar is relatively weak as compared with foreign currencies. The functional currency of our foreign operations is the local currency. Assets and liabilities of our foreign operations are translated into U.S. dollars using the applicable period-end rates of exchange. Results of operations are translated at applicable average rates prevailing throughout the period. Translation gains or losses are reported as a separate component of accumulated other comprehensive income in our Consolidated Statements of Equity/(Deficit) and Redeemable Preferred Units. Gains and losses resulting from foreign currency transactions, the amounts of which were not material in any of the periods presented in this Annual Report, are included in net income/(loss).

Factors Affecting Our Expenses

Our expenses are driven by the following factors:

•	Cost of steel. We utilize steel and various purchased steel products in virtually all of our products. We refer to the “net steel impact” as the combination of the change in steel prices that are reflected in the price of our products, the change in the cost to procure steel from the mill, and the change in our recovery of scrap steel (which we refer to as “offal”). Our strategy is to be economically indifferent to steel pricing by having these factors offset each other. While we strive to achieve a neutral net steel impact, we are not always successful in achieving that goal, in large part due to timing. Depending upon when a steel price change occurs, that change may have a disproportionate effect, within any particular fiscal period, on our product pricing, our steel costs and the results of our sales of scrap steel. Imbalances in any one particular fiscal period may be reversed in a subsequent fiscal period, although we cannot provide assurances as to if or when these reversals will occur.
•	Purchase of steel. As noted above, we purchase a portion of our steel from our customers through our customers’ resale programs and a portion of our steel directly from the mills. Whether our customer negotiates the cost of steel for us in a customer resale program or we negotiate the cost of steel with the mills, the price we pay is charged directly to our cost of sales, just as the component of product pricing relating to steel is included within our revenues.

•	Sale of scrap steel. We typically sell offal in secondary markets which are influenced by similar market forces. We generally share our recoveries from sales of offal with our customers either through scrap sharing agreements, in cases where we are on resale programs, or in the product pricing that is negotiated regarding increases and decreases in the steel price in cases where we purchase steel directly from the mills. In either situation, we may be impacted by the fluctuation in scrap steel prices, either positive or negative, in relation to our various customer agreements. Since scrap steel prices generally increase and decrease as steel prices increase and decrease, our sale of offal may mitigate the severity of steel price increases and limit the benefits we achieve through steel price declines. Recoveries related to sales of offal reduce cost of sales.

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

Our Segments

Our management reviews our operating results and makes decisions based upon two reportable segments: the Americas and International. For accounting purposes, we have identified four operating segments, which we have aggregated into two reportable segments. See note 16 to our consolidated financial statements. Through December 31, 2012, our businesses have had similar economic characteristics, including the nature of our products, our margins, our production processes and our customers.

Results of Operations — Year Ended December 31, 2012 Compared with the Year Ended December 31, 2011

Automobile production volumes increased during the year ended December 31, 2012 in three of our four major markets compared to the year ended December 31, 2011, the exception being a decline in Europe. The following table presents production volumes in specified regions according to IHS for the year ended December 31, 2012 compared to the year ended December 31, 2011 (in millions of units produced):

	Europe	China	North America	Brazil
2012 production volumes	19.2	16.9	15.4	3.2
2011 production volumes	20.1	15.8	13.1	3.1
Increase/(decrease)	(0.9)	1.1	2.3	0.1
Percentage change	(4)%	7%	18%	1%

The following table presents selected financial information for the years ended December 31, 2012 and 2011 (in millions).

	International		Americas		Consolidated
	Year Ended December 31,		Year Ended December 31,		Year Ended December 31,
	2012	2011	2012	2011	2012	2011
Revenues	$945.9	$981.6	$1,139.0	$1,072.1	2,084.9	$2,053.7
Cost of sales	844.0	870.1	1,027.3	981.8	1,871.3	1,851.9
Gross profit	101.9	111.5	111.7	90.3	213.6	201.8
Selling, general, and administrative expenses	44.6	51.4	89.4	100.1	134.0	151.5
Amortization	2.5	2.7	2.1	1.9	4.6	4.6
Restructuring and asset impairments	2.1	(0.2)	8.6	2.9	10.7	2.7
Operating income/(loss)	$52.7	$57.6	$11.6	$(14.6)	64.3	43.0
Interest expense, net					53.8	53.5
Other expense					—	1.3
Provision for income taxes					15.3	13.3
Income from discontinued operations, net of tax					29.8	6.9
Noncontrolling interest, net of tax					7.0	5.1
Net income/(loss) attributable to Tower International, Inc.					$18.0	$(23.3)

Comparison of Periods — GAAP Analysis of Consolidated Results

Revenues

Total revenues increased during the year ended December 31, 2012 by $31.2 million or 2% from the year ended December 31, 2011, reflecting primarily higher volume in both our Americas segment ($113.9 million) and our International segment ($33 million). Revenues were positively impacted by the strengthening of the Chinese Rmb against the U.S. dollar ($4.4 million), but were negatively impacted by the strengthening of the U.S. dollar against foreign currencies in our International segment, primarily the Euro ($62.2 million), and in our Americas segment, primarily the Brazilian Real ($36 million). Revenues were also negatively impacted by unfavorable pricing ($21.9 million).

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

Total gross profit increased by $11.8 million or 6% from the year ended December 31, 2011 to the year ended December 31, 2012, and our gross profit margin increased from 9.8% during 2011 to 10.2% in 2012, as explained by higher volume ($29.3 million), offset by higher capacity related fixed costs ($15 million), unfavorable product mix ($14.8 million) and unfavorable foreign exchange ($14.1 million, excluding the impact on depreciation). All other factors were net favorable by $26.4 million. Cost of sales was reduced by favorable efficiencies ($31.9 million), lower pension actuarial loss ($14 million), lower depreciation ($9.7 million), and lower launch costs ($9.6 million). These factors were offset partially by unfavorable pricing and economics ($39.8 million) and the non-recurrence of a favorable settlement associated with a value added tax audit in Brazil ($2.7 million).

Total gross profit was positively impacted by a reduction in the depreciation included in cost of sales from $93.9 million during the year ended December 31, 2011 to $84.2 million during the year ended December 31, 2012. The decrease reflected primarily a portion of our assets becoming fully depreciated in 2011 in our International segment and the strengthening of the U.S. dollar against foreign currencies, offset partially by the depreciation at Tower Defense and Aerospace (TD&A) that was acquired in April 2011.

Selling, General, and Administrative Expenses (“SG&A”)

Total SG&A decreased $17.5 million or 12% from the year ended December 31, 2011, reflecting primarily lower compensation expense related to the IPO and senior notes offering ($11.9 million), SG&A efficiencies ($2.9 million), the costs incurred during the second quarter of 2011 related to the acquisition of substantially all of the assets of W Industries, which is now TD&A ($1.1 million), and the strengthening of the U.S. dollar against foreign currencies, offset partially by higher compensation expense associated with stock options and RSUs ($2.8 million).

Amortization Expense

Total amortization expense remained consistent at $4.6 million from the year ended December 31, 2012. Our amortization expense consists of the charges we incur to amortize certain intangible assets.

Restructuring and Asset Impairment Expense

Total restructuring and asset impairment expense increased $8 million from the year ended December 31, 2011. During 2012, we incurred charges of $10.7 million which consisted of the recurring costs for maintaining our North American closed plants, severance costs in Europe and Brazil to reduce fixed costs, and the costs incurred to close two manufacturing facilities and relocate the operations to two of our existing manufacturing facilities in the Americas segment. During 2011, we incurred charges of $2.7 million in Brazil related to improved manufacturing efficiencies, which were offset partially by the favorable adjustment of a liability pertaining to our North American closed facilities.

Interest Expense, net

Interest expense, net, increased $0.3 million or 1% from the year ended December 31, 2011, reflecting primarily the non-recurrence of a favorable settlement relating to the interest associated with a value added tax audit in Brazil in 2011 ($4.3 million), additional interest on increased borrowings at our foreign locations ($2.5 million), and the higher interest expense associated with our Amended ABL Revolver and new Letter of Credit Facility ($1.3 million). These factors were offset partially by the lower interest expense on our senior secured notes due to the repurchases made during 2011 ($3.7 million) and the strengthening of the U.S. dollar against foreign currencies.

Provision for Income Taxes

Income tax expense from continuing operations increased $2 million or 15% from the year ended December 31, 2011. The income tax expense increased primarily because of a non-cash charge of $6.5 million for the recording of a valuation allowance on our deferred tax assets in Brazil. This expense was offset partially by a $2.6 million tax benefit for the favorable conclusion of tax audits in our International segment.

Our analysis for the second quarter of 2012 showed that a three-year historical cumulative loss existed in Brazil. We looked to near-term projections and coupled them with recent historical results to analyze our cumulative income/(loss) position in Brazil. During the second quarter of 2012, the deterioration in short-term macroeconomic conditions, which included further declines in production volumes from our key customers, was worse than anticipated, resulting in lower projected earnings in the near-term. Based on the guidance in FASB ASC No. 740, we determined that we were unable to overcome the negative evidence of a three-year cumulative operating loss, in light of these deteriorating conditions. As a result, at June 30, 2012, we could no longer assert it was more likely than not that we would realize our deferred tax assets in Brazil. If our operations in Brazil generate sufficient profitability in the future, the valuation allowance could be reversed in whole or in part in a future period.

Our consolidated income tax expense varies each period depending on the level and mix of income and losses generated in the various jurisdictions in which we do business. The actual income tax expense is higher than the expected income tax expense based on statutory rates primarily because we have not recorded tax benefits on net losses incurred in certain jurisdictions. We have not recorded income tax benefits on current year losses in the U.S., Netherlands and Brazil due to the uncertainty of the future realization of the deferred tax assets generated by the losses. We continually evaluate our net deferred tax asset positions and the necessity of establishing or removing valuation allowances in all jurisdictions. We record valuation allowances when a history of cumulative losses exists and there is significant uncertainty related to the future realization of the deferred tax assets.

Noncontrolling Interest, Net of Tax

The adjustment to our earnings required to give effect to the elimination of noncontrolling interests increased $1.9 million or 37% from the year ended December 31, 2011, reflecting increased earnings in our Chinese joint ventures during 2012.

Comparison of Periods — Non-GAAP Analysis of Adjusted EBITDA

A reconciliation of Adjusted EBITDA to net loss attributable to Tower International, Inc. for the periods presented is set forth below (in millions):

	International		Americas		Consolidated
	Year Ended December 31,		Year Ended December 31,		Year Ended December 31,
	2012	2011	2012	2011	2012	2011
Adjusted EBITDA	$85.4	$96.5	$108.3	$104.7	$193.7	$201.2
Intercompany charges	9.4	9.1	(9.4)	(9.1)	—	—
Restructuring and asset impairments	(2.1)	0.2	(8.6)	(2.9)	(10.7)	(2.7)
Depreciation and amortization	(39.5)	(46.4)	(53.4)	(56.3)	(92.9)	(102.7)
Acquisition costs and other	(0.3)	(0.4)	(0.1)	(1.1)	(0.4)	(1.5)
Incentive compensation related to funding events(a)	(0.2)	(1.4)	(6.0)	(16.7)	(6.2)	(18.1)
Pension actuarial loss	—	—	(19.2)	(33.2)	(19.2)	(33.2)
Operating income/(loss)	$52.7	$57.6	$11.6	$(14.6)	64.3	43.0
Interest expense, net					(53.8)	(53.5)
Other expense(b)					—	(1.3)
Provision for income taxes					(15.3)	(13.3)
Income from discontinued operations, net of tax					29.8	6.9
Noncontrolling interest, net of tax					(7.0)	(5.1)
Net income/(loss) attributable to Tower International, Inc.					$18.0	$(23.3)

(a)	Represents the one-time compensation programs triggered by the closing of the senior secured notes offering and the closing of the initial public offering in 2010. The compensation charges are incurred during the applicable vesting periods of each program.
(b)	Represents the premium paid in connection with the retirement of our senior secured notes.

The following table presents revenues (a GAAP measure) and Adjusted EBITDA (a non-GAAP measure) for the years ended December 31, 2012 and 2011 (in millions) as well as an explanation of variances:

	International		Americas		Consolidated
	Revenues	Adjusted EBITDA(c)	Revenues	Adjusted EBITDA(c)	Revenues	Adjusted EBITDA(c)
2012 results	$945.9	$85.4	$1,139.0	$108.3	$2,084.9	$193.7
2011 results	$981.6	$96.5	$1,072.1	$104.7	$2,053.7	$201.2
Variance	$(35.7)	$(11.1)	$66.9	$3.6	$31.2	$(7.5)
Variance attributable to:
Volume and mix	$33.0	$(12.1)	$113.9	$11.6	$146.9	$(0.5)
Foreign exchange	(57.8)	(6.1)	(36.0)	(2.4)	(93.8)	(8.5)
Pricing and economics	(10.9)	(15.0)	(11.0)	(22.6)	(21.9)	(37.6)
Efficiencies	—	19.1	—	12.8	—	31.9
Selling, general, and administrative expenses and other items(d)	—	3.0	—	4.2	—	7.2
Total	$(35.7)	$(11.1)	$66.9	$3.6	$31.2	$(7.5)

(c)	We have presented a reconciliation of Adjusted EBITDA to net income/(loss) attributable to Tower International, Inc. above.
(d)	When we refer to “selling, general, and administrative expenses (“SG&A”) and other items”, the “other items” refer to (i) savings which we generate after implementing restructuring actions, (ii) the costs associated with launching new products, and (iii) one-time items which may include reimbursement of costs.

Adjusted EBITDA

Consolidated Company:  Consolidated Adjusted EBITDA decreased by $7.5 million or 4% from the year ended December 31, 2011, reflecting additional volume-related fixed costs ($15 million), unfavorable product mix ($14.8 million), and unfavorable foreign exchange ($8.5 million), offset partially by higher volume ($29.3 million). All other factors were net favorable by $1.5 million. Favorable efficiencies ($31.9 million) and favorable SG&A expenses and other items ($7.2 million) were offset partially by unfavorable pricing and economics ($37.6 million).

International Segment:  In our International segment, Adjusted EBITDA decreased by $11.1 million or 12% from the year ended December 31, 2011, reflecting unfavorable product mix ($10.5 million), additional volume-related fixed costs ($8.8 million), unfavorable foreign exchange ($6.1 million), offset partially by higher volumes ($7.2 million). All other factors were net favorable by $7.1 million. Favorable efficiencies ($19.1 million) and favorable SG&A and other items ($3 million), were offset partially by unfavorable pricing and economics ($15 million), principally product pricing and labor costs. SG&A expenses and other items reflect primarily lower launch ($1.8 million).

Americas Segment:  In our Americas segment, Adjusted EBITDA improved by $3.6 million or 3% from the year ended December 31, 2011, reflecting primarily higher volumes ($21.4 million) offset partially by additional volume-related fixed costs ($6.2 million), unfavorable product mix ($4.3 million), and unfavorable foreign exchange ($2.4 million). All other factors were net unfavorable by $5.6 million. Favorable efficiencies ($12.8 million) and favorable SG&A expenses and other items ($4.2 million) were more than offset by unfavorable pricing and economics ($22.6 million), principally product pricing and labor costs. SG&A spending and other items reflect primarily lower launch costs ($7.8 million), favorable SG&A efficiencies

($3.6 million), offset partially by higher compensation expense associated with stock options and RSUs ($2.8 million) and the non-recurrence of a favorable settlement associated with a value added tax audit in Brazil ($2.7 million).

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

	Europe	China	North America	Brazil
2011 production volumes	20.2	16.0	13.1	3.1
2010 production volumes	18.7	14.5	11.9	3.2
Increase	1.5	1.5	1.2	(0.1)
Percentage change	8%	11%	10%	(1)%

The following table presents selected financial information for the years ended December 31, 2011 and 2010 (in millions).

	International		Americas		Consolidated
	Year Ended December 31,		Year Ended December 31,		Year Ended December 31,
	2011	2010	2011	2010	2011	2010
Revenues	$981.6	$871.8	$1,072.1	$849.5	$2,053.7	$1,721.3
Cost of sales	870.1	761.8	981.8	772.4	1,851.9	1,534.2
Gross profit	111.5	110.0	90.3	77.1	201.8	187.1
Selling, general, and administrative expenses	51.4	57.1	100.1	80.9	151.5	138.0
Amortization	2.7	2.4	1.9	0.9	4.6	3.3
Restructuring and asset impairments	(0.2)	3.3	2.9	11.0	2.7	14.3
Operating income/(loss)	$57.6	$47.2	$(14.6)	$(15.7)	43.0	31.5
Interest expense, net					53.5	58.6
Other expense					1.3	1.3
Provision for income taxes					13.3	14.4
Income from discontinued operations, net of tax					6.9	15.7
Noncontrolling interest, net of tax					5.1	8.4
Net loss attributable to Tower International, Inc.					$(23.3)	$(35.5)

Comparison of Periods — GAAP Analysis of Consolidated Results

Revenues

Total revenues increased during the year ended December 31, 2011 by $332.4 million or 19% from the year ended December 31, 2010, reflecting primarily higher volume in both our Americas segment ($209.3 million) and our International segment ($46.9 million). Revenues were also positively impacted by the strengthening of foreign currencies against the U.S. dollar in our International segment, primarily the Euro ($41 million) and the Chinese Rmb ($7.7 million), and in our Americas segment, primarily the Brazilian Real ($11.9 million). In addition, revenues were positively impacted by favorable pricing ($15.6 million), related primarily to higher steel recoveries in our International segment.

Gross Profit

Total gross profit increased by $14.7 million or 8% from the year ended December 31, 2010 to the year ended December 31, 2011, and our gross profit margin decreased from 10.9% during 2010 to 9.8% in 2011, as partially explained by higher volume ($56.1 million) and favorable foreign exchange ($9 million, excluding the impact on depreciation) offset partially by unfavorable product mix ($15.8 million). All other factors were net unfavorable by $34.6 million. Cost of sales was increased by unfavorable pricing and economics ($44.9 million), the actuarial loss in 2011 on our pension plan ($33.2 million), higher launch costs ($7.4 million), and the non-recurrence of customer cost recoveries ($3.6 million). These factors were offset partially by favorable efficiencies ($45.4 million) and the favorable settlement associated with a value added tax audit in Brazil ($2.7 million).

Total gross profit was positively impacted by a reduction in the depreciation included in cost of sales from $98.8 million during the year ended December 31, 2010 to $93.9 million during the year ended December 31, 2011. The decrease reflected primarily a portion of our assets becoming fully depreciated in 2011 in our International segment, offset partially by the strengthening of foreign currencies against the U.S. dollar and the depreciation at TD&A that was acquired in April 2011.

Selling, General, and Administrative Expenses (“SG&A”)

Total SG&A increased $13.5 million or 10% from the year ended December 31, 2010, reflecting primarily the higher charges for compensation costs related to the initial public offering and senior secured notes offering ($7.1 million), higher expenses associated with being a public company ($2.7 million), wage inflation ($2.7 million), the costs related to the acquisition of substantially all of the assets of W Industries during the second quarter of 2011, which is now TD&A ($1.1 million), and the strengthening of foreign currencies against the U.S. dollar, offset partially by SG&A efficiencies ($1.8) million, and costs related to the acquisition of a manufacturing plant in Artern, Germany during the first quarter of 2010 ($0.7 million).

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

Restructuring and Asset Impairment Expense

Total restructuring and asset impairment expense decreased $11.6 million from the year ended December 31, 2010. During 2011, we incurred charges of $2.7 million which consisted of the recurring costs for maintaining our North American closed plants and severance costs in Brazil related to improved manufacturing efficiencies, which were offset partially by the favorable adjustment of a liability pertaining to our North American closed facilities. During 2010, we incurred charges of $14.3 million reflecting primarily an impairment charge taken on our non-automotive business of $7.3 million, an impairment charge taken of $2.7 million on our press shop in Bergisch Gladbach, Germany as we put it up for sale, $2.3 million related to the sale of a closed facility, and the recurring costs for maintaining our North American closed plants. The charge taken on our non-automotive business related to the equipment specifically purchased for use with a failed solar agreement, less any salvage value.

Interest Expense, net

Interest expense, net, decreased $5.1 million or 9% from the year ended December 31, 2010 reflecting primarily the acceleration of debt issue costs in August 2010 upon the retirement of the first lien term loan ($5.3 million) and a favorable settlement relating to the interest associated with a value added tax audit in Brazil ($4.3 million), offset partially by the higher interest expense associated with our senior secured notes ($2.5 million), the higher interest expense associated with our ABL Revolver and letter of credit facility ($1.8 million), and the strengthening of foreign currencies against the U.S. dollar. On October 6, 2011 and September 30, 2011, we reduced our outstanding debt by purchasing $7.5 million and $17.5 million, respectively, of our senior secured notes in the open market and immediately retired them which resulted in the acceleration of the amortization of the original issue discount and associated debt issue costs by $0.3 million and $0.7 million, respectively. On March 30, 2011 and December 17, 2010, we redeemed $17 million and $26 million, respectively, of the senior secured notes which resulted in the acceleration of the amortization of the original issue discount and associated debt issue costs by $0.8 million and $1.2 million, respectively.

Provision for Income Taxes

Income tax expense from continuing operations decreased $1.1 million or 8% from the year ended December 31, 2010. The income tax expense decreased primarily because we made an election which eliminated the need to maintain a $1 million deferred tax liability on the potential payment of dividends.

Our consolidated income tax expense varies each period depending on the level and mix of income and losses generated in the various jurisdictions in which we do business. The actual income tax expense is higher than the expected income tax expense based on statutory rates primarily because we have not recorded tax benefits on net losses incurred in certain jurisdictions. We did not record income tax benefits on current year losses in the U.S. and the Netherlands due to the uncertainty of the future realization of the deferred tax assets generated by the losses. We continually evaluate our net deferred tax asset positions and valuation allowances in all jurisdictions. We record valuation allowances when a history of cumulative losses exists and there is significant uncertainty related to the future realization of the deferred tax assets.

Noncontrolling Interest, Net of Tax

The adjustment to our earnings required to give effect to the elimination of noncontrolling interests decreased $3.3 million or 39% from the year ended December 31, 2010, reflecting decreased earnings in our Chinese joint ventures during 2011 related primarily to unfavorable product pricing.

Comparison of Periods — Non-GAAP Analysis of Adjusted EBITDA

A reconciliation of Adjusted EBITDA to net loss attributable to Tower International, Inc. for the periods presented is set forth below (in millions):

	International		Americas		Consolidated
	Year Ended December 31,		Year Ended December 31,		Year Ended December 31,
	2011	2010	2011	2010	2011	2010
Adjusted EBITDA	$96.5	$104.0	$104.7	$59.7	$201.2	$163.7
Intercompany charges	9.1	0.5	(9.1)	(0.5)	—	—
Restructuring and asset impairments	0.2	(3.3)	(2.9)	(11.0)	(2.7)	(14.3)
Depreciation and amortization	(46.4)	(52.3)	(56.3)	(53.4)	(102.7)	(105.7)
Acquisition costs and other	(0.4)	(1.1)	(1.1)	(0.1)	(1.5)	(1.2)
Incentive compensation related to funding events(a)	(1.4)	(0.6)	(16.7)	(10.4)	(18.1)	(11.0)
Pension actuarial gain/(loss)	—	—	(33.2)	—	(33.2)	—
Operating income/(loss)	$57.6	$47.2	$(14.6)	$(15.7)	43.0	31.5
Interest expense, net					(53.5)	(58.6)
Other expense(b)					(1.3)	(1.3)
Provision for income taxes					(13.3)	(14.4)
Income from discontinued operations, net of tax					6.9	15.7
Noncontrolling interest, net of tax					(5.1)	(8.4)
Net loss attributable to Tower International, Inc.					$(23.3)	$(35.5)

(a)	Represents the one-time compensation programs triggered by the closing of the senior secured notes offering and the closing of the initial public offering in 2010. The compensation charges are incurred during the applicable vesting periods of each program.
(b)	Represents the premium paid in connection with the retirement of our senior secured notes.

The following table presents revenues (a GAAP measure) and Adjusted EBITDA (a non-GAAP measure) for the years ended December 31, 2011 and 2010 (in millions) as well as an explanation of variances:

	International		Americas		Consolidated
	Revenues	Adjusted EBITDA(c)	Revenues	Adjusted EBITDA(c)	Revenues	Adjusted EBITDA(c)
2011 results	$981.6	$96.5	$1,072.1	$104.7	$2,053.7	$201.2
2010 results	$871.8	$104.0	$849.5	$59.7	$1,721.3	$163.7
Variance	$109.8	$(7.5)	$222.6	$45.0	$332.4	$37.5
Variance attributable to:
Volume and mix	$46.9	$7.9	$209.3	$32.4	$256.2	$40.3
Foreign exchange	48.7	5.6	11.9	1.0	60.6	6.6
Pricing and economics	14.2	(31.8)	1.4	(15.5)	15.6	(47.3)
Efficiencies	—	19.9	—	25.5	—	45.4
Selling, general, and administrative expenses and other items	—	(9.1)	—	1.6	—	(7.5)
Total	$109.8	$(7.5)	$222.6	$45.0	$332.4	$37.5

(c)	We have presented a reconciliation of Adjusted EBITDA to net income/(loss) attributable to Tower International, Inc. above.

Adjusted EBITDA

Consolidated Company:  Consolidated Adjusted EBITDA improved by $37.5 million or 23% from the year ended December 31, 2010, reflecting higher volume ($56.1 million) and favorable foreign exchange ($6.6 million) offset partially by unfavorable product mix ($15.8 million). The unfavorable product mix relates primarily to products which required lower capital investments and have lower margins. All other factors were net unfavorable by $9.4 million; favorable efficiencies ($45.4 million) were more than offset by unfavorable pricing and economics ($47.3 million) and unfavorable SG&A expenses and other items ($7.5 million).

International Segment:  In our International segment, Adjusted EBITDA decreased by $7.5 million or 7% from the year ended December 31, 2010, as explained by higher volumes ($7.9 million) and favorable foreign exchange ($5.6 million). All other factors were net unfavorable by $14.5 million. Unfavorable pricing and economics ($31.8 million), principally product pricing and labor costs, were offset partially by favorable efficiencies ($19.9 million). In addition, SG&A and other items contributed unfavorably during the year ended December 31, 2011 ($9.1 million) resulting from higher launch costs ($5.4 million) and the non-recurrence of customer cost recoveries ($2.8 million).

Americas Segment:  In our Americas segment, Adjusted EBITDA improved by $45 million or 75% from the year ended December 31, 2010, reflecting primarily higher volumes ($48.2 million) and favorable foreign exchange ($1 million), offset partially by unfavorable product mix ($15.8 million). All other factors were net favorable by $11.6 million. Favorable efficiencies ($25.5 million) and lower SG&A expenses and other items ($1.6 million) were offset partially by unfavorable pricing and economics ($15.5 million), principally product pricing and labor costs. SG&A spending and other items reflect primarily the favorable settlement associated with a value added tax audit in Brazil ($2.7 million) and favorable SG&A efficiencies ($2.4 million), offset partially by higher expenses associated with being a public company ($2.7 million) and higher launch costs ($1.7 million).

Restructuring and Asset Impairments

The following table sets forth our net restructuring and asset impairment expense by type for the periods presented (in millions):

	Year Ended December 31,
	2012	2011	2010
Employee termination costs	$2.6	$1.4	$0.6
Other exit costs	7.5	1.3	3.7
Asset impairments	0.6	—	10.0
Total	$10.7	$2.7	$14.3

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

The charges incurred during 2012 relate to the ongoing maintenance expense of facilities closed in our Americas segment as a result of prior actions, costs incurred to close two manufacturing facilities and relocate the operations to two of the Company’s existing manufacturing facilities, and severance costs in Europe and Brazil to reduce fixed costs.

The charges incurred during 2011 related to the ongoing maintenance expense of facilities closed in our Americas segment as a result of prior actions and severance costs in Brazil to improve manufacturing efficiencies.

In December 2010, we recorded an impairment charge of $7.3 million on our non-automotive business and recorded a charge of $2.3 million related to the sale of a closed facility. The charge taken on our non-automotive business related to the equipment specifically purchased for a contract with a solar customer that failed to materialize, less any salvage value. In March 2010, we recorded an impairment charge of $2.7 million on our Bergisch Gladbach, Germany facility which was closed in 2009. This charge was recorded to align the book value to fair value less costs to sell when the facility was classified as held for sale. The additional charges incurred relate to other severance costs and ongoing maintenance of facilities closed as a result of prior actions.

We expect to continue to incur additional restructuring expense in 2013 related primarily to previously announced restructuring actions and may engage in new actions if business conditions warrant further actions. We do not anticipate that any additional expense will be significant with respect to previously announced actions.

Liquidity and Capital Resources

General

We generally expect to fund expenditures for operations, administrative expenses, capital expenditures and debt service obligations with internally generated funds from operations, and satisfy working capital needs from time-to-time with borrowings under our revolving credit facility or use of cash on hand. As of December 31, 2012, we had available liquidity of approximately $207 million, which we believe is adequate to fund our working capital requirements for at least the next twelve months. We believe that we will be able to meet our debt service obligations and fund our short-term and long-term operating requirements for at least the next twelve months with cash flow from operations, cash on hand, and borrowings under our revolving credit facility.

Cash Flows and Working Capital

The following table shows the components of our cash flows from continuing operations for the periods presented (in millions):

	Year Ended December 31,
	2012	2011	2010
Net cash provided by/(used in):
Operating activities	$101.4	$86.9	$86.5
Investing activities	(119.8)	(123.1)	(101.7)
Financing activities	9.8	27.1	14.7

Net Cash Provided by Operating Activities

During the year ended December 31, 2012, we generated $101.4 million of cash flow from operations compared with $86.9 million during the year ended December 31, 2011. The primary reason for this increase was the favorable fluctuation in working capital items. During the year ended December 31, 2012, we utilized $8.5 million of cash through working capital items compared to $22 million during 2011. The $8.5 million of cash utilized through working capital items in 2012 reflects primarily the net effect of payments and receipts of trade payables and receivables, which was $12.3 unfavorable during 2012, and higher inventory of $4.8 million (excluding the discontinued operation), offset partially by the timing of the net effect of payments and receipts of customer funded tooling, which was $3.6 million favorable during 2012. The $22 million of cash utilized through working capital items in 2011 reflects primarily the timing of the net effect of payments and receipts of customer funded tooling, which was $19.2 million unfavorable during 2011 and increased inventory of $10.4 million due to higher sales (excluding the inventory of the discontinued operation).

During the year ended December 31, 2011, we generated $86.9 million of cash flow from operations compared with $86.5 million during the year ended December 31, 2010. The primary reason for this increase was the higher production volumes during 2011 which increased our revenues and profitability which was offset partially by an unfavorable fluctuation in working capital items. During the year ended December 31, 2011, we utilized $22 million of cash through working capital items compared to generation of $26.5 million in 2010. The $22 million of cash utilized through working capital items in 2011 reflects primarily the timing of the net effect of payments and receipts of customer funded tooling, which was $19.2 million unfavorable during 2011 and increased inventory of $10.4 million due to higher sales (excluding the inventory of the discontinued operation). The $26.5 million of cash generated through working capital items in 2010 reflects primarily the timing of the net effect of payments and receipts of customer funded tooling, which was $21.1 million favorable during 2010.

Net Cash Used in Investing Activities

Net cash utilized in investing activities was $119.8 million during 2012 compared to $123.1 million during 2011. The $3.3 million change in cash used reflects the increase in capital expenditures related primarily to the timing of program launches and expansion in China which were more than offset by the acquisition of substantially all of the assets of W Industries that occurred in 2011.

Net cash utilized in investing activities was $123.1 million during 2011 compared to net cash utilized of $101.7 million during 2010. The $21.4 million increase in cash used reflects the increase in capital expenditures related primarily to the timing of program launches and capacity expansions in China and Brazil and the acquisition of substantially all of the assets of W Industries in the second quarter of 2011, offset partially by the acquisition of a manufacturing plant in Artern, Germany in the first quarter of 2010.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $9.8 million during 2012 compared with $27.1 million during 2011. The $17.3 million change was attributable primarily to lower borrowings in 2012 and the non-recurrence of the repurchase of our senior secured notes. In 2011, we repurchased $42 million of our senior secured notes.

Net cash provided by financing activities was $27.1 million during 2011 compared with $14.7 million during 2010. The $12.3 million change was attributable primarily to increased borrowings to assist in the funding of operations offset partially by the redemption of $42 million of our senior secured notes and $5.1 million purchase of treasury stock.

Working Capital

We manage our working capital by monitoring key metrics principally associated with inventory, accounts receivable and accounts payable. Excluding the inventory at our discontinued operation, our quarterly average days on hand increased to 17 days during the fourth quarter of 2012, from 16 days during the fourth quarter of 2011. Our inventory levels decreased from $85.1 million at December 31, 2011 to $81.3 million at December 31, 2012, of which $8.6 million related to the divestiture of our South Korean subsidiary. Excluding the inventory from our discontinued operation, the increase in inventory was primarily due to erratic OEM production schedules, production of inventory builds to support the transfer of facilities in North America, and the inventory at our new joint venture in Xiangtan, China. We are implementing additional inventory control measures during 2013 in an effort to reduce inventory days on hand to lower levels.

We have continued our efforts to match the terms on which we pay our suppliers with the payment terms we receive from our customers in an effort to remain cash flow neutral with respect to our trade payables and receivables. Our accounts receivable balance decreased from $328 million as of December 31, 2011 to $266.1 million as of December 31, 2012, of which $23.4 million related to the divestiture of our South Korean subsidiary. The remaining change reflects primarily the decrease of accounts receivable related to customer funded tooling, which resulted from the timing of customer programs.

Our accounts payable balance decreased from $395.3 million as of December 31, 2011 to $264.9 million as of December 31, 2012, of which $83 million related to the divestiture of our South Korean subsidiary. The remaining change reflects primarily the decrease of accounts payable related to customer funded tooling, which resulted from the timing of customer programs.

On December 31, 2012 and 2011, we had working capital balances of $94 million and ($9.9) million, respectively. The change in working capital balance is attributable primarily to the divestiture of our South Korean operation, which historically had negative working capital. We actively manage our inventory balances to minimize the inventory on hand which is facilitated by our customers’ just-in-time manufacturing process. We also have a substantial portion of our short-term debt that is subject to renewal. Historically, we have been successful in renewing this debt as it becomes due.

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

Sources and Uses of Liquidity

Our available liquidity at December 31, 2012 was approximately $207 million, and consisted of $113.9 million of cash on hand and unutilized borrowing availability of $85.6 million and $7.8 million, respectively, under our U.S. and foreign credit facilities. A significant portion of our cash balance is located at foreign subsidiaries, including China, and is presently being used to fund growth at those locations.

Periodically, we remit cash from China in the form of dividends, but recently we have not remitted such dividends because the cash is being used in the operations to support growth. As of December 31, 2011 and 2010, we had available liquidity of approximately $195 million and $229 million, respectively, excluding the cash and availability at our discontinued operation.

As of December 31, 2012, we had short-term debt of $73 million, of which $23.2 million related to debt in Brazil, $21.7 million related to debt in Europe, $18.5 million related to receivables factoring in Europe, $9.3 million related to debt in China, and $0.3 million of other debt. The majority of our Brazilian debt is subject to renewal. Historically, we have been successful in renewing this debt on an annual basis, but we cannot assure you that this debt will continue to be renewed or, if renewed, that this debt will continue to be renewed under the same terms. The receivables factoring in Europe consists of uncommitted, demand facilities which are subject to termination at the discretion of the banks, although we have not experienced any terminations by the banks at any time since the 2007 acquisition. We believe that we will be able to continue to renew the majority of our Brazilian debt and to continue the receivables factoring in Europe.

During the fourth quarter of 2012:

•	In Brazil, we obtained three term loans of $8 million (R$16.3 million) with maturity dates ranging from October 2013 to September 2021 and interest rates ranging from 8.7% to 11.62%.
•	In China, we obtained three additional fixed rate secured lines of credit of $6.3 million (Rmb 39.4 million), of which the entire amount was outstanding. The credit lines have maturity dates ranging from April 2013 to December 2017 and interest rates ranging from 6.44% to 7.68%.

Free Cash Flow

Free cash flow is a non-GAAP measure that represents net cash provided by continuing operating activities less cash disbursed for purchases of property, plant, and equipment, net. We believe this metric provides useful information to our investors because management regularly reviews free cash flow as an important indicator of how much cash is generated by our normal business operations, including capital expenditures, and makes decisions based on it. Management also views free cash flow as a measure of cash available to reduce debt and grow the business. Free cash flow is calculated as follows (in millions):

	As of December 31,
	2012	2011	2010
Net cash provided by continuing operating activities	$101.4	$86.9	$86.5
Cash disbursed for purchases of property, plant, and equipment, net	(119.8)	(100.8)	(85.0)
Free cash flow	$(18.4)	$(13.9)	$1.5

Free cash flow was negative $18.4 million during 2012 compared to negative $13.9 million during 2011. The $4.5 million change in free cash flow reflects primarily higher capital expenditures in 2012 related to the timing of program launches and expansion in China offset partially by a favorable change in working capital items.

Free cash flow was negative $13.9 million during 2011 compared to $1.5 million during 2010. The $15.4 million change in free cash flow reflects primarily higher capital expenditures in 2011 related to the timing of program launches and capacity expansions in China and Brazil.

Debt

As of December 31, 2012, we had outstanding indebtedness, excluding capital lease obligations, of approximately $484.5 million, which consisted of the following:

•	$39 million indebtedness outstanding under our asset-based lending revolving credit facility;
•	$354.8 million (net of a $7.2 million discount) of indebtedness outstanding on our senior secured notes;
•	$90.2 million of foreign subsidiary indebtedness; and
•	$0.5 million of indebtedness owed to the Detroit Investment Fund.

Excluding the debt recorded at our discontinued operation, the debt balance as of December 31, 2012 is consistent with the average month end indebtedness levels experienced during the year ended December 31, 2012.

Our asset-based revolving credit facility, which we refer to as our Amended ABL Revolver, provides for a revolving credit facility in the aggregate amount of $150 million, subject to a borrowing base limitation. Our Amended ABL Revolver provides for the issuance of letters of credit in an aggregate amount not to exceed $50 million, provided that the total amount of credit (inclusive of revolving loans and letters of credit) extended under our Amended ABL Revolver is subject to an overall cap, on any date, equal to the lesser of $150 million or the amount of the borrowing base on such date. The borrowing base is based upon the value of certain of our assets, including certain of our accounts receivable, inventory and property, plant, and equipment, and thus changes from time to time depending on the value of the assets included within the borrowing base. The administrative agent for this facility causes to be performed an appraisal of the assets (other than the accounts receivable) included in the calculation of the borrowing base either on an annual basis or, if our availability under the facility is less than the greater of (i) 15% of the total commitment (which is currently $150 million) or (ii) $22.5 million during any twelve month period, as frequently as on a semi-annual basis. In addition, if certain material defaults under the facility have occurred and are continuing, the administrative agent has the right to perform any such appraisal as often as it deems necessary in its sole discretion. Our administrative agent may make adjustments to our borrowing base pursuant to these appraisals. These adjustments may negatively impact our ability to obtain revolving loans or support our letters of credit needs under our Amended ABL Revolver. Based on the value of our assets at December 31, 2012, we were entitled to borrow $124.6 million under our Amended ABL Revolver at December 31, 2012. On that date, we had $39 million of borrowings under the Amended ABL Revolver and no letters of credit outstanding. Thus, we could have borrowed an additional $85.6 million under the Amended ABL Revolver as of December 31, 2012, calculated as follows (in millions):

Revolver borrowing base	$124.6
Borrowings on revolver	39.0
Letters of credit outstanding on revolver	—
Availability	$85.6

Our Amended ABL Revolver bears interest at a base rate plus a margin or at LIBOR plus a margin. The applicable margin is determined by reference to the average availability under the Amended ABL Revolver over the preceding three months. The applicable margins as of December 31, 2012 were 2.25% and 3.25% for base rate and LIBOR based borrowings, respectively. Borrowings outstanding under our Amended ABL Revolver may vary significantly from time to time depending on our cash needs at any given time. Our Amended ABL Revolver matures in June 2016.

Our Amended ABL Revolver contains customary covenants applicable to certain of our subsidiaries, including a financial maintenance covenant ratio (the “Fixed Charge Coverage Ratio”) based on the ratio of consolidated Adjusted EBITDA to consolidated fixed charges, each as defined in the agreement. If less than 12.5% of the total commitment is available under the facility for more than two consecutive days, we are required to maintain a consolidated Fixed Charge Coverage Ratio of not less than 1.00 to 1.00 on a rolling four quarter basis. If we are required at any time to maintain the consolidated Fixed Charge Coverage Ratio, such requirement will end if more than 12.5% of the total commitment is available (provided that such number cannot be less than $12.5 million) for twenty consecutive days. Our Letter of Credit Facility contains the same Fixed Charge Coverage Ratio as set forth in the Amended ABL Revolver (as such covenant is only applicable under the Letter of Credit Facility Agreement to the same extent, and at the same times, that it is applicable under the Amended Revolving Credit Facility Agreement). During the fourth quarter of 2012, we were not required to maintain the Fixed Charge Coverage Ratio; thus, were in compliance with our covenants. Our financial condition and liquidity would be adversely impacted by the violation of any of our covenants.

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

Our other foreign subsidiary indebtedness consists primarily of borrowings in Brazil, China, and receivables factoring in Europe, which is described above.

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

Capital and Operating Leases

We maintain capital leases mainly for a manufacturing facility and certain manufacturing equipment. We have several operating leases, including leases for office and manufacturing facilities and certain equipment, with lease terms expiring between the years 2013 and 2021. As of December 31, 2012, our total future operating lease payments amounted to $121.8 million and the present value of minimum lease payments under our capital leases amounted to $12.5 million. As of December 31, 2012, we were committed to making lease payments of not less than $23.2 million on our operating leases and not less than $2.2 million on our capital leases during 2013.

Capital Expenditures

In general, we are awarded new automotive business two to three years prior to the launch of a particular program. During the pre-launch period, we typically invest significant resources in the form of capital expenditures for the purchase and installation of the machinery and equipment necessary to manufacture the awarded products. Capital expenditures for the years ended December 31, 2012 and 2011 were $119.8 million and $100.8 million, respectively, the increase reflecting our expansion in China and the timing of program launches. Our capital spending for 2013 is expected to be approximately $85 million to $90 million.

Off-Balance Sheet Obligations

Our only off-balance sheet obligations consist of obligations under our Letter of Credit Facility. As of December 31, 2012, letters of credit outstanding were $21.9 million under such facility.

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

Net Debt

Net debt is a non-GAAP measure that represents total debt less cash and cash equivalents. We regard net debt as a useful measure of our outstanding debt obligations. Our use of the term “net debt” should not be understood to mean that we will use any cash on hand to repay debt. Net debt is calculated as follows (in millions):

	For the years ended December 31,
	2012	2011	2010
Total debt	$497.0	$583.5	$558.2
Cash and cash equivalents	(113.9)	(135.0)	(150.3)
Net debt	$383.1	$448.5	$407.9

Net debt was $383.1 million as of December 31, 2012 compared to $448.5 million as of December 31, 2011. The $65.4 million change reflects primarily the divestiture of our South Korean subsidiary in 2012 offset partially by unfavorable free cash flow.

Net debt was $448.5 million as of December 31, 2011 compared to $407.9 million as of December 31, 2010. The $40.6 million change reflects primarily the acquisition of substantially all of the assets of W Industries in 2011, unfavorable free cash flow, and the purchase of treasury stock.

Contractual Obligations and Commercial Commitments

Our contractual obligations and commercial commitments as of December 31, 2012 are summarized below (in millions):

	Payments Due by Period
Contractual Obligatons	Total	Less than 1 Year	2 – 3 Years	4 – 5 Years	After 5 Years
Long-term debt (including current portion):
Asset based revolving credit facility	$39	$—	$—	$39.0	$—
Senior secured notes	354.8	—	—	354.8	—
Other subsidiary indebtedness	90.7	73.0	10.9	3.3	3.5
Cash interest payments	199.7	46.6	86.4	66.2	0.5
Pension contributions(a)	84.2	15.1	31.7	23.1	14.3
Expected tax payments(b)	19.8	4.5	11.7	2.0	1.6
Capital and tooling purchase obligations(c)	103.9	103.9	—	—	—
Capital lease obligations(d)	15.1	2.2	3.5	3.2	6.2
Operating leases	121.8	23.2	38.6	27.1	32.9
Total contractual obligations at December 31, 2012	$1,029.0	$268.5	$182.8	$518.7	$59.0

(a)	Represents expected future contributions required to fund our pension plan based on current actuarially determined assumptions.
(b)	Represents payments expected to be made to various governmental agencies relating to certain tax positions taken by our Company pursuant to FASB ASC No. 450, Accounting for Uncertain Tax Positions.
(c)	Represents obligations under executory purchase orders related to capital and tooling expenditures.
(d)	Represents principal and interest payments on our capital lease obligations.

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

Fair Value Measurements

FASB ASC No. 820, Fair Value Measurements, clarifies the definition of fair value as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date (an exit price). The exit price is based on the amount that the holder of the asset or liability would receive or need to pay in an actual transaction or in a hypothetical transaction if an actual transaction does not exist, at the measurement date. In some circumstances, the entry and exit price may be the same; however, they are conceptually different.

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

At December 31, 2012, the carrying value and estimated fair value of our total debt was $484.5 million and $529.1 million, respectively. At December 31, 2011, the carrying value and estimated fair value of our total debt was $568.4 million and $582.9 million, respectively. The majority of our debt at December 31, 2012 and December 31, 2011 is traded in the market and is classified as a Level 2 measurement based on the pricing methodology and the limited trading of the securities. The fair value was determined based on the quoted market values. The remainder of our debt, primarily consisting of foreign subsidiaries’ debt, is asset-backed and is classified as Level 3. As this debt carries variable rates and minimal credit risk, the book value approximates the fair value for this debt.

We have foreign exchange hedges that were measured at fair value on a recurring basis during the year ended December 31, 2012 and 2011. The fair value of the hedges was immaterial for all periods presented. These derivative financial instruments are recorded in accrued liabilities, and are all classified as Level 2 measurements determined using significant other observable inputs. We engage in foreign exchange hedges to limit exposure on foreign currency related to certain intercompany payments. These foreign exchange hedges have an immaterial impact on the consolidated financial statements for the periods presented.

The following table provides each major category of assets and liabilities measured at fair value on a nonrecurring basis during the year ended December 31, 2012 (in millions):

	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Total Gains/(losses)
	Level 1	Level 2	Level 3
Asset impairments	Not applicable	Not applicable	$—	$(0.6)

In accordance with FASB ASC No. 360, Property, Plant, & Equipment, long-lived assets held for sale with a carrying amount of $0.6 million were written down to their fair value of $0 million, resulting in a loss of $0.6 million, which was included in our Consolidated Statement of Operations for the year ended December 31, 2012.

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

The Company’s 2012 and 2011 annual goodwill impairment analysis, completed as of each year end, indicated that the carrying value of the Europe and South America reporting units was less than the respective fair values; thus, no impairment existed at either date. The Company also performed an interim goodwill impairment analysis during 2012 on the goodwill recorded in the Americas segment because the Company deemed the recording of a valuation allowance on its deferred tax assets in Brazil (see note 9) to be a triggering event. The impairment test indicated that the carrying value of the South America reporting unit was less than the fair value; thus, no impairment existed.

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

Pension and Other Postretirement Benefits

During the fourth quarter of 2012, the Company elected to change its policy for recognizing pension actuarial gains and losses. Under the historical accounting policy, net actuarial gains or losses in excess of 10 percent of the greater of the market-related value of plan assets or the plan’s projected benefit obligation (“the corridor”) were recognized over the average remaining service life expectancy of the plan participants. Under the new accounting policy, net actuarial gains or losses in excess of the corridor are recognized annually in the fourth quarter of each fiscal year or at the date of a measurement event. The Company believes this new policy is preferable as it eliminates the delay in recognizing actuarial gains and losses in excess of the corridor, resulting in more timely reflection of the effects of economic and interest rate conditions on plan obligations and assumptions. The change has no impact on pension funding or benefits paid to participants. This change in accounting policy has been applied retrospectively, revising all periods presented. A cumulative increase of accumulated deficit and decrease to accumulated other comprehensive loss of $40.9 million was recognized as of January 1, 2010 related to this change in accounting policy.

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

Pension and other postretirement costs are calculated based on a number of actuarial assumptions, most notably the discount rates used in the calculation of our pension benefit obligation for the years ended December 31, 2012, 2011 and 2010, respectively, of 3.65%, 4.5% and 5.25% and the discount rates used in the calculation of our postretirement benefit obligations of 4.5%, 5.25%, and 5.75%, as of each of our December 31, 2012, 2011 and 2010 measurement dates, respectively. The discount rates that we use are developed based on a yield curve analysis from a third-party, which calculates the yield to maturity that mirrors the timing and amounts of future anticipated benefit payments.

The expected rate of return on pension plan assets under FASB ASC No. 715, Compensation — Retirement Benefits, of 7.4% and 7.4% as of December 31, 2012 and 2011, represents our expected long-term rate of return on plan assets. The rate of return assumptions selected by us reflect our estimate of the average rate of earnings expected on the funds invested or to be invested in order to provide for future participant benefits to be paid out over time. As part of this estimate, we review the existing allocation of invested assets against expectations about future performance of similar asset allocations. Future expectations were obtained from readily available public sources. Expected future returns were adjusted for expectations regarding future investment and other expenses.

Based on our assumptions as of December 31, 2012 (“the measurement date”), a change in the discount rate or the expected rate of long-term return on pension plan assets assumptions, holding all other assumptions constant, would have the following effect on our pension costs and obligations on an annual basis:

	Impact on Net Periodic Benefit Cost
	Increase	Decrease
.25% change in discount rate	$303,355	$(324,676)
.25% change in expected long-term rate of return	(427,860)	427,859

	Impact on Obligation
	Increase	Decrease
.25% change in discount rate	$(8,164,965)	$8,566,970

Our pension benefits relate to our plan in the United States, which was frozen in October 2006. We incurred expenses of $19.7 million, $34.6 million, and $2.6 million during the years ended December 31, 2012, 2011, and 2010, respectively, which includes the actuarial pension losses recorded in the fourth quarter of each period. The actuarial loss recognized was $19.2 million and $33.2 million for the years ended December 31, 2012 and 2011, respectively. No such loss was recorded for the year ended December 31, 2010. Our 2013 pension expense is estimated to be approximately $2.1 million of income, excluding any actuarial gain or loss, and we expect to contribute $15.1 million to our pension plans in 2013. It is difficult to reliably forecast or predict whether there will be a mark-to-market adjustment in 2013, and if one is required, the amount of such an adjustment. Mark-to-market adjustments are primarily driven by events and circumstances beyond our control, including changes in interest rates and the performance of the financial markets. To the extent the discount rates decrease or the value of our pension investments decrease, mark-to market charges to operations may be recorded during the fourth quarter of 2013 if the actuarial gain or loss is in excess of the corridor.

Our 2013 other post-employment benefit expense is estimated to be approximately $0.5 million and benefit payments are expected to be $0.4 million in 2013. As of July 31, 2007, future benefit payments on our other postretirement benefit plans were capped at specified amounts and as of December 31, 2011 all such payments had been made. See note 10 to our consolidated financial statements.

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

Commodity Pricing Risk

Steel is the primary raw material that we use. We purchase a portion of our steel from certain of our customers through various OEM resale programs. The purchases through customer resale programs have buffered the impact of price swings associated with the procurement of steel. The remainder of our steel purchasing requirements are met through contracts with steel mills. At times, we may be unable to either avoid increases in steel prices or pass through any price increases to our customers. We refer to the “net steel impact” as the combination of the change in steel prices that are reflected in product pricing, the change in the cost to procure steel from the mill, and the change in our recovery of scrap steel, which we refer to as offal. Our strategy is to be economically indifferent to steel pricing by having these factors offset each other. While we strive to achieve a neutral net steel impact, we are not always successful in achieving that goal, in large part due to timing differences. Depending upon when a steel price change or offal price change occurs, that change may have a disproportionate effect, within any particular fiscal period, on our product pricing, our steel costs and the results of our sales of scrap steel. Net imbalances in any one particular fiscal period may be reversed in a subsequent fiscal period, although we cannot assure you that, or when, these reversals will occur. Over the past several years, we have not experienced a material net impact from these factors.

Interest Rate Risk

At December 31, 2012, we had total debt of $484.5 million (net of a $7.2 million discount), consisting of fixed rate debt of $396.5 million (82%) and floating rate debt of $88 million (18%). Our floating rate debt is primarily held by our international subsidiaries. Assuming no changes in the monthly average variable-rate debt levels of $106.8 million and $69.2 million (excluding the debt at our discontinued operation) for the years ended December 31, 2012 and 2011, respectively, we estimate that a hypothetical change of 100 basis points in the LIBOR and alternate base rate interest rates would have impacted interest expense for each of the years ended December 31, 2012 and 2011 by $1.1 million and $0.7 million, respectively. A 100 basis point increase in interest rates would not materially impact the fair value of our fixed rate debt.

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

Our strategy for managing currency risk relies primarily upon conducting business in a foreign country in that country’s currency. We may, from time to time, also participate in hedging programs intended to reduce our exposure to currency fluctuations. We believe that the effect of a 100 basis point movement in foreign currency rates against the U.S. dollar would not have materially affected our results of operations or cash flows for the years ended December 31, 2012 and 2011. However, we believe that the movement in the Euro to the U.S. dollar has the potential to materially affect our stockholders’ equity because we estimated that a hypothetical change of 100 basis points in the Euro to the U.S. dollar exchange rate would have impacted stockholders’ equity by approximately $2.9 million as of December 31, 2012. We do not believe a 100 basis point movement in other foreign currencies would have a material impact on our stockholders’ equity.

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
Livonia, MI

We have audited the accompanying consolidated balance sheets of Tower International, Inc. (previously Tower Automotive, LLC) and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income/(loss), equity/ (deficit) and redeemable preferred units, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Tower International, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the financial statements, the Company has elected to change its method of accounting for recognizing pension actuarial gains and losses. The change in accounting has been applied retrospectively to all periods presented. As discussed in Note 2 to the financial statements, the Company has changed its method of presenting comprehensive income in 2012 due to the adoption of Financial Accounting Standards Board Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income. The change in presentation has been applied retrospectively to all periods presented.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2013, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Detroit, MI
March 7, 2013

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	December 31, 2012	December 31, 2011
ASSETS
Cash and cash equivalents	$113,943	$134,984
Accounts receivable, net of allowance of $4,105 and $3,612	266,138	327,992
Inventories (Note 3)	81,336	85,100
Deferred tax asset – current	10,447	12,966
Assets held for sale	—	4,027
Prepaid tooling, notes receivable, and other	96,349	56,189
Total current assets	568,213	621,258
Property, plant and equipment, net (Note 3)	573,148	667,686
Goodwill (Note 3)	64,793	63,983
Deferred tax asset – non-current	3,149	14,450
Other assets, net	28,819	30,001
Total assets	$1,238,122	$1,397,378
LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term debt and current maturities of capital lease obligations (Note 6)	$74,605	$109,447
Accounts payable	264,897	395,287
Accrued liabilities	134,664	126,416
Total current liabilities	474,166	631,150
Long-term debt, net of current maturities (Note 6)	411,590	461,838
Obligations under capital leases, net of current maturities (Note 6)	10,783	12,213
Deferred tax liability – non-current	13,021	11,229
Pension liability (Note 10)	100,780	96,223
Other non-current liabilities	86,908	87,265
Total non-current liabilities	623,082	668,768
Total liabilities	1,097,248	1,299,918
Commitments and contingencies (Note 18)
Stockholders' equity:
Tower International, Inc.'s stockholders' equity
Common stock, $0.01 par value, 350,000,000 authorized, 20,830,425 issued and 20,247,134 outstanding at December 31, 2012 and 19,983,403 issued and 19,683,032 outstanding at December 31, 2011	208	200
Additional paid in capital	321,032	311,427
Treasury stock, at cost, 583,291 and 300,371 shares as of December 31, 2012 and December 31, 2011	(8,297)	(5,130)
Accumulated deficit	(237,212)	(255,244)
Accumulated other comprehensive loss (Note 3)	(12,484)	(11,250)
Total Tower International, Inc.'s stockholders' equity	63,247	40,003
Noncontrolling interests in subsidiaries	77,627	57,457
Total stockholders' equity	140,874	97,460
Total liabilities and stockholders' equity	$1,238,122	$1,397,378

The accompanying notes are an integral part of these Consolidated Financial Statements

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share amounts)

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Revenues	$2,084,914	$2,053,708	$1,721,327
Cost of sales	1,871,290	1,851,878	1,534,204
Gross profit	213,624	201,830	187,123
Selling, general and administrative expenses (Note 8)	134,019	151,553	138,013
Amortization expense	4,579	4,589	3,265
Restructuring and related asset impairment charges, net (Note 4)	10,738	2,660	14,288
Operating income	64,288	43,028	31,557
Interest expense	54,757	54,256	59,148
Interest income	942	749	571
Other expense	—	1,331	1,300
Income/(loss) before provision for income taxes	10,473	(11,810)	(28,320)
Provision for income taxes (Note 9)	15,255	13,293	14,361
Loss from continuing operations	(4,782)	(25,103)	(42,681)
Income from discontinued operations, net of tax (Note 5)	29,790	6,948	15,723
Net income/(loss)	25,008	(18,155)	(26,958)
Less: Net income attributable to the noncontrolling interests	6,976	5,109	8,441
Net income/(loss) attributable to Tower International, Inc.	$18,032	$(23,264)	$(35,399)
Less: Preferred unit dividends	$—	$—	$(10,707)
Income/(loss) available to common shareholders	$18,032	$(23,264)	$(46,106)
Weighted average basic shares outstanding	20,080,839	19,364,433	13,865,509
Weighted average diluted shares outstanding	20,447,072	19,364,433	13,865,509
Basic income/(loss) per share attributable to Tower International, Inc.:
Loss per share from continuing operations (Note 13)	$(0.58)	$(1.56)	$(4.46)
Income per share from discontinued operations (Note 13)	1.48	0.36	1.13
Income/(loss) per share (Note 13)	0.90	(1.20)	(3.33)
Diluted income/(loss) per share attributable to Tower International, Inc.:
Loss per share from continuing operations (Note 13)	$(0.58)	$(1.56)	$(4.46)
Income per share from discontinued operations (Note 13)	1.46	0.36	1.13
Income/(loss) per share (Note 13)	0.88	(1.20)	(3.33)

The accompanying notes are an integral part of these Consolidated Financial Statements

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(Amounts in thousands)

	Year Ended December 31,
	2012	2011	2010
Net income/(loss)	$25,008	$(18,155)	$(26,958)
Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustments (net of tax of $0 million)	1,298	(9,952)	10,108
Change in defined benefit plans (net of tax of $0 million)	(1,375)	(2,316)	(4,555)
Settlement of interest rate swap (net of tax of $2 million)	—	—	12,551
Unrealized gain/(loss) on qualifying cash flow hedge, net (net of tax of $0 million)	(60)	267	(255)
Other comprehensive income/(loss)	(137)	(12,001)	17,849
Comprehensive income/(loss)	24,871	(30,156)	(9,109)
Less: Comprehensive income attributable to the noncontrolling interests	8,073	7,252	9,952
Comprehensive income/(loss) attributable to Tower International, Inc.	$16,798	$(37,408)	$(19,061)

The accompanying notes are an integral part of these Consolidated Financial Statements

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
OPERATING ACTIVITIES:
Net income/(loss)	$25,008	$(18,155)	$(26,958)
Less: income from discontinued operations, net of tax	29,790	6,948	15,723
Loss from continuing operations	(4,782)	(25,103)	(42,681)
Adjustments required to reconcile loss from continuing operations to net cash provided by operating activities:
Non-cash restructuring and asset impairment charges	575	—	9,999
Deferred income tax provision	9,052	(2,127)	(8,925)
Depreciation and amortization	92,856	102,583	105,703
Non-cash share-based compensation	9,613	15,174	3,047
Pension expense, net of contributions	2,568	18,336	(7,114)
Change in working capital and other operating items	(8,501)	(22,003)	26,493
Net cash provided by continuing operating activities	$101,381	$86,860	$86,522
INVESTING ACTIVITIES:
Cash disbursed for purchases of property, plant and equipment, net	$(119,771)	$(100,829)	$(85,036)
Net assets acquired, net of cash acquired	—	(22,300)	(16,687)
Net cash used in continuing investing activities	$(119,771)	$(123,129)	$(101,723)
FINANCING ACTIVITIES:
Repayments of term debt	$—	$—	$(3,484)
Repayment of first lien term loan	—	—	(414,172)
Issuance of senior secured notes	—	—	417,203
Retirement of senior secured notes	—	(42,008)	(26,000)
Noncontrolling interest dividends	—	—	(5,257)
Preferred units dividends	—	—	(95)
Proceeds from borrowings	651,781	654,420	412,357
Repayments of borrowings	(638,782)	(580,220)	(431,517)
Purchase of treasury stock	(3,167)	(5,130)	—
Financing costs	—	—	(8,356)
Net proceeds from initial public offering	—	—	74,021
Net cash provided by continuing financing activities	$9,832	$27,062	$14,700
Discontinued operations:
Net cash from discontinued operating activities	$(10,616)	$13,598	$33,837
Net cash from discontinued investing activities	(51,352)	(19,580)	(15,459)
Net cash from discontinued financing activities	45,358	(763)	(14,889)
Net cash from discontinued operations	$(16,610)	$(6,745)	$3,489
Effect of exchange rate changes on continuing cash and cash equivalents	$4,127	$591	$(2,445)
NET CHANGE IN CASH AND CASH EQUIVALENTS	$(21,041)	$(15,361)	$543
CASH AND CASH EQUIVALENTS:
Beginning of period	$134,984	$150,345	$149,802
End of period	$113,943	$134,984	$150,345
Supplemental Cash Flow Information:
Interest paid, net of amounts capitalized	$51,568	$55,169	$34,322
Income taxes paid	8,578	15,278	14,384
Non-cash Investing Activities:
Capital expenditures in liabilities for purchases of property, plant and equipment	$10,621	$21,254	$18,257
Contribution of joint venture	12,097	5,946	—
Cumulative preferred stock units accrued	—	—	10,612
Contribution of indebtedness	—	—	25,000
Conversion of preferred units to common shares	—	—	181,527

The accompanying notes are an integral part of these Consolidated Financial Statements

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY/(DEFICIT)* AND REDEEMABLE PREFERRED UNITS
(Amounts in thousands, except per share data)

	Common Stock Units/Shares	Amount	Additional Paid-in Capital	Treasury Stock	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity/(Deficit)* Attributable to Tower International, Inc.	Noncontrolling Interest Amount	Total Equity (Deficit)*	Redeemable Preferred Units
										Units	Amount
Balance at January 1, 2010	8,500	$12,595	$—	$—	$(185,874)	$(13,444)	$(186,723)	$39,564	$(147,159)	10,000	$170,915
Net income/(loss)	—	—	—	—	(35,399)	—	(35,399)	8,441	(26,958)	—	—
Other comprehensive income	—	—	—	—	—	16,338	16,338	1,511	17,849	—	—
Total comprehensive income/(loss)	—	—	—	—	—	—	(19,061)	9,952	(9,109)	—	—
Preferred unit dividends paid	—	—	—	—	(95)	—	(95)	—	(95)	—	—
Cumulative preferred stock units accrued	—	—	—	—	(10,612)	—	(10,612)	—	(10,612)	—	10,612
Unit conversion – transfer of common and preferred units to capital units	(8,500)	(12,858)	12,858	—	—	—	—	—	—	—	—
Unit conversion – transfer of common and preferred units to capital units	10,000	—	181,527	—	—	—	181,527	—	181,527	(10,000)	(181,527)
Contribution of indebtedness	—	—	25,000	—	—	—	25,000	—	25,000	—	—
Corporate conversion – capital units to common shares	(10,000)	—	—	—	—	—	—	—	—	—	—
Corporate conversion – capital units to common shares	12,467,866	125	(125)	—	—	—	—	—	—	—	—
Initial public offering	6,633,722	66	73,955	—	—	—	74,021	—	74,021	—	—
Share-based compensation expense	—	—	3,047	—	—	—	3,047	—	3,047	—	—
Noncontrolling interest dividends	—	—	—	—	—	—	—	(5,257)	(5,257)	—	—
Unit-based compensation expense	—	263	—	—	—	—	263	—	263	—	—
Balance at December 31, 2010	19,101,588	$191	$296,262	$—	$(231,980)	$2,894	$67,367	$44,259	$111,626	—	$—
Net income/(loss)	—	—	—	—	(23,264)	—	(23,264)	5,109	(18,155)	—	—
Other comprehensive income/(loss)	—	—	—	—	—	(14,144)	(14,144)	2,143	(12,001)	—	—
Total comprehensive income/(loss)	—	—	—	—	—	—	(37,408)	7,252	(30,156)	—	—
Vesting of RSUs	881,815	9	(9)	—	—	—	—	—	—	—	—
Treasury stock	(300,371)	—	—	(5,130)	—	—	(5,130)	—	(5,130)	—	—
Share-based compensation expense	—	—	15,174	—	—	—	15,174	—	15,174	—	—
Formation of Xiangtan	—	—	—	—	—	—	—	5,946	5,946	—	—
Balance at December 31, 2011	19,683,032	$200	$311,427	$(5,130)	$(255,244)	$(11,250)	$40,003	$57,457	$97,460	—	$—

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY/(DEFICIT)* AND REDEEMABLE PREFERRED UNITS — Continued
(Amounts in thousands, except per share data)

	Common Stock Units/Shares	Amount	Additional Paid-in Capital	Treasury Stock	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity/(Deficit)* Attributable to Tower International, Inc.	Noncontrolling Interest Amount	Total Equity (Deficit)*	Redeemable Preferred Units
										Units	Amount
Net income	—	—	—	—	18,032	—	18,032	6,976	25,008	—	—
Other comprehensive income/(loss)	—	—	—	—	—	(1,234)	(1,234)	1,097	(137)	—	—
Total comprehensive income/(loss)	—	—	—	—	—	—	16,798	8,073	24,871	—	—
Vesting of RSUs	847,022	8	(8)	—	—	—				—	—
Treasury stock	(282,920)	—	—	(3,167)	—	—	(3,167)	—	(3,167)	—	—
Share-based compensation expense	—	—	9,613	—	—	—	9,613	—	9,613	—	—
Formation of Chinese Joint Ventures	—	—	—	—	—	—	—	12,097	12,097	—	—
Balance at December 31, 2012	20,247,134	$208	$321,032	$(8,297)	$(237,212)	$(12,484)	$63,247	$77,627	$140,874	—	$—

*	Prior to October 14, 2010 refers to members' equity as the Company was not a public company.

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Business

Tower International, Inc. and its subsidiaries (collectively referred to as the “Company” or “Tower International”) is a leading integrated global manufacturer of engineered structural metal components and assemblies primarily serving automotive original equipment manufacturers, or OEMs, including Volkswagen Group, Ford, Fiat, Chrysler, Volvo, Nissan, Daimler, Toyota, BMW, PSA, Chery, Honda, and Geely. Products include body-structure stampings, frame and other chassis structures, as well as complex welded assemblies, for small and large cars, crossovers, pickups, and sport utility vehicles, or SUVs. Including both wholly owned subsidiaries and majority owned subsidiaries, the Company has strategically located production facilities in the United States, Germany, Belgium, Italy, Slovakia, Poland, Brazil, Czech Republic, and China, supported by engineering and sales locations in the United States, Germany, Italy, Brazil, Japan, China, and India.

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

The results of the Company’s South Korean Subsidiary are presented as discontinued operations in the Company’s consolidated financial statements, in accordance with FASB ASC No. 205, Discontinued Operations. See note 5 for additional information.

During the fourth quarter of 2012, the Company elected to change its policy for recognizing pension actuarial gains and losses. Under the historical accounting policy, net actuarial gains or losses in excess of 10 percent of the greater of the market-related value of plan assets or the plan’s projected benefit obligation (“the corridor”) were recognized over the average remaining life expectancy of the plan participants. Under the new accounting policy, net actuarial gains or losses in excess of the corridor are recognized annually in the fourth quarter of each fiscal year or at the date of a measurement event. The Company believes this new policy is preferable as it eliminates the delay in recognizing actuarial gains and losses in excess of the corridor, resulting in more timely reflection of the effects of economic and interest rate conditions on plan obligations and assumptions. The change has no impact on pension funding or benefits paid to participants. This change in accounting policy has been applied retrospectively, revising all periods presented. A cumulative increase of accumulated deficit and decrease to accumulated other comprehensive loss of $40.9 million was recognized as of January 1, 2010 related to this change in accounting policy.

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2. Basis of Presentation and Organizational History  – (continued)

The impact of all adjustments from the change in pension accounting policy made to the consolidated financial statements presented is summarized in the following tables (in thousands, except per share data):

	2012
	As Computed Under Previous Method	Recognized Under New Method	Effect of Change
Consolidated Balance Sheet
Accumulated deficit	(147,303)	(237,212)	(89,909)
Accumulated other comprehensive income/(loss)	(102,393)	(12,484)	89,909
Consolidated Statement of Operations
Cost of sales	1,852,133	1,871,290	19,157
Loss from continuing operations	14,375	(4,782)	(19,157)
Net income/(loss)	44,165	25,008	(19,157)
Net income/(loss) attributable to Tower International, Inc.	37,189	18,032	(19,157)
Net income/(loss) per share attributable to Tower International, Inc.
Basic	$1.85	$0.90	$(0.95)
Diluted	1.82	0.88	(0.94)
Consolidated Statement of Comprehensive Income
Net income/(loss)	44,165	25,008	(19,157)
Change in defined benefit plans	(20,532)	(1,375)	19,157
Consolidated Statement of Cash Flows
Cash provided by operating activities
Net income/(loss)	44,165	25,008	(19,157)
Pension expense, net of contributions	(16,589)	2,568	19,157
Consolidated Statement of Equity/(Deficit) and Redeemable Preferred Units
Accumulated deficit at December 31, 2011	(184,492)	(255,244)	(70,752)
Net income/(loss)	44,165	25,008	(19,157)
Accumulated deficit at December 31, 2012	(147,303)	(237,212)	(89,909)
Accumulated other comprehensive income/(loss) at December 31, 2011	(82,002)	(11,250)	70,752
Accumulated other comprehensive income/(loss) at December 31, 2012	(102,393)	(12,484)	89,909

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2. Basis of Presentation and Organizational History  – (continued)

	2011
	As Reported	As Adjusted	Effect of Change
Consolidated Balance Sheet
Accumulated deficit	(184,492)	(255,244)	(70,752)
Accumulated other comprehensive income/(loss)	(82,002)	(11,250)	70,752
Consolidated Statement of Operations
Cost of sales	1,820,550	1,851,878	31,328
Loss from continuing operations	6,225	(25,103)	(31,328)
Net income/(loss)	13,173	(18,155)	(31,328)
Net income/(loss) attributable to Tower International, Inc.	8,064	(23,264)	(31,328)
Net income/(loss) per share attributable to Tower International, Inc.
Basic	$0.42	$(1.20)	$(1.62)
Diluted	0.40	(1.20)	(1.60)
Consolidated Statement of Comprehensive Income
Net income/(loss)	13,173	(18,155)	(31,328)
Change in defined benefit plans	(33,644)	(2,316)	31,328
Consolidated Statement of Cash Flows
Cash provided by operating activities
Net income/(loss)	13,173	(18,155)	(31,328)
Pension expense, net of contributions	(12,992)	18,336	31,328
Consolidated Statement of Equity/(Deficit) and Redeemable Preferred Units
Accumulated deficit at December 31, 2010	(192,556)	(231,980)	(39,424)
Net income/(loss)	13,173	(18,155)	(31,328)
Accumulated deficit at December 31, 2011	(184,492)	(255,244)	(70,752)
Accumulated other comprehensive income/(loss) at December 31, 2010	(36,530)	2,894	39,424
Accumulated other comprehensive income/(loss) at December 31, 2011	(82,002)	(11,250)	70,752

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2. Basis of Presentation and Organizational History  – (continued)

	2010
	As Reported	As Adjusted	Effect of Change
Consolidated Balance Sheet
Accumulated deficit	(192,556)	(231,980)	(39,424)
Accumulated other comprehensive income/(loss)	(36,530)	2,894	39,424
Consolidated Statement of Operations
Cost of sales	1,535,699	1,534,204	(1,495)
Loss from continuing operations	(44,176)	(42,681)	1,495
Net income/(loss)	(28,453)	(26,958)	1,495
Net income/(loss) attributable to Tower International, Inc.	(36,894)	(35,399)	1,495
Net income/(loss) per share attributable to Tower International, Inc.
Basic	$(3.43)	$(3.33)	$0.10
Diluted	(3.43)	(3.33)	0.10
Consolidated Statement of Comprehensive Income
Net income/(loss)	(28,453)	(26,958)	1,495
Change in defined benefit plans	(3,060)	(4,555)	(1,495)
Consolidated Statement of Cash Flows
Cash provided by operating activities
Net income/(loss)	(28,453)	(26,958)	1,495
Pension expense, net of contributions	(5,619)	(7,114)	(1,495)
Consolidated Statement of Equity/(Deficit) and Redeemable Preferred Units
Accumulated deficit at December 31, 2009	(144,955)	(185,874)	(40,919)
Net income/(loss)	(28,453)	(26,958)	1,495
Accumulated deficit at December 31, 2010	(192,556)	(231,980)	(39,424)
Accumulated other comprehensive income/(loss) at December 31, 2009	(54,363)	(13,444)	40,919
Accumulated other comprehensive income/(loss) at December 31, 2010	(36,530)	2,894	39,424

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

Fair Value

On May 12, 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04 which amended Accounting Standards Codification (“ASC”) No. 820, Fair Value Measurements and Disclosures. The ASU is the result of joint efforts by the FASB and the International Accounting Standards Board (“IASB”) to develop a single, converged fair value framework that provides guidance on how to measure fair value and on what disclosures to provide about fair value measurements. The ASU expands ASC No. 820’s existing disclosure requirements for fair value measurements and makes other amendments. Many of these amendments eliminate unnecessary wording differences between U.S. GAAP and International Financial Reporting Standards (“IFRS”). The ASU is effective for interim and annual periods beginning after December 15, 2011 for public entities. The Company’s adoption of the revised guidance on January 1, 2012 did not have a material impact on the Company's Consolidated Financial Statements.

Other Comprehensive Income

On June 16, 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income,” which improves the comparability, consistency and transparency of financial reporting and increases the prominence of items reported in other comprehensive income. This ASU is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2011, although early adoption is permitted. In December 2011, the FASB issued ASU 2011-12 “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05,” which defers certain aspects of ASU 2011-05 related to the presentation of reclassification adjustments. The Company revised the presentation of its Consolidated Financial Statements to comply with the adoption of the revised guidance on January 1, 2012. The Company elected to report components of comprehensive income in two separate but consecutive statements.

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

	December 31, 2012	December 31, 2011
Raw materials	$32,781	$37,401
Work in process	22,735	23,372
Finished goods	25,820	24,327
Total inventory	$81,336	$85,100

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

When the part for which tooling has been developed reaches a production-ready status, the Company is reimbursed by its customer for the cost of the tooling, at which time the tooling becomes the property of the customer. The Company has certain other tooling costs, which are capitalized and amortized over the life of the related product program, related to tools which the Company has the contractual right to use during the life of the supply arrangement. Customer-owned tooling is included in prepaid tooling, notes receivable, and other and company-owned tooling is included in other assets, net in the Consolidated Balance Sheet.

The components of capitalized tooling costs are as follows (in thousands):

	December 31, 2012	December 31, 2011
Customer-owned tooling, net	$33,308	$20,212
Company-owned tooling	967	1,595
Total tooling, net	$34,275	$21,807

Any gain recognized, which is defined as the excess of reimbursement over cost, is amortized over the life of the program. If estimated costs are expected to be in excess of reimbursement, a loss is recorded in the period when the loss is estimated.

f. Property, Plant and Equipment

Property, plant and equipment are recorded at cost, less accumulated depreciation. Depreciation expense was $88.3 million, $98 million, and $102.5 million for the years ended December 31, 2012, 2011, and 2010. Depreciation is computed using the straight-line method over the following estimated useful lives of assets as follows:

Buildings and improvements	32 to 40 years
Machinery and equipment	3 to 20 years

Leasehold improvements are amortized over the shorter of 10 years or the remaining lease term at the date of acquisition of the leasehold improvement.

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Significant Accounting Policies  – (continued)

Interest is capitalized during the preparation of facilities for product programs and is amortized over the estimated lives of the programs. Interest of $1.4 million, $1.5 million and $1.8 million was capitalized in 2012, 2011, and 2010, respectively.

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

Property, plant and equipment consist of the following (in thousands):

	December 31, 2012	December 31, 2011
Cost:
Land	$25,494	$62,579
Buildings and improvements	227,727	221,174
Machinery and equipment	856,296	826,752
Construction in progress	55,885	122,426
Property, plant, and equipment, gross	1,165,402	1,232,931
Less: accumulated depreciation	(592,254)	(565,245)
Property, plant, and equipment, net	$573,148	$667,686

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

Asset retirement obligations are included in other non-current liabilities in the Consolidated Balance Sheet. The following table reconciles our asset retirement obligations as of December 31, 2012 and 2011 (in thousands):

	December 31, 2012	December 31, 2011
Asset retirement obligation as of January 1	$12,268	$11,865
Accretion expense	1,044	1,018
Liabilities settled	(347)	(126)
Change in estimate	828	(489)
Asset retirement obligation as of December 31	$13,793	$12,268

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

The Company’s 2012 and 2011 annual goodwill impairment analysis, completed as of each year end, indicated that the carrying value of the Europe and South America reporting units was less than the respective fair values; thus, no impairment existed at either date. The Company also performed an interim goodwill impairment analysis during 2012 on the goodwill recorded in the Americas segment because the Company deemed the recording of a valuation allowance on its deferred tax assets in Brazil (see note 9) to be a triggering event. The impairment test indicated that the carrying value of the South America reporting unit was less than the fair value; thus, no impairment existed.

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Significant Accounting Policies  – (continued)

The change in the carrying amount of goodwill is set forth below on a segment and consolidated basis (in thousands):

	International	Americas	Consolidated
Balance at December 31, 2010	$62,646	$3,663	$66,309
Currency translation adjustment	(1,921)	(405)	(2,326)
Balance at December 31, 2011	60,725	3,258	63,983
Currency translation adjustment	1,101	(291)	810
Balance at December 31, 2012	$61,826	$2,967	$64,793

The Company has certain intangible assets that are related to customer relationships in Europe and Brazil. The Company has a covenant not to compete agreement in North America that expired in December 2012. These intangible assets have definite lives and are amortized on a straight-line basis, which approximates the recognition of related revenue, over the estimated lives of the related assets. The intangible assets are recorded in other assets, net. The Company anticipates amortization expense of $2.8 million and $1.6 million for the years ended December 31, 2013 and 2014, respectively, at which time no further amortization expense will be incurred. The Company has incurred amortization expense of $4.6 million, $4.6 million, and $3.3 million, respectively, for the years ended December 31, 2012, 2011 and 2010. The following table presents information about the intangible assets of the Company at December 31, 2012 and 2011 (in thousands):

		As of December 31, 2012		As of December 31, 2011
	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible:
Europe	6 years	$15,978	$12,759	$15,939	$10,236
Brazil	7 years	5,532	4,392	5,677	3,634
North America	2 years	2,271	2,271	2,271	973
Total		$23,781	$19,422	$23,887	$14,843

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

At December 31, 2012, the carrying value and estimated fair value of the Company’s total debt was $484.5 million and $529.1 million, respectively. At December 31, 2011, the carrying value and estimated fair

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Significant Accounting Policies  – (continued)

value of the Company’s total debt was $568.4 million and $582.9 million, respectively. The majority of the Company’s debt at December 31, 2012 and December 31, 2011 is traded in the market and is classified as a Level 2 measurement based on the pricing methodology and the limited trading of the securities. The fair value was determined based on the quoted market values. The remainder of the Company’s debt, primarily consisting of foreign subsidiaries’ debt, is asset-backed and is classified as Level 3. As this debt carries variable rates and minimal credit risk, the book value approximates the fair value for this debt.

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

The following table provides each major category of assets and liabilities measured at fair value on a nonrecurring basis during the year ended December 31, 2012 (in millions):

	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	Level 1	Level 2	Level 3	Total Gains/(losses)
Asset impairments	Not applicable	Not applicable	$—	$(0.6)

In accordance with FASB ASC No. 360, Property, Plant, & Equipment, long-lived assets held for sale with a carrying amount of $0.6 million were written down to their fair value of $0 million, resulting in a loss of $0.6 million, which was included in the Company’s Consolidated Statement of Operations for the year ended December 31, 2012.

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

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Significant Accounting Policies  – (continued)

The Company formally documents hedge relationships, including the identification of the hedging instruments and the hedged items, as well as the risk management objectives and strategies for undertaking the hedge transaction. Effective hedges are recorded at fair value in other long-term liabilities or other long-term assets with a corresponding offset to accumulated other comprehensive income in the Consolidated Balance Sheet. This process includes linking derivatives that are designated as hedges of specific assets, liabilities, firm commitments or forecasted transactions. The Company also formally assesses both at inception and at least quarterly thereafter, whether a derivative used in a hedging transaction is highly effective in offsetting changes in either the fair value or cash flows of the hedged item. The Company will discontinue hedge accounting when it is determined that a derivative ceases to be an effective hedge. As of December 31, 2009, an accumulated loss of $12.6 million was recorded in accumulated other comprehensive income relating to the Company’s two cash flow hedges which were considered effective. The hedges were terminated in August 2010 in connection with the retirement of the first lien term loan. By termination, the amounts that had been recorded in accumulated other comprehensive were expensed through interest expense and income tax expense as appropriate. Refer to note 7 for further discussion.

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

m. Income Taxes

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the consolidated financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company records net deferred tax assets to the extent it believes that these assets will more likely than not be realized. In making such determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations. Valuation allowances have been recorded where it has been determined that it is more likely than not that the Company will not be able to realize the net deferred tax

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Significant Accounting Policies  – (continued)

assets. Previously established valuation allowances are reversed into income when there is compelling evidence, typically three or more consecutive years of cumulative profit or other positive evidence, that the future tax profitability will be sufficient to utilize the deferred tax asset. Due to the significant judgment involved in determining whether deferred tax assets will be realized, the ultimate resolution of these items may be materially different from the previously estimated outcome.

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

FASB ASC No. 740, Income Taxes, provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. FASB ASC No. 740, Income Taxes, also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company recognizes tax liabilities in accordance with FASB ASC No. 740, Income Taxes, and adjusts these liabilities when its judgment changes as a result of the evaluation of new information not previously available. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the Company’s current estimate of the tax liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which they are determined.

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

o. Foreign Currency Translation

The functional currency of the Company’s foreign operations is the local currency in which they operate. Assets and liabilities of the Company’s foreign operations are translated into U.S. dollars using the applicable period end rates of exchange. Results of operations are translated at applicable average rates prevailing throughout the period. Translation gains or losses are reported as a separate component of accumulated other comprehensive income in the accompanying Consolidated Statements of Equity/(Deficit) and Redeemable Preferred Units. Gains and losses resulting from foreign currency transactions, the amounts of which are not material in all periods presented, are included in net income/(loss).

p. Exit or Disposal Activities

Costs to idle, consolidate, or close facilities and provide postemployment benefits to employees on an other than temporary basis are accrued based on management’s best estimate of the wage and benefit costs that will be incurred. Costs related to idling of employees that are expected to be temporary are expensed as incurred. Costs to terminate a contract without economic benefit to the Company are expensed at the time the contract is terminated. One-time termination benefits that are not subject to contractual arrangements provided to

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Significant Accounting Policies  – (continued)

employees who are involuntarily terminated are recorded when management commits to a detailed plan of termination, that plan is communicated to employees, and actions required to complete the plan indicate that significant changes are not likely. If employees are required to render service until they are terminated in order to earn termination benefits, the benefits are recognized ratably over the future service period.

q. Share-based Compensation

The Company measures compensation cost arising from the grant of share-based awards to employees at fair value. The Company recognizes such costs in income over the period during which the requisite service is provided, usually the vesting period. See note 14 for further discussion.

r. Accumulated Other Comprehensive Income/(Loss) (“AOCI”)

The components of accumulated other comprehensive loss, net of tax, in stockholders’ equity is as follows (in thousands):

	December 31, 2012	December 31, 2011
Foreign currency translation	$17,914	$17,713
Defined benefit plans, net of tax of $2.9 million	(30,350)	(28,975)
Unrealized gain/(loss) on qualifying cash flow hedge, net	(48)	12
Accumulated other comprehensive loss	$(12,484)	$(11,250)

During the year ended December 31, 2010, $10.6 million and $2 million that had been recorded in AOCI related to the Company’s cash flow hedges were transferred out of AOCI through interest expense and income tax expense, respectively.

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

t. Accounting Standards Not Yet Adopted

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. Under ASU 2013-02, an entity is required to provide information about the amounts reclassified out of AOCI by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income in the financial statements. ASU 2013-02 will be effective for the first quarter of 2013 and is not expected to have a material impact on the Company’s financial statements.

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Restructuring and Asset Impairment Charges

As of December 31, 2012, the Company has executed various restructuring plans and may execute additional plans in the future to realign manufacturing capacity to prevailing global automotive production and to improve the utilization of remaining facilities. Estimates of restructuring charges are based on information available at the time such charges are recorded. Due to the inherent uncertainty involved in estimating restructuring expenses, actual amounts paid for such activities may differ from amounts initially recorded. Accordingly, the Company may record revisions of previous estimates by adjusting previously established reserves.

Restructuring Charges

Restructuring charges and asset impairments for each of the Company’s segments include the following (in thousands):

	Year Ended December 31,
	2012	2011	2010
International	$2,149	$(179)	$3,302
Americas	8,589	2,839	10,986
Consolidated	$10,738	$2,660	$14,288

The following table sets forth the Company’s net restructuring expense by type for the periods presented (in thousands):

	Year Ended December 31,
	2012	2011	2010
Employee termination costs	$2,586	$1,414	$573
Other exit costs	7,577	1,246	3,716
Asset impairments	575	—	9,999
Total restructuring expense	$10,738	$2,660	$14,288

The charges incurred during 2012, 2011, and 2010 primarily related to the following actions:

2012 Actions

During year ended December 31, 2012, the charges incurred in the Americas segment related to the ongoing maintenance expense of facilities closed as a result of prior actions and the costs incurred to close two manufacturing facilities and relocate the operations to two of the Company’s existing manufacturing facilities. The charges incurred in the International segment related to severance costs in Europe to reduce fixed costs.

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

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Restructuring and Asset Impairment Charges  – (continued)

Restructuring Reserve

The table below summarizes the activity in the accrual by segment, reflected in accrued liabilities, for the above-mentioned actions through December 31, 2012 (in thousands):

	International	Americas	Consolidated
Balance at December 31, 2010	$821	$887	$1,708
Payments	(501)	(1,496)	(1,997)
Increase in liability	—	937	937
Adjustment to liability	(179)	(62)	(241)
Balance at December 31, 2011	141	266	407
Payments	(1,393)	(554)	(1,947)
Increase in liability	2,149	1,061	3,210
Adjustment to liability	—	861	861
Balance at December 31, 2012	$897	$1,634	$2,531

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

The liability increased during the year ended December 31, 2012 primarily due to an adjustment of the liability and severance accruals in Europe. The adjustment to the liability relates primarily to deferred rent credits pertaining to the Company’s facility located in Goodyear, Arizona that the Company ceased using during the first quarter of 2012. The majority of the $2.5 million restructuring reserve accrued for as of December 31, 2012 is expected to be paid in 2013. The liability decreased during the year ended December 31, 2011 primarily due to payments made relating to prior accruals.

During the year ended December 31, 2012, the Company incurred payments related to prior accruals in Europe of $1.4 million and in North America of $0.6 million. During the year ended December 31, 2011, the Company incurred payments related to prior accruals in Europe of $0.5 million and in North America of $1.5 million.

Note 5. Discontinued Operations and Assets Held for Sale

On December 28, 2012, the Company’s subsidiaries Tower Automotive Holdings Asia B.V. and Tower Automotive International Holdings B.V. (together, “Sellers”), entered into a Stock Purchase Agreement (“Agreement”) with SJ Holdings, Inc., a subsidiary of SECO (“Buyer”) and consummated the divestiture of its Korean subsidiary Seojin Industrial Company Ltd. (“Seojin”). Pursuant to the Agreement, the Buyer acquired all of the outstanding capital stock of Seojin for a purchase price of fifty billion Korean Won (approximately $47 million USD), of which the Company received 50% on December 28, 2012 and received 40% on January 31, 2013 and pursuant to the terms of the Agreement, expects to receive the remaining 10% in December 2013, and assumed the outstanding debt of Seojin. As of December 31, 2012, the Company had a receivable recorded of approximately $23 million for the payments to be received in 2013. This receivable is included in prepaid tooling, notes receivable, and other in the Consolidated Balance Sheet. Accordingly, Seojin has been presented as a discontinued operation in accordance with FASB ASC No. 205, Discontinued Operations. In connection with the sale, accumulated foreign currency translation of $4 million was transferred out of AOCI and recognized in the gain from disposal during the year ended December 31, 2012.

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5. Discontinued Operations and Assets Held for Sale  – (continued)

The following table discloses selected financial information of discontinued operations (in thousands):

	Year Ended December 31,
	2012	2011	2010
Revenues	$311,014	$352,381	$275,731
Income from discontinued operations:
Income/(loss) before provision for income taxes	$(448)	$8,467	$11,659
Provision/(benefit) for income taxes	929	1,519	(4,064)
Income/(loss) from operations	(1,377)	6,948	15,723
Gain from disposal, net of tax of $0	31,167	—	—
Income from discontinued operations	$29,790	$6,948	$15,723

As of December 31, 2011, the Company had one location that was considered held for sale in accordance with FASB ASC No. 360, Property, Plant, and Equipment, which was a facility in Gunpo, South Korea. The Gunpo facility was classified as held for sale in 2009 and was included in the sale of the Korean operation in the fourth quarter of 2012, as described above. The following table summarizes assets held for sale by category (in thousands):

December 31, 2011
Land	$2,335
Building	1,692
Total	$4,027

Note 6. Debt

Long-Term Debt

Long-term debt consists of the following (in thousands):

	December 31, 2012	December 31, 2011
Senior secured notes, due September 1, 2017 (net of discount of $7,152 and $8,685)	$354,840	$353,307
Revolving credit facility	39,000	54,000
Detroit investment fund indebtedness	476	798
Other foreign subsidiary indebtedness	90,228	160,266
Total long-term debt	484,544	568,371
Less current maturities	(72,954)	(106,533)
Long-term debt, net of current portion	$411,590	$461,838

The current maturities do not include capital lease obligations of $1.7 million and $2.9 million as of December 31, 2012 and 2011, respectively.

Future maturities of long-term debt as of December 31, 2012 are as follows (in thousands):

2013	$72,954
2014	4,345
2015	6,541
2016	39,924
2017	357,272
Thereafter	3,508
Total	$484,544

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

At any time prior to September 1, 2014, the Issuers may redeem some or all of the notes at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus a “make-whole” premium and accrued and unpaid interest. Additionally, prior to September 1, 2014, during any 12-month period, the Issuers may redeem up to 10% of the original principal amount of the notes at a redemption price equal to 105% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest. Further, the Issuers may redeem some or all of the notes at any time on or after September 1, 2014 at a redemption price equal to 105.313% of the principal amount of the notes to be redeemed through September 1, 2015, at any time on or after September 1, 2015 at a redemption price equal to 102.656% of the principal amount of the notes to be redeemed through September 1, 2016, and at 100% of the principal amount thereafter, plus accrued and unpaid interest. In addition, prior to September 1, 2013, the Issuers may redeem up to 35% of the original principal amount of the notes from the proceeds of certain equity offerings at a price of 110.625% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest. The Company has concluded that bifurcation is not required for the embedded derivative related to the redemption provisions of the notes as it is clearly and closely related to the debt instrument or is not material.

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

As of December 31, 2012, the outstanding principal balance on the notes was $354.8 million (net of a remaining $7.2 million original issue discount).

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

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6. Debt  – (continued)

The Amended Revolving Credit Facility is guaranteed by the Company, on an unsecured basis, and certain of the Company's direct and indirect domestic subsidiaries, on a secured basis (the “Subsidiary Guarantors”). The Amended Revolving Credit Facility is secured by the same assets of the Borrower and the Subsidiary Guarantors that secured the obligations under the ABL revolver.

The Amended Revolving Credit Facility Agreement includes customary events of default and amounts due thereunder may be accelerated upon the occurrence of an event of default.

As of December 31, 2012, there was $124.6 million of borrowing availability under the Amended ABL Revolver, of which $39 million of borrowings were outstanding. As of December 31, 2012, the applicable margins were 2.25% per annum and 3.25% per annum for base rate and LIBOR based borrowings, respectively, resulting in a weighted average interest rate of 3.96% per annum.

Detroit Investment Fund

The Company assumed an unsecured debt instrument of $1 million owed to the Detroit Investment Fund, L.P. (“DIF”) upon the acquisition of substantially all of the assets of W Industries (see note 17). The debt instrument requires monthly principal and interest payments with an annual interest rate of 8.5%. The instrument is scheduled to mature in April 2014. As of December 31, 2012, the outstanding principal balance was $0.5 million.

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

As of December 31, 2012, the outstanding letters of credit under the Letter of Credit Facility were $21.9 million. As of December 31, 2012, an 8.5% per annum fee was due on the total amount of the facility. This fee is subject to change in the future based upon then current market conditions.

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

Debt Issue Costs

The Company incurred interest expense related to the amortization of debt issue costs of $1.9 million, $2.3 million, and $7.8 million, respectively, during the years ended December 31, 2012, 2011, and 2010.

Other Foreign Subsidiary Indebtedness

As of December 31, 2012, other foreign subsidiary indebtedness of $90.2 million consisted primarily of borrowings in Brazil of $30.4 million, other indebtedness in Europe of $24.9 million, receivables factoring in Europe of $18.5 million, and borrowings in China of $16.4 million.

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6. Debt  – (continued)

The change in foreign subsidiary indebtedness from December 31, 2012 to December 31, 2011 was explained by the following (in thousands):

	Brazil	Europe	China	South Korea
Balance as of December 31, 2011	$30,459	$31,202	$—	$98,605
Maturities of indebtedness	(20,888)	(11,715)	—	—
New/renewed indebtedness	23,573	24,952	16,380	—
Change in borrowings on credit facilities	—	(1,583)	—	—
Sale of subsidiary	—	—	—	(98,605)
Foreign exchange impact	(2,718)	566	—	—
Balance as of December 31, 2012	$30,426	$43,422	$16,380	$—

Generally, borrowings of foreign subsidiaries are made under credit agreements with commercial lenders and are used to fund working capital and other operating requirements.

Brazil

As of December 31, 2012, the Company’s Brazilian subsidiary had borrowings of $30.4 million (R$62.3 million) which have annual interest rates ranging from 5.5% to 15.39% and maturity dates ranging from February 2013 to July 2022. As of December 31, 2012, the weighted average interest rate on the borrowings in Brazil was 11.17% per annum. This credit is provided through bilateral agreements with four local banks. Periodic interest and principal payments are required. The loans are secured by certain fixed and current assets.

During the fourth quarter of 2012, the Company obtained three term loans of $8 million (R$16.3 million) with maturity dates ranging from October 2013 to September 2021 and interest rates ranging from 8.7% to 11.62%.

Europe

As of December 31, 2012, the receivables factoring facilities available to the Company were $18.5 million (€14 million), of which $18.5 million (€14 million) was drawn. These are uncommitted, demand facilities which are subject to termination at the discretion of the banks, and bear interest rates based on the average three month EURIBOR plus a spread ranging from 2.15% to 4.13%. The effective annual interest rates as of December 31, 2012 ranged from 2.34% to 4.31%, with a weighted average interest rate of 3.31% per annum. Any receivables factoring under these facilities is with recourse and is secured by the accounts receivable factored. These receivables factoring transactions are recorded in the Company’s Consolidated Balance Sheet in short-term debt and current maturities of capital lease obligations.

As of December 31, 2012, the secured lines of credit available to the Company were $32.8 million (€24.8 million), of which $24.9 million (€18.9 million) was outstanding. The facilities bear an interest rate based on the EURIBOR plus a spread ranging from 2.9% to 4.0% and have maturity dates ranging from October 2013 to May 2014. The effective annual interest rate as of December 31, 2012 was 4.11% per annum. The facilities are secured by certain accounts receivable related to customer funded tooling, mortgages over the land, certain buildings, and other assets, and are subject to negotiated prepayments upon the receipt of funds from completed customer projects.

China

As of December 31, 2012, the fixed rate secured lines of credit available to the Company was $10.8 million (Rmb 67.1 million), of which the entire amount was outstanding. The credit lines have maturity dates ranging from January 2013 to December 2017 and bear interest rates ranging from 6.44% to 7.68%. As of December 31, 2012, the variable rate secured line of credit available to the Company was $5.6 million (Rmb 35 million), of which the entire amount was outstanding. The credit line matures in June 2015. These facilities are secured by machinery, equipment, and land rights.

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6. Debt  – (continued)

During the fourth quarter of 2012, the Company obtained three additional fixed rate secured lines of credit of $6.3 million (Rmb 39.4 million), of which the entire amount was outstanding. The credit lines have maturity dates ranging from April 2013 to December 2017 and interest rates ranging from 6.44% to 7.68%.

The effective annual interest rate as of December 31, 2012 was 7.29% for all of the credit lines in China.

South Korea

On December 28, 2012, in connection with the divestiture of the Company’s South Korean subsidiary, the Buyer assumed all of the outstanding indebtedness of South Korea.

Covenants

As of December 31, 2012, the Company was in compliance with the financial covenants that govern its credit agreements.

Capital Leases

The Company had capital lease obligations of $12.5 million and $15.1 million, respectively, as of December 31, 2012 and December 31, 2011, which expire between March 2013 and March 2018. Property under capital leases was $30 million and $32.7 million with $12.7 million and $12 million of accumulated depreciation as of December 31, 2012 and December 31, 2011, respectively.

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

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8. Selling, General, and Administrative Expenses

The Company’s selling, general, and administrative (“SG&A”) expenses include costs associated with the Company’s sales efforts; engineering; centralized finance, human resources, purchasing, and information technology services; and other administrative functions. During 2010, the Company implemented one-time compensation programs that resulted in compensation charges against earnings in 2012, 2011, and 2010. See notes 14 and 18 for further description of each program. SG&A expenses include the following (in thousands):

	Year Ended December 31,
	2012	2011	2010
SG&A (excluding items below)	$127,790	$132,339	$126,342
Special incentive program	—	—	6,700
Supplemental value creation program	691	4,182	1,426
Restricted stock units granted in connection with the IPO	5,538	13,932	2,866
Acquisition costs	—	1,100	679
Total	$134,019	$151,553	$138,013

Note 9. Income Taxes

Tax Summary

Our income tax expense, deferred tax assets and liabilities, and reserves for unrecognized tax benefits reflect management's best assessments of estimated current and future taxes to be paid. We are subject to income taxes in numerous foreign jurisdictions. Significant judgments and estimates are required in determining the consolidated income tax expense.

The summary of income/(loss) before provision for income taxes and noncontrolling interests consisted of the following (in thousands):

	Year Ended December 31,
	2012	2011	2010
Domestic	$(6,028)	$(28,607)	$(44,071)
Foreign	16,501	16,797	15,751
Total	$10,473	$(11,810)	$(28,320)

The provision/(benefit) for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2012	2011	2010
Current:
Domestic – Federal	$—	$178	$—
Domestic – State	8	250	(114)
Foreign	6,196	14,991	21,422
Total	6,204	15,419	21,308
Tax/(Benefit) expense with offset in OCI:
Domestic – Federal	—	—	1,786
Domestic – State	—	—	192
Total	—	—	1,978
Deferred and Other:
Domestic – Federal	—	—	—
Domestic – State	—	(370)	—
Foreign	9,052	(1,757)	(8,925)
Total	9,052	(2,127)	(8,925)
Total provision/(benefit) for income taxes:	$15,255	$13,293	$14,361

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9. Income Taxes  – (continued)

A reconciliation of income tax expense/(benefit) from continuing operations and the U.S. federal statutory income tax expense/(benefit) were as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Taxes at U.S. federal statutory rate	$3,666	$(4,134)	$(9,912)
State tax expense/(benefit)	88	(120)	372
Valuation allowance	13,985	13,982	14,587
Regional production tax – Italy	509	776	838
Foreign withholding taxes	1,099	598	2,476
Tax/(benefit) expense in OCI	—	—	1,978
Cancellation of debt income	—	—	4,529
Foreign tax rate differential	(2,576)	565	(637)
Increase/(decrease) in uncertain tax positions	(2,455)	536	247
Inflation adjustment – Mexico	(1,109)	(748)	(913)
Audit Adjustments	(280)	—	—
Permanent differences	2,328	1,838	796
Total income tax expense/(benefit)	15,255	13,293	14,361

Deferred income taxes are primarily provided for temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities. The tax effects of each type of temporary difference and carryforward that give rise to a significant portion of deferred tax assets/(liabilities) are summarized as follows (in thousands):

	December 31, 2012	December 31, 2011
Deferred tax assets are attributable to:
Net operating loss carryforwards and tax credits	$148,507	$140,908
Accrued postretirement benefit obligations	37,494	46,130
Non-deductible reserves and other accruals	33,750	16,506
Capitalized Leases	9,889	11,531
MRO inventory reserves	8,537	8,451
Total gross deferred assets	238,176	223,526
Less: valuation allowance	(207,659)	(188,336)
Net deferred income tax assets	30,517	35,190
Deferred tax liabilities are attributable to:
Deferred cancellation of indebtedness income	(16,310)	(16,310)
Long lived assets	(14,327)	(2,882)
Total gross deferred liabilities	(30,638)	(19,192)
Net deferred tax asset/(liability)	$(121)	$15,998

As of December 31, 2012, the amount of valuation allowance that existed was $207.7 million. The valuation allowance increased $19.4 million during 2012 primarily as a result of the Company recording a new valuation allowance against its deferred tax assets in Brazil and not recognizing tax benefits from the increases in U.S. post retirement benefit obligations. The Company continually monitors all available evidence to determine if sufficient future taxable income will be generated to utilize the existing deferred tax assets. Based on this assessment, the Company continues to record a full valuation allowance against its deferred tax assets in the U.S. and certain international jurisdictions, primarily Mexico, the Netherlands, and Brazil. The amount

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9. Income Taxes  – (continued)

of valuation allowance is approximately 75% domestic and 25% international. As of December 31, 2012, there is not any amount of the valuation allowance for which subsequently recognized benefits will be allocated to reduce goodwill or other intangible assets.

As of December 31, 2011, the amount of valuation allowance that existed was $188.3 million. The valuation allowance increased $7.9 million during 2011 primarily as a result of not recognizing tax benefits from the increases in U.S. post retirement benefit obligations.

The Company has U.S. net operating loss (“NOL”) carryforwards of $206.2 million that expire during the years 2027 through 2032 and state NOL carryforwards of $46.7 million and state credit carryforwards of $22.5 million that expire during the years 2012 through 2032. The Company has recorded deferred tax assets of $72.1 million and $30.6 million related to federal NOL carryforwards and state NOL and credit carryforwards, respectively.

The Company’s international subsidiaries have NOL carryforwards of $230.1 million and other local income tax NOL carryforwards of $24.5 million at December 31, 2012, many of which are unlimited, while others expire as soon as 2016. The Company has recorded deferred tax assets of $52.1 million related to the foreign NOL and credit carryforwards.

As of December 31, 2012, the Company has not provided for U.S. deferred income taxes and foreign withholding tax on the unremitted earnings of the Company’s international subsidiaries because such earnings are considered permanently reinvested and it is not practical to estimate the amount of income taxes that may be payable upon distribution. The Company has recorded a deferred income tax liability of $1.1 million for the expected future taxes relating to distributions within Europe and Asia.

Unrecognized Tax Benefits

A reconciliation of the beginning and ending amounts of unrecognized tax benefits are as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Unrecognized tax benefit – January 1	$20,503	$10,096	$8,227
Increase in prior year tax positions	172	11,107	972
Decrease in prior year tax positions	(558)	(2,300)	(262)
Increase in current year tax positions	917	2,634	1,827
Audit settlements	(1,789)	(12)	(152)
Lapse in statute of limitations	(302)	(679)	(100)
Foreign currency translation	299	(343)	(416)
Total	$19,242	$20,503	$10,096

The increase in prior year tax positions for 2011 includes increases that did not affect income tax expense in 2011. These unrecognized tax benefits were recorded in other balance sheet accounts or offset by NOLs in prior years.

Included in the balance of unrecognized tax benefits at December 31, 2012, 2011, and 2010 are $18.9 million, $19.5 million, and $9.1 million, respectively, of tax benefits that, if recognized, would affect the effective tax rate. These amounts are primarily associated with international tax issues such as the deductibility of interest expenses and the qualification of a China joint venture for a lower tax rate than the statutory tax rate. Also included in the balance of unrecognized tax benefits at December 31, 2012, 2011 and 2010 are $0.3 million, $1 million, and $1 million, respectively, of tax benefits that, if recognized, would result in adjustments to

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9. Income Taxes  – (continued)

other tax accounts, primarily deferred taxes. The Company believes that it is more likely than not that a decrease of up to $4.5 million in unrecognized tax benefits related to the conclusion of an European audit may be necessary in 2013.

The Company recognizes interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2012 and 2011, the Company accrued for interest and penalties of $1.5 million and $3.7 million, respectively. The amount of interest and penalty expense/ (benefit) was ($1.7) million, $0.2 million and $1.1 million for the years ended December 31, 2012, 2011, and 2010, respectively. The additional ($0.4) million decrease of interest and penalty for the year ended December 31, 2012 is a result of the 2005 through 2006 German audit settlement.

The Company is not currently under IRS or U.S. state income tax examination for any tax year. The US statute of limitation extends to the 2007 tax year. The Company is under examination in some international jurisdictions for tax years 2007-2009. The Company has appealed German audit assessments for tax years 2004 and 2005. The Company believes appropriate provisions for all outstanding tax issues have been made for all jurisdictions and all open years.

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

Defined Benefit Retirement Plans

During the fourth quarter of 2012, the Company elected to change its policy for recognizing pension actuarial gains and losses. Under the historical accounting policy, net actuarial gains or losses in excess of 10 percent of the greater of the market-related value of plan assets or the plan’s projected benefit obligation (“the corridor”) were recognized over the average remaining life expectancy of the plan participants. Under the new accounting policy, net actuarial gains or losses in excess of the corridor are recognized annually in the fourth quarter of each fiscal year or at the date of a measurement event. The Company believes this new policy is preferable as it eliminates the delay in recognizing actuarial gains and losses in excess of the corridor, resulting in more timely reflection of the effects of economic and interest rate conditions on plan obligations and assumptions. The change has no impact on pension funding or benefits paid to participants. This change in accounting policy has been applied retrospectively, revising all periods presented. A cumulative increase of accumulated deficit and decrease to accumulated other comprehensive loss of $40.9 million was recognized as of January 1, 2010 related to this change in accounting policy. See note 2 for further information on the change in accounting policy and the impact on the Company’s consolidated financial statements.

The Tower International Consolidated Pension Plan (the “Pension Plan”) provides benefits for certain current and former U.S. employees. Benefits under the Pension Plan are based on years of service, compensation, and other factors. Effective October 1, 2006, the plan was frozen and ceased accruing any additional benefits. Contributions by the Company are intended to fund benefits that accrued through October 1, 2006.

The Company’s funding policy is to annually contribute amounts to the Pension Plan’s related trust sufficient to meet the minimum funding requirements of the Employee Retirement Income Security Act of 1974, as amended (“ERISA”) and the Internal Revenue Code of 1986, as amended (the “Code”). The Company expects minimum contribution requirements to the Pension Plan of $15.1 million during 2013. Benefit payments under the Pension Plan are estimated to be $19.3 million, $19.4 million, $18.7 million, $18 million, and $17.3 million for the years ending December 31, 2013, 2014, 2015, 2016 and 2017, respectively, for a

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Employee Benefit Plans  – (continued)

total of $92.7 million during that five-year period. Aggregate benefit payments under the Pension Plan for the years 2018 through 2022 are estimated to be $87.9 million.

The Company originally expected its minimum pension funding requirements to be $20.4 million during 2012. On June 29, 2012, the United States Congress passed the Moving Ahead for Progress in the 21st Century Act (“MAP-21”), which provides funding relief for defined benefit pension plan sponsors. MAP-21 was signed into law on July 6, 2012. The Company made contributions of $17.1 million during the year ended December 31, 2012.

The following table provides a reconciliation of the changes in the benefit obligations and fair value of assets for the Pension Plan (in thousands):

	Year Ended December 31, 2012	Year Ended December 31, 2011
Reconciliation of fair value of plan assets:
Fair value of plan assets at the beginning of the period	$173,239	$172,186
Actual return on plan assets	20,197	5,918
Employer contributions	17,108	16,289
Plan expenses paid	(1,383)	(1,438)
Benefits paid	(19,689)	(19,716)
Fair value of plan assets at the end of the period	$189,472	$173,239
Change in Benefit Obligations:
Benefit obligations at the beginning of the period	$269,462	$248,589
Service cost	44	30
Interest cost	11,690	12,601
Actuarial loss	28,745	27,958
Benefits paid	(19,689)	(19,716)
Benefit obligations at the end of the period	$290,252	$269,462
Funded status of the pension plan	$(100,780)	$(96,223)

At December 31, 2012 and 2011, the funded status is recorded as pension liability in the Consolidated Balance Sheet.

At the December 31, 2012 measurement date, the accumulated benefit obligation of the Pension Plan was approximately $289.6 million. At December 31, 2011, the accumulated benefit obligation of the Pension Plan was approximately $269 million.

The following table provides the components of net periodic pension benefit cost for the Pension Plan (in thousands):

	Year Ended December 31,
	2012	2011	2010
Service cost	$44	$30	$29
Interest cost	11,690	12,601	13,211
Expected return on plan assets	(11,215)	(11,259)	(10,611)
Actuarial loss	19,157	33,223	—
Net periodic benefit cost	$19,676	$34,595	$2,629

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Employee Benefit Plans  – (continued)

Amounts recognized in other comprehensive income/(loss), pre-tax, for the years ended December 31, 2012, 2011 and 2010 consist of the following (in thousands):

	Year Ended December 31,
	2012	2011	2010
Unrecognized loss	$(1,989)	$(1,514)	$(4,786)
Amount recognized	$(1,989)	$(1,514)	$(4,786)

The assumptions used in the measurement of the Company’s benefit obligation, based upon a December 31, 2012 and December 31, 2011 measurement date, are as follows:

	Year Ended December 31,
	2012	2011
Discount rate	3.65%	4.50%
Rate of compensation increase	4.50%	4.50%

The assumptions used in determining net periodic benefit cost are shown below:

	Year Ended December 31,
	2012	2011	2010
Discount rate	4.50%	5.25%	5.75%
Expected return on plan assets	7.40%	7.40%	7.25%
Rate of compensation increase	4.50%	4.50%	4.50%

The present value of the Company’s pension benefit obligation is calculated through the use of a discount rate. The discount rate used is established annually at the measurement date and reflects the construction of a yield curve analysis from a third party, which calculates the yield to maturity that mirrors the timing and amounts of future benefit payments.

The Company invests the assets of the Pension Plan in a diversified portfolio consisting of an array of asset classes that attempts to maximize returns while minimizing volatility. The Company’s allocations of Pension Plan assets on the December 31, 2012 and 2011 measurement dates, as well as the 2012 target allocation, are as follows:

	Year Ended December 31,
	2012	2011	2012 Target
Fixed income investments	47%	43%	45%
Equity securities	31%	32%	30%
Non-equity investments	22%	25%	25%
Total	100%	100%	100%

The expected long-term rates of return on the plans’ assets assumptions are based on modeling studies completed with the assistance of the Company’s actuaries and investment consultants. The models take into account inflation, asset class returns, and bond yields for both domestic and foreign markets. These studies, along with the history of returns for the plans, indicate that expected future returns, weighted by asset allocation, supported an expected long-term asset return assumption of 7.4% for 2012 and 2011.

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

Pension Plan assets are recorded at fair value. Fixed income and equity securities may each be combined into commingled fund investments. Commingled funds are valued to reflect the Company’s interest in the fund based on the reported year-end net asset value. The estimated fair values of debt securities held are based on quoted market prices and/or market data for the same or comparable instruments. Due to the nature of pricing fixed income securities and the use of commingled fixed income funds, some of these instruments are classified as Level 2 or Level 3 investments within the fair value hierarchy described in this note. Fair value estimates for publicly-traded equity securities are based on quoted market prices and/or other market data for the same or comparable instruments. Collective trusts that hold securities directly are stated at fair value of the underlying securities, as determined by the administrator, based on readily determinable market values and as such are classified as Level 2 or Level 3 investments within the fair value hierarchy described in this note. Non-equity investments, which represent approximately 22% of Pension Plan assets, include investments in hedge funds, and are valued based on year-end reported net asset value. The balance sheet includes the funded status of the benefit plans, which represents the difference between the benefit obligations and fair value of Pension Plan assets.

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Employee Benefit Plans  – (continued)

The following table summarizes the Company’s Pension Plan assets measured at fair value as of December 31, 2012 and 2011 (in millions). See note 3 for definitions of Levels 1, 2, and 3 fair value hierarchies and the methods and assumptions to estimate fair value of marketable securities.

	Fair Value Measurements at December 31, 2012
Asset Classes	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash	$7	$7	$—	$—
Equity securities	13	13	—	—
Mutual funds(a)	79	67	12	—
Corporate bonds	43	—	43	—
Equity long/short hedge funds(b)	47	—	—	47
Total	$189	$87	$55	$47

	Fair Value Measurements at December 31, 2011
Asset Classes	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash	$2	$2	$—	$—
Equity securities	14	14	—	—
Mutual funds(a)	71	60	11	—
U.S. Treasuries	5	—	5	—
Corporate bonds	34	—	34	—
Equity long/short hedge funds(b)	47	—	—	47
Total	$173	$76	$50	$47

(a)	This category consists of mutual fund investments that are focused on fixed income and international equity securities.
(b)	This category includes hedge funds that invest both long and short in a variety of U.S. equities, and international equities and currencies. Management of the hedge funds has the ability to shift investments from value to growth strategies, from small to large capitalization stocks, and from a net long position to a net short position.

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Employee Benefit Plans  – (continued)

For Pension Plan assets with a fair value measurement using significant unobservable inputs (Level 3), the reconciliation of the beginning and ending balances are as follows (in millions):

Fair Value Measurements Using Significant
Unobservable Inputs (Level 3)

Equity Long/Short Hedge Funds
Beginning balance at December 31, 2010	$48
Actual return on plan assets:
Relating to assets still held at the reporting date	(1)
Purchases	—
Balance at December 31, 2011	47
Actual return on plan assets:
Relating to assets still held at the reporting date	3
Purchases	2
Redemptions	(5)
Ending balance at December 31, 2012	$47

Defined Contribution Retirement Plans

The Company sponsors various qualified defined contribution retirement plans. Each plan serves a defined group of employees and has varying levels of Company contributions. The Company’s contributions to certain plans may be required by the terms of the Company’s collective bargaining agreements. During 2012, 2011, and 2010, the Company contributed $4.4 million, $3.8 million and $3.3 million, respectively.

Retirement Plans of Non-U.S. Operations

The Company has no defined benefit pension plans associated with its non-U.S. operations. The Company primarily provides severance benefits to employees that have terminated their employment due to retirement or otherwise. The amount associated with such benefits depends upon the length of service of the employee and also upon whether the termination was voluntary or at the request of the Company. During 2012, 2011, and 2010, the Company recorded expenses associated with these non-U.S. plans of $1.6 million, $1.8 million, and $1.6 million, respectively.

Other Postretirement Plans

Defined-Dollar Capped Medical Plans

For the retirees of the Company’s former Milwaukee, Wisconsin facility, a Voluntary Employee Beneficiary Association (“VEBA”) Trust was established and began administering medical insurance benefits for retirees and their dependents beginning July 1, 2006. A separate VEBA Trust was established and began administering benefits for retirees from the Company’s former Greenville facilities and their dependents beginning September 1, 2006.

As of July 31, 2007, the Company assumed the liabilities associated with the VEBA Trusts described above and future benefit payments were capped at specified amounts to be paid through 2011. As a result, the Company determined that these arrangements represent defined benefit postretirement plans and defined-dollar capped plans in accordance with FASB ASC No. 715, Compensation — Retirement Benefits. The Company has accreted the interest cost through cost of sales until settlement in accordance with FASB ASC No. 715. Benefit payments during the years ended December 31, 2011 and 2010 were $0.6 million and $1.2 million, respectively. Interest accretion during the years ended December 31, 2011 and 2010 was less than $0.1 million and $0.1 million, respectively. At December 31, 2011, no further payments remained.

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Employee Benefit Plans  – (continued)

Life Insurance Plans

As of July 31, 2007, the Company assumed life insurance benefits for certain U.S. retirees and the benefit plans pursuant to which such life insurance benefits are provided. Expected future life insurance benefit payments amount to $0.4 million, $0.4 million, $0.4 million, $0.9 million, and $0.9 million for the years ending December 31, 2013, 2014, 2015, 2016, and 2017, respectively, for a total of $3 million during the five-year period. Aggregate expected benefit payments for the years 2018 through 2022 are $4.4 million.

The following table provides a reconciliation of the changes in the benefit obligations and funded status of the Company’s other post employment benefit plans (in thousands):

	Year Ended December 31, 2012	Year Ended December 31, 2011(a)
Reconciliation of fair value of plan assets:
Fair value of plan assets at the beginning of the period	$—	$—
Employer contributions	408	420
Benefits paid	(408)	(420)
Fair value of plan assets at the end of the period	$—	$—
Change in Benefit Obligations:
Benefit obligations at the beginning of the period	$15,020	$13,922
Service cost	—	—
Interest cost	650	716
Actuarial loss (gain)	(614)	802
Benefits paid	(408)	(420)
Benefit obligations at the end of the period	$14,648	$15,020
Funded status of life insurance plan	$(14,648)	$(15,020)

(a)	Excludes defined-dollar capped plans as described above.

At December 31, 2012 and 2011, the funded status is recorded as accrued liabilities and other non-current liabilities in the Consolidated Balance Sheet.

The following table provides the components of net periodic benefit cost for the plans (in thousands):

	Year Ended December 31, 2012	Year Ended December 31, 2011(a)	Year Ended December 31, 2010(a)
Service cost	$—	$—	$—
Interest cost	650	716	753
Expected return on plan assets	—	—	—
Amortization of net losses	—	—	—
Net periodic benefit cost	$650	$716	$753

(a)	Excludes defined-dollar capped plans as described above.

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Employee Benefit Plans  – (continued)

Amounts recognized in other comprehensive income at December 31, 2012 and 2011, pre-tax, consist of the following (in thousands):

	2012	2011	2010
Net actuarial (gain) or loss	$(614)	$802	$(231)
Net prior service cost	—	—	—
Amount recognized	$(614)	$802	$(231)

The discount rate used to measure the Company’s post employment benefit obligation was 3.75% in 2012 and 4.5% in 2011. The discount rate used to determine net periodic benefit costs was 4.5% in 2012, 5.25% in 2011, and 5.75% in 2010. The rate used reflects the construction of a yield curve analysis from a third party, which calculates the yield to maturity that mirrors the timing of future benefits. The measurement dates for the Company’s post retirement benefit plans were December 31, 2012 and December 31, 2011.

Note 11. Stockholders’ Equity and Share Based Compensation

Equity

Effective October 14, 2010, prior to the IPO, (i) all of the Company’s equity owners transferred their equity interests in Tower Automotive, LLC to a newly created limited liability company, Tower International Holdings, LLC, (ii) Tower Automotive, LLC converted into a Delaware corporation named Tower International, Inc., and (iii) all of the equity interests in Tower Automotive, LLC were converted into common stock of Tower International, Inc (“Corporate Conversion”). Thus, immediately prior to the IPO and the commencement of trading of the Company’s common stock, all of the Company’s outstanding common stock was owned by Tower International Holdings, LLC. Upon the Corporate Conversion, all of the equity interests in Tower Automotive, LLC were converted into common stock of Tower International, Inc. On October 20, 2010, the Company received $75.6 million of proceeds, after underwriting discounts and commissions, in connection with the sale of 6,250,000 shares of its common stock at the closing of the IPO. On November 3, 2010, the Company sold an additional 383,722 shares of its common stock resulting in additional proceeds of $4.6 million, after underwriting discounts and commissions, pursuant to a partial exercise of the underwriters’ over-allotment option. As of December 31, 2012, 2011 and 2010, the Company had 20,247,134, 19,683,032, and 19,101,588 shares of common stock outstanding, respectively.

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

Under the fair value recognition provisions, share-based compensation cost was measured at the grant date based on the fair value of the award and was recognized as expense over the applicable vesting period of the award. The fair value of each MIP Unit was based on the fair value of the Common Units on the date of grant. The compensation cost for the MIP Plan was insignificant for the year ended December 31, 2010, with no income tax benefit due to the valuation allowance in the United States recognized during 2010.

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

The redemption value of the Redeemable Preferred Units was an amount that was equal to the holder’s initial capital contribution less all distributions previously made to such Redeemable Preferred Unit holders (the “Unpaid Preference Amount”) plus an amount accruing at the rate of 10% per quarter on the holder’s Unpaid Preference Amount (the “Preferred Return Amount”). Therefore, if distributions were not made with respect to any fiscal year, the Redeemable Preferred Unit holders’ distributions were cumulative. These units were recorded at redemption value at each balance sheet date and the Preferred Return Amount was recorded as an adjustment to retained earnings. During the year ended December 31, 2010, the Company paid distributions to the Redeemable Preferred Unit holders of $0.1 million.

On August 12, 2010, the Redeemable Preferred Units were converted to Capital Units in connection with the Unit Conversion at carrying value, which approximated fair value. Due to the Unit Conversion, no Redeemable Preferred Units were outstanding as of December 31, 2010.

Note 13. Earnings per Share (“EPS”)

Immediately prior to the Corporate Conversion, the Company had outstanding Capital Units (see note 11). In connection with the Corporate Conversion and IPO (see note 11), existing holders of Capital Units contributed their Capital Units to Tower International Holdings, LLC and that entity received 12,467,866 shares of the Company’s common stock through conversion of the Capital Units into common stock. Additionally, in the third quarter of 2010, prior to the Corporate Conversion, the Company completed the Unit Conversion whereby the Company converted its Common Units, MIP Units, and Redeemable Preferred Units into Capital

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13. Earnings per Share (“EPS”)  – (continued)

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

Basic earnings/(loss) per share is calculated by dividing the net income/(loss) attributable to Tower International, Inc. by the weighted-average number of common shares outstanding.

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

The Company excluded 1 million, 1.8 million and 2.2 million, respectively, of potentially anti-dilutive shares for the years ended December 31, 2012, 2011 and 2010.

A summary of information used to compute basic and diluted net income/(loss) per share attributable to Tower International, Inc. is shown below (in thousands – except share and per share amounts):

	Year Ended December 31,
	2012	2011	2010
Loss from continuing operations	$(4,782)	$(25,103)	$(42,681)
Income from discontinued operations, net of tax	29,790	6,948	15,723
Net income/(loss)	25,008	(18,155)	(26,958)
Less: Net income attributable to the noncontrolling interests	6,976	5,109	8,441
Net income/(loss) attributable to Tower International, Inc.	18,032	(23,264)	(35,399)
Less: Preferred unit dividends	—	—	(10,707)
Net income/(loss) available to common shareholders	$18,032	$(23,264)	$(46,106)
Basic earnings per share
Continuing operations	$(0.58)	$(1.56)	$(4.46)
Discontinued operations	1.48	0.36	1.13
Net income/(loss) attributable to Tower International, Inc.	0.90	(1.20)	(3.33)
Basic weighted average shares outstanding	20,080,839	19,364,433	13,865,509
Diluted earnings per share
Continuing operations	$(0.58)	$(1.56)	$(4.46)
Discontinued operations	1.46	0.36	1.13
Net income/(loss) attributable to Tower International, Inc.	0.88	(1.20)	(3.33)
Diluted weighted average shares outstanding	20,447,072	19,364,433	13,865,509

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

At December 31, 2012, there were 1,215,003 shares available for future grants of options and other types of awards under the 2010 Equity Incentive Plan. Forfeited shares may be re-issued under the plan up to the maximum amount to be issued as defined by the plan.

The following table summarizes the Company’s award activity during 2012, 2011, and 2010:

	Options		Restricted Stock Units
Outstanding at:	Shares	Weighted Average Exercise Price	Shares	Weighted Average Grant Date Fair Value
October 14, 2010	—	$—	—	$—
Granted	457,098	13.00	1,763,625	13.00
Options exercised or RSUs vested	—	—	—	—
Forfeited	—	—	—	—
December 31, 2010	457,098	13.00	1,763,625	13.00
Granted	22,805	15.63	600,894	11.30
Options exercised or RSUs vested	—	—	(881,815)	13.00
Forfeited	(50,463)	13.00	(76,680)	13.42
December 31, 2011	429,440	13.14	1,406,024	12.25
Granted	615,804	11.75	135,911	11.75
Options exercised or RSUs vested	—	—	(847,022)	13.14
Forfeited	(71,499)	12.58	(12,498)	14.63
December 31, 2012	973,745	$12.30	682,415	$11.00

Stock options — The exercise price of each stock option equals the market price of the Company’s common stock on the date of grant. Compensation expense is recorded based on the fair value at the grant date and is recognized on a straight-line basis over the applicable vesting periods. The Company’s stock options generally vest over three years with a maximum term of ten years.

The Company calculated the weighted-average fair value of each option at the date of the grant using a Black-Scholes valuation model. The weighted-average per share fair value at grant date of the options issued during 2012 was $6.05. The weighted-average key assumptions used in the model for options granted in 2012 are an expected term of 6.5 years, expected volatility of 52%, and a risk free rate of 1%. The dividend yield is assumed to be zero since there are no current plans to pay common stock dividends. The Company used the simplified method to calculate the expected term because the Company has insufficient historical exercise data due to the limited period of time the Company’s common stock has been publicly traded and based on vesting periods. During the years ended December 31, 2012, 2011, and 2010, the Company recognized an expense of $1.7 million, $0.9 million, and $0.1 million, respectively, relating to the options. The Company did not recognize any tax benefit related to this compensation expense. As of December 31, 2012, the Company has $3.4 million of unrecognized compensation expense associated with these stock options that will be amortized on a straight-line basis over the next 21 months on a weighted average basis.

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14. Share-based Compensation  – (continued)

As of December 31, 2012, the Company has an aggregate of 973,745 stock options that have been granted but have not yet been exercised. As of December 31, 2012, the remaining average contractual life for the options is approximately nine years and the options have no intrinsic value because the market price of the Company’s common stock is not in excess of the exercise price of the options granted. As of December 31, 2012, 143,191 stock options were exercisable. During the year ended December 31, 2012, no stock options were exercised and 71,499 stock options were forfeited.

Restricted stock units (“RSUs”) — The grant date fair value of each RSU equals the market price of the Company’s common stock on the date of grant. Compensation expense is recorded based on the fair value at the grant date, less an estimated forfeiture amount, and is recognized on a straight-line basis over the applicable vesting periods.

During the years ended December 31, 2012, 2011, and 2010, the Company recognized an expense of $5.5 million, $13.9 million, and $2.9 million, respectively, relating to the RSUs granted in connection with the Company’s IPO (see note 18). The Company did not recognize any tax benefit related to this compensation expense. As of April 30, 2012, all compensation expense associated with these RSUs had been recorded.

During the year ended December 31, 2012 and 2011, the Company recognized an expense of $2.5 million and $0.5 million, respectively, relating to all of the RSUs granted thus far excluding the RSUs granted in connection with the Company’s IPO. The Company did not recognize any tax benefit related to this compensation expense. As of December 31, 2012, the Company has $4.9 million of unrecognized compensation expense associated with these RSUs that will be amortized on a straight-line basis over the next 24 months on a weighted average basis. The Company’s RSUs generally vest over a three year period.

As of December 31, 2012, the Company has an aggregate of 682,415 RSUs that have been granted but have not yet vested. In addition, 12,498 RSUs were forfeited during the year ended December 31, 2012.

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

Note 15. Related Party Transactions

During the year ended December 31, 2010, the Company paid $14.8 million of interest to Cerberus relating to the first lien term loan and the related letter of credit facility. On August 24, 2010, the outstanding principal balance on the U.S. Dollar and Euro tranches of the Company's first lien term loan were repaid in full in connection with the issuance of the Company's senior secured notes. During the year ended December 31, 2010, the Company paid $374 million of principal payments to Cerberus relating to the first lien term loan

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15. Related Party Transactions  – (continued)

and letter of credit facility. On August 13, 2010, in connection with the offering of the Company's senior secured notes, Cerberus agreed to convert $25 million aggregate principal amount of indebtedness under the first lien term loan and, in exchange, received equity in the Company; however, no new units were issued.

The Company has made certain payments to Cerberus for certain operational consulting services post acquisition. The Company made minor payments to its parent totaling less than $0.1 million during the years ended December 31, 2012, 2011, and 2010. The Company also had certain service agreements with Board members whereby the Company paid them approximately $1.3 million during the year ended December 31, 2010. As of December 31, 2012 and 2011, no consulting or service agreements existed with Board members.

The Company sells certain products from its Asian operations to our joint venture partners, FAW-VW and Chery. The sale of these products to FAW-VW was $122.8 million, $110 million, and $106.8 million for the years ended December 31, 2012, 2011, and 2010, respectively. The sale of these products to Chery was $24.4 million, $31.7 million, and $34.9 million for the years ended December 31, 2012, 2011 and 2010, respectively. The Company’s accounts receivable with FAW-VW at December 31, 2012 and 2011 was $4 million and $3.2 million, respectively. The Company’s accounts receivable with Chery at December 31, 2012 and 2011 was $7.2 million and $9.4 million, respectively.

Note 16. Segment Information

The Company defines its operating segments as components of its business where separate financial information is available and is routinely evaluated by management. The Company’s chief operating decision maker (“CODM”) is the Chief Executive Officer.

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

The following is a summary of selected data for each of the Company’s reportable segments (in thousands):

	International	Americas	Total
2012:
Revenues	$945,905	$1,139,009	$2,084,914
Adjusted EBITDA	85,423	108,276	193,699
Capital expenditures	63,501	45,637	109,138
Total assets	$769,321	$468,801	$1,238,122
2011:
Revenues	$981,652	$1,072,056	$2,053,708
Adjusted EBITDA	96,481	104,681	201,162
Capital expenditures	52,027	51,799	103,826
Total assets	$905,482	$491,896	$1,397,378

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16. Segment Information  – (continued)

	International	Americas	Total
2010:
Revenues	$871,883	$849,444	$1,721,327
Adjusted EBITDA	103,983	59,707	163,690
Capital expenditures	27,577	56,553	84,130
Total assets	$867,300	$472,876	$1,340,176

Inter-segment sales are not significant for any period presented. Capital expenditures do not equal cash disbursed for purchases of property, plant, and equipment as presented in the accompanying Consolidated Statements of Cash Flows, as capital expenditures above include amounts paid and accrued during the periods presented.

The following is a reconciliation of Adjusted EBITDA to income before provision for income taxes (in thousands):

	Years Ended December 31,
	2012	2011	2010
Adjusted EBITDA	$193,699	$201,162	$163,690
Restructuring	(10,738)	(2,660)	(14,288)
Depreciation and amortization	(92,856)	(102,583)	(105,703)
Acquisition costs and other	(431)	(1,554)	(1,150)
Incentive compensation related to funding events	(6,229)	(18,114)	(10,992)
Interest expense, net	(53,815)	(53,507)	(58,577)
Other expense	—	(1,331)	(1,300)
Pension actuarial loss	(19,157)	(33,223)	—
Income/(loss) before provision for income taxes	$10,473	$(11,810)	$(28,320)

The following is a summary of revenues and long-lived assets by geographic location (in thousands):

	Years Ended and End of Year December 31,
	2012		2011		2010
	Revenues	Long-Lived Assets	Revenues	Long-Lived Assets	Revenues	Long-Lived Assets
Belgium	$148,026	$30,430	$154,503	$28,890	$157,709	$29,648
Italy	101,887	33,026	142,812	37,581	140,255	45,628
Germany	358,736	68,632	402,946	78,616	341,220	86,719
Slovakia	208,865	79,443	155,286	75,308	99,990	63,498
Other Europe	51,094	17,154	59,194	8,652	56,236	10,313
South Korea	—	—	—	123,817	—	113,858
China	187,511	84,200	155,005	44,942	166,891	26,496
U.S.	925,677	208,605	852,446	220,028	640,076	210,825
Brazil	215,471	52,625	219,753	51,447	209,515	44,340
Intercompany eliminations	(112,353)	—	(88,237)	—	(90,565)	—
Total	$2,084,914	$574,115	$2,053,708	$669,281	$1,721,327	$631,325

Revenues are attributed to geographic locations based on the location of specific production. Long-lived assets consist of net property, plant and equipment and company-owned tooling.

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16. Segment Information  – (continued)

The following is a summary of the approximate composition by product category of the Company’s revenues (in thousands):

	Years Ended December 31,
	2012	2011	2010
Body structures and assemblies	$1,142,365	$1,115,509	$987,599
Complex body-in-white assemblies	494,784	453,454	434,410
Chassis, lower vehicle systems and suspension components	415,179	447,473	296,842
Other	32,586	37,272	2,476
Total	$2,084,914	$2,053,708	$1,721,327

The Company sells its products directly to automotive manufacturers. Following is a summary of customers that accounted for 10% or more of consolidated revenues in any of the three years ended December 31, 2012:

	2012	2011	2010
VW	23%	20%	19%
Ford	21%	20%	15%

All customers that accounted for 10% or more of consolidated revenues from the table above are customers in the automotive industry; therefore, the Company is subject to a concentration of credit risk.

Note 17. Acquisitions and Joint Ventures

Ningbo Joint Venture

In February 2012, a foreign subsidiary of the Company reached an agreement with Ningbo Beilun Ditong Auto Parts Co., Ltd. (a subsidiary of Ditong Automotive Products Co., Ltd) and Zhejiang Jirun Automobile Co. Ltd. (a subsidiary of Geely Automobile Co., Ltd.) to form a joint venture located in Ningbo, China.

At inception, the joint venture partners contributed a facility and associated land rights located in Ningbo, China in exchange for 64% ownership, which resulted in a $12.1 million noncontrolling interest for the Company. The Company has an agreement to acquire an additional 15% equity interest, which it expects to exercise in the first half of 2013. As of December 31, 2012, the joint venture is included in the Company’s Consolidated Financial Statements because the Company exercises control.

Xiangtan Joint Venture

In July 2011, a foreign subsidiary of the Company reached an agreement with Xiangtan Ditong Automotive Industrial Machinery Co., Ltd. (“DIT”) to form a joint venture in which the Company exercises control that was approved by the Chinese government in September 2011. At inception, the joint venture partner contributed its facility located in Xiangtan, Hunan Province, China in exchange for 50% ownership, which resulted in a $5.9 million noncontrolling interest. As part of the original transaction, the Company contributed additional capital to the joint venture in March 2012 resulting in an accumulated ownership of 51%. The joint venture is included in the Company’s Consolidated Financial Statements because the Company exercises control.

W Industries

On April 11, 2011, Tower Defense and Aerospace, LLC, a wholly owned subsidiary of the Company, acquired substantially all of the assets of W Industries, Inc. located in Detroit, Michigan. The Company exchanged its ownership in the W Industries secured debt acquired during the first quarter of 2011 (fair value of $11.3 million) and cash for substantially all of the assets of W Industries and agreed to assume certain liabilities. The acquisition was accounted for as a purchase under the acquisition method in accordance with FASB ASC No. 805, Business Combinations. The total purchase price was approximately $22.3 million, which

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17. Acquisitions and Joint Ventures  – (continued)

did not include direct acquisition costs of approximately $1.1 million. The acquisition was recorded by allocating the purchase price to the assets acquired, including identifiable intangible assets and liabilities assumed, based on their estimated fair values at the date of acquisition. There was no goodwill recorded in connection with the acquisition. Supplemental pro forma disclosures are not included as the amounts are deemed immaterial. Revenues and earnings of Tower Defense & Aerospace since the acquisition date included in the Company’s Consolidated Statement of Operations are immaterial for all periods presented.

In accordance with FASB ASC No. 805, the preliminary purchase price allocation was subject to additional adjustment within one year after the acquisition. As of December 31, 2012, the purchase price allocation period has passed; thus, no further adjustments will be recorded. The final allocation of the purchase price for the acquisition was made to the following major opening balance sheet categories (in millions):

Assets Acquired
Current assets	$4.2
Property, plant and equipment, net	25.9
Intangibles	2.3
Total assets acquired	32.4
Total liabilities assumed	10.1
Net assets acquired	$22.3

Facility in Artern, Germany

On March 14, 2010, a foreign subsidiary of the Company acquired the assets of the manufacturing plant of TWB Fahrzeugtechnik GmbH & Co, KG ill. located in Artern, Germany from an insolvency administrator. The acquisition was accounted for as a purchase under the acquisition method in accordance with FASB ASC No. 805, Business Combinations. The total purchase price was approximately $17.7 million, which does not include direct acquisition costs of approximately $0.7 million. The final payment was made in 2012. The acquisition was recorded by allocating the purchase price to the assets acquired, including identifiable intangible assets and liabilities assumed, based on their estimated fair values at the date of acquisition. There was no goodwill recorded in connection with the acquisition.

The final allocation of the purchase price for the acquisition was made to the following major opening balance sheet categories (in thousands):

Assets Acquired
Current assets	$1,925
Property, plant and equipment, net	14,495
Intangibles	2,055
Total assets acquired	18,475
Other non-current liabilities assumed	822
Net assets acquired	17,653

Note 18. Commitments and Contingencies

Leases

The Company leases office and manufacturing space and certain equipment under non-cancelable lease agreements, which require the Company to pay maintenance, insurance, taxes and other expenses in addition to rental payments. The Company has entered into leasing commitments with lease terms expiring between the years 2013 and 2021. The Company has options to extend the terms of certain leases in future periods. The

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18. Commitments and Contingencies  – (continued)

properties covered under these leases include manufacturing equipment and facilities and administrative offices and equipment. Rent expense for all operating leases totaled $22.3 million, $21.3 million, and $21.1 million in 2012, 2011, and 2010, respectively.

Future minimum capital and operating lease payments at December 31, 2012 are as follows (in thousands):

Year	Operating Leases	Capital Leases
2013	$23,226	$2,238
2014	20,316	1,763
2015	18,231	1,694
2016	14,905	1,625
2017	12,145	1,557
Thereafter	32,936	6,254
Total future lease payments	$121,759	15,131
Less: amount representing interest		(2,677)
Present value of minimum lease payments		$12,454

Purchase Commitments

As of December 31, 2012, the Company was obligated under executory purchase orders for approximately $59.1 million of tooling, $39.4 million of capital expenditures, and $5.4 million of other expenditures.

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

Supplemental Value Creation Program

The Supplemental Value Creation Program was created on February 19, 2010. The Supplemental Value Creation Program provided for a $7.5 million cash bonus to be paid to approximately 70 executives, subject to vesting requirements of nine and 18 months, if a Qualifying Liquidation Event were to occur. A Qualifying

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18. Commitments and Contingencies  – (continued)

Liquidation Event was initially defined to have occurred if the Preferred Unit holders received a cash distribution in an amount equal to the full value of their preferred investment in the Company. On July 22, 2010, the Supplemental Value Creation Program was modified to include the retirement of the existing first lien term loan in full or consummation of an initial public offering as Qualifying Liquidation Events. As the Company retired its first lien term loan on August 24, 2010, the Company began recording a liability in August 2010 related to this Program. The Company recorded an expense of $0.7 million, $4.2 million and $1.4 million for the years ended December 31, 2012, 2011 and 2010, respectively. The Company paid $3.3 million upon the nine month vesting of this Program during the second quarter of 2011 and paid an additional $3.1 million upon the eighteen month vesting of this Program during the first quarter of 2012. The Company had a liability recorded of $2.5 million for the year ended December 31, 2011 relating to this program. There was no remaining liability as of the year ended December 31, 2012.

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

Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. The established liability for environmental matters is based upon management’s best estimates of expected investigation/remediation costs related to environmental contamination. It is possible that actual costs associated with these matters will exceed the environmental reserves established by the Company. Inherent uncertainties exist in the estimates, primarily due to unknown environmental conditions, changing governmental regulations and legal standards regarding liability and evolving technologies for handling site remediation and restoration. At December 31, 2012 and 2011, the Company had accrued approximately $2.3 million and $2.5 million, respectively, for environmental matters.

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

The Company has been subject to various governmental audits in Brazil. During the first quarter of 2011, the Company received a favorable court ruling on one of these matters and was able to reduce its liability by $7 million. As of December 31, 2012, the Company has a remaining liability recorded of $2.1 million and may be required to pay up to $7 million. To the extent that future payments are required above the amount recorded as a liability, the payments will be expensed.

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

Note 19. Change in Working Capital and Other Operating Items

The following table summarizes the sources/(uses) of cash provided by changes in working capital and other operating items (in thousands):

	Year Ended December 31,
	2012	2011	2010
Accounts receivable	$38,410	$(27,893)	$2,472
Inventories	(4,832)	(10,382)	(8,654)
Prepaid tooling and other current assets	(44,682)	4,152	691
Accounts payable and accrued liabilities	(45,000)	20,078	24,638
Other assets and liabilities	47,603	(7,958)	7,346
Change in working capital	$(8,501)	$(22,003)	$26,493

Note 20. Quarterly Financial Data (Unaudited)

The following table summarizes selected quarterly financial data (in thousands):

Quarter	Net Sales	Gross Profit	Net Income/(Loss)	Net Income/(Loss) Attributable to Tower International, Inc.	Diluted Earnings/(Loss) per Share
2012(a)
1st(g)	$529,691	$56,497	$2,060	$626	$0.03
2nd(h)	554,952	70,463	9,258	7,658	0.38
3rd(i)	492,127	53,328	(2,382)	(3,975)	(0.20)
4th(j)	508,144	33,336	16,072	13,723	0.67
Full Year	$2,084,914	$213,624	$25,008	$18,032	$0.88
2011(a)
1st(b)	$514,933	$65,828	$11,194 (c)	$9,461 (c)	$0.47
2nd(d)	515,854	54,010	(1,115)	(2,337)	(0.13)
3rd(e)	506,059	56,462	(3,255)	(4,337)	(0.23)
4th(f)	516,862	25,530	(24,979)	(26,051)	(1.33)
Full Year	$2,053,708	$201,830	$(18,155)	$(23,264)	$(1.20)

(a)	Amounts differ from previously filed quarterly reports due to the adoption of a change in accounting principle for pension costs during the fourth quarter of 2012. See additional detail in note 2. Amounts have also been adjusted to reflect discontinued operations. See additional detail in note 5.
(b)	During the first quarter of 2011, the retrospective change in accounting principle for pension costs increased gross profit, net income, and net income attributable to Tower International, Inc. by

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 20. Quarterly Financial Data (Unaudited)  – (continued)

$0.4 million and diluted earnings per share by $0.02. The discontinued operation decreased net sales by $84.7 million and decreased gross profit by $4.2 million.
(c)	The Company recorded a net favorable settlement of $5.7 million associated with a value added tax audit in Brazil.
(d)	During the second quarter of 2011, the retrospective change in accounting principle for pension costs increased gross profit, and decreased net loss and net loss attributable to Tower International, Inc. by $0.4 million and diluted loss per share by $0.02. The discontinued operation decreased net sales by $86.9 million and decreased gross profit by $5.1 million.
(e)	During the third quarter of 2011, the retrospective change in accounting principle for pension costs increased gross profit, and decreased net loss and net loss attributable to Tower International, Inc. by $0.5 million and diluted loss per share by $0.03. The discontinued operation decreased net sales by $82.9 million and decreased gross profit by $3.7 million.
(f)	During the fourth quarter of 2011, the retrospective change in accounting principle for pension costs decreased gross profit, and increased net loss and net loss attributable to Tower International, Inc. by $32.7 million and diluted loss per share by $1.66. The discontinued operation decreased net sales by $97.9 million and decreased gross profit by $9.9 million.
(g)	During the first quarter of 2012, the retrospective change in accounting principle for pension costs increased gross profit, net income, and net income attributable to Tower International, Inc. by $0.8 million and diluted earnings per share by $0.04. The discontinued operation decreased net sales by $87.9 million and decreased gross profit by $4.4 million.
(h)	During the second quarter of 2012, the retrospective change in accounting principle for pension costs increased gross profit, net income, and net income attributable to Tower International, Inc. by $0.8 million and diluted earnings per share by $0.04. The discontinued operation decreased net sales by $88.9 million and decreased gross profit by $5.5 million.
(i)	During the third quarter of 2012, the retrospective change in accounting principle for pension costs increased gross profit, and decreased net loss and net loss attributable to Tower International, Inc. by $0.8 million and diluted loss per share by $0.04. The discontinued operation decreased net sales by $71.7 million and increased gross profit by $0.2 million.
(j)	During the fourth quarter of 2012, the Company recorded an actuarial pension loss of $19.2 million and a gain on the sale of its South Korean subsidiary of $31.2 million. As computed under the previous method for pension accounting, gross profit, net income, and net income attributable to Tower International, Inc. would have been $18.4 million higher and diluted income per share would have been $0.90 higher.

TOWER INTERNATIONAL, INC.
SCHEDULE 1 — CONDENSED BALANCE SHEET
(Amounts in thousands, except share data)

	December 31, 2012	December 31, 2011
ASSETS
Cash and cash equivalents	$—	$—
Intercompany receivables	161,652	157,077
Total assets	$161,652	$157,077
LIABILITIES AND STOCKHOLDERS' EQUITY
Intercompany payables	$85,862	$82,548
Loss in excess of investment in subsidiaries	12,543	34,526
Total liabilities	98,405	117,074
Stockholders' equity:
Common stock, $0.01 par value, 350,000,000 authorized, 20,830,425 issued and 20,247,134 outstanding at December 31, 2012 and 19,983,403 issued and 19,683,032 outstanding at December 31, 2011	208	200
Additional paid in capital	321,032	311,427
Treasury stock, at cost, 583,291 and 300,371 shares as of December 31, 2012 and December 31, 2011	(8,297)	(5,130)
Accumulated deficit	(237,212)	(255,244)
Accumulated other comprehensive loss	(12,484)	(11,250)
Total stockholders' equity	63,247	40,003
Total liabilities and stockholders' equity	$161,652	$157,077

TOWER INTERNATIONAL, INC.
SCHEDULE 1 — CONDENSED STATEMENT OF OPERATIONS
(Amounts in thousands)

	Year Ended December 31,
	2012	2011	2010
OPERATING EXPENSES
General and administrative expenses	$(9,627)	$(15,112)	$(2,754)
Total operating expenses	(9,627)	(15,112)	(2,754)
OTHER INCOME
Intercompany interest income	4,442	3,785	763
Total other income	4,442	3,785	763
Equity income/(loss) of subsidiaries	23,217	(11,937)	(33,408)
Net income/(loss)	18,032	(23,264)	(35,399)
Less: Preferred unit dividends	—	—	10,707
Income/(loss) available to common shareholders	$18,032	$(23,264)	$(46,106)

TOWER INTERNATIONAL, INC.
SCHEDULE 1 — CONDENSED STATEMENT OF COMPREHENSIVE INCOME
(Amounts in thousands)

	Year Ended December 31,
	2012	2011	2010
Net income/(loss)	$18,032	$(23,264)	$(35,399)
Other comprehensive income/(loss), net of tax:	(1,234)	(14,144)	16,338
Comprehensive income/(loss)	$16,798	$(37,408)	$(19,061)

TOWER INTERNATIONAL, INC.
SCHEDULE 1 — CONDENSED STATEMENT OF CASH FLOWS
(Amounts in thousands)

	Year Ended December 31,
	2012	2011	2010
OPERATING ACTIVITIES:
Net income/(loss)	$18,032	$(23,264)	$(35,399)
Adjustments required to reconcile net income/(loss) to net cash provided by operating activities:
Non-cash share-based compensation	9,613	15,174	3,047
Equity (income)/loss of subsidiaries	(23,217)	11,937	33,408
Change in working capital and other operating items	(1,261)	1,283	(961)
Net cash provided by operating activities	$3,167	$5,130	$95
FINANCING ACTIVITIES:
Purchase of treasury stock	$(3,167)	$(5,130)	$—
Preferred unit dividends	—	—	(95)
Net cash used in financing activities	$(3,167)	$(5,130)	$(95)
NET CHANGE IN CASH AND CASH EQUIVALENTS	$—	$—	$—
CASH AND CASH EQUIVALENTS:
Beginning of period	$—	$—	$—
End of period	$—	$—	$—
Non-cash Investing Activities
Contribution of indebtedness	$—	$—	$25,000
Cumulative preferred stock units accrued	—	—	10,612
Conversion of preferred units to common shares	—	—	181,527

TOWER INTERNATIONAL, INC.
CONDENSED NOTES TO SCHEDULE 1

1. Basis of presentation

Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted. The Company’s investment in subsidiaries is stated at cost plus equity in undistributed earnings of subsidiaries.

2. Restricted net assets

Schedule I of Article 5-04 of Regulation S-X requires the condensed financial information of registrant shall be filed when the restricted net assets of consolidated subsidiaries exceed 25 percent of consolidated net assets as of the end of the most recently completed fiscal year. For purposes of the above test, restricted net assets of consolidated subsidiaries shall mean that amount of the registrant’s proportionate share of net assets of consolidated subsidiaries (after intercompany eliminations) which as of the end of the most recent fiscal year may not be transferred to the parent company by subsidiaries in the form of loans, advances or cash dividends without the consent of a third party (i.e., lender, regulatory agency, foreign government, etc.).

The condensed parent company financial statements have been prepared in accordance with Rule 12-04, Schedule I of Regulation S-X as the restricted net assets of the subsidiaries of Tower International, Inc. exceed 25% of the consolidated net assets of Tower International, Inc. The ability of the Company's Chinese subsidiaries to pay dividends may be restricted because dividends are subject to approval by the Company's joint venture partners and the Chinese government. As a result, we may be unable to distribute any dividends outside of China. However, the Company has been able to remit dividends from its Chinese subsidiaries in 2010 and in prior periods and plans to do so in the future at certain locations.

As of December 31, 2012, the amount of the Company’s restricted net assets was $60.4 million.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Mark Malcolm, our Chief Executive Officer (“CEO”), and James C. Gouin, our Chief Financial Officer (“CFO”), have performed an evaluation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2012 and each has concluded that such disclosure controls and procedures were effective at a reasonable assurance level to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms and such information is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow for timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2012. The assessment was based on criteria established in the framework “Internal Control —  Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2012.

The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which follows.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Tower International, Inc.
Livonia, MI

We have audited the internal control over financial reporting of Tower International, Inc. and subsidiaries (the “Company”) as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2012 of the Company and our report dated March 7, 2013 expressed an unqualified opinion on those consolidated financial statements and financial statement schedules and included an explanatory paragraph regarding the change in accounting for recognizing pension actuarial gains and losses and the change regarding its method of presenting comprehensive income due to the adoption of Financial Accounting Standards Board Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income.

/s/ DELOITTE & TOUCHE LLP

Detroit, MI
March 7, 2013

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting during the quarter ended December 31, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

On March 4, 2013, each of Mark Malcolm, our President and Chief Executive Officer, James Gouin, our Executive Vice President and Chief Financial Officer, and Michael Rajkovic, our Executive Vice President and Chief Operating Officer, entered into Amended and Restated Employment Agreements. Also on March 4, 2013, James Bernard, our President, Americas, entered into an Employment Agreement. The amended and restated agreements for Messrs. Malcolm, Gouin and Rajkovic are substantially the same as their prior employment agreements, and the employment agreement for Mr. Bernard is consistent with his existing compensation and employment arrangements. The principal differences from the previous agreements or arrangements relate to modified severance provisions as follows:

If within two years following a Change in Control, Mr. Malcolm, Mr. Gouin, Mr. Rajkovic or Mr. Bernard is terminated by the Company without cause or if any such officer terminates his employment for good reason, such officer will receive severance benefits equal to two times his annual salary and target bonus, a pro rata bonus based on the actual bonus earned during the year of termination, and subsidized healthcare continuation for 18 months, subject to execution of a release and compliance with confidentiality, non-solicitation, non-compete, non-disparagement and cooperation requirements. The salary severance amount is payable over a 24-month period.

Each of the agreements also includes provisions (i) providing that all equity awards would vest upon a Change in Control, and (ii) permitting an officer’s aggregate Change in Control payments to exceed the Internal Revenue Code Section 280G cap if, after an officer’s payment of all taxes and penalties, the officer has an after-tax benefit that exceeds the officer’s after-tax benefit capped at the Code Section 280G limit.

If the employment of Mr. Gouin, Mr. Rajkovic or Mr. Bernard is terminated on the basis of one of several non-Change in Control circumstances listed in the respective officer’s agreement, such officer will receive severance benefits equal to one times annual salary, a bonus equal to the average of the respective officer’s bonuses paid over the three consecutive years prior to termination, a pro-rated bonus based on the actual bonus earned during the year of termination, and subsidized healthcare continuation for 12 months, subject to execution of a release and compliance with confidentiality, non-solicitation, non-compete, non-disparagement and cooperation requirements. The salary severance amount is payable over a 12-month period.

The agreement for Mr. Bernard also includes a cash retention bonus equal to $720,000 if he is still employed on December 31, 2015. The retention bonus vests earlier upon a Change in Control or if Mr. Bernard is terminated by the Company without cause or upon death or disability. Mr. Bernard’s agreement also includes the same confidentiality, non-solicitation, non-compete, non-disparagement and cooperation covenants that are included in the agreements for Messrs. Malcolm, Gouin and Rajkovic.

The foregoing description is a summary of the employment agreements, is not complete, and is qualified in its entirety by reference to the full text of such agreements which are included as exhibits to this Annual Report on Form 10-K.

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

Tower has adopted a Code of Business Conduct and Ethics that applies to, among other persons, our principal executive officer, principal financial officer, principal accounting officer, and other persons performing similar functions. A copy of our Code of Business Conduct and Ethics is available on our website, www.towerinternational.com, by following links to “Investor Relations,“ “Corporate Governance,” “Governance Documents” and “Code of Conduct” or upon written request to the Company. In the event that we make any amendments to, or grant any waiver including an implicit waiver from, a provision of the Code of Conduct and Ethics that applies to our principal executive officer, principal financial officer or principal accounting officer that requires disclosure under applicable SEC rules, we intend to disclose the amendment or waiver and the reasons therefore on our website within four business days of the date of the amendment or waiver.

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

Equity Compensation Plan Information — The following table provides information about our equity compensation plans as of December 31, 2012.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	1,656,160	$11.77	1,215,003
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	1,656,160	$11.77	1,215,003

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 regarding transactions with related persons is incorporated by reference from the information under the caption “Certain Relationships and Related Party Transactions” in the Proxy Statement, or will be filed by amendment.

The information required by Item 13 regarding director independence is incorporated by reference from the information under the caption “The Board of Directors” in the Proxy Statement, or will be filed by amendment.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 is incorporated by reference from the information under the caption “The Board of Directors — Audit Committee Matters” in the Proxy Statement, or will be filed by amendment.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	List of documents filed as part of this Annual Report or incorporated herein by reference:
(1)	Financial Statements: The following financial statements of the Registrant as set forth under Part II, Item 8 of this report on Form 10-K on the pages indicated:

Audited Financial Statements for the Three Years Ended December 31, 2012:

(2)	Financial Statement Schedule:
(a)	Schedule I — Parent company financial statements, as set forth under Part II, Item 8 of this report on Form 10-K
(b)	Schedule II:

SCHEDULE II

Valuation and Qualifying Accounts for the years ended December 31, 2012, 2011, and 2010 (in thousands)

Column A	Column B	Column C		Column D		Column E
		Additions
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to other Accounts	Deductions		Balance at End of Year
Year Ended December 31, 2012
Allowance for doubtful accounts	$3,612	$1,919	$—	$(1,425	)(a)	$4,105
Deferred tax asset valuation allowance	188,336	13,985	5,338	—		207,659
Year Ended December 31, 2011
Allowance for doubtful accounts	$1,674	$3,182	$—	$(1,244	)(a)	$3,612
Deferred tax asset valuation allowance	180,395	13,982	(6,041)	—		188,336
Year Ended December 31, 2010
Allowance for doubtful accounts	$2,439	$(199)	$—	$(566	)(a)	$1,674
Deferred tax asset valuation allowance	172,358	14,587	(6,550)	—		180,395

(a)	Write off of uncollectible accounts

All other schedules are omitted because they are inapplicable or not required or the information is included in the Company's consolidated financial statements or the notes thereto.

(3)	Exhibits

2.1	Asset Purchase Agreement, dated as of May 1, 2007, by and among Tower Automotive, Inc., a debtor-in-possession and certain of its subsidiaries, and Tower Automotive, LLC f/k/a TA Acquisition Company, LLC (filed as Exhibit 2.1 to the Registrant’s Registration Statement on Form S-1 as originally filed on March 4, 2010 (No. 333-165200) and incorporated herein by reference).
2.2	Form of Contribution Agreement providing for the contribution of equity interests in Tower Automotive, LLC to Tower International Holdings, LLC (filed as Exhibit 2.2 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
3.1	Form of Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
3.2	Form of By-Laws of the Registrant (filed as Exhibit 3.2 to Amendment No. 8 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
4.1	See Exhibits 3.1 and 3.2 for provisions of the Certificate of Incorporation and Bylaws of the Registrant defining the rights of holders of common stock of the Registrant.
4.2	Specimen stock certificate (filed as Exhibit 4.2 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
4.3	Form of Registration Rights Agreement between the Registrant. and Tower International Holdings, LLC (filed as Exhibit 4.3 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
4.4	Indenture, dated as of August 24, 2010, among Tower Automotive Holdings USA, LLC and TA Holdings Finance, Inc., as issuers, the guarantors’ party thereto and Wilmington Trust FSB, as trustee and collateral agent (filed as Exhibit 4.4 to Amendment No. 6 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.1	Revolving Credit and Guaranty Agreement, dated as of July 31, 2007, by and among Tower Automotive Holdings USA, LLC, the Guarantors named therein, the Lenders named therein and JPMorgan Chase Bank, N.A., as Administrative Agent (filed as Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 as originally filed on March 4, 2010 (No. 333-165200) and incorporated herein by reference).
10.2	Amendment No. 1 to Revolving Credit and Guaranty Agreement, dated May 5, 2008, by and among Tower Automotive Holdings USA, LLC, the Guarantors from time to time party thereto, the Lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (filed as Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 as originally filed on March 4, 2010 (No.333-165200) and incorporated herein by reference).
10.3	Amendment No. 2 to the Revolving Credit and Guaranty Agreement, dated as of August 4, 2010, among Tower Automotive Holdings USA, LLC, the guarantors from time to time party thereto, the lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent (filed as Exhibit 10.3 to Amendment No. 6 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.4	First Lien Term Loan and Guaranty Agreement, dated as of July 31, 2007, by and among Tower Automotive Holdings USA, LLC, Tower Automotive Holding Europe B.V., the Guarantors named therein, the Lenders, named therein and JPMorgan Chase Bank, N.A., as Agent (filed as Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 as originally filed on March 4, 2010 (No. 333-165200) and incorporated herein by reference).
10.5	Amendment No 1 to First Lien Term Loan and Guaranty Agreement, dated as of December 24, 2007, by and among Tower Automotive Holdings USA, LLC, Tower Automotive Holding Europe B.V., the Guarantors named therein, the Lenders named therein and JPMorgan Chase Bank, N.A., as Agent (filed as Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 as originally filed on March 4, 2010 (No. 333-165200) and incorporated herein by reference).

10.6	Amendment No 2 to First Lien Term Loan and Guaranty Agreement, dated as of May 5, 2008, by and among Tower Automotive Holdings USA, LLC, Tower Automotive Holding Europe B.V., the Guarantors named therein, the Lenders named therein and JPMorgan Chase Bank, N.A., as Agent (filed as Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 as originally filed on March 4, 2010 (No. 333-165200) and incorporated herein by reference).
10.7	Waiver and Amendment No 3 to First Lien Term Loan and Guaranty Agreement, April 1, 2009, by and among Tower Automotive Holdings USA, LLC, Tower Automotive Holding Europe B.V., the Guarantors named therein, the Lenders named therein and JPMorgan Chase Bank, N.A., as Agent (filed as Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 as originally filed on March 4, 2010 (No. 333-165200) and incorporated herein by reference).
10.8	Amendment No. 4 to the First Lien Term Loan and Guaranty Agreement, dated as of August 24, 2010, among Tower Automotive Holdings USA, LLC, Tower Automotive Holdings Europe B.V., the guarantors from time to time party thereto, the lenders from time to time party thereto and JPMorgan Chase Bank, N.A. (filed as Exhibit 10.8 to Amendment No. 6 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.9	Amended and Restated Intercreditor Agreement, dated as of August 24, 2010, among JPMorgan Chase Bank, N.A., as representative with respect to certain agreements identified therein, Wilmington Trust FSB, as representative with respect to the notes agreement identified therein, each additional representative from time to time party thereto, Tower Automotive Holdings USA, LLC, the other loan parties party thereto and Tower Automotive, LLC (filed as Exhibit 10.9 to Amendment No. 6 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.10	Term Intercreditor Agreement, dated as of August 24, 2010, among JPMorgan Chase Bank, N.A., as synthetic letter of credit facility agent, Wilmington Trust FSB, as notes collateral agent, each additional term agent from time to time party thereto, each grantor from time to time party thereto and Tower Automotive, LLC (filed as Exhibit 10.10 to Amendment No. 6 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.11	Amended and Restated ABL Security Agreement, dated as of August 24, 2010, among Tower Automotive Holdings USA, LLC, the guarantors’ party thereto and JPMorgan Chase Bank, N.A., as agent (filed as Exhibit 10.11 to Amendment No. 6 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.12	Amended and Restated First Lien Term Loan Security Agreement, dated as of August 24, 2010, among Tower Automotive Holdings USA, LLC, the guarantors’ party thereto and JPMorgan Chase Bank, N.A., as agent (filed as Exhibit 10.12 to Amendment No. 6 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.13	Notes Security Agreement, dated as of August 24, 2010, among Tower Automotive Holdings USA, LLC, TA Holdings Finance, Inc., the subsidiary guarantors’ party thereto and Wilmington Trust FSB, as collateral agent (filed as Exhibit 10.13 to Amendment No. 6 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.14†	Registrant’s Employment Agreement with James Gouin (filed as Exhibit 10.25 to the Registrant’s Registration Statement on Form S-1 as originally filed on March 4, 2010 (No. 333-165200) and incorporated herein by reference).
10.15†	Letter Agreement Amendment to Employment Agreement, dated as of June 1, 2010, between the Registrant and James Gouin (filed as Exhibit 10.52 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.16†	Registrant’s Employment Agreement with Mark Malcolm (filed as Exhibit 10.26 to the Registrant’s Registration Statement on Form S-1 as originally filed on March 4, 2010 (No. 333-165200) and incorporated herein by reference).
10.17†	Letter Agreement Amendment to Employment Agreement, dated as of June 1, 2010, between the Registrant and Mark Malcolm (filed as Exhibit 10.50 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).

10.18†	Registrant’s Employment Agreement with Michael Rajkovic (filed as Exhibit 10.27 to the Registrant’s Registration Statement on Form S-1 as originally filed on March 4, 2010 (No. 333-165200) and incorporated herein by reference).
10.19†	Letter Agreement Amendment to Employment Agreement, dated as of June 1, 2010, between the Registrant and Michael Rajkovic (filed as Exhibit 10.51 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.20†	Registrant’s Employment Agreement with William Cook (filed as Exhibit 10.28 to the Registrant’s Registration Statement on Form S-1 as originally filed on March 4, 2010 (No. 333-165200) and incorporated herein by reference).
10.21†	Registrant’s Employment Agreement with Gyula Meleghy (filed as Exhibit 10.29 to the Registrant’s Registration Statement on Form S-1 as originally filed on March 4, 2010 (No. 333-165200) and incorporated herein by reference).
10.23†	Registrant’s Compensation Agreement with Paul Radkoski (filed as Exhibit 10.31 to the Registrant’s Registration Statement on Form S-1 as originally filed on March 4, 2010 (No. 333-165200) and incorporated herein by reference).
10.24	Form of Indemnification Agreement (filed as Exhibit 10.24 to Amendment No. 8 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.25	Service Agreement with Rande Somma & Associates LLC (filed as Exhibit 10.33 to the Registrant’s Registration Statement on Form S-1 as originally filed on March 4, 2010 (No. 333-165200) and incorporated herein by reference).
10.26	Amendment to Service Agreement with Rande Somma & Associates LLC, dated September 29, 2010 (filed as Exhibit 10.55 to Amendment No. 9 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.27	Service Agreement with Larry Schwentor and MGT4VALUE LLC (filed as Exhibit 10.34 to the Registrant’s Registration Statement on Form S-1 as originally filed on March 4, 2010 (No. 333-165200) and incorporated herein by reference).
10.28†	Second Amended and Restated Value Creation Plan of Tower Automotive, LLC (filed as Exhibit 10.27 to Amendment No. 8 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.29†	Form of 2010 Equity Incentive Plan (filed as Exhibit 10.28 to Amendment No. 9 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.30†	Form of Restricted Stock Award Agreement (filed as Exhibit 10.29 to Amendment No. 8 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.31†	Form of Restricted Stock Unit Award Agreement (filed as Exhibit 10.30 to Amendment No. 8 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.32†	Form of Restricted Stock Unit Award Agreement (filed as Exhibit 10.30.1 to Amendment No. 8 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.33†	Form of Nonqualified Stock Option Grant Agreement (filed as Exhibit 10.31 to Amendment No. 8 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.34†	Form of Nonqualified Stock Option Grant Agreement (filed as Exhibit 10.31.1 to Amendment No. 8 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.35†	Form of Incentive Stock Option Grant Agreement (filed as Exhibit 10.32 to Amendment No. 8 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).

10.36†	Tower Management, LLC 2007 Management Incentive Plan (filed as Exhibit 10.33 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.37†	Form of Award Letter, Tower Automotive, LLC Supplemental Value Creation Program Plan (filed as Exhibit 10.34 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.38†	Form of Award Letter, Tower Automotive, LLC 2010 Long-Term Incentive Program (filed as Exhibit 10.35 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.39†	Form of Award Letter, Tower Automotive, LLC Special Incentive Program (filed as Exhibit 10.36 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.40††	Lease Agreement, dated as of April 10, 2002, by and among Module (DE) Limited Partnership, Tower Automotive Products Company, Inc. and Tower Automotive Tool LLC (filed as Exhibit 10.37 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.41	Amendment No. 1 to Lease Agreement, dated as of November 15, 2002, by and among Module (DE) Limited Partnership, Tower Automotive Products Company, Inc. and Tower Automotive Tool LLC (filed as Exhibit 10.38 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.42††	Amendment No. 2 to Lease Agreement, dated as of July 31, 2007, by and among Module (DE) Limited Partnership, Tower Automotive Products Company, Inc. and Tower Automotive Tool LLC (filed as Exhibit 10.39 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.43††	Lease Agreement, dated as of April 10, 2002, by and among Chassis (DE) Limited Partnership, Tower Automotive Products Company, Inc. and Tower Automotive Tool LLC (filed as Exhibit 10.40 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.44	Amendment No. 1 to Lease Agreement, dated as of October 9, 2002, by and among Chassis (DE) Limited Partnership, Tower Automotive Products Company, Inc. and Tower Automotive Tool LLC (filed as Exhibit 10.41 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.45††	Amendment No. 2 to Lease Agreement, dated as of July 31, 2007, by and among Chassis (DE) Limited Partnership, Tower Automotive Products Company, Inc. and Tower Automotive Tool LLC (filed as Exhibit 10.42 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.46	Unit Sale and Purchase Agreement of Mark Malcolm (filed as Exhibit 10.43 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.47	Unit Sale and Purchase Agreement of Jim Gouin (filed as Exhibit 10.44 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.48	Unit Sale and Purchase Agreement of Michael Rajkovic (filed as Exhibit 10.45 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.50	Unit Sale and Purchase Agreement of Gyula Meleghy (filed as Exhibit 10.47 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).

10.51	Unit Sale and Purchase Agreement of Rande Somma and Associates LLC (filed as Exhibit 10.48 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.52	Unit Sale and Purchase Agreement of MGT4VALUE LLC (filed as Exhibit 10.49 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.53†	Form of Amendment to Form of Award Letter, Tower Automotive, LLC 2010 Long-Term Incentive Program (filed as Exhibit 10.53 to Amendment No. 9 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.54†	Form of Award Letter, Tower Automotive, LLC 2010 Special Incentive Program (filed as Exhibit 10.54 to Amendment No. 8 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.55	Amended and Restated Revolving Credit and Guaranty Agreement, dated as of June 13, 2011, among Tower Automotive Holdings USA, LLC, as borrower, Tower International, Inc., Tower Automotive Holdings I, LLC, Tower Automotive Holdings II(a), LLC, Tower Automotive Holdings II(b), LLC, and the other guarantors party hereto, as guarantors, the lenders party hereto and JPMorgan Chase Bank, N.A., as administrative agent (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed June 14, 2011 and incorporated herein by reference).
10.56	Letter of Credit Facility Agreement, dated as of June 13, 2011, among Tower Automotive Holdings USA, LLC, as borrower, Tower International, Inc., as holdings, JPMorgan Chase Bank, N.A., as L/C participant, and JPMorgan Chase Bank, N.A., as administrative agent and issuing lender (filed as Exhibit 10.56 to the Registrant’s Annual Report on Form 10-K filed March 8, 2012 and incorporated herein by reference).
10.57†	Letter Agreement Amendment to Employment Agreement, dated as of December 19, 2011, between the Registrant and James Gouin (filed as Exhibit 10.57 to the Registrant’s Annual Report on Form 10-K filed March 8, 2012 and incorporated herein by reference).
10.58†	Letter Agreement Amendment to Employment Agreement, dated as of December 19, 2011, between the Registrant and Mark Malcolm (filed as Exhibit 10.58 to the Registrant’s Annual Report on Form 10-K filed March 8, 2012 and incorporated herein by reference).
10.59†	Letter Agreement Amendment to Employment Agreement, dated as of December 19, 2011, between the Registrant and Michael Rajkovic (filed as Exhibit 10.59 to the Registrant’s Annual Report on Form 10-K filed March 8, 2012 and incorporated herein by reference).
10.60†††	Amendment No. 3 to Lease Agreement, dated as of January 24, 2011, by and among Chassis (DE) Limited Partnership, Tower Automotive USA Operations I, LLC and Tower Automotive USA Operations II, LLC (successors in interest to Tower Automotive Products Company, Inc. and Tower Automotive Tool LLC) (filed as Exhibit 10.60 to the Registrant’s Annual Report on Form 10-K filed March 8, 2012 and incorporated herein by reference).
10.61†††	Amendment No. 4 to Lease Agreement, dated as of October 3, 2011, by and among Chassis (DE) Limited Partnership, Tower Automotive USA Operations I, LLC and Tower Automotive USA Operations II, LLC (successors in interest to Tower Automotive Products Company, Inc. and Tower Automotive Tool LLC) (filed as Exhibit 10.61 to the Registrant’s Annual Report on Form 10-K filed March 8, 2012 and incorporated herein by reference).
10.62	Amendment to Service Agreement with Rande Somma & Associates LLC, dated November 29, 2011 (filed as Exhibit 10.62 to the Registrant’s Annual Report on Form 10-K filed March 8, 2012 and incorporated herein by reference).
10.63	Service Agreement between Rande Somma & Associates LLC and Tower Defense & Aerospace, LLC, dated as of January 3, 2012(filed as Exhibit 10.63 to the Registrant’s Form 10-K/A filed April 24, 2012 and incorporated herein by reference.)

10.64	Cancellation Agreement for Gyula Meleghy, President, International Operations (filed as Exhibit 10.64 to the Registrant’s Quarterly Report on Form 10-Q filed August 7, 2012 and incorporated herein by reference).
10.65	Registrant’s Employment Agreement with Par Malmhagen (filed as Exhibit 10.65 to the Registrant’s Quarterly Report on Form 10-Q filed August 7, 2012 and incorporated herein by reference).
10.66	Stock Purchase Agreement between Tower Automotive Holdings Asia B.V., Tower Automotive International Holdings B.V., and SJ Holdings, Inc. (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed January 2, 2013 and incorporated herein by reference).
10.67*†	Form of 2012 Bonus Plan.
10.68*†	Amended and Restated Employment Agreement, dated as of March 4, 2013, between Tower Automotive Operations USA I, LLC and Mark Malcolm.
10.69*†	Amended and Restated Employment Agreement, dated as of March 4, 2013, between Tower Automotive Operations USA I, LLC and James Gouin.
10.70*†	Amended and Restated Employment Agreement, dated as of March 4, 2013, between Tower Automotive Operations USA I, LLC and Michael Rajkovic.
10.71*†	Employment Agreement, dated as of March 4, 2013, between Tower Automotive Operations USA I, LLC and James Bernard.
10.72*†	Employment Agreement, dated as of March 4, 2013, between Tower Automotive Operations USA I, LLC and William Cook.
10.73*†	Amendment to Employment Agreement, dated as of March 4, 2013, between Tower Automotive Holding GmbH and Par Malmhagen.
10.74*†	Form of Performance Award Agreement.
11.1	A statement regarding the computation of earnings per share is omitted because such computation can be clearly determined from the material contained in this Report.
18.1*	Preferability Letter on Change in Accounting Principle
21.1*	Subsidiaries of Tower International, Inc.
23.1*	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 Securities Exchange Act Rules 13a-14(a) and 15d-14(a), pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 Securities Exchange Act Rules 13a-14(a) and 15d-14(a), pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document***
101.SCH	XBRL Taxonomy Extension Scheme Document***
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document***
101.LAB	XBRL Taxonomy Extension Label Linkbase Document***
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document***

*	Filed herewith.
**	Furnished herewith.
***	Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Exchange Act and otherwise are not subject to liability under those sections.
†	Management contract or compensatory plan or arrangement.

††	Confidential treatment has been granted for certain provisions of this Exhibit pursuant to Rule 406 promulgated under the Securities Act of 1933, as amended.
†††	Portions of this exhibit have been omitted pursuant to the Company’s request to the Secretary of the Securities and Exchange Commission for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 7, 2013	/s/ James C. Gouin James C. Gouin Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on the 7th day of March, 2013.

Signature	Title
/s/ Mark M. Malcolm Mark M. Malcolm	Chief Executive Officer and Director (Principal Executive Officer)
/s/ James C. Gouin James C. Gouin	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ Jeffrey L. Kersten Jeffrey L. Kersten	Senior Vice President and Corporate Controller (Principal Accounting Officer)
/s/ Nicholas Chabraja Nicholas Chabraja	Director
/s/ James Chapman James Chapman	Director
/s/ Dennis Donovan Dennis Donovan	Director
/s/ Chan Galbato Chan Galbato	Director
/s/ Dev Kapadia Dev Kapadia	Director
/s/ Ronald E. Kolka Ronald E. Kolka	Director

EXHIBIT LIST

2.1	Asset Purchase Agreement, dated as of May 1, 2007, by and among Tower Automotive, Inc., a debtor-in-possession and certain of its subsidiaries, and Tower Automotive, LLC f/k/a TA Acquisition Company, LLC (filed as Exhibit 2.1 to the Registrant’s Registration Statement on Form S-1 as originally filed on March 4, 2010 (No. 333-165200) and incorporated herein by reference).
2.2	Form of Contribution Agreement providing for the contribution of equity interests in Tower Automotive, LLC to Tower International Holdings, LLC (filed as Exhibit 2.2 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
3.1	Form of Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
3.2	Form of By-Laws of the Registrant (filed as Exhibit 3.2 to Amendment No. 8 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
4.1	See Exhibits 3.1 and 3.2 for provisions of the Certificate of Incorporation and Bylaws of the Registrant defining the rights of holders of common stock of the Registrant.
4.2	Specimen stock certificate (filed as Exhibit 4.2 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
4.3	Form of Registration Rights Agreement between the Registrant. and Tower International Holdings, LLC (filed as Exhibit 4.3 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
4.4	Indenture, dated as of August 24, 2010, among Tower Automotive Holdings USA, LLC and TA Holdings Finance, Inc., as issuers, the guarantors’ party thereto and Wilmington Trust FSB, as trustee and collateral agent (filed as Exhibit 4.4 to Amendment No. 6 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.1	Revolving Credit and Guaranty Agreement, dated as of July 31, 2007, by and among Tower Automotive Holdings USA, LLC, the Guarantors named therein, the Lenders named therein and JPMorgan Chase Bank, N.A., as Administrative Agent (filed as Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 as originally filed on March 4, 2010 (No. 333-165200) and incorporated herein by reference).
10.2	Amendment No. 1 to Revolving Credit and Guaranty Agreement, dated May 5, 2008, by and among Tower Automotive Holdings USA, LLC, the Guarantors from time to time party thereto, the Lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (filed as Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 as originally filed on March 4, 2010 (No.333-165200) and incorporated herein by reference).
10.3	Amendment No. 2 to the Revolving Credit and Guaranty Agreement, dated as of August 4, 2010, among Tower Automotive Holdings USA, LLC, the guarantors from time to time party thereto, the lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent (filed as Exhibit 10.3 to Amendment No. 6 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.4	First Lien Term Loan and Guaranty Agreement, dated as of July 31, 2007, by and among Tower Automotive Holdings USA, LLC, Tower Automotive Holding Europe B.V., the Guarantors named therein, the Lenders, named therein and JPMorgan Chase Bank, N.A., as Agent (filed as Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 as originally filed on March 4, 2010 (No. 333-165200) and incorporated herein by reference).

10.5	Amendment No 1 to First Lien Term Loan and Guaranty Agreement, dated as of December 24, 2007, by and among Tower Automotive Holdings USA, LLC, Tower Automotive Holding Europe B.V., the Guarantors named therein, the Lenders named therein and JPMorgan Chase Bank, N.A., as Agent (filed as Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 as originally filed on March 4, 2010 (No. 333-165200) and incorporated herein by reference).
10.6	Amendment No 2 to First Lien Term Loan and Guaranty Agreement, dated as of May 5, 2008, by and among Tower Automotive Holdings USA, LLC, Tower Automotive Holding Europe B.V., the Guarantors named therein, the Lenders named therein and JPMorgan Chase Bank, N.A., as Agent (filed as Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 as originally filed on March 4, 2010 (No. 333-165200) and incorporated herein by reference).
10.7	Waiver and Amendment No 3 to First Lien Term Loan and Guaranty Agreement, April 1, 2009, by and among Tower Automotive Holdings USA, LLC, Tower Automotive Holding Europe B.V., the Guarantors named therein, the Lenders named therein and JPMorgan Chase Bank, N.A., as Agent (filed as Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 as originally filed on March 4, 2010 (No. 333-165200) and incorporated herein by reference).
10.8	Amendment No. 4 to the First Lien Term Loan and Guaranty Agreement, dated as of August 24, 2010, among Tower Automotive Holdings USA, LLC, Tower Automotive Holdings Europe B.V., the guarantors from time to time party thereto, the lenders from time to time party thereto and JPMorgan Chase Bank, N.A. (filed as Exhibit 10.8 to Amendment No. 6 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.9	Amended and Restated Intercreditor Agreement, dated as of August 24, 2010, among JPMorgan Chase Bank, N.A., as representative with respect to certain agreements identified therein, Wilmington Trust FSB, as representative with respect to the notes agreement identified therein, each additional representative from time to time party thereto, Tower Automotive Holdings USA, LLC, the other loan parties party thereto and Tower Automotive, LLC (filed as Exhibit 10.9 to Amendment No. 6 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.10	Term Intercreditor Agreement, dated as of August 24, 2010, among JPMorgan Chase Bank, N.A., as synthetic letter of credit facility agent, Wilmington Trust FSB, as notes collateral agent, each additional term agent from time to time party thereto, each grantor from time to time party thereto and Tower Automotive, LLC (filed as Exhibit 10.10 to Amendment No. 6 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.11	Amended and Restated ABL Security Agreement, dated as of August 24, 2010, among Tower Automotive Holdings USA, LLC, the guarantors’ party thereto and JPMorgan Chase Bank, N.A., as agent (filed as Exhibit 10.11 to Amendment No. 6 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.12	Amended and Restated First Lien Term Loan Security Agreement, dated as of August 24, 2010, among Tower Automotive Holdings USA, LLC, the guarantors’ party thereto and JPMorgan Chase Bank, N.A., as agent (filed as Exhibit 10.12 to Amendment No. 6 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.13	Notes Security Agreement, dated as of August 24, 2010, among Tower Automotive Holdings USA, LLC, TA Holdings Finance, Inc., the subsidiary guarantors’ party thereto and Wilmington Trust FSB, as collateral agent (filed as Exhibit 10.13 to Amendment No. 6 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.14†	Registrant’s Employment Agreement with James Gouin (filed as Exhibit 10.25 to the Registrant’s Registration Statement on Form S-1 as originally filed on March 4, 2010 (No. 333-165200) and incorporated herein by reference).
10.15†	Letter Agreement Amendment to Employment Agreement, dated as of June 1, 2010, between the Registrant and James Gouin (filed as Exhibit 10.52 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).

10.16†	Registrant’s Employment Agreement with Mark Malcolm (filed as Exhibit 10.26 to the Registrant’s Registration Statement on Form S-1 as originally filed on March 4, 2010 (No. 333-165200) and incorporated herein by reference).
10.17†	Letter Agreement Amendment to Employment Agreement, dated as of June 1, 2010, between the Registrant and Mark Malcolm (filed as Exhibit 10.50 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.18†	Registrant’s Employment Agreement with Michael Rajkovic (filed as Exhibit 10.27 to the Registrant’s Registration Statement on Form S-1 as originally filed on March 4, 2010 (No. 333-165200) and incorporated herein by reference).
10.19†	Letter Agreement Amendment to Employment Agreement, dated as of June 1, 2010, between the Registrant and Michael Rajkovic (filed as Exhibit 10.51 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.20†	Registrant’s Employment Agreement with William Cook (filed as Exhibit 10.28 to the Registrant’s Registration Statement on Form S-1 as originally filed on March 4, 2010 (No. 333-165200) and incorporated herein by reference).
10.21†	Registrant’s Employment Agreement with Gyula Meleghy (filed as Exhibit 10.29 to the Registrant’s Registration Statement on Form S-1 as originally filed on March 4, 2010 (No. 333-165200) and incorporated herein by reference).
10.23†	Registrant’s Compensation Agreement with Paul Radkoski (filed as Exhibit 10.31 to the Registrant’s Registration Statement on Form S-1 as originally filed on March 4, 2010 (No. 333-165200) and incorporated herein by reference).
10.24	Form of Indemnification Agreement (filed as Exhibit 10.24 to Amendment No. 8 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.25	Service Agreement with Rande Somma & Associates LLC (filed as Exhibit 10.33 to the Registrant’s Registration Statement on Form S-1 as originally filed on March 4, 2010 (No. 333-165200) and incorporated herein by reference).
10.26	Amendment to Service Agreement with Rande Somma & Associates LLC, dated September 29, 2010 (filed as Exhibit 10.55 to Amendment No. 9 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.27	Service Agreement with Larry Schwentor and MGT4VALUE LLC (filed as Exhibit 10.34 to the Registrant’s Registration Statement on Form S-1 as originally filed on March 4, 2010 (No. 333-165200) and incorporated herein by reference).
10.28†	Second Amended and Restated Value Creation Plan of Tower Automotive, LLC (filed as Exhibit 10.27 to Amendment No. 8 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.29†	Form of 2010 Equity Incentive Plan (filed as Exhibit 10.28 to Amendment No. 9 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.30†	Form of Restricted Stock Award Agreement (filed as Exhibit 10.29 to Amendment No. 8 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.31†	Form of Restricted Stock Unit Award Agreement (filed as Exhibit 10.30 to Amendment No. 8 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.32†	Form of Restricted Stock Unit Award Agreement (filed as Exhibit 10.30.1 to Amendment No. 8 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).

10.33†	Form of Nonqualified Stock Option Grant Agreement (filed as Exhibit 10.31 to Amendment No. 8 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.34†	Form of Nonqualified Stock Option Grant Agreement (filed as Exhibit 10.31.1 to Amendment No. 8 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.35†	Form of Incentive Stock Option Grant Agreement (filed as Exhibit 10.32 to Amendment No. 8 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.36†	Tower Management, LLC 2007 Management Incentive Plan (filed as Exhibit 10.33 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.37†	Form of Award Letter, Tower Automotive, LLC Supplemental Value Creation Program Plan (filed as Exhibit 10.34 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.38†	Form of Award Letter, Tower Automotive, LLC 2010 Long-Term Incentive Program (filed as Exhibit 10.35 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.39†	Form of Award Letter, Tower Automotive, LLC Special Incentive Program (filed as Exhibit 10.36 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.40††	Lease Agreement, dated as of April 10, 2002, by and among Module (DE) Limited Partnership, Tower Automotive Products Company, Inc. and Tower Automotive Tool LLC (filed as Exhibit 10.37 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.41	Amendment No. 1 to Lease Agreement, dated as of November 15, 2002, by and among Module (DE) Limited Partnership, Tower Automotive Products Company, Inc. and Tower Automotive Tool LLC (filed as Exhibit 10.38 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.42††	Amendment No. 2 to Lease Agreement, dated as of July 31, 2007, by and among Module (DE) Limited Partnership, Tower Automotive Products Company, Inc. and Tower Automotive Tool LLC (filed as Exhibit 10.39 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.43††	Lease Agreement, dated as of April 10, 2002, by and among Chassis (DE) Limited Partnership, Tower Automotive Products Company, Inc. and Tower Automotive Tool LLC (filed as Exhibit 10.40 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.44	Amendment No. 1 to Lease Agreement, dated as of October 9, 2002, by and among Chassis (DE) Limited Partnership, Tower Automotive Products Company, Inc. and Tower Automotive Tool LLC (filed as Exhibit 10.41 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.45††	Amendment No. 2 to Lease Agreement, dated as of July 31, 2007, by and among Chassis (DE) Limited Partnership, Tower Automotive Products Company, Inc. and Tower Automotive Tool LLC (filed as Exhibit 10.42 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.46	Unit Sale and Purchase Agreement of Mark Malcolm (filed as Exhibit 10.43 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).

10.47	Unit Sale and Purchase Agreement of Jim Gouin (filed as Exhibit 10.44 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.48	Unit Sale and Purchase Agreement of Michael Rajkovic (filed as Exhibit 10.45 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.50	Unit Sale and Purchase Agreement of Gyula Meleghy (filed as Exhibit 10.47 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.51	Unit Sale and Purchase Agreement of Rande Somma and Associates LLC (filed as Exhibit 10.48 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.52	Unit Sale and Purchase Agreement of MGT4VALUE LLC (filed as Exhibit 10.49 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.53†	Form of Amendment to Form of Award Letter, Tower Automotive, LLC 2010 Long-Term Incentive Program (filed as Exhibit 10.53 to Amendment No. 9 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.54†	Form of Award Letter, Tower Automotive, LLC 2010 Special Incentive Program (filed as Exhibit 10.54 to Amendment No. 8 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.55	Amended and Restated Revolving Credit and Guaranty Agreement, dated as of June 13, 2011, among Tower Automotive Holdings USA, LLC, as borrower, Tower International, Inc., Tower Automotive Holdings I, LLC, Tower Automotive Holdings II(a), LLC, Tower Automotive Holdings II(b), LLC, and the other guarantors party hereto, as guarantors, the lenders party hereto and JPMorgan Chase Bank, N.A., as administrative agent (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed June 14, 2011 and incorporated herein by reference).
10.56	Letter of Credit Facility Agreement, dated as of June 13, 2011, among Tower Automotive Holdings USA, LLC, as borrower, Tower International, Inc., as holdings, JPMorgan Chase Bank, N.A., as L/C participant, and JPMorgan Chase Bank, N.A., as administrative agent and issuing lender (filed as Exhibit 10.56 to the Registrant’s Annual Report on Form 10-K filed March 8, 2012 and incorporated herein by reference).
10.57†	Letter Agreement Amendment to Employment Agreement, dated as of December 19, 2011, between the Registrant and James Gouin (filed as Exhibit 10.57 to the Registrant’s Annual Report on Form 10-K filed March 8, 2012 and incorporated herein by reference).
10.58†	Letter Agreement Amendment to Employment Agreement, dated as of December 19, 2011, between the Registrant and Mark Malcolm (filed as Exhibit 10.58 to the Registrant’s Annual Report on Form 10-K filed March 8, 2012 and incorporated herein by reference).
10.59†	Letter Agreement Amendment to Employment Agreement, dated as of December 19, 2011, between the Registrant and Michael Rajkovic (filed as Exhibit 10.59 to the Registrant’s Annual Report on Form 10-K filed March 8, 2012 and incorporated herein by reference).
10.60†††	Amendment No. 3 to Lease Agreement, dated as of January 24, 2011, by and among Chassis (DE) Limited Partnership, Tower Automotive USA Operations I, LLC and Tower Automotive USA Operations II, LLC (successors in interest to Tower Automotive Products Company, Inc. and Tower Automotive Tool LLC) (filed as Exhibit 10.60 to the Registrant’s Annual Report on Form 10-K filed March 8, 2012 and incorporated herein by reference).

10.61†††	Amendment No. 4 to Lease Agreement, dated as of October 3, 2011, by and among Chassis (DE) Limited Partnership, Tower Automotive USA Operations I, LLC and Tower Automotive USA Operations II, LLC (successors in interest to Tower Automotive Products Company, Inc. and Tower Automotive Tool LLC) (filed as Exhibit 10.61 to the Registrant’s Annual Report on Form 10-K filed March 8, 2012 and incorporated herein by reference).
10.62	Amendment to Service Agreement with Rande Somma & Associates LLC, dated November 29, 2011 (filed as Exhibit 10.62 to the Registrant’s Annual Report on Form 10-K filed March 8, 2012 and incorporated herein by reference).
10.63	Service Agreement between Rande Somma & Associates LLC and Tower Defense & Aerospace, LLC, dated as of January 3, 2012 (filed as Exhibit 10.63 to the Registrant’s Form 10-K/A filed April 24, 2012 and incorporated herein by reference.)
10.64	Cancellation Agreement for Gyula Meleghy, President, International Operations (filed as Exhibit 10.64 to the Registrant’s Quarterly Report on Form 10-Q filed August 7, 2012 and incorporated herein by reference).
10.65	Registrant’s Employment Agreement with Par Malmhagen (filed as Exhibit 10.65 to the Registrant’s Quarterly Report on Form 10-Q filed August 7, 2012 and incorporated herein by reference).
10.66	Stock Purchase Agreement between Tower Automotive Holdings Asia B.V., Tower Automotive International Holdings B.V., and SJ Holdings, Inc. (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed January 2, 2013 and incorporated herein by reference).
10.67*†	Form of 2012 Bonus Plan.
10.68*†	Amended and Restated Employment Agreement, dated as of March 4, 2013, between Tower Automotive Operations USA I, LLC and Mark Malcolm.
10.69*†	Amended and Restated Employment Agreement, dated as of March 4, 2013, between Tower Automotive Operations USA I, LLC and James Gouin.
10.70*†	Amended and Restated Employment Agreement, dated as of March 4, 2013, between Tower Automotive Operations USA I, LLC and Michael Rajkovic.
10.71*†	Employment Agreement, dated as of March 4, 2013, between Tower Automotive Operations USA I, LLC and James Bernard.
10.72*†	Employment Agreement, dated as of March 4, 2013, between Tower Automotive Operations USA I, LLC and William Cook.
10.73*†	Amendment to Employment Agreement, dated as of March 4, 2013, between Tower Automotive Holding GmbH and Par Malmhagen.
10.74*†	Form of Performance Award Agreement.
11.1	A statement regarding the computation of earnings per share is omitted because such computation can be clearly determined from the material contained in this Report.
18.1*	Preferability Letter on Change in Accounting Principle
21.1*	Subsidiaries of Tower International, Inc.
23.1*	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 Securities Exchange Act Rules 13a-14(a) and 15d-14(a), pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 Securities Exchange Act Rules 13a-14(a) and 15d-14(a), pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document***

101.SCH	XBRL Taxonomy Extension Scheme Document***
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document***
101.LAB	XBRL Taxonomy Extension Label Linkbase Document***
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document***

*	Filed herewith.
**	Furnished herewith.
***	Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Exchange Act and otherwise are not subject to liability under those sections.
†	Management contract or compensatory plan or arrangement.
††	Confidential treatment has been granted for certain provisions of this Exhibit pursuant to Rule 406 promulgated under the Securities Act of 1933, as amended.
†††	Portions of this exhibit have been omitted pursuant to the Company’s request to the Secretary of the Securities and Exchange Commission for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.