Form 10-Q
period 2013-03-31
Tower International, Inc.
filed 2013-05-02
CIK 1485469

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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

Yes ☐ No ☑

 As of April 26, 2013, there were 20,292,763 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

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

PART 1 — FINANCIAL INFORMATION

ITEM 1. Financial Statements.

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data - unaudited)

	March 31, 2013	December 31, 2012

ASSETS
Cash and cash equivalents	$111,083	$113,943
Accounts receivable, net of allowance of $2,869 and $4,105	329,014	266,138
Inventories (Note 3)	87,345	81,336
Deferred tax asset - current	8,235	10,447
Prepaid tooling, notes receivable, and other	78,429	96,349
Total current assets	614,106	568,213

Property, plant and equipment, net	558,678	573,148
Goodwill (Note 6)	63,065	64,793
Deferred tax asset - non-current	3,051	3,149
Other assets, net	26,691	28,819
Total assets	$1,265,591	$1,238,122

LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term debt and current maturities of capital lease obligations (Note 8)	$70,213	$74,605
Accounts payable	306,235	264,897
Accrued liabilities	135,258	134,664
Total current liabilities	511,706	474,166

Long-term debt, net of current maturities (Note 8)	411,062	411,590
Obligations under capital leases, net of current maturities (Note 8)	10,191	10,783
Deferred tax liability - non-current	10,706	13,021
Pension liability (Note 10)	97,229	100,780
Other non-current liabilities	85,957	86,908
Total non-current liabilities	615,145	623,082
Total liabilities	1,126,851	1,097,248
Commitments and contingencies (Note 17)

Stockholders' Equity:
Tower International, Inc.'s stockholders' equity
Common stock, $0.01 par value, 350,000,000 authorized, 20,898,098 issued and 20,292,763 outstanding at March 31, 2013 and 20,830,425 issued and 20,247,134 outstanding at December 31, 2012	209	208
Additional paid in capital	322,217	321,032
Treasury stock, at cost, 605,335 shares as of March 31, 2013 and 583,291 shares as of December 31, 2012	(8,572)	(8,297)
Accumulated deficit	(234,664)	(237,212)
Accumulated other comprehensive loss (Note 11)	(20,312)	(12,484)
Total Tower International, Inc.'s stockholders' equity	58,878	63,247
Noncontrolling interests in subsidiaries	79,862	77,627
Total stockholders' equity	138,740	140,874

Total liabilities and stockholders' equity	$1,265,591	$1,238,122

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share and per share amounts - unaudited)

	Three Months Ended March 31,
	2013	2012

Revenues	$534,140	$529,691
Cost of sales	476,080	473,194
Gross profit	58,060	56,497
Selling, general and administrative expenses	33,370	36,451
Amortization expense (Note 6)	832	1,177
Restructuring and asset impairment charges, net (Note 7)	2,680	1,934
Operating income	21,178	16,935
Interest expense	13,428	13,764
Interest income	274	294
Income before provision for income taxes	8,024	3,465
Provision for income taxes (Note 9)	3,490	2,142
Income from continuing operations	4,534	1,323
Income from discontinued operations, net of tax (Note 4)	-	737
Net income	4,534	2,060
Less: Net income attributable to the noncontrolling interests	1,986	1,434
Net income attributable to Tower International, Inc.	$2,548	$626

Weighted average common shares outstanding
Basic	20,261,259	19,691,679
Diluted	20,593,045	20,660,307

Basic income / (loss) per share attributable to Tower International, Inc.:
Income / (loss) per share from continuing operations (Note 12)	$0.13	$(0.01)
Income per share from discontinued operations (Note 12)	-	0.04
Income per share (Note 12)	0.13	0.03

Diluted income / (loss) per share attributable to Tower International, Inc.:
Income / (loss) per share from continuing operations (Note 12)	$0.12	$(0.01)
Income per share from discontinued operations (Note 12)	-	0.04
Income per share (Note 12)	0.12	0.03

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands - unaudited)

	Three Months Ended March 31,
	2013	2012

Net income	$4,534	$2,060
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(7,443)	10,134
Unrealized loss on qualifying cash flow hedge, net	(136)	(17)
Other comprehensive income / (loss)	(7,579)	10,117
Comprehensive income / (loss)	(3,045)	12,177
Less: Comprehensive income attributable to the noncontrolling interests	2,235	1,632
Comprehensive income / (loss) attributable to Tower International, Inc.	$(5,280)	$10,545

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands - unaudited)

	Three Months Ended March 31,
	2013	2012

OPERATING ACTIVITIES:
Net income	$4,534	$2,060
Less: Income from discontinued operations, net of tax	-	737
Income from continuing operations	4,534	1,323

Adjustments required to reconcile income from continuing operations to net cash provided by operating activities:
Non-cash restructuring and asset impairments, net	955	-
Deferred income tax provision / (benefit)	96	(291)
Depreciation and amortization	25,172	22,311
Non-cash share-based compensation	1,185	4,344
Pension expense, net of contributions	(3,551)	(3,020)
Change in working capital and other operating items	(27,097)	(10,603)
Net cash provided by continuing operating activities	$1,294	$14,064

INVESTING ACTIVITIES:
Cash disbursed for purchases of property, plant and equipment, net	$(14,587)	$(28,704)
Net cash used in continuing investing activities	$(14,587)	$(28,704)

FINANCING ACTIVITIES:
Purchase of treasury stock	$(275)	$(83)
Proceeds from borrowings	154,198	168,737
Repayments of borrowings	(158,478)	(156,253)
Net cash provided by / (used in) continuing financing activities	$(4,555)	$12,401

Discontinued operations:
Net cash from discontinued operating activities	$-	$(8,384)
Net cash from discontinued investing activities	15,827	(7,213)
Net cash from discontinued financing activities	-	14,049
Net cash from discontinued operations	$15,827	$(1,548)

Effect of exchange rate changes on continuing cash and cash equivalents	$(839)	$2,822

NET CHANGE IN CASH AND CASH EQUIVALENTS	$(2,860)	$(965)

CASH AND CASH EQUIVALENTS:
Beginning of period	$113,943	$134,984

End of period	$111,083	$134,019

Supplemental Cash Flow Information:
Interest paid, net of amounts capitalized	$22,062	$22,521
Income taxes paid	3,585	4,193
Non-cash Activities:
Capital expenditures in liabilities for purchases of property, plant and equipment	$12,702	$16,927

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Organization and Basis of Presentation

Tower International, Inc. and its subsidiaries (collectively referred to as the “Company” or “Tower International”) is a leading integrated global manufacturer of engineered structural metal components and assemblies, primarily serving automotive original equipment manufacturers, “OEMs”, including Volkswagen Group, Ford, Chrysler, Fiat, Volvo, Nissan, Daimler, Toyota, BMW, Honda, Chery, PSA, and Geely. Products include body-structure stampings, frame and other chassis structures, as well as complex welded assemblies, for small and large cars, crossovers, pickups, and sport utility vehicles, “SUVs”. Including both wholly owned subsidiaries and majority owned subsidiaries, the Company has strategically located production facilities in Brazil, the United States, Belgium, Czech Republic, Germany, Italy, Poland, Slovakia, and China, supported by engineering and sales locations in Brazil, the United States, Germany, Italy, China, India, and Japan.

The accompanying Condensed Consolidated Financial Statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The information furnished in the Condensed Consolidated Financial Statements includes normal recurring adjustments and reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the SEC. Although the Company believes that the disclosures are adequate to make the information presented not misleading, these Condensed Consolidated Financial Statements should be read in conjunction with the audited year-end financial statements and the notes thereto included in the most recent Annual Report on Form 10-K filed by the Company with the SEC. The interim results for the periods presented may not be indicative of the Company’s actual annual results.

On October 14, 2010, the Company completed its initial public offering (the “IPO”), whereby Tower Automotive, LLC was converted to a Delaware corporation named Tower International, Inc.

On December 28, 2012, the Company consummated the divestiture of its South Korean subsidiary. In accordance with FASB ASC No. 205, Discontinued Operations, the results of the Company’s South Korean subsidiary are presented as discontinued operations in the Company’s Condensed Consolidated Financial Statements. See note 4 for additional information.

Principles of Consolidation

The Condensed Consolidated Financial Statements include the accounts of the Company and all subsidiaries over which the Company exercises control. All intercompany transactions and balances have been eliminated upon consolidation.

Adoption of New Accounting Pronouncement

Other Comprehensive Income

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. Under ASU 2013-02, an entity is required to provide information about the amounts reclassified out of accumulated other comprehensive income (“AOCI”) by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes thereto, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. ASU 2013-02 did not change the existing requirements for reporting net income or other comprehensive income in the financial statements. The Company elected to present information about the amounts reclassified out of AOCI by component in the notes to the Company’s Condensed Consolidated Financial Statements. The Company’s adoption of the revised guidance on January 1, 2013 did not have a material impact on the Company’s Condensed Consolidated Financial Statements. Refer to note 11 for information about the amounts reclassified out of AOCI by component.

Note 2. New Accounting Pronouncements Not Yet Adopted

As of March 31, 2013, the Company has adopted all accounting pronouncements affecting the Company.

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

	March 31, 2013	December 31, 2012
Raw materials	$38,964	$32,781
Work in process	24,259	22,735
Finished goods	24,122	25,820
Total	$87,345	$81,336

Note 4. Discontinued Operations

On December 28, 2012, the Company’s subsidiaries Tower Automotive Holdings Asia B.V. and Tower Automotive International Holdings B.V. (together, “Sellers”), entered into a Stock Purchase Agreement (“Agreement”) with SJ Holdings, Inc., a subsidiary of SECO (“Buyer”) and consummated the divestiture of its Korean subsidiary, Seojin Industrial Company Ltd. (“Seojin”). Pursuant to the Agreement, the Buyer assumed the outstanding debt of Seojin and acquired all of the outstanding capital stock of Seojin for a purchase price of fifty billion Korean Won (approximately $47 million USD), of which the Company received 50% on December 28, 2012 and 40% on January 31, 2013. During the three months ended March 31, 2013, the Company received $18.6 million and paid transaction costs of $2.8 million in connection with the sale of Seojin. Pursuant to the terms of the Agreement, the Company expects to receive the remaining 10% in December 2013. As of March 31, 2013, the Company had a receivable recorded of approximately $4.5 million for the payments to be received in December 2013. This receivable is included in prepaid tooling, notes receivable, and other in the Condensed Consolidated Balance Sheets. Seojin has been presented as a discontinued operation in accordance with FASB ASC No. 205, Discontinued Operations.

The following table discloses selected financial information of the discontinued operation in the International segment (in thousands):

Three Months Ended March 31,
2012
Revenues	$87,872

Income before provision for income taxes	$945
Provision for income taxes	208
Income from discontinued operation	$737

Note 5. Tooling

Tooling represents costs incurred by the Company in the development of new tooling used in the manufacture of the Company’s products. All pre-production tooling costs incurred for tools that the Company will not own and that will be used in producing products supplied under long-term supply agreements are expensed as incurred unless the supply agreement provides the Company with the non-cancellable right to use the tools or the reimbursement of such costs is contractually guaranteed by the customer. Generally, the customer agrees to reimburse the Company for certain of its tooling costs at the time the customer awards a contract to the Company.

When the part for which tooling has been developed reaches a production-ready status, the Company is reimbursed by its customer for the cost of the tooling, at which time the tooling becomes the property of the customer. The Company has certain other tooling costs, which are capitalized and amortized over the life of the related product program, related to tools which the Company has the contractual right to use during the life of the supply arrangement. Customer-owned tooling is included in prepaid tooling, notes receivable, and other and company-owned tooling is included in other assets, net in the Condensed Consolidated Balance Sheets.

The components of capitalized tooling costs are as follows (in thousands):

	March 31, 2013	December 31, 2012
Customer-owned tooling, net	$37,807	$33,308
Company-owned tooling	800	967
Total tooling, net	$38,607	$34,275

Any gain recognized, which is defined as the excess of reimbursement over cost, is amortized over the life of the program. If estimated costs are expected to be in excess of reimbursement, a loss is recorded in the period when the loss is estimated.

Note 6. Goodwill and Other Intangible Assets

Goodwill

The change in the carrying amount of goodwill is set forth below on a reportable segment and consolidated basis (in thousands):

	International	Americas	Consolidated
Balance at December 31, 2012	$61,826	$2,967	$64,793
Currency translation adjustment	(1,767)	39	(1,728)
Balance at March 31, 2013	$60,059	$3,006	$63,065

Intangibles

The Company has certain intangible assets that are related to customer relationships in Europe and Brazil. These intangible assets have definite lives and are amortized on a straight-line basis, which approximates the recognition of related revenue, over the estimated lives of the related assets. The intangible assets are recorded in other assets, net in the Condensed Consolidated Balance Sheets. The Company anticipates amortization expense of $2.2 million and $1.4 million for the years ended December 31, 2013 and 2014, respectively, at which time no further amortization expense will be incurred. The Company has incurred amortization expense of $0.8 million and $1.2 million, respectively, for the three months ended March 31, 2013 and 2012. The following table presents information about the intangible assets of the Company at March 31, 2013 and December 31, 2012 (in thousands):

		As of March 31, 2013		As of December 31, 2012
	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible:
Europe	6 years	$15,019	$12,521	$15,978	$12,759
Brazil	7 years	5,204	4,232	5,532	4,392
Total		$20,223	$16,753	$21,510	$17,151

Note 7. Restructuring and Asset Impairment Charges

As of March 31, 2013, the Company has executed various restructuring plans and may execute additional plans in the future to realign manufacturing capacity to prevailing global automotive production and to improve the utilization of remaining facilities. Estimates of restructuring charges are based on information available at the time such charges are recorded. Due to the inherent uncertainty involved in estimating restructuring expenses, actual amounts paid for such activities may differ from amounts initially recorded. Accordingly, the Company may record revisions of previous estimates by adjusting previously established reserves.

Restructuring Charges

Restructuring charges and asset impairments for each of the Company’s reportable segments include the following (in thousands):

	Three Months Ended March 31,
	2013	2012
International	$45	$1,037
Americas	2,635	897
Consolidated	$2,680	$1,934

The following table sets forth the Company’s net restructuring expense by type for the periods presented (in thousands):

	Three Months Ended March 31,
	2013	2012
Employee termination costs	$155	$1,098
Other exit costs	1,570	836
Asset impairment	955	-
Total restructuring expense	$2,680	$1,934

The charges incurred during the first three months of 2013 and 2012 related primarily to the following actions:

2013 Actions

During the first quarter of 2013, the charges incurred in the Americas segment related to the ongoing maintenance expense of facilities closed as a result of prior actions and an impairment charge on a facility the Company ceased using during the first quarter of 2013. The charges incurred in the International segment related to severance costs in Europe to reduce fixed costs.

2012 Actions

During the first quarter of 2012, the charges incurred in the Americas segment related to the ongoing maintenance expense of facilities closed as a result of prior actions and the charges incurred in the International segment related to severance costs in Europe to reduce fixed costs.

Restructuring Reserve

The table below summarizes the activity in the restructuring reserve by segment, reflected in accrued liabilities, for the above-mentioned actions through March 31, 2013 (in thousands):

	International	Americas	Consolidated
Balance at December 31, 2012	$897	$1,634	$2,531
Payments	(618)	(300)	(918)
Increase	45	110	155
Balance at March 31, 2013	$324	$1,444	$1,768

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

The liability decreased during the first quarter of 2013 primarily due to severance payments made in Europe related to prior accruals. The majority of the $1.8 million restructuring reserve accrued as of March 31, 2013, is expected to be paid in 2013.

During the three months ended March 31, 2013, the Company incurred payments related to prior accruals in Europe of $0.6 million and North America of $0.3 million.

Note 8. Debt

Senior Secured Notes

On August 24, 2010, the Company’s subsidiaries, Tower Automotive Holdings USA, LLC and TA Holdings Finance, Inc. (collectively, the “Issuers”), issued $430 million in senior secured notes (the “notes offering”). The senior secured notes (the “notes”) were issued at an original issue discount of $12.8 million and bear an annual interest rate of 10.625%. The original issue discount will be amortized on a straight-line basis, which approximates the effective interest method, through interest expense over the term of the notes which increases the effective annual interest rate to 11.25%. The notes mature on September 1, 2017. The notes are jointly and severally and unconditionally guaranteed by the Company on a senior unsecured basis and by the existing domestic subsidiaries of the Company, other than the Issuers, that are guarantors under Tower Automotive Holdings USA, LLC’s existing revolving credit facility (the “Amended ABL Revolver”) (such domestic subsidiaries, the “Subsidiary Guarantors”) on a senior secured basis. The notes are senior secured obligations of the Issuers that, subject to certain permitted liens and exceptions, and subject to certain limitations with respect to enforcement, rank equally in right of payment to any existing and future senior indebtedness of the Issuers and are effectively junior to the extent of the collateral securing the Issuers’ and the Subsidiary Guarantors’ obligations on a first priority basis under the Amended ABL Revolver. The notes and the subsidiary guarantees are effectively junior to any existing and future indebtedness of the Company’s subsidiaries that are not guaranteeing the notes. The notes also have covenant restrictions, including formulary limitations on the Company’s ability to pay cash dividends on its common stock.

The notes are secured, on a pari passu basis with the obligations under the Term Loan Credit Facility (as defined in note 18), by (i) a first priority security interest in certain assets of the Issuers and the Subsidiary Guarantors other than, inter alia, accounts, chattel paper, inventory, cash, deposit accounts, securities accounts, machinery, equipment and real property and all contract rights, records and proceeds relating to the foregoing and (ii) on a second priority basis to all other assets of the Issuers and the Subsidiary Guarantors which have been pledged on a first priority basis to the agent for the benefit of the lenders under the Amended ABL Revolver.

Upon the occurrence of certain specified changes of control, the holders of the notes will have the right to require the Issuers to purchase all or a part of their notes at a repurchase price equal to 101% of the principal amount of the notes, plus accrued and unpaid interest.

At any time prior to September 1, 2014, the Issuers may redeem some or all of the notes at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus a “make-whole” premium and accrued and unpaid interest. Additionally, prior to September 1, 2014, during 12-month periods described in the indenture, the Issuers may redeem up to 10% of the original principal amount of the notes at a redemption price equal to 105% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest. Further, the Issuers may redeem some or all of the notes at any time on or after September 1, 2014 at a redemption price equal to 105.313% of the principal amount of the notes to be redeemed through September 1, 2015, at any time on or after September 1, 2015 at a redemption price equal to 102.656% of the principal amount of the notes to be redeemed through September 1, 2016, and at 100% of the principal amount thereafter, plus accrued and unpaid interest. In addition, prior to September 1, 2013, the Issuers may redeem up to 35% of the original principal amount of the notes from the proceeds of certain equity offerings at a price of 110.625% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest. The Company has concluded that bifurcation is not required for the embedded derivative related to the redemption provisions of the notes as it is clearly and closely related to the debt instrument or is not material.

As of March 31, 2013, the outstanding principal balance on the notes was $355.2 million (net of a remaining $6.8 million original issue discount). See note 18 for additional information regarding the purchase of a portion of the notes that occurred after March 31, 2013.

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

Advances under the Amended ABL Revolver will bear interest at an alternate base rate (which is the highest of the Prime Rate, the Federal Funds Rate plus 1/2%, and the Adjusted LIBOR (as each such term is defined in the Amended Revolving Credit Facility Agreement) for a one month interest period plus 1%) plus a base rate margin, or LIBOR plus a Eurodollar margin. The applicable margins are determined by the average availability under the Amended ABL Revolver over the preceding three consecutive full calendar months and as of the date of the Amended Revolving Credit Facility Agreement were 2.25% per annum and 3.25% per annum for base rate and LIBOR based borrowings, respectively.

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

As of March 31, 2013, there was $131 million of borrowing availability under the Amended ABL Revolver, of which $40 million of borrowings were outstanding. As of March 31, 2013, the applicable margins were 2.25% per annum and 3.25% per annum for base rate and LIBOR based borrowings, respectively, resulting in a weighted average interest rate of 3.5% per annum.

Detroit Investment Fund

The Company assumed an unsecured debt instrument of $1 million owed to the Detroit Investment Fund, L.P. (“DIF”) upon the acquisition of substantially all of the assets of W Industries. The debt instrument requires monthly principal and interest payments with an annual interest rate of 8.5%. The instrument is scheduled to mature in April 2014. As of March 31, 2013, the outstanding principal balance was $0.4 million.

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

On March 28, 2013, the Company amended the Letter of Credit Facility Agreement to reduce the Letter of Credit Facility from $25.5 million to $22.5 million (with an option to increase the Letter of Credit Facility to $44.5 million in the future). The remaining terms of the Letter of Credit Facility Agreement remained the same.

As of March 31, 2013, the outstanding letters of credit balance under the Letter of Credit Facility was $21.1 million. As of March 31, 2013, an 8.5% per annum fee is due on the total amount of the facility. This fee is subject to change in the future based upon then current market conditions.

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

Debt Issue Costs

The Company incurred interest expense related to the amortization of debt issue costs of $0.5 million and $0.5 million during the three months ended March 31, 2013 and 2012, respectively.

Other Foreign Subsidiary Indebtedness

As of March 31, 2013, other foreign subsidiary indebtedness of $84.5 million consisted primarily of borrowings in Europe of $24.9 million, borrowings in Brazil of $24.9 million, receivables factoring in Europe of $18.6 million, and borrowings in China of $16.1 million.

The change in foreign subsidiary indebtedness from December 31, 2012 to March 31, 2013 was explained by the following (in thousands):

	Brazil	Europe	China
Balance as of December 31, 2012	$30,426	$43,422	$16,380
Maturities of indebtedness	(5,932)	(1,602)	(966)
New / renewed indebtedness	-	-	966
Change in borrowings on credit facilities	-	2,955	(330)
Foreign exchange impact	393	(1,241)	52
Balance as of March 31, 2013	$24,887	$43,534	$16,102

Generally, borrowings of foreign subsidiaries are made under credit agreements with commercial lenders and are used to fund working capital and other operating requirements.

Brazil

As of March 31, 2013, the Company’s Brazilian subsidiary had borrowings of $24.9 million (R$50.3 million) which have annual interest rates ranging from 5.5% to 14.31% and maturity dates ranging from April 2013 to July 2022. As of March 31, 2013, the weighted average interest rate on the borrowings in Brazil was 10.63% per annum. This credit is provided through bilateral agreements with four local banks. Periodic interest and principal payments are required. The loans are secured by certain fixed and current assets.

Europe

As of March 31, 2013, the receivables factoring facilities available to the Company were $19.3 million (€15.1 million), of which $18.6 million (€14.5 million) was drawn. These are uncommitted, demand facilities which are subject to termination at the discretion of the banks, and bear interest rates based on the average three month EURIBOR plus a spread ranging from 2.15% to 4.13%. The effective annual interest rates as of March 31, 2013 ranged from 2.36% to 4.33%, with a weighted average interest rate of 3.19% per annum. Any receivables factoring under these facilities is with recourse and is secured by the accounts receivable factored. These receivables factoring transactions are recorded in the Company’s Condensed Consolidated Balance Sheets in short-term debt and current maturities of capital lease obligations.

As of March 31, 2013, the secured lines of credit available to the Company were $31.4 million (€24.5 million), of which $24.9 million (€19.4 million) was outstanding. The facilities bear an interest rate based on the EURIBOR plus a spread ranging from 2.9% to 4.0% and have maturity dates ranging from October 2013 to May 2014. The effective annual interest rate as of March 31, 2013 was 4.05% per annum. The facilities are secured by certain accounts receivable related to customer funded tooling, mortgages over the land, certain buildings, and other assets, and are subject to negotiated prepayments upon the receipt of funds from completed customer projects.

China

As of March 31, 2013, the fixed rate secured lines of credit available to the Company was $10.5 million (Rmb 65 million), of which the entire amount was outstanding. The credit lines have maturity dates ranging from April 2013 to December 2017 and bear interest rates ranging from 6.44% to 7.68%. As of March 31, 2013, the variable rate secured line of credit available to the Company was $5.6 million (Rmb 35 million), of which the entire amount was outstanding. The credit line matures in June 2015. These facilities are secured by machinery, equipment, and land rights. The effective annual interest rate as of March, 31, 2013 was 7.27%.

During the first quarter of 2013, the Company obtained a fixed rate secured line of credit of $1 million (Rmb 6 million), of which the entire amount was outstanding. The credit line has a maturity date of February 2014 and bears an interest rate of 7.2%.

Covenants

As of March 31, 2013, the Company was in compliance with the financial covenants that govern its credit agreements.

Capital Leases

The Company had capital lease obligations of $11.4 million and $12.5 million as of March 31, 2013 and December 31, 2012, respectively. Of these amounts, $1.2 million and $1.7 million represent the current maturities as of March 31, 2013 and December 31, 2012, respectively. As of March 31, 2013, the Company’s capital lease obligations expire in March 2018.

Note 9. Income Taxes

During the three months ended March 31, 2013, the income tax expense of $3.5 million resulted primarily from tax expense attributable to profitable foreign entities.

During the three months ended March 31, 2012, the Company recognized income tax expense of $2.1 million resulting primarily from tax expense attributable to profitable foreign entities. The income tax expense is higher than the expected income tax expense based on statutory rates primarily because the Company does not record tax benefits or expense in certain jurisdictions, primarily the U.S. and Netherlands, which have had historical cumulative losses. The Company did not record an income tax benefit on these historical losses due to the uncertainty of future realization of the deferred tax assets generated by the cumulative losses.

Note 10. Retirement Plans

The Company sponsors various pension and other postretirement benefit plans for its employees.

The Tower International Consolidated Pension Plan (the “Pension Plan”) provides benefits for certain current and former U.S. employees. Benefits under the Pension Plan are based on years of service, compensation, and other factors. Effective October 1, 2006, the Pension Plan was frozen and ceased accruing any additional benefits. Contributions by the Company are intended to fund benefits that accrued through October 1, 2006.

The Company sponsors various qualified defined contribution retirement plans. Each plan serves a defined group of employees and has varying levels of Company contributions. The Company’s contributions to certain plans may be required by the terms of the Company’s collective bargaining agreements.

The following tables provide the components of net periodic pension benefit cost and other post-retirement benefit cost (in thousands):

	Pension Benefits		Other Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2013	2012	2013	2012
Service cost	$14	$9	$-	$-
Interest cost	2,553	2,911	135	164
Expected return on plan assets (a)	(3,098)	(2,817)	-	-
Net periodic benefit cost / (income)	$(531)	$103	$135	$164

(a)	Expected rate of return on plan assets is 7.4% for 2013 and was 7.4% for 2012

The Company expects its minimum pension funding requirements to be $15.1 million during 2013. The Company made contributions of $3 million to the Pension Plan during the three months ended March 31, 2013.

The Company contributed $1.1 million during the three months ended March 31, 2013 to its defined contribution retirement plans.

Note 11. Stockholders’ Equity and Noncontrolling Interests

The table below provides a reconciliation of the carrying amount of total stockholders’ equity, including stockholders’ equity attributable to Tower International, Inc. (“Tower”) and equity attributable to the noncontrolling interests (“NCI”) (in thousands):

	Three Months Ended March 31,
	2013			2012
	Tower	NCI	Total	Tower	NCI	Total
Stockholders' equity beginning balance	$63,247	$77,627	$140,874	$40,003	$57,457	$97,460
Net income	2,548	1,986	4,534	626	1,434	2,060
Other comprehensive income / (loss):
Foreign currency translation adjustments	(7,692)	249	(7,443)	9,936	198	10,134
Unrealized loss on qualifying cash flow hedge, net	(136)	-	(136)	(17)	-	(17)
Total comprehensive income / (loss)	(5,280)	2,235	(3,045)	10,545	1,632	12,177
Vesting of RSUs	1	-	1	-	-	-
Treasury stock	(275)	-	(275)	(83)	-	(83)
Share based compensation expense	1,185	-	1,185	4,344	-	4,344
Stockholders' equity ending balance	$58,878	$79,862	$138,740	$54,809	$59,089	$113,898

The following table presents the components of accumulated other comprehensive loss (in thousands):

	As of March 31,	As of December 31,	Other Comprehensive Loss Attributable to
	2013	2012	Tower
Foreign currency translation	$10,222	$17,914	$(7,692)
Defined benefit plans, net	(30,350)	(30,350)	-
Unrealized loss on qualifying cash flow hedge, net	(184)	(48)	(136)
Accumulated other comprehensive loss	$(20,312)	$(12,484)	$(7,828)

The following table presents the changes in accumulated other comprehensive loss by component (in thousands):

	Unrealized Losses on Qualifying Cash Flow Hedge	Defined Benefit Plan, Net	Foreign Currency Translation Adjustments	Total
Beginning Balance	$(48)	$(30,350)	$17,914	$(12,484)
Other comprehensive loss before reclassifications	(136)	-	(7,692)	(7,828)
Amounts reclassified from accumulated other comprehensive loss	-	-	-	-
Net current-period other comprehensive loss	(136)	-	(7,692)	(7,828)
Ending balance	$(184)	$(30,350)	$10,222	$(20,312)

The Company did not reclassify any material items out of accumulated other comprehensive loss for the three months ended March 31, 2013.

Note 12. Earnings per Share (“EPS”)

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

As the average price of the common stock during each period presented did not exceed the exercise price of certain stock options, the Company excluded 0.9 million and 1 million of potentially anti-dilutive shares for the three months ended March 31, 2013 and 2012, respectively.

A summary of information used to compute basic and diluted net income / (loss) per share attributable to Tower International, Inc. is shown below (amounts in thousands – except share and per share amounts):

	Three Months Ended March 31,
	2013	2012
Income from continuing operations	$4,534	$1,323
Income from discontinued operations, net of tax	-	737
Net income	4,534	2,060
Less: Net income attributable to the noncontrolling interests	1,986	1,434
Net income attributable to Tower International, Inc.	$2,548	$626

Basic income / (loss) per share
Continuing operations	$0.13	$(0.01)
Discontinued operations	-	0.04
Net income attributable to Tower International, Inc.	0.13	0.03
Basic weighted average shares outstanding	20,261,259	19,691,679

Diluted income / (loss) per share
Continuing operations	$0.12	$(0.01)
Discontinued operations	-	0.04
Net income attributable to Tower International, Inc.	0.12	0.03
Diluted weighted average shares outstanding	20,593,045	20,660,307

Note 13. Share-Based and Long-Term Compensation

2010 Equity Incentive Plan

The Company adopted an equity incentive plan in connection with the IPO that allows for the grants of stock options, restricted stock awards, other equity-based awards, and certain cash-based awards to be made pursuant to the plan. The eligibility requirements and terms governing the allocation of any common stock and the receipt of other consideration under the 2010 Equity Incentive Plan are determined by the Board of Directors and/or its Compensation Committee. The number of shares of common stock that may be issued or delivered may not exceed, in the aggregate, 4.6 million shares. Cash settled awards do not count against the maximum aggregate number.

The primary objectives of the Company’s compensation programs are to (i) attract, motivate and retain the best executive officers with the skills necessary to successfully manage the business, and (ii) align the interests of the executive officers with stockholders by rewarding them for strong Company performance.

Share-Based Compensation

At March 31, 2013, 1,139,763 shares were available for future grants of options and other types of awards under the 2010 Equity Incentive Plan. Forfeited shares may be re-issued under the plan up to the maximum amount to be issued as defined by the plan.

The following table summarizes the Company’s award activity during 2013:

	Options		Restricted Stock Units
Outstanding at:	Shares	Weighted Average Exercise Price	Shares	Weighted Average Grant Date Fair Value
December 31, 2012	973,745	$12.30	682,415	$11.00
Granted	-	-	120,593	12.98
Options exercised or RSUs vested	(531)	13.62	(67,142)	13.68
Forfeited	(37,588)	12.20	(7,765)	13.39
March 31, 2013	935,626	$12.30	728,101	$11.06

Stock options — The exercise price of each stock option equals the market price of the Company’s common stock on the date of grant. Compensation expense is recorded based on the fair value at the grant date and is recognized on a straight-line basis over the applicable vesting periods. The Company’s stock options generally vest over three years with a maximum term of ten years.

During the three months ended March 31, 2013 and 2012, the Company recognized an expense of $0.5 million and $0.3 million, respectively, relating to the options. The Company did not recognize any tax benefit related to this compensation expense. As of March 31, 2013, the Company has $2.9 million of unrecognized compensation expense associated with these stock options that will be amortized on a straight-line basis over the next 18 months on a weighted average basis.

As of March 31, 2013, the Company has an aggregate of 935,626 stock options that have been granted but have not yet been exercised. As of March 31, 2013, the remaining average contractual life for the options is approximately 8.5 years. During the three months ended March 31, 2013, 531 stock options were exercised and 37,588 stock options were forfeited.

Restricted stock units (“RSUs”) — The grant date fair value of each RSU equals the market price of the Company’s common stock on the date of grant. Compensation expense is recorded based on the fair value at the grant date, less an estimated forfeiture amount, and is recognized on a straight-line basis over the applicable vesting periods.

During the three months ended March 31, 2013 and 2012, the Company recognized an expense of $0.7 million and $0.6 million, respectively, relating to all of the RSUs granted thus far excluding the RSUs granted in connection with the Company’s IPO. The Company did not recognize any tax benefit related to this compensation expense. As of March 31, 2013, the Company has $4.2 million of unrecognized compensation expense associated with these RSUs that will be amortized on a straight-line basis over the next 23 months on a weighted average basis. The Company’s RSUs generally vest over a three year period.

During the three months ended March 31, 2012, the Company recognized an expense of $3.4 million relating to the RSUs granted in connection with the Company’s IPO. The Company did not recognize any expense related to these RSUs during the three months ended March 31, 2013 because all compensation expense associated with these RSUs had been recorded as of April 30, 2012. The Company did not recognize any tax benefit related to this compensation expense.

As of March 31, 2013, the Company has an aggregate of 728,101 RSUs that have been granted but have not yet vested. In addition, 7,765 RSUs were forfeited during the three months ended March 31, 2013.

On March 1, 2012, one third of the RSUs granted on March 3, 2011 vested, resulting in the issuance of 31,878 shares at a fair value of $0.4 million. After offsets for withholding taxes, a total of 25,384 shares of common stock were issued in connection with this vesting.  This total is net of shares repurchased to provide payment for certain executives’ minimum statutory withholding tax. The Company paid $0.1 million to acquire 6,494 vested shares to cover the minimum statutory withholding taxes.

On March 1, 2013, one third of the RSUs granted on March 3, 2011 vested, resulting in the issuance of 26,837 shares at a fair value of $0.3 million. After offsets for withholding taxes, a total of 17,934 shares of common stock were issued in connection with this vesting.  This total is net of shares repurchased to provide payment for certain executives’ minimum statutory withholding tax. The Company paid $0.1 million to acquire 8,903 vested shares to cover the minimum statutory withholding taxes.

On March 6, 2013, one third of the RSUs granted on March 6, 2012 vested resulting in the issuance of 40,305 shares at a fair value of $0.5 million. After offsets for withholding taxes, a total of 27,164 shares of common stock were issued in connection with this vesting.  This total is net of shares repurchased to provide payment for certain executives’ minimum statutory withholding tax. The Company paid $0.2 million to acquire 13,141 vested shares to cover the minimum statutory withholding taxes.

Long-Term Compensation

Performance Award Agreements

On March 5, 2013, the Company granted certain awards pursuant to Performance Award Agreements to approximately 80 executives under the provisions of the 2010 Equity Incentive Plan. The purpose of this award is to provide the executives an incentive to participate in the long-term success and growth of the Company. The Performance Award Agreements provide for cash-based awards that vest upon payment, which will be paid after December 31, 2015, if certain performance conditions are met. These awards also are subject to payment upon a change in control or termination of employment if certain criteria are met. Half of the awards will be based on the Company's Adjusted EPS Growth Rate, which is defined as the increase in earnings per share of the Company during the period of January 1, 2013 through December 31, 2015 ("Performance Period"). The Company's earnings per share will be adjusted to exclude the effect of extraordinary, unusual, and/or nonrecurring items and then will be divided by the number of fiscal years in the specified period, stated in terms of a percentage growth rate.  The remaining 50% of the awards will be based on the Company's percentile ranking of total shareholder return compared to a peer group of companies ("TSR Percentile") for the Performance Period. The awards represent unfunded, unsecured obligations of the Company. During the three months ended March 31, 2013, the Company recorded an expense of $0.1 million related to these awards. As of March 31, 2013, the Company has a liability recorded of $0.1 million in other non-current liabilities.

Supplemental Value Creation Program

The Supplemental Value Creation Program was created in 2010 and provided a $7.5 million cash bonus to approximately 70 executives, subject to vesting requirements of 9 and 18 months, upon the retirement of the Company’s first lien term loan in full. The Company began recording a liability related to this Program in August 2010 when the first lien term loan was retired. The Company recorded an expense of $0.7 million during the three months ended March 31, 2012. The Company paid $3.1 million upon the 18 month vesting of this Program during the first quarter of 2012. There was no remaining liability as of March 31, 2012.

Note 14. Segment Information

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

The following is a summary of selected data for each of the Company’s reportable segments (in thousands):

	International	Americas	Total
Three Months Ended March 31, 2013
Revenues	$244,769	$289,371	$534,140
Adjusted EBITDA	22,031	30,035	52,066
Capital Expenditures	5,984	10,684	16,668
Total assets	$764,627	$500,964	$1,265,591

Three Months Ended March 31, 2012
Revenues	$248,660	$281,031	$529,691
Adjusted EBITDA	20,583	25,702	46,285
Capital Expenditures	11,484	12,892	24,376

Inter-segment sales are not significant for any period presented. Capital expenditures do not equal cash disbursed for purchases of property, plant, and equipment as presented in the accompanying Condensed Consolidated Statements of Cash Flows, as capital expenditures above include amounts paid and accrued during the periods presented.

The following is a reconciliation of Adjusted EBITDA to income before provision for income taxes (in thousands):

	Three Months Ended March 31,
	2013	2012
Adjusted EBITDA	$52,066	$46,285
Restructuring	(2,680)	(1,934)
Depreciation and amortization	(25,172)	(22,311)
Other	(74)	(69)
Long-term compensation expense	(1,362)	(5,036)
Interest expense, net	(13,154)	(13,470)
Closure of Tower Defense & Aerospace (see note 18)	(1,600)	-
Income before provision for income taxes	$8,024	$3,465

Note 15. Fair Value of Financial Instruments

FASB ASC No. 820, Fair Value Measurements, clarifies the definition of fair value as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date (an exit price). The exit price is based on the amount that the holder of the asset or liability would receive or need to pay in an actual transaction or in a hypothetical transaction if an actual transaction does not exist, at the measurement date. In some circumstances, the entry and exit price may be the same; however, they are conceptually different

Fair value is generally determined based on quoted market prices in active markets for identical assets or liabilities. If quoted market prices are not available, the Company uses valuation techniques that place greater reliance on observable inputs and less reliance on unobservable inputs. In measuring fair value, we may make adjustments for risks and uncertainties, if a market participant would include such an adjustment in its pricing.

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

At March 31, 2013, the carrying value and estimated fair value of the Company’s total debt was $480.1 million and $530.2 million, respectively. At December 31, 2012, the carrying value and estimated fair value of the Company’s total debt was $484.5 million and $592.1 million, respectively. The majority of the Company’s debt at March 31, 2013 and December 31, 2012 is traded in the market and is classified as a Level 2 measurement based on the pricing methodology and the limited trading of the securities. The fair value was determined based on the quoted market values. The remainder of the Company’s debt, primarily consisting of foreign subsidiaries’ debt, is asset-backed and is classified as Level 3. As this debt carries variable rates and minimal credit risk, the book value approximates the fair value for this debt.

The Company has foreign exchange hedges that were measured at fair value on a recurring basis during the three months ended March 31, 2013 and 2012. The fair value of the hedges was immaterial for all periods presented. These derivative financial instruments are recorded in accrued liabilities, and are all classified as Level 2 measurements determined using significant other observable inputs. We engage in foreign exchange hedges to limit exposure on foreign currency related to certain intercompany payments. These foreign exchange hedges have an immaterial impact on the Condensed Consolidated Financial Statements for the periods presented.

The following table provides each major category of assets and liabilities measured at fair value on a nonrecurring basis during the three months ended March 31, 2013 (in millions):

	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
				Total gains /
	Level 1	Level 2	Level 3	(losses)
Asset impairments	Not applicable	Not applicable	$0.6	$(1.0)

In accordance with FASB ASC No. 360, Property, Plant, & Equipment, long-lived assets held for sale with a carrying amount of $1.6 million were written down to their fair value of $0.6 million, resulting in a loss of $1 million, which was included in the Company’s Condensed Consolidated Statement of Operations for the three months ended March 31, 2013.  Fair value of the assets was determined using a third party appraisal based on current market conditions.

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and accruals approximate fair value because of the short maturity of these instruments.

Note 16. Acquisitions and Joint Ventures

Ningbo Joint Venture

In February 2012, a foreign subsidiary of the Company reached an agreement with Ningbo Beilun Ditong Auto Parts Co., Ltd. (a subsidiary of Ditong Automotive Products Co., Ltd.) and Zhejiang Jirun Automobile Co. Ltd. (a subsidiary of Geely Automobile Co., Ltd.) to form a joint venture located in Ningbo, China. At inception, the joint venture partners contributed a facility and associated land rights located in Ningbo, China in exchange for 64% ownership, which resulted in a $12.1 million noncontrolling interest for the Company. The Company has an agreement to acquire an additional 15% equity interest. As of March 31, 2013, the joint venture is included in the Company’s Condensed Consolidated Financial Statements because the Company exercises control.

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

Note 17. Commitments and Contingencies

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

Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. The established liability for environmental matters is based upon management’s best estimates of expected investigation/remediation costs related to environmental contamination. It is possible that actual costs associated with these matters will exceed the environmental reserves established by the Company. Inherent uncertainties exist in the estimates, primarily due to unknown environmental conditions, changing governmental regulations and legal standards regarding liability and evolving technologies for handling site remediation and restoration. At March 31, 2013 and December 31, 2012, the Company had accrued $2.3 million for environmental matters.

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

The Company has been subject to various governmental audits in Brazil.  As of March 31, 2013, the Company has a remaining liability recorded of $2.1 million and may be required to pay up to $5 million.  To the extent that future payments are required above the amount recorded as a liability, the payments will be expensed.

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

Note 18. Subsequent Events

Tender Offer

On April 23, 2013, the Company completed a cash tender offer (the “Tender Offer”) whereby the Issuers offered to purchase up to $276 million of the Issuers’ outstanding notes.

An aggregate principal amount of $362 million of the notes was validly tendered in the Tender Offer and not validly withdrawn. The Company accepted for purchase $276 million in aggregate principal amount of the notes. The amount of notes purchased was determined under the terms and conditions of the Tender Offer as set forth in the Offer to Purchase, dated March 15, 2013, as such Offer to Purchase was amended by the Company’s press release dated April 5, 2013. Because the maximum aggregate principal amount of $276 million for the notes was exceeded, the Company did not accept all of the notes tendered for purchase. The notes that have been tendered but not accepted will be promptly returned to the tendering parties.

Pursuant to the terms of the Indenture, the Company intends to redeem up to $86 million aggregate principal amount of notes, to the extent such amounts remain outstanding, at a redemption price of 105.0% of the principal amount thereof, plus accrued and unpaid interest. The Company has given notice of redemption with respect to $43 million of such principal amount to occur during the second quarter of 2013 and expects to redeem the balance thereof during the third quarter of 2013. There is no assurance, however, that any such redemption will occur.

In connection with the new credit facility described below, the Tender Offer and the anticipated redemptions of $86 million in aggregate principal amount of the notes described above, the Company anticipates that it will incur charges of approximately $50 million in the second quarter of 2013 and charges of approximately $3 million in the third quarter of 2013. These charges relate to the tender premium paid by the Company, accelerated amortization of original issue discount and fees, and expenses associated with the Tender Offer.

Term Loan Credit Facility

On April 23, 2013, the Company entered into a Term Loan and Guaranty Agreement (the “Term Loan Credit Agreement”) by and among Tower Automotive Holdings USA, LLC (the “Term Loan Borrower”), the Company, Tower Automotive Holdings I, LLC (“Term Loan Holdco”), Tower Automotive Holdings II(a), LLC, Tower Automotive Holdings II(b), LLC, the subsidiary guarantors named therein, the Lenders from time to time party thereto and Citibank, N.A., as administrative agent for the Lenders (the credit facility evidenced by the Term Loan Credit Agreement and related documentation, the “Term Loan Credit Facility”).

The Term Loan Credit Agreement provides for an initial term loan of $420 million and permits the Term Loan Borrower to request, subject to the satisfaction of certain conditions set forth in the Term Loan Credit Agreement (including the agreement of one or more lenders to make incremental loans, which agreement may be granted or withheld in the sole discretion of any lender), future disbursements of incremental term loans in the aggregate principal amount of up to the greater of (i) $100 million and (ii) such other amount so long as Term Loan Holdco’s pro forma Total Net Leverage Ratio (as defined in the Term Loan Credit Agreement) does not exceed 2.00:1.00. The maturity date for the initial term loan disbursed under the Term Loan Credit Agreement is April 23, 2020.

The proceeds of the initial term loan disbursed under the Term Loan Credit Agreement were used upon, and will be used on one or more occasions following, the closing of the Term Loan Credit Facility, to redeem, repurchase or otherwise discharge all or a portion of the outstanding notes, previously issued pursuant to that certain Indenture, dated as of August 24, 2010, by and among the Term Loan Borrower and TA Holdings Finance, Inc., as issuers, Parent and certain of its direct and indirect subsidiaries as guarantors, and Wilmington Trust FSB as trustee, and to pay all accrued and unpaid interest thereon and related fees and expenses (including a tender premium) in connection with the tender offer described above.

The initial term loans made under the Term Loan Credit Agreement will bear interest at (i) an alternate base rate (which is the highest of the Prime Rate, the Federal Funds Effective Rate plus 1/2% and the Adjusted LIBO Rate (as each such term is defined in the Term Loan Credit Agreement) for a one month interest period plus 1%) plus a margin of 3.50% or (ii) the Adjusted LIBO Rate (calculated by multiplying the applicable LIBOR by a statutory reserve rate, with a floor of 1.25) plus a margin of 4.50%.

The Term Loan Borrower’s obligations under the Term Loan Credit Facility are guaranteed by the Company, on an unsecured basis, and Term Loan Holdco and certain of the Company's other direct and indirect domestic subsidiaries, on a secured basis. The Term Loan Credit Facility is secured, on a pari passu basis with the notes, by the same assets of the Term Loan Borrower and certain of the Company's other direct and indirect domestic subsidiaries that secure the obligations under the notes.

The Term Loan Credit Agreement includes customary events of default and amounts due thereunder may be accelerated upon the occurrence of an event of default.

Amendment No. 1 to Revolving Credit Agreement

On April 22, 2013, the Term Loan Borrower, Parent, Term Loan Holdco, Tower Automotive Holdings II(a), LLC, Tower Automotive Holdings II(b), LLC and certain other domestic subsidiaries of Parent as Guarantors entered into an amendment (“Revolving Agreement Amendment”) to the Amended Revolving Credit Facility Agreement (as defined in note 8). The Revolving Agreement Amendment, among other things, permits the incurrence of up to $430 million of indebtedness under the Term Loan Credit Agreement and the granting of liens to secure such indebtedness.

Amendment No. 1 to Letter of Credit Facility Agreement

On April 22, 2013, the Term Loan Borrower and Parent entered into an amendment (“LC Facility Amendment”) to the Letter of Credit Facility Agreement (as defined in note 8). The LC Facility Amendment, among other things, permits the incurrence of up to $430 million of indebtedness under the Term Loan Credit Agreement and the granting of liens to secure such indebtedness.

Tower Defense & Aerospace

In April 2013, the Company’s Board determined to close the operations of Tower Defense & Aerospace, LLC (“TD&A”).  Formed in 2011 upon the acquisition of assets from W Industries, Inc., TD&A provides fully fabricated products, as well as development and other services, to the defense industry. The closure will occur in the second quarter of 2013. The Company anticipates that it will incur a restructuring charge of up to $12 million during the second quarter, relating to impairment charges, severance expenses and other closure costs. The majority of these charges will be non-cash. The Company anticipates that it will be able to sell TD&A to a strategic buyer or an asset liquidator during 2013.

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

Recent Trends

Production Volumes

During the first quarter of 2013, industry production volumes decreased from 2012 in North America and Europe, while increasing in Brazil and China. IHS Automotive® expects production volumes for full year 2013 to increase in all regions in which we operate when compared to 2012, with the exception of Europe. According to IHS Automotive®, Europe volume is expected to recover in 2014 and beyond.

Tender Offer and Term Loan Facility

On April 23, 2013, we and our subsidiaries, Tower Automotive Holdings USA, LLC, Tower Automotive Holdings I, LLC, Tower Automotive Holdings II(a) LLC, Tower Automotive Holdings II(b) LLC and all the domestic subsidiaries of Tower Automotive Holdings I LLC, entered into a Term Loan and Guaranty Agreement whereby we obtained a term loan of $420 million. The term loan was issued at an original issue discount of $2.1 million, bears an annual interest rate based on LIBOR plus a spread of 4.50%, and requires principal payments of 1% per annum which are paid quarterly. In connection with the issuance of the term loan, we repurchased approximately $276 million of our senior secured notes (the “notes”) on April 23, 2013 (and paid all accrued and unpaid interest thereon and related fees and expenses (including a tender premium)) and placed cash into escrow to repurchase the remaining $86 million (and to pay all accrued and unpaid interest thereon and related fees and expenses (including a redemption premium)) in two installments, during the second and third quarters of 2013. With the second installment payment, the notes will be repaid in full. There is no assurance, however, that such second installment will occur. We anticipate that these transactions will result in interest savings of approximately $8 million during 2013 and approximately $16 million during 2014.

For information regarding our recently completed tender offer in which we repurchased approximately $276 million of the notes, see note 18 of the Notes to the Company’s Condensed Consolidated Financial Statements. In connection with the new credit facility described above, the tender offer and the anticipated redemptions of $86 million in aggregate principal amount of the notes described above, we anticipate that we will incur charges of approximately $50 million in the second quarter of 2013 and charges of approximately $3 million in the third quarter of 2013. These charges relate to the tender premium paid by us in the tender offer, accelerated amortization of original issue discount and fees, and expenses associated with the tender offer.

Our term loan credit facility contains customary covenants applicable to certain of our subsidiaries, including a financial maintenance covenant (the “Total Net Leverage Ratio”) based on the ratio of Total Net Debt to Consolidated EBITDA (each as defined in the term loan agreement). As of the last day of each fiscal quarter, we are required to maintain a Total Net Leverage Ratio of not more than 3.75 to 1.00 on a rolling four quarter basis.

Tower Defense & Aerospace

As mentioned in note 18 of the Notes to the Company’s Condensed Consolidated Financial Statements, in April 2013 our Board determined to close the operations of Tower Defense & Aerospace, LLC (“TD&A”). The closure will occur in the second quarter of 2013 and we anticipate that a restructuring charge of up to $12 million will be incurred during the second quarter of 2013, relating to impairment charges, severance expenses and other closure costs. The majority of these charges will be non-cash. We anticipate that we will be able to sell TD&A to a strategic buyer or asset liquidator during 2013.

Factors Affecting our Industry, Revenues and Expenses

For information regarding factors that affect our industry, our revenues and our expenses, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Results of Operations—Three Months Ended March 31, 2013 Compared with the Three Months Ended March 31, 2012

The following table presents production volumes in specified regions according to April IHS Automotive®, for the three months ended March 31, 2013 compared to the three months ended March 31, 2012 (in millions of units produced):

	Europe	China	North America	Brazil
Three Months Ended March 31, 2013	4.8	4.6	4.0	0.8
Three Months Ended March 31, 2012	5.2	4.1	4.0	0.7
Increase / (decrease)	(0.4)	0.5	-	0.1
Percentage change	(8)%	12%	1%	11%

According to April IHS Automotive®, full year vehicle production is expected to increase by 4% in North America and decrease by 3% in Europe during 2013 as compared to 2012.

The following table presents selected financial information for the three months ended March 31, 2013 and 2012 (in millions):

	International		Americas		Consolidated
	Three Months Ended		Three Months Ended		Three Months Ended
	March 31,		March 31,		March 31,
	2013	2012	2013	2012	2013	2012

Revenues	$244.7	$248.7	$289.4	$281.0	534.1	529.7
Cost of sales	218.2	223.0	257.8	250.2	476.0	473.2
Gross profit	26.5	25.7	31.6	30.8	58.1	56.5
Selling, general, and administrative expenses	12.5	12.4	20.9	24.1	33.4	36.5
Amortization	0.6	0.6	0.2	0.6	0.8	1.2
Restructuring and asset impairments	-	1.0	2.7	0.9	2.7	1.9
Operating income	$13.4	$11.7	$7.8	$5.2	21.2	16.9
Interest expense, net					13.2	13.5
Provision for income taxes					3.5	2.1
Income from discontinued operations, net of tax					-	0.7
Noncontrolling interest, net of tax					2.0	1.4
Net income attributable to Tower International, Inc.					$2.5	$0.6

Comparison of Periods – GAAP Analysis of Consolidated Results

Revenues

Total revenues increased during the three months ended March 31, 2013 by $4.4 million, or 1%, from the three months ended March 31, 2012, reflecting primarily higher volume in our Americas segment ($13.3 million), offset partially by lower volume in our International segment ($2.1 million). Revenues were positively impacted by the strengthening of foreign currencies against the U.S. dollar in our International segment, primarily the Euro ($0.9 million) and the Chinese Rmb ($0.7 million), but were negatively impacted by the strengthening of the U.S. dollar against foreign currencies in our Americas segment, primarily the Brazilian Real ($5.7 million). Revenues were adversely impacted by unfavorable pricing ($2.7 million).

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

Total gross profit increased by $1.6 million, or 3%, from the three months ended March 31, 2012 to the three months ended March 31, 2013, and our gross profit margin increased from 10.7% during the 2012 period to 10.9% in the 2013 period. The increase in total gross profit reflects higher volume ($1.8 million) and favorable product mix ($1.2 million), offset partially by unfavorable foreign exchange ($0.4 million, excluding the impact on depreciation). All other factors were net unfavorable by $1 million. Cost of sales was reduced by favorable efficiencies ($9.5 million), lower launch costs ($1.3 million), and lower pension expense ($0.6 million). These factors were offset partially by unfavorable pricing and economics ($10.1 million).

Total gross profit was negatively impacted by an increase in the depreciation included in cost of sales from $20.1 million during the three months ended March 31, 2012 to $23.4 million during the three months ended March 31, 2013. The increase reflected primarily increased capital spending in 2012 on property, plant, and equipment.

Selling, General, and Administrative Expenses (“SG&A”)

Total SG&A decreased $3.1 million, or 8%, from the three months ended March 31, 2012, reflecting primarily the non-recurrence of IPO related compensation costs ($3.4 million), offset partially by higher compensation expense associated with stock options and RSUs ($0.3 million).

Amortization Expense

Total amortization expense decreased $0.4 million, or 33%, from the three months ended March 31, 2012, reflecting primarily the amortization of TD&A intangible assets during the three months ended March 31, 2012, which became fully amortized during 2012. Our amortization expense consists of the charges we incur to amortize certain intangible assets.

Restructuring and Asset Impairment Expense

Total restructuring expense increased $0.8 million, or 42%, from the three months ended March 31, 2012. During the first quarter of 2013, we incurred charges related to the ongoing maintenance expense of facilities closed as a result of prior actions, an impairment charge on a facility we ceased using in our Americas segment, and charges related to severance costs in Europe to reduce fixed costs in our International segment.

Interest Expense, net

Interest expense, net, decreased $0.3 million, or 2%, from the three months ended March 31, 2012, reflecting primarily decreased borrowings at our international locations.

Provision for Income Taxes

Income tax expense increased $1.4 million, from the three months ended March 31, 2012 due primarily to higher income. Our income tax expense varies each period depending on the level and mix of income and losses generated in the various jurisdictions in which we do business.

Noncontrolling Interest, Net of Tax

The adjustment to our earnings required to give effect to the allocation of noncontrolling interests increased by $0.6 million, or 43%, from the three months ended March 31, 2012, reflecting increased earnings in our Chinese joint ventures.

Comparison of Periods—Non-GAAP Analysis of Adjusted EBITDA

A reconciliation of Adjusted EBITDA to net income attributable to Tower International, Inc. for the periods presented is set forth below (in millions):

	International		Americas		Consolidated
	Three Months Ended		Three Months Ended		Three Months Ended
	March 31,		March 31,		March 31,
	2013	2012	2013	2012	2013	2012
Adjusted EBITDA	$22.1	$20.6	$30.0	$25.7	$52.1	$46.3
Intercompany charges	2.6	1.5	(2.6)	(1.5)	-	-
Restructuring and asset impairments	(0.1)	(1.0)	(2.6)	(0.9)	(2.7)	(1.9)
Depreciation and amortization	(11.2)	(9.1)	(14.0)	(13.2)	(25.2)	(22.3)
Other	-	(0.1)	-	(0.1)	-	(0.2)
Long-term compensation (a)	-	(0.2)	(1.4)	(4.8)	(1.4)	(5.0)
Closure of Tower Defense & Aerospace (b)	-	-	(1.6)	-	(1.6)	-
Operating income	$13.4	$11.7	$7.8	$5.2	21.2	16.9
Interest expense, net					(13.2)	(13.5)
Provision for income taxes					(3.5)	(2.1)
Income from discontinued operations, net of tax					-	0.7
Noncontrolling interest, net of tax					(2.0)	(1.4)
Net income attributable to Tower International, Inc.					$2.5	$0.6

26

____________

(a)	Represents the compensation expense related to stock options, restricted stock units, certain one-time compensation programs triggered by the closing of the notes offering and the closing of the initial public offering in 2010, and certain compensation programs intended to benefit our long-term success and growth. The compensation charges are incurred during the applicable vesting periods of each program.
(b)	Represents the exclusion of the non-recurring losses incurred during the period associated with TD&A, which will be closed during the second quarter of 2013. These losses are not indicative of the actual operating performance of the core business.

The following table presents revenues (a GAAP measure) and Adjusted EBITDA (a non-GAAP measure) for the three months ended March 31, 2013 and 2012 (in millions), as well as an explanation of variances:

	International		Americas		Consolidated
	Revenues	Adjusted EBITDA(c)	Revenues	Adjusted EBITDA(c)	Revenues	Adjusted EBITDA(c)
Three Months Ended March 31, 2013 results	$244.7	$22.1	$289.4	$30.0	$534.1	$52.1
Three Months Ended March 31, 2012 results	248.7	20.6	281.0	25.7	529.7	46.3
Variance	$(4.0)	$1.5	$8.4	$4.3	$4.4	$5.8

Variance attributable to:
Volume and mix	$(2.1)	$(1.5)	$13.3	$4.5	$11.2	$3.0
Foreign exchange	1.6	(0.1)	(5.7)	—	(4.1)	(0.1)
Pricing and economics	(3.5)	(3.6)	0.8	(7.7)	(2.7)	(11.3)
Efficiencies	—	7.0	—	2.5	—	9.5
Selling, general and administrative expenses and other items (d)	—	(0.3)	—	5.0	—	4.7
Total	$(4.0)	$1.5	$8.4	$4.3	$4.4	$5.8

(c)	We have presented a reconciliation of Adjusted EBITDA to net income attributable to Tower International, Inc. above.
(d)	When we refer to “selling, general and administrative expenses (“SG&A”) and other items”, the “other items” refer to (i) savings which we generate after implementing restructuring actions, (ii) the costs associated with launching new products, and (iii) one-time items which may include reimbursement of costs.

Adjusted EBITDA

When we analyze Adjusted EBITDA, we separately categorize external factors—volume, product mix and foreign exchange—and all other factors which impact Adjusted EBITDA, which we refer to as “other factors.”

Consolidated Company: Consolidated Adjusted EBITDA increased by $5.8 million or 13% from the three months ended March 31, 2012, reflecting higher volume ($1.8 million) and favorable product mix ($1.2 million). Foreign exchange had a negligible impact. All other factors were net favorable by $2.9 million. Favorable efficiencies ($9.5 million) and favorable SG&A expenses and other items ($4.7 million) were offset partially by unfavorable pricing and economics ($11.3 million).

International Segment: In our International segment, Adjusted EBITDA increased by $1.5 million or 7% from the three months ended March 31, 2012, withstanding lower volume ($2.3 million), which was offset partially by favorable product mix ($0.8 million). Foreign exchange had a negligible impact. All other factors were net favorable by $3.1 million. Favorable efficiencies ($7 million) were offset partially by unfavorable pricing and economics ($3.6 million), principally product pricing and labor costs, and unfavorable SG&A expenses and other items ($0.3 million). SG&A expenses and other items reflect primarily the unfavorable re-allocation of corporate charges ($1.7 million) offset partially by lower launch costs ($1 million).

Americas Segment: In our Americas segment, Adjusted EBITDA increased by $4.3 million or 17% from the three months ended March 31, 2012, reflecting primarily higher volume ($4.1 million) and favorable product mix ($0.4 million). All other factors were net unfavorable by $0.2 million. Unfavorable pricing and economics ($7.7 million), principally product pricing and labor costs, were offset partially by favorable SG&A expenses and other items ($5 million) and favorable efficiencies ($2.5 million). SG&A spending and other items reflect primarily the favorable re-allocation of corporate charges ($1.7 million), exclusion of the non-recurring losses associated with TD&A ($1.6 million), and lower pension expense ($0.6 million).

Restructuring

The following table sets forth our net restructuring expense by type for the periods presented (in millions):

	Three Months Ended March 31,
	2013	2012
Employee termination costs	$0.1	$1.1
Other exit costs	1.6	0.8
Asset impairments	1.0	-
Total	$2.7	$1.9

We restructure our global operations in an effort to align our capacity with demand and to reduce our costs. Restructuring costs include employee termination benefits and other incremental costs resulting from restructuring activities. These incremental costs principally include equipment and personnel relocation costs. Restructuring costs are recognized in our Condensed Consolidated Financial Statements in accordance with FASB ASC No. 420, “Exit or Disposal Obligations,” and appear in our Consolidated Condensed Statement of Operations under a line item entitled “restructuring and asset impairment charges, net (Note 7)”. We believe the restructuring actions discussed below will help our efficiency and results of operations on a going forward basis.

The charges incurred during the three months ended March 31, 2013 related to the ongoing maintenance of facilities closed in our Americas segment as a result of prior actions and an impairment charge on a facility we ceased using. The charges incurred in our International segment related to severance costs in Europe to reduce fixed costs.

The charges incurred during the three months ended March 31, 2012 related to the ongoing maintenance of facilities closed in our Americas segment as a result of prior actions and the charges incurred in our International segment related to severance costs in Europe to reduce fixed costs.

We expect to continue to incur additional restructuring expense in 2013 related primarily to previously announced restructuring actions and may engage in new actions if business conditions warrant further actions. We do not anticipate any additional expense that will be significant, with respect to previously announced actions.

Liquidity and Capital Resources

General

We generally expect to fund expenditures for operations, administrative expenses, capital expenditures and debt service obligations with internally generated funds from operations, and satisfy working capital needs from time-to-time with borrowings under our revolving credit facility or use of cash on hand. As of March 31, 2013, we had available liquidity of approximately $209 million, which we believe is adequate to fund our working capital requirements for at least the next twelve months. We believe that we will be able to meet our debt service obligations and fund our short-term and long-term operating requirements for at least the next twelve months with cash flow from operations, cash on hand, and borrowings under our revolving credit facility.

Cash Flows and Working Capital

The following table shows the components of our cash flows from continuing operations for the periods presented (in millions):

	Three Months Ended March 31,
	2013	2012
Net cash provided by / (used in):
Operating activities	$1.3	$14.1
Investing activities	(14.6)	(28.7)
Financing activities	(4.6)	12.4

Net Cash Provided by Operating Activities. During the three months ended March 31, 2013, we generated $1.3 million of cash flow from operations compared with $14.1 million during the three months ended March 31, 2012. The primary reason for this decrease was the unfavorable fluctuation in working capital items which was offset partially by higher production volumes in 2013 that increased revenues and profitability. During the three months ended March 31, 2013, we utilized $27.1 million of cash through working capital items compared to $10.6 million during the three months ended March 31, 2012. The $16.5 million change reflects primarily the unfavorable timing of the net effects of payments and receipts of customer funded tooling of $25 million and the unfavorable fluctuation in net trade accounts receivable and payable of $4.6 million, offset partially by a favorable inventory fluctuation between the two periods of $8.9 million.

Net Cash Used in Investing Activities. Net cash utilized in investing activities was $14.6 million during the three months ended March 31, 2013 compared to $28.7 million during the three months ended March 31, 2012. The $14.1 million change in cash used reflects the decrease in capital expenditures related primarily to the timing of program launches and expansion in China in 2012.

Net Cash Provided by/(Used in) Financing Activities. Net cash utilized in financing activities was $4.6 million during the three months ended March 31, 2013 compared to cash generated of $12.4 million during the three months ended March 31, 2012. The $17 million change was attributable primarily to decreased borrowings.

Working Capital

We manage our working capital by monitoring key metrics principally associated with inventory, accounts receivable and accounts payable. Our quarterly average inventory days on hand has decreased from 17 days during the fourth quarter of 2012 to 16 days during the first quarter of 2013. Even though days on hand decreased, our inventory levels increased from $81.3 million at December 31, 2012 to $87.3 million at March 31, 2013. The increase reflects higher sales in the first quarter of 2013 compared to the fourth quarter of 2012. We actively manage our inventory balances to minimize the inventory on hand which is facilitated by our customers’ just-in-time manufacturing processes. We are implementing additional inventory control measures during 2013 in an effort to reduce inventory days on hand to lower levels.

We have continued our efforts to match the terms on which we pay our suppliers with the payment terms we receive from our customers in an effort to remain cash flow neutral with respect to our trade payables and receivables. Our accounts receivable balance increased from $266.1 million as of December 31, 2012, to $329 million as of March 31, 2013. The increase reflects increased revenues during the first quarter of 2013 compared to the fourth quarter of 2012.

Our accounts payable balance increased from $264.9 million as of December 31, 2012, to $306.2 million as of March 31, 2013. The change reflects primarily the increase of trade accounts payable, reflecting primarily the matching of terms with our customers and vendors, as described above, and the increase of accounts payable related to customer funded tooling, which resulted from the timing of customer programs.

On March 31, 2013 and December 31, 2012, we had working capital balances of $103 million and $94 million, respectively. We have a substantial portion of our short-term debt that is subject to renewal. Historically, we have been successful in renewing this debt as it becomes due.

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

Sources and Uses of Liquidity

Our available liquidity at March 31, 2013 was approximately $209 million, which consisted of $111.1 million of cash on hand and unutilized borrowing availability of $91 million and $7.2 million, respectively, under our U.S. and foreign credit facilities. A significant portion of our cash balance is located at foreign subsidiaries, including China, and is presently being used to fund growth at those locations. Periodically, we remit cash from China in the form of dividends. As of December 31, 2012 and March 31, 2012, we had available liquidity of approximately $207 million and $190.4 million, respectively, excluding the cash and availability at our discontinued operation.

As of March 31, 2013, we had short-term debt of $69.1 million, of which $23.3 million related to debt in Europe, $18.6 million related to receivables factoring in Europe, $17.8 million related to debt in Brazil, $9 million related to debt in China, and $0.4 million of other debt. The majority of our Brazilian debt is subject to renewal. Historically, we have been successful in renewing this debt on an annual basis, but we cannot assure you that this debt will continue to be renewed or, if renewed, that this debt will continue to be renewed under the same terms. The receivables factoring in Europe consists of uncommitted, demand facilities which are subject to termination at the discretion of the banks, although we have not experienced any terminations by the banks. We believe that we will be able to continue to renew the majority of our Brazilian debt and to continue the receivables factoring in Europe.

During the first quarter of 2013:

•	In China, we obtained a fixed rate secured line of credit of $1 million (Rmb 6 million), of which the entire amount was outstanding. The credit line has a maturity date of February 2014 and bears an interest rate of 7.2%.

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

	Three Months Ended
	March 31,
	2013	2012
Net cash provided by continuing operating activities	$1.3	$14.1
Cash disbursed for purchases of property, plant, and equipment, net	(14.6)	(28.7)
Free cash flow	$(13.3)	$(14.6)

Free cash flow was negative $13.3 million during the three months ended March 31, 2013 compared to negative $14.6 million during the three months ended March 31, 2012. The $1.3 million difference in free cash flow reflects primarily the unfavorable fluctuation in working capital items during the three months ended March 31, 2013 offset partially by decreased capital spending.

Debt

As of March 31, 2013, we had outstanding indebtedness, excluding capital leases, of approximately $480.1 million, which consisted of the following:

•	$40 million indebtedness outstanding under our asset-based lending revolving credit facility;

•	$355.2 million (net of a $6.8 million discount) of indebtedness outstanding on our senior secured notes;

•	$84.5 million of foreign subsidiary indebtedness; and

•	$0.4 million of indebtedness owed to the Detroit Investment Fund.

For information regarding our recently completed tender offer, in which we repurchased approximately $276 million of our senior secured notes, and the recently provided $420 million term loan facility, see note 18 of the Notes to the Company’s Condensed Consolidated Financial Statements.

Our asset-based revolving credit facility, which we refer to as our Amended ABL Revolver, provides for a revolving credit facility in the aggregate amount of $150 million, subject to a borrowing base limitation. Our Amended ABL Revolver provides for the issuance of letters of credit in an aggregate amount not to exceed $50 million, provided that the total amount of credit (inclusive of revolving loans and letters of credit) extended under our Amended ABL Revolver is subject to an overall cap, on any date, equal to the lesser of $150 million or the amount of the borrowing base on such date. The borrowing base is based upon the value of certain of our assets, including certain of our accounts receivable, inventory and property, plant, and equipment, and thus changes from time to time depending on the value of the assets included within the borrowing base. The administrative agent for this facility causes to be performed an appraisal of the assets (other than the accounts receivable) included in the calculation of the borrowing base either on an annual basis or, if our availability under the facility is less than the greater of (i) 15% of the total commitment (which is currently $150 million) or (ii) $22.5 million during any twelve month period, as frequently as on a semi-annual basis. In addition, if certain material defaults under the facility have occurred and are continuing, the administrative agent has the right to perform any such appraisal as often as it deems necessary in its sole discretion. Our administrative agent may make adjustments to our borrowing base pursuant to these appraisals. These adjustments may negatively impact our ability to obtain revolving loans or support our letters of credit needs under our Amended ABL Revolver. Based on the value of our assets at March 31, 2013, we were entitled to borrow $131 million under our Amended ABL Revolver at March 31, 2013. On that date, we had $40 million of borrowings under the Amended ABL Revolver and no letters of credit outstanding under the Amended ABL Revolver. Thus, we could have borrowed an additional $91 million under the Amended ABL Revolver as of March 31, 2013, calculated as follows (in millions):

Revolver borrowing base	$131.0
Borrowings on revolver	40.0
Letters of credit outstanding on revolver	-
Availability	$91.0

Our Amended ABL Revolver bears interest at a base rate plus a margin or at LIBOR plus a margin. The applicable margin is determined by reference to the average availability under the Amended ABL Revolver over the preceding three months. The applicable margins as of March 31, 2013 were 2.25% and 3.25% for base rate and LIBOR based borrowings, respectively. Borrowings outstanding under our Amended ABL Revolver may vary significantly from time to time depending on our cash needs at any given time. Our Amended ABL Revolver matures in June 2016.

Our Amended ABL Revolver contains customary covenants applicable to certain of our subsidiaries, including a financial maintenance covenant ratio (the “Fixed Charge Coverage Ratio”) based on the ratio of consolidated Adjusted EBITDA to consolidated fixed charges, each as defined in the agreement. If less than 12.5% of the total commitment is available under the facility for more than two consecutive days, we are required to maintain a consolidated Fixed Charge Coverage Ratio of not less than 1.00 to 1.00 on a rolling four quarter basis. If we are required at any time to maintain the consolidated Fixed Charge Coverage Ratio, such requirement will end if more than 12.5% of the total commitment is available (provided that such number cannot be less than $12.5 million) for twenty consecutive days. Our Letter of Credit Facility contains the same Fixed Charge Coverage Ratio as set forth in the Amended ABL Revolver (as such covenant is only applicable under the Letter of Credit Facility Agreement to the same extent, and at the same times, that it is applicable under the Amended Revolving Credit Facility Agreement). During the first quarter of 2013, we were not required to maintain the Fixed Charge Coverage Ratio; thus, we were in compliance with our covenants. Our financial condition and liquidity would be adversely impacted by the violation of any of our covenants.

The indenture governing our senior secured notes contains a provision that gives each holder of the notes the right, upon a change of control, to require the Issuers to purchase all or any part of such holder’s notes at a purchase price in cash equal to 101% of the principal amount thereof plus accrued and unpaid interest. We may also redeem some or all of the notes on the terms and subject to the conditions set forth in the indenture.

The indenture governing the notes contains customary covenants applicable to our subsidiaries and places some restrictions on Tower International, Inc. The indenture governing the notes contains certain restrictions on, among other things, our subsidiaries’ ability to: incur debt; incur liens; declare or make distributions to us or our equity holders; repay debt; enter into mergers, acquisitions and other business combinations; engage in asset and equity sales; enter into sale and lease-back transactions; enter into restrictive agreements; and enter into transactions with affiliates. The indenture governing the notes includes customary events of default, including, but not limited to, in respect of payment defaults; breaches of covenants; bankruptcy; material judgments; failure to have perfected liens on substantially all or all the collateral securing the notes; and cross-acceleration to material indebtedness.

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

Off-Balance Sheet Obligations

Our only off-balance sheet obligations consist of obligations under our Letter of Credit Facility. As of March 31, 2013, letters of credit outstanding were $21.1 million under such facility.

Our Letter of Credit Facility initially provided for the issuance of up to $38 million of letters of credit with a sublimit for Euro denominated letters of credit (with an option to increase the Letter of Credit Facility to $44.5 million in the future). On January 9, 2012, we amended our Letter of Credit Facility Agreement to reduce it from $30 million to $28 million. On June 7, 2012, we amended our Letter of Credit Facility Agreement to reduce it from $28 million to $25.5 million. On March 28, 2013, we amended our Letter of Credit Facility Agreement to reduce it from $25.5 million to $22.5 million. Upon a third party drawing on letters of credit issued under the Letter of Credit Facility, we will become obligated to pay to the lenders the amounts so drawn. The expiration date of the Letter of Credit Facility is June 13, 2014. Applicable fees are 8.5% on the total amount of the facility.

Net Debt

Net debt is a non-GAAP measure that represents total debt less cash and cash equivalents. We regard net debt as a useful measure of our outstanding debt obligations. Our use of the term “net debt” should not be understood to mean that we will use any cash on hand to repay debt. Net debt is calculated as follows (in millions):

	As of March 31,	As of December 31,
	2013	2012
Total debt	$491.5	$497.0
Cash and cash equivalents	(111.1)	(113.9)
Net debt	$380.4	$383.1

Net debt was $380.4 million as of March 31, 2013 compared to $383.1 million as of December 31, 2012. The $2.7 million change reflects primarily the net proceeds received from the sale of the Company’s South Korean subsidiary offset partially by unfavorable free cash flow and the repurchase of treasury shares in connection with the vesting of certain RSUs.

Disclosure Regarding Forward-Looking Statements

This report contains statements which constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including but not limited to statements relating to trends in the operations, financial results, business and products of our Company and anticipated production trends. The forward-looking statements can be identified by words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” “project,” and other similar expressions. Forward-looking statements are made as of the date of this report and are based upon management’s current expectations and beliefs concerning future developments and their potential effects on us. Such forward-looking statements are not guarantees of future performance. The following important factors, as well as any risk factors described elsewhere in this report or in our Annual Report on Form 10-K for the year ended December 31, 2012, could cause actual results to differ materially from estimates or expectations reflected in such forward-looking statements:

•	global automobile production volumes;

•	the financial condition of our customers and suppliers;

•	our ability to make scheduled payments of principal or interest on our indebtedness and comply with the covenants and restrictions contained in the instruments governing our indebtedness;

•	our ability to refinance our indebtedness;

•	risks associated with non-U.S. operations, including foreign exchange risks and economic uncertainty in some regions;

•	any increase in the expense and funding requirements of our pension and other postretirement benefits;

•	our customers’ ability to obtain equity and debt financing for their businesses;

•	our dependence on our large customers;

•	pricing pressure from our customers;

•	work stoppages or other labor issues at our facilities or at the facilities of our customers or suppliers;

•	our ability to integrate acquired businesses;

•	risks associated with business divestitures; and

•	costs or liabilities related to environmental and safety regulations.

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

Interest Rate Risk

At March 31, 2013, we had total debt, excluding capital leases, of $480.1 million (net of a $6.8 million discount), consisting of fixed rate debt of $391 million (81%) and floating rate debt of $89.1 million (19%). Our floating rate debt is primarily held by our international subsidiaries. Assuming no changes in the monthly average variable-rate debt levels of $85.4 million and $96 million (excluding the debt at our discontinued operation) for the three months ended March 31, 2013 and 2012, respectively, we estimate that a hypothetical change of 100 basis points in the LIBOR and alternate base rate interest rates would have impacted interest expense for each of the three months ended March 31, 2013 and 2012 by $0.2 million and $0.2 million, respectively. A 100 basis point increase in interest rates would not materially impact the fair value of our fixed rate debt.

Foreign Exchange Risk

A significant portion of our revenues is derived from manufacturing operations in Europe, China and Brazil. The results of operations and financial condition of our non-United States businesses are principally measured in their respective local currency and translated into U.S. dollars. The effects on us of foreign currency fluctuations in Europe, China and Brazil are mitigated by the fact that expenses are generally incurred in the same currency in which revenues are generated, since we strive to manufacture our products in close proximity to our customers. Nevertheless, the reported income of our foreign subsidiaries will be higher or lower depending on a weakening or strengthening of the U.S. dollar against the respective foreign currencies.

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

Our strategy for managing currency risk relies primarily upon conducting business in a foreign country in that country’s currency. We may, from time to time, also participate in hedging programs intended to reduce our exposure to currency fluctuations. We believe that the effect of a 100 basis point movement in foreign currency rates against the U.S. dollar would not have materially affected our results of operations or cash flows for the three months ended March 31, 2013 and 2012. However, we believe that the movement in the Euro to the U.S. dollar has the potential to materially affect our stockholders’ equity because we estimated that a hypothetical change of 100 basis points in the Euro to the U.S. dollar exchange rate would have impacted stockholders’ equity by approximately $2.6 million as of December 31, 2013. We do not believe a 100 basis point movement in other foreign currencies would have a material impact on our stockholders’ equity.

Inflation

Despite recent declines, we have experienced a continued rise in inflationary pressures impacting certain commodities, such as petroleum-based products, resins, yarns, ferrous metals, base metals and certain chemicals. Additionally, because we purchase various types of equipment, raw materials and component parts from our suppliers, we may be adversely affected by their inability to adequately mitigate inflationary, industry, or economic pressures. The overall condition of our supply base may possibly lead to delivery delays, production issues or delivery of non-conforming products by our suppliers in the future. As such, we continue to monitor our vendor base for the best sources of supply and work with those vendors and customers to attempt to mitigate the impact of the pressures mentioned above

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2013. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of March 31, 2013, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1A. Risk Factors.

There have been no material changes in our risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities

On March 1, 2013, one-third of the stock options and restricted stock units (“RSUs”) granted on March 1, 2011 vested.  On March 6, 2013, one-third of the stock options and restricted stock units (“RSUs”) granted on March 6, 2012 vested. We reduced the number of shares issuable upon vesting to cover the minimum statutory withholding taxes for certain of the vested participants. This information is reflected in the table below:

Period	Total Number of Shares (or Units) Purchased	Weighted Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (1)
January 1 through January 31, 2012	-	$-
February 1 through February 29, 2012	-	-
March 1 through March 31, 2012	22,044	12.47
Total	22,044	$12.47

(1) We have not announced a general plan or program to purchase shares.

Item 6. Exhibits.

10.1	Term Loan and Guaranty Agreement, dated as of April 23, 2013, by and among the Registrant, Tower Automotive Holdings USA, LLC, as borrower, Tower Automotive Holdings I, LLC, Tower Automotive Holdings II(a), LLC, Tower Automotive Holdings II(b), LLC and certain other domestic subsidiaries of Tower International, I, LLC as Guarantors, each of the financial institutions from time to time party thereto as lenders, and Citibank, N.A., as administrative agent for the lenders, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed April 24, 2013 and incorporated herein by reference.

10.2	Amendment to the Amended and Restated Revolving Credit and Guaranty Agreement, dated as of April 22, 2013, by and among the Registrant, Tower Automotive Holdings USA, LLC, as borrower, Tower Automotive Holdings I, LLC, Tower Automotive Holdings II(a), LLC, Tower Automotive Holdings II(b) and certain other domestic subsidiaries of Tower International, I LLC as Guarantors, each of the financial institutions from time to time party thereto as lenders, and JPMorgan Chase Bank, N.A., as administrative agent for the lenders, filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed April 24, 2013 and incorporated herein by reference.

10.3	Amendment to Letter of Credit Facility Agreement, dated as of April 22, 2013, among Tower Automotive Holdings USA, LLC, the Registrant, JPMorgan Chase Bank, N.A., as L/C participant and JPMorgan Chase Bank, N.A., as administrative agent and issuing lender, filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed April 24, 2013 and incorporated herein by reference.

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer

32.1	Section 1350 Certification of the Chief Executive Officer *

32.2	Section 1350 Certification of the Chief Financial Officer *

101.INS	XBRL Instance Document **

101.SCH	XBRL Taxonomy Extension Scheme Document **

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **

101.LAB	XBRL Taxonomy Extension Label Linkbase Document **

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **

__________________________

*	Furnished, not filed
**	Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Exchange Act and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tower International, Inc.

Date: May 2, 2013	/s/ James C. Gouin
James C. Gouin
Chief Financial Officer

Index to Exhibits

10.1	Term Loan and Guaranty Agreement, dated as of April 23, 2013, by and among the Registrant, Tower Automotive Holdings USA, LLC, as borrower, Tower Automotive Holdings I, LLC, Tower Automotive Holdings II(a), LLC, Tower Automotive Holdings II(b), LLC and certain other domestic subsidiaries of Tower International, I, LLC as Guarantors, each of the financial institutions from time to time party thereto as lenders, and Citibank, N.A., as administrative agent for the lenders, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed April 24, 2013 and incorporated herein by reference.

10.2	Amendment to the Amended and Restated Revolving Credit and Guaranty Agreement, dated as of April 22, 2013, by and among the Registrant, Tower Automotive Holdings USA, LLC, as borrower, Tower Automotive Holdings I, LLC, Tower Automotive Holdings II(a), LLC, Tower Automotive Holdings II(b) and certain other domestic subsidiaries of Tower International, I LLC as Guarantors, each of the financial institutions from time to time party thereto as lenders, and JPMorgan Chase Bank, N.A., as administrative agent for the lenders, filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed April 24, 2013 and incorporated herein by reference.

10.3	Amendment to Letter of Credit Facility Agreement, dated as of April 22, 2013, among Tower Automotive Holdings USA, LLC, the Registrant, JPMorgan Chase Bank, N.A., as L/C participant and JPMorgan Chase Bank, N.A., as administrative agent and issuing lender, filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed April 24, 2013 and incorporated herein by reference.

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer

32.1	Section 1350 Certification of the Chief Executive Officer *

32.2	Section 1350 Certification of the Chief Financial Officer *

101.INS	XBRL Instance Document **

101.SCH	XBRL Taxonomy Extension Scheme Document **

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **

101.LAB	XBRL Taxonomy Extension Label Linkbase Document **

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **

__________________________

*	Furnished, not filed
**	Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Exchange Act and otherwise are not subject to liability under those sections.

