Form 10-Q
period 2013-06-30
Tower International, Inc.
filed 2013-07-31
CIK 1485469

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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

Yes ☐    No ☑

As of July 26, 2013, there were 20,427,421 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

Tower International, Inc. and Subsidiaries

Form 10-Q

Table of Contents

		Page

PART I. Financial Information

Item 1.	Financial Statements (unaudited):

	Condensed Consolidated Balance Sheets at June 30, 2013 and December 31, 2012	1

	Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2013 and 2012	2

	Condensed Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2013 and 2012	3

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2013 and 2012	4

	Notes to Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	43

Item 4.	Controls and Procedures	44

PART II. Other Information

Item 1A.	Risk Factors	45

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	45

Item 5.	Other Information	45

Item 6.	Exhibits	46

Signatures

Exhibit Index

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer

32.1	Section 1350 Certification of the Chief Executive Officer

32.2	Section 1350 Certification of the Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Scheme Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

PART 1 — FINANCIAL INFORMATION

ITEM 1. Financial Statements.

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data - unaudited)

	June 30, 2013	December 31, 2012

ASSETS
Cash and cash equivalents	$118,182	$113,943
Restricted cash (Note 8)	45,150	-
Accounts receivable, net of allowance of $2,158 and $4,105	332,387	266,138
Inventories (Note 3)	80,511	81,336
Deferred tax asset - current	8,042	10,447
Prepaid tooling, notes receivable, and other	85,221	96,349
Total current assets	669,493	568,213

Property, plant, and equipment, net	522,600	573,148
Goodwill (Note 6)	63,684	64,793
Deferred tax asset - non-current	3,168	3,149
Other assets, net	40,281	28,819
Total assets	$1,299,226	$1,238,122

LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term debt and current maturities of capital lease obligations (Note 8)	$74,486	$74,605
Accounts payable	311,882	264,897
Accrued liabilities	116,548	134,664
Total current liabilities	502,916	474,166

Long-term debt, net of current maturities (Note 8)	518,065	411,590
Obligations under capital leases, net of current maturities (Note 8)	10,055	10,783
Deferred tax liability - non-current	10,778	13,021
Pension liability (Note 10)	93,341	100,780
Other non-current liabilities	83,937	86,908
Total non-current liabilities	716,176	623,082
Total liabilities	1,219,092	1,097,248
Commitments and contingencies (Note 17)

Stockholders' Equity:
Tower International, Inc.'s stockholders' equity
Common stock, $0.01 par value, 350,000,000 authorized, 21,021,912 issued and 20,415,837 outstanding at June 30, 2013 and 20,830,425 issued and 20,247,134 outstanding at December 31, 2012	210	208
Additional paid in capital	324,951	321,032
Treasury stock, at cost, 606,075 shares as of June 30, 2013 and 583,291 shares as of December 31, 2012	(8,587)	(8,297)
Accumulated deficit	(279,775)	(237,212)
Accumulated other comprehensive loss (Note 11)	(20,152)	(12,484)
Total Tower International, Inc.'s stockholders' equity	16,647	63,247
Noncontrolling interests in subsidiaries	63,487	77,627
Total stockholders' equity	80,134	140,874

Total liabilities and stockholders' equity	$1,299,226	$1,238,122

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share and per share amounts - unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Revenues	$555,878	$554,952	$1,090,018	$1,084,643
Cost of sales	486,411	484,489	962,491	957,683
Gross profit	69,467	70,463	127,527	126,960
Selling, general, and administrative expenses	33,575	32,546	66,945	68,997
Amortization expense (Note 6)	656	1,142	1,488	2,319
Restructuring and asset impairment charges, net (Note 7)	14,651	2,833	17,331	4,767
Operating income	20,585	33,942	41,763	50,877
Interest expense	21,537	13,955	34,965	27,719
Interest income	341	179	615	473
Other expense (Note 8)	40,928	-	40,928	-
Income / (loss) before provision for income taxes and equity in loss of joint ventures	(41,539)	20,166	(33,515)	23,631
Provision for income taxes (Note 9)	3,644	12,524	7,134	14,666
Equity in loss of joint ventures, net of tax (Note 16)	(165)	-	(165)	-
Income / (loss) from continuing operations	(45,348)	7,642	(40,814)	8,965
Income from discontinued operations, net of tax (Note 4)	-	1,616	-	2,353
Net income / (loss)	(45,348)	9,258	(40,814)	11,318
Less: Net income / (loss) attributable to the noncontrolling interests	(237)	1,600	1,749	3,034
Net income / (loss) attributable to Tower International, Inc.	$(45,111)	$7,658	$(42,563)	$8,284

Weighted average common shares outstanding
Basic	20,362,672	20,134,096	20,312,245	19,912,888
Diluted	20,362,672	20,328,764	20,312,245	20,494,535

Basic income / (loss) per share attributable to Tower International, Inc.:
Income / (loss) per share from continuing operations (Note 12)	$(2.22)	$0.30	$(2.10)	$0.30
Income per share from discontinued operations (Note 12)	-	0.08	-	0.12
Income / (loss) per share (Note 12)	(2.22)	0.38	(2.10)	0.42

Diluted income / (loss) per share attributable to Tower International, Inc.:
Income / (loss) per share from continuing operations (Note 12)	$(2.22)	$0.30	$(2.10)	$0.29
Income per share from discontinued operations (Note 12)	-	0.08	-	0.11
Income / (loss) per share (Note 12)	(2.22)	0.38	(2.10)	0.40

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands - unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Net income / (loss)	$(45,348)	$9,258	$(40,814)	$11,318
Other comprehensive Income / (loss), net of tax:
Foreign currency translation adjustments	88	(19,004)	(7,355)	(8,870)
Unrealized gain on qualifying cash flow hedge, net	324	28	188	11
Other comprehensive income/ (loss)	412	(18,976)	(7,167)	(8,859)
Comprehensive income / (loss)	(44,936)	(9,718)	(47,981)	2,459
Less: Comprehensive income attributable to the noncontrolling interests	15	1,060	2,250	2,692
Comprehensive loss attributable to Tower International, Inc.	$(44,951)	$(10,778)	$(50,231)	$(233)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands - unaudited)

	Six Months Ended June 30,
	2013	2012

OPERATING ACTIVITIES:
Net income / (loss)	$(40,814)	$11,318
Less: Income from discontinued operations, net of tax	-	2,353
Income / (loss) from continuing operations	(40,814)	8,965

Adjustments required to reconcile income / (loss) from continuing operations to net cash provided by operating activities:
Non-cash restructuring and asset impairments, net	11,006	-
Premium on notes redemption and other fees	40,928	-
Deferred income tax provision	103	10,326
Depreciation and amortization	48,637	44,715
Non-cash share-based compensation	2,413	7,357
Pension expense, net of contributions	(7,438)	(7,030)
Change in working capital and other operating items	(43,033)	(34,387)
Net cash provided by continuing operating activities	$11,802	$29,946

INVESTING ACTIVITIES:
Cash disbursed for purchases of property, plant, and equipment, net	$(30,192)	$(60,589)
Investment in joint venture	(6,293)	-
Net proceeds from sale of property, plant, and equipment	9,100	-
Net cash used in continuing investing activities	$(27,385)	$(60,589)

FINANCING ACTIVITIES:
Purchase of treasury stock	$(290)	$(3,165)
Proceeds from borrowings	329,013	337,153
Repayments of borrowings	(325,748)	(300,600)
Proceeds from borrowings on Term Loan Credit Facility	417,900	-
Partial redemption of notes	(318,992)	-
Premium paid on partial redemption of notes and other fees	(40,928)	-
Cash resticted for notes redemption	(45,150)	-
Debt financing costs	(8,437)	-
Proceeds from stock options exercised	1,506	-
Noncontrolling interest dividends	(4,477)	-
Net cash provided by continuing financing activities	$4,397	$33,388

Discontinued operations:
Net cash from discontinued operating activities	$-	$(7,829)
Net cash from discontinued investing activities	15,694	(14,952)
Net cash from discontinued financing activities	-	7,893
Net cash from discontinued operations	$15,694	$(14,888)

Effect of exchange rate changes on continuing cash and cash equivalents	$(269)	$595

NET CHANGE IN CASH AND CASH EQUIVALENTS	$4,239	$(11,548)

CASH AND CASH EQUIVALENTS:
Beginning of period	$113,943	$134,984

End of period	$118,182	$123,436

Supplemental Cash Flow Information:
Interest paid, net of amounts capitalized	$30,145	$25,853
Income taxes paid	6,503	6,946
Non-cash Activities:
Capital expenditures in liabilities for purchases of property, plant, and equipment	$14,686	$12,252

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Organization and Basis of Presentation

Tower International, Inc. and its subsidiaries (collectively referred to as the “Company” or “Tower International”) is a leading integrated global manufacturer of engineered structural metal components and assemblies, primarily serving automotive original equipment manufacturers (“OEMs”), including Volkswagen Group, Ford, Chrysler, Fiat, Volvo, Nissan, Daimler, Toyota, BMW, Honda, Chery, PSA, and Geely. Products include body-structure stampings, frame and other chassis structures, as well as complex welded assemblies for small and large cars, crossovers, pickups, and sport utility vehicles (“SUVs”). Including both wholly owned subsidiaries and majority owned subsidiaries, the Company has strategically located production facilities in Brazil, the United States, Belgium, Czech Republic, Germany, Italy, Poland, Slovakia, and China, supported by engineering and sales locations in Brazil, the United States, Germany, Italy, China, India, and Japan.

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

Note 2. New Accounting Pronouncements Not Yet Adopted

As of June 30, 2013, the Company has adopted all accounting pronouncements affecting the Company.

Note 3. Inventories

Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (“FIFO”) method. In addition, the Company uses a valuation account for inventory obsolescence, which is not material for any period presented. Maintenance, repair, and non-productive inventory, which are considered consumables, are expensed when acquired in cost of sales. Inventories consist of the following (in thousands):

	June 30, 2013	December 31, 2012
Raw materials	$34,209	$32,781
Work in process	20,948	22,735
Finished goods	25,354	25,820
Total	$80,511	$81,336

Note 4. Discontinued Operations and Assets Held for Sale

On December 28, 2012, the Company’s subsidiaries, Tower Automotive Holdings Asia B.V. and Tower Automotive International Holdings B.V. (the “Sellers”), entered into a Stock Purchase Agreement (“Agreement”) with SJ Holdings, Inc., a subsidiary of SECO (“Buyer”), and consummated the divestiture of its Korean subsidiary, Seojin Industrial Company Ltd. (“Seojin”). Pursuant to the Agreement, the Buyer assumed the outstanding debt of Seojin and acquired all of the outstanding capital stock of Seojin for a purchase price of fifty billion Korean Won (approximately $47 million USD), of which the Company received 50% on December 28, 2012 and 40% on January 31, 2013. During the six months ended June 30, 2013, the Company received $18.6 million and paid transaction costs of $2.9 million in connection with the sale of Seojin. Pursuant to the terms of the Agreement, the Company expects to receive the remaining 10% in December 2013. As of June 30, 2013, the Company had a receivable recorded of approximately $4.4 million for the payments to be received in December 2013. This receivable is included in prepaid tooling, notes receivable, and other in the Condensed Consolidated Balance Sheets. Seojin has been presented as a discontinued operation in accordance with FASB ASC No. 205, Discontinued Operations.

The following table discloses selected financial information of the discontinued operation in the International segment (in thousands):

	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
Revenues	$88,905	$176,777

Income before provision for income taxes	$2,072	$3,017
Provision for income taxes	456	664
Income from discontinued operation	$1,616	$2,353

As of June 30, 2013, the Company had two locations that were considered held for sale in accordance with FASB ASC No. 360, Property, Plant, and Equipment. The two locations were Bergisch Gladbach, Germany, and Romulus, Michigan. During the second quarter of 2013 the Company reached an agreement to sell the Bergisch and Romulus facilities. The proceeds from the sale are expected to be received during the third quarter of 2013. Assets held for sale are included in prepaid tooling, notes receivable, and other.

The following table summarizes assets held for sale by category (in thousands):

June 30, 2013
Land	$2,607
Building	465
Total	$3,072

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

The components of capitalized tooling costs are as follows (in thousands):

	June 30, 2013	December 31, 2012
Customer-owned tooling, net	$42,894	$33,308
Company-owned tooling	3,522	967
Total tooling, net	$46,416	$34,275

Any gain recognized, which is defined as the excess of reimbursement over cost, is amortized over the life of the program. If estimated costs are expected to be in excess of reimbursement, a loss is recorded in the period in which the loss is estimated.

Note 6. Goodwill and Other Intangible Assets

Goodwill

The change in the carrying amount of goodwill is set forth below on a reportable segment and consolidated basis (in thousands):

	International	Americas	Consolidated
Balance at December 31, 2012	$61,826	$2,967	$64,793
Currency translation adjustment	(867)	(242)	(1,109)
Balance at June 30, 2013	$60,959	$2,725	$63,684

Intangibles

The Company has certain intangible assets that are related to customer relationships in Europe and Brazil. These intangible assets have definite lives and are amortized on a straight-line basis, which approximates the recognition of related revenue, over the estimated lives of the related assets. The intangible assets are recorded in other assets, net in the Condensed Consolidated Balance Sheets. The Company anticipates amortization expense of $2.8 million and $1.6 million for the years ended December 31, 2013 and 2014, respectively, at which time no further amortization expense will be incurred. The Company has incurred amortization expense of $0.7 million and $1.5 million, respectively, for the three and six months ended June 30, 2013. The Company incurred amortization expense of $1.1 million and $2.3 million, respectively, for the three and six months ended June, 2012. The following table presents information about the intangible assets of the Company at June 30, 2013 and December 31, 2012, respectively (in thousands):

		As of June 30, 2013		As of December 31, 2012
	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible:
Europe	7 years	$15,944	$13,884	$15,978	$12,759
Brazil	7 years	5,471	4,755	5,532	4,392
Total		$21,415	$18,639	$21,510	$17,151

Note 7. Restructuring and Asset Impairment Charges

As of June 30, 2013, the Company has executed various restructuring plans and may execute additional plans in the future to realign manufacturing capacity to prevailing global automotive production and to improve the utilization of existing facilities. Estimates of restructuring charges are based on information available at the time such charges are recorded. Due to the inherent uncertainty involved in estimating restructuring expenses, actual amounts paid for such activities may differ from amounts initially recorded. Accordingly, the Company may record revisions of previous estimates by adjusting previously established reserves.

Restructuring and Asset Impairment Charges

Net restructuring and asset impairment charges for each of the Company’s reportable segments include the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
International	$1,170	$716	$1,215	$1,753
Americas	13,481	2,117	16,116	3,014
Consolidated	$14,651	$2,833	$17,331	$4,767

The following table sets forth the Company’s net restructuring and asset impairment charges by type for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Employee termination costs	$889	$760	$1,044	$1,858
Other exit costs	3,711	2,073	5,281	2,909
Asset impairment	10,051	-	11,006	-
Restructuring and asset impairment charges, net	$14,651	$2,833	$17,331	$4,767

The charges incurred during the six months ended June 30, 2013 and 2012 related primarily to the following actions:

2013 Actions

During the three and six months ended June 30, 2013, the charges incurred in the Americas segment related to the closure of Tower Defense & Aerospace, LLC (“TD&A”) (described below), the ongoing maintenance expense of facilities closed as a result of prior actions, and an impairment charge on a facility in Romulus, Michigan that the Company ceased using during the first quarter of 2013. The charges incurred in the International segment related to an impairment charge on the Bergisch facility that was classified as held for sale during the second quarter of 2013 and severance costs to reduce fixed costs.

Tower Defense & Aerospace

In April 2013, the Company’s Board determined to close the operations of TD&A. In June 2013, the Company received $9.1 million in cash proceeds for the sale of substantially all of TD&A’s assets. In connection with such closure, the Company incurred $11.5 million of restructuring charges, of which $8.2 million represents an impairment charge, $2.8 million represents other exit costs, and $0.5 million represents severance costs. The Company does not anticipate that it will incur additional restructuring charges during the third quarter of 2013. As of June 30, 2013, the Company has a liability recorded of $0.5 million related to severance costs and lease buy-outs for such closure.

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

Restructuring Reserve

The following table summarizes the activity in the restructuring reserve by segment, reflected in accrued liabilities, for the above-mentioned actions through June 30, 2013 (in thousands):

	International	Americas	Consolidated
Balance at December 31, 2012	$897	$1,634	$2,531
Payments	(882)	(664)	(1,546)
Increase	177	867	1,044
Adjustment	-	(20)	(20)
Balance at June 30, 2013	$192	$1,817	$2,009

Except as disclosed in the table above, the Company does not anticipate incurring additional material cash charges associated with the actions described above. The increase in the liability above does not agree with the restructuring charges in the table above as certain items related to the actions described are expensed as incurred. The liability primarily relates to severance, with the exception of costs accrued resulting from the ceased use of a facility in North America during the first quarter of 2012.

The liability decreased during the first six months of 2013 primarily due to severance payments made related to prior accruals. The majority of the $2 million restructuring reserve accrued as of June 30, 2013, is expected to be paid in 2013.

During the six months ended June 30, 2013, the Company incurred payments related to prior accruals in Europe and North America of $0.9 million and $0.7 million, respectively.

Note 8. Debt

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

The proceeds of the initial term loan disbursed under the Term Loan Credit Agreement were used upon, and are expected to be used following, the closing of the Term Loan Credit Facility, to redeem, repurchase, or otherwise discharge all or a portion of the outstanding 10.625% Senior Secured Notes due 2017 (the “10.625% Senior Secured Notes” or the “notes”) previously issued pursuant to that certain Indenture, dated as of August 24, 2010, by and among the Term Loan Borrower and TA Holdings Finance, Inc., as issuers, the Company and certain of its direct and indirect subsidiaries as guarantors, and Wilmington Trust FSB as trustee, and to pay all accrued and unpaid interest thereon and related fees and expenses, including a tender premium, in connection with the tender offer described below.

The initial term loans made under the Term Loan Credit Agreement bear interest at (i) an alternate base rate (which is the highest of the Prime Rate, the Federal Funds Effective Rate plus 1/2% and the Adjusted LIBO Rate (as each such term is defined in the Term Loan Credit Agreement) for a one month interest period plus 1%) plus a margin of 3.50% or (ii) the Adjusted LIBO Rate (calculated by multiplying the applicable LIBOR by a statutory reserve rate, with a floor of 1.25) plus a margin of 4.50%.

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

As of June 30, 2013, the outstanding principal balance of the Term Loan Credit Facility was $418 million (net of a remaining $2 million original issue discount) and the interest rate was 5.75% per annum.

Senior Secured Notes

On August 24, 2010, the Company’s subsidiaries, Tower Automotive Holdings USA, LLC and TA Holdings Finance, Inc. (collectively, the “Issuers”), issued $430 million of 10.625% Senior Secured Notes (the “notes offering”). The notes were issued at an original issue discount of $12.8 million and bear an annual interest rate of 10.625%. The original issue discount is being amortized on a straight-line basis, which approximates the effective interest method, through interest expense over the term of the notes, which increases the effective annual interest rate to 11.25%. The notes mature on September 1, 2017. The notes are jointly and severally and unconditionally guaranteed by the Company on a senior unsecured basis and by the existing domestic subsidiaries of the Company, other than the Issuers, that are guarantors under Tower Automotive Holdings USA, LLC’s existing revolving credit facility (the “Amended ABL Revolver”) (such domestic subsidiaries, the “Subsidiary Guarantors”) on a senior secured basis. The notes are senior secured obligations of the Issuers that, subject to certain permitted liens and exceptions and subject to certain limitations with respect to enforcement, rank equally in right of payment to any existing and future senior indebtedness of the Issuers and are effectively junior to the extent of the collateral securing the Issuers’ and the Subsidiary Guarantors’ obligations on a first priority basis under the Amended ABL Revolver. The notes and the subsidiary guarantees are effectively junior to any existing and future indebtedness of the Company’s subsidiaries that are not guaranteeing the notes. The notes also have covenant restrictions, including formulary limitations on the Company’s ability to pay cash dividends on its common stock.

The notes are secured, on a pari passu basis with the obligations under the Term Loan Credit Facility, by (i) a first priority security interest in certain assets of the Issuers and the Subsidiary Guarantors, other than, inter alia, accounts, chattel paper, inventory, cash, deposit accounts, securities accounts, machinery, equipment and real property and all contract rights, and records and proceeds relating to the foregoing and (ii) on a second priority basis to all other assets of the Issuers and the Subsidiary Guarantors which have been pledged on a first priority basis to the agent for the benefit of the lenders under the Amended ABL Revolver described below.

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

On April 23, 2013, the Company completed a cash tender offer (the “Tender Offer”) to purchase up to $276 million of the outstanding notes. An aggregate principal amount of $362 million of the notes was validly tendered in the Tender Offer and not validly withdrawn. The Company accepted for purchase $276 million in aggregate principal amount of the notes at an aggregate purchase price of 113.58% of the principal amount thereof plus accrued and unpaid interest, which resulted in a premium paid of $37.5 million and a tender fee of $0.7 million that were recognized as other expense. Because the maximum aggregate principal amount of $276 million for the notes was exceeded, the Company did not accept all of the notes tendered for purchase. The notes that were tendered but not accepted were promptly returned to the tendering parties. In connection with such repurchase, the Company accelerated the amortization of the original issue discount by $5.2 million and associated debt issue costs by $3.1 million in the second quarter of 2013. The accelerated amortization of the original issue discount and associated debt issue costs are recorded in the Condensed Consolidated Statement of Operations as interest expense.

On May 24, 2013, the Company redeemed $43 million of the notes at 105% of the principal amount thereof, plus accrued and unpaid interest, which resulted in a premium paid of $2.2 million that was recognized as other expense. In connection with the redemption, the Company accelerated the amortization of the original issue discount by $0.8 million and associated debt issue costs by $0.5 million in the second quarter of 2013. The Company intends to redeem all of the remaining outstanding notes, which as of June 30, 2013, had an outstanding principal balance of $42.2 million (net of a remaining $0.8 million original issue discount), at a redemption price of 105% of the principal amount thereof, plus accrued and unpaid interest, during the third quarter of 2013. Per the Term Loan Credit Agreement, the Company placed $45.2 million into an escrow account to cover this expected third quarter 2013 redemption and associated premium. This cash has been presented as restricted cash in the Condensed Consolidated Balance Sheet. On July 10, 2013, the Issuers, in accordance with the Indenture, delivered notice to the noteholders that such redemption would occur on August 26, 2013.

Amended Revolving Credit Facility

On June 19, 2013, the Company entered into a Second Amended and Restated Revolving Credit and Guaranty Agreement (the “Amended Revolving Credit Facility Agreement”) by and among Tower Automotive Holdings USA, LLC (the “Borrower”), the Company, Tower Automotive Holdings I, LLC (“Holdco”), Tower Automotive Holdings II(a), LLC, Tower Automotive Holdings II(b), LLC, the subsidiary guarantors named therein, JPMorgan Chase Bank, N.A., Wells Fargo Capital Finance, LLC and each of the other financial institutions from time to time party thereto, as Lenders and JPMorgan Chase Bank, N.A., as Issuing Lender, as Swing Line Lender and as Administrative Agent (in such capacity, the “Agent”) for the Lenders.

The Amended Revolving Credit Facility Agreement amended and restated in, its entirety, the Amended and Restated Revolving Credit and Guaranty Agreement, dated as of June 13, 2011, by and among the Borrower, its domestic affiliate, and domestic subsidiary guarantors, named therein, and the lenders party thereto, and the Agent. The Amended Revolving Credit Facility Agreement provides for an asset-based revolving credit facility (the “Amended ABL Revolver”) in the aggregate amount of up to $150 million, subject to a borrowing base limitation. The maturity date for the Amended ABL Revolver is June 19, 2018.

Advances under the Amended ABL Revolver will bear interest at an alternate base rate (which is the highest of the Prime Rate, the Federal Funds Rate plus 0.50% and the Adjusted LIBOR Rate (as each such term is defined in the Amended Revolving Credit Facility Agreement) for a one month interest period plus 1%) plus a base rate margin or LIBOR plus a Eurodollar margin. The applicable margins are determined by the average availability under the Amended ABL Revolver over the preceding three consecutive full calendar months and as of the date of the Amended Revolving Credit Facility Agreement were 1.00% per annum and 2.00% per annum for base rate and LIBOR based borrowings, respectively.

The Amended Revolving Credit Facility is guaranteed by the Company, on an unsecured basis, and certain of the Company’s direct and indirect domestic subsidiaries, on a secured basis. The Amended Revolving Credit Facility is secured by the same assets of the Borrower and the subsidiary guarantors that secured the obligations under the prior ABL revolving facility. The Borrower’s and each subsidiary guarantor’s pledge of such assets as security for the obligations under the Amended Revolving Credit Facility is evidenced by a Second Amended and Restated ABL Security Agreement dated as of June 19, 2013 among the Borrower, the guarantors party thereto and the Agent.

The Amended Revolving Credit Facility Agreement contains customary covenants applicable to certain of the Company’s subsidiaries and includes customary events of default and amounts due thereunder may be accelerated upon the occurrence of an event of default.

In connection with the Amended Revolving Credit Facility Agreement, the Company paid debt issue costs of $1.7 million and accelerated the amortization of the debt issue costs associated with the Amended and Restated Revolving Credit and Guaranty Agreement by $0.3 million in the second quarter of 2013. These costs are recorded in the Condensed Consolidated Statement of Operations as interest expense.

As of June 30, 2013, there was $135.6 million of borrowing availability under the Amended ABL Revolver, of which $35 million of borrowings were outstanding and $11.5 million of letters of credit were outstanding. As of June 30, 2013, the applicable margins were 1.25% per annum and 2.25% per annum for base rate and LIBOR based borrowings, respectively, resulting in a weighted average interest rate of 2.25% per annum.

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

The Letter of Credit Facility Agreement originally provided for a letter of credit facility (the “Letter of Credit Facility”) for the issuance of up to $38 million of letters of credit with a sublimit for Euro dominated letters of credit (with an option to increase the Letter of Credit Facility to $44.5 million in the future). Upon a third party drawing on letters of credit issued under the Letter of Credit Facility, the L/C Borrower will become obligated to pay to the lenders the amounts so drawn. The maturity date of the Letter of Credit Facility is June 13, 2014.

The Company has amended the Letter of Credit Facility Agreement to reduce the Letter of Credit Facility on multiple occasions. In addition, on April 22, 2013, the Company amended the Letter of Credit Facility Agreement to, among other things, permit the incurrence of up to $430 million of indebtedness under the Term Loan Credit Agreement and the granting of liens to secure such indebtedness. On June 20, 2013, the Company amended the Letter of Credit Facility Agreement to reduce the Letter of Credit Facility from $22.5 million to $8.5 million (with an option to increase the Letter of Credit Facility to $44.5 million in the future). In connection with the reduction of the Letter of Credit Facility, the Company incurred a breakage fee of $0.6 million in the second quarter of 2013. This fee is recorded in the Condensed Consolidated Statement of Operations as other expense. The remaining terms of the Letter of Credit Facility Agreement have remained the same.

As of June 30, 2013, the outstanding letters of credit under the Letter of Credit Facility were $8.1 million. As of June 30, 2013, an 8.5% per annum fee is due on the total amount of the facility. This fee is subject to change in the future based upon then current market conditions.

The Letter of Credit Facility is guaranteed by the Company and certain of the Company’s direct and indirect domestic subsidiaries on an unsecured basis pursuant to a Guaranty entered into and made on June 13, 2011.

The Letter of Credit Facility is unsecured. The Letter of Credit Facility Agreement contains customary covenants applicable to certain of the Company's subsidiaries. The Letter of Credit Facility Agreement includes customary events of default and amounts due thereunder may be accelerated upon the occurrence of an event of default.

Detroit Investment Fund

The Company assumed an unsecured debt instrument of $1 million owed to the Detroit Investment Fund, L.P. upon the acquisition of substantially all of the assets of W Industries, Inc. in April 2011. The debt instrument required monthly principal and interest payments at an annual interest rate of 8.5%. During the second quarter of 2013, the remaining balance on the debt instrument was repaid in full. As of June 30, 2013, no balance remained outstanding.

Debt Issue Costs

The Company incurred interest expense related to the amortization of debt issue costs of $4.4 million and $4.9 million during the three and six months ended June 30, 2013, respectively. The Company incurred interest expense related to the amortization of debt issue costs of $0.5 million and $1 million during the three and six months ended June 30, 2012, respectively.

Foreign Subsidiary Indebtedness

As of June 30, 2013, the Company had foreign subsidiary indebtedness of $96.2 million, which consisted primarily of borrowings in Europe of $29.1 million, borrowings in Brazil of $28.6 million, receivables factoring in Europe of $22.5 million, and borrowings in China of $16 million.

The change in foreign subsidiary indebtedness from December 31, 2012 to June 30, 2013 is explained by the following (in thousands):

	Europe	Brazil	China
Balance as of December 31, 2012	$43,422	$30,426	$16,380
Maturities of indebtedness	(3,253)	(9,693)	(3,230)
New / renewed indebtedness	6,505	10,310	3,230
Change in borrowings on credit facilities	5,610	-	(522)
Foreign exchange impact	(609)	(2,486)	107
Balance as of June 30, 2013	$51,675	$28,557	$15,965

Generally, borrowings of foreign subsidiaries are made under credit agreements with commercial lenders and are used to fund working capital and other operating requirements.

Europe

As of June 30, 2013, the receivables factoring facilities balance available to the Company was $22.5 million (€17.3 million), of which the entire amount was drawn. The facilities are uncommitted, demand facilities which are subject to termination at the discretion of the banks and bear interest rates based on the average three month EURIBOR plus a spread ranging from 2.15% to 4.13%. The effective annual interest rates as of June 30, 2013 ranged from 2.36% to 3.96%, with a weighted average interest rate of 3.04% per annum. Any receivables factoring under these facilities is with recourse and is secured by the accounts receivable factored. The receivables factoring transactions are recorded in the Company’s Condensed Consolidated Balance Sheets in short-term debt and current maturities of capital lease obligations.

As of June 30, 2013, the secured lines of credit balance available to the Company was $38.3 million (€29.4 million), of which $29.1 million (€22.4 million) was outstanding. The facilities bear an interest rate based on the EURIBOR plus a spread ranging from 2.9% to 4.0% and have maturity dates ranging from October 2013 to April 2015. The effective annual interest rate as of June 30, 2013 was 4.17% per annum. The facilities are secured by certain accounts receivable related to customer funded tooling, mortgages over the land, certain buildings, and other assets and are subject to negotiated prepayments upon the receipt of funds from completed customer projects.

Brazil

As of June 30, 2013, the Company’s Brazilian subsidiary had borrowings of $28.6 million (R$63.7 million) which have annual interest rates ranging from 3% to 14.31% and maturity dates ranging from July 2013 to July 2022. As of June 30, 2013, the weighted average interest rate on the borrowings in Brazil was 10.78% per annum. The loans are provided through bilateral agreements with four local banks and are secured by certain fixed and current assets. Periodic interest and principal payments are required.

During the second quarter of 2013, the Company obtained two term loans with aggregate indebtedness of $10.3 million (R$23 million). One term loan of $9 million (R$20 million) has a maturity date of June 2015 and bears an interest rate of 13.41% per annum. The other term loan of $1.3 million (R$3 million) has a maturity date of February 2018 and bears an interest rate of 3% per annum.

China

As of June 30, 2013, the fixed rate secured lines of credit balance available to the Company was $10.3 million (Rmb 63.8 million), of which the entire amount was outstanding. The credit lines have maturity dates ranging from July 2013 to December 2017 and bear interest rates ranging from 6.44% to 7.68%. As of June 30, 2013, the variable rate secured line of credit balance available to the Company was $5.7 million (Rmb 35 million), of which the entire amount was outstanding. The credit line matures in June 2015. The fixed rate and variable rate secured lines of credit facilities are secured by machinery, equipment, and land rights. The effective annual interest rate on these facilities as of June 30, 2013 was 7.27%.

Covenants

As of June 30, 2013, the Company was in compliance with all financial covenants that govern its credit agreements.

Capital Leases

The Company had capital lease obligations of $11.2 million and $12.5 million as of June 30, 2013 and December 31, 2012, respectively. Of these amounts, $1.2 million and $1.7 million represent the current maturities as of June 30, 2013 and December 31, 2012, respectively. As of June 30, 2013, the Company’s capital lease obligations are scheduled to expire in March 2018.

Note 9. Income Taxes

The Company recognized total income tax expense of $3.6 million and $7.1 million during the three months and six months ended June 30, 2013, respectively. Income tax expense is primarily the result of profitable foreign entities.

During the three months and six months ended June 30, 2012, the Company recognized income tax expense of $12.5 million and $14.7 million, respectively. The income tax expense in the second quarter of 2012 included a non-cash charge of $6.5 million for the recording of a valuation allowance on the Company’s deferred tax assets in Brazil. The remaining income tax expense during the three and six months ended June 30, 2012 resulted primarily from the recognition of foreign income taxes and withholding taxes.

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

The Tower International Consolidated Pension Plan (the “Pension Plan”) provides benefits for certain current and former U.S. employees. Benefits under the Pension Plan are based on years of service and compensation, among other factors. Effective October 1, 2006, the Pension Plan was frozen and ceased accruing any additional benefits. Contributions made by the Company are intended to fund benefits that accrued through October 1, 2006.

The Company sponsors various qualified defined contribution retirement plans. Each plan serves a defined group of employees and has varying levels of Company contributions. The Company’s contributions to certain plans may be required by the terms of the Company’s collective bargaining agreements.

The following tables provide the components of net periodic pension benefit cost and other post-retirement benefit cost (in thousands):

	Pension Benefits		Other Benefits
	Three Months Ended June 30,		Three Months Ended June 30,
	2013	2012	2013	2012
Service cost	$14	$9	$-	$-
Interest cost	2,553	2,911	135	164
Expected return on plan assets (a)	(3,098)	(2,817)	-	-
Net periodic benefit cost / (income)	$(531)	$103	$135	$164

	Pension Benefits		Other Benefits
	Six Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Service cost	$28	$18	$-	$-
Interest cost	5,106	5,822	270	328
Expected return on plan assets (a)	(6,196)	(5,634)	-	-
Net periodic benefit cost / (income)	$(1,062)	$206	$270	$328

(a)	Expected rate of return on plan assets is 7.4% for 2013 and was 7.4% for 2012

The Company expects its minimum pension funding requirements to be $15.1 million during 2013. The Company made contributions of $3.4 million and $6.4 million, respectively, to the Pension Plan during the three and six months ended June 30, 2013.

Additionally, the Company contributed $1.2 million and $2.3 million, respectively, to its defined contribution retirement plans during the three and six months ended June 30, 2013.

Note 11. Stockholders’ Equity and Noncontrolling Interests

The table below provides a reconciliation of the carrying amount of total stockholders’ equity, including stockholders’ equity attributable to Tower International, Inc. (“Tower”) and the noncontrolling interests (“NCI”) (in thousands):

	Six Months Ended June 30,
	2013			2012
	Tower	NCI	Total	Tower	NCI	Total
Stockholders' equity beginning balance	$63,247	$77,627	$140,874	$40,003	$57,457	$97,460
Net income / (loss)	(42,563)	1,749	(40,814)	8,284	3,034	11,318
Other comprehensive income / (loss):
Foreign currency translation adjustments	(7,856)	501	(7,355)	(8,528)	(342)	(8,870)
Unrealized gain on qualifying cash flow hedge, net	188	-	188	11	-	11
Total comprehensive income / (loss)	(50,231)	2,250	(47,981)	(233)	2,692	2,459
Vesting of RSUs	2	-	2	-	-	-
Treasury stock	(290)	-	(290)	(3,165)	-	(3,165)
Share based compensation expense	2,413	-	2,413	7,357	-	7,357
Proceeds received from stock options exercised	1,506	-	1,506	-	-	-
De-consolidation of Chinese Joint Venture	-	(11,913)	(11,913)	-	-	-
Noncontrolling interest dividends	-	(4,477)	(4,477)	-	-	-
Stockholders' equity ending balance	$16,647	$63,487	$80,134	$43,962	$60,149	$104,111

The following table presents the components of accumulated other comprehensive loss (in thousands):

	As of June 30,	As of December 31,	Other Comprehensive Income / (Loss) Attributable to
	2013	2012	Tower
Foreign currency translation	$10,058	$17,914	$(7,856)
Defined benefit plans, net	(30,350)	(30,350)	-
Unrealized gain / (loss) on qualifying cash flow hedge, net	140	(48)	188
Accumulated other comprehensive loss	$(20,152)	$(12,484)	$(7,668)

The following table presents the changes in accumulated other comprehensive loss by component for the three months ended June 30, 2013 (in thousands):

	Unrealized Gains on Qualifying Cash Flow Hedge	Defined Benefit Plan, Net	Foreign Currency Translation Adjustments	Total
Balance as of March 31, 2013	$(184)	$(30,350)	$10,222	$(20,312)
Other comprehensive income / (loss) before reclassifications	263	-	(164)	99
Amounts reclassified from accumulated other comprehensive loss	61	-	-	61
Net current-period other comprehensive income / (loss)	324	-	(164)	160
Balance as of June 30, 2013	$140	$(30,350)	$10,058	$(20,152)

The following table presents the changes in accumulated other comprehensive loss by component for the six months ended June 30, 2013 (in thousands):

	Unrealized Gains on Qualifying Cash Flow Hedge	Defined Benefit Plan, Net	Foreign Currency Translation Adjustments	Total
Balance as of December 31, 2012	$(48)	$(30,350)	$17,914	$(12,484)
Other comprehensive income / (loss) before reclassifications	127	-	(7,856)	(7,729)
Amounts reclassified from accumulated other comprehensive loss	61	-	-	61
Net current-period other comprehensive income / (loss)	188	-	(7,856)	(7,668)
Balance as of June 30, 2013	$140	$(30,350)	$10,058	$(20,152)

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

As the average price of the common stock during each period presented did not exceed the exercise price of certain stock options, the Company excluded 1.5 million of potentially anti-dilutive shares for the three and six months ended June 30, 2013. The Company excluded 1 million of potentially anti-dilutive shares for the three and six months ended June 30, 2012.

A summary of information used to compute basic and diluted net income / (loss) per share attributable to Tower International, Inc. is shown below (amounts in thousands – except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Income / (loss) from continuing operations	$(45,348)	$7,642	$(40,814)	$8,965
Income from discontinued operations, net of tax	-	1,616	-	2,353
Net income / (loss)	(45,348)	9,258	(40,814)	11,318
Less: Net income / (loss) attributable to the noncontrolling interests	(237)	1,600	1,749	3,034
Net income / (loss) attributable to Tower International, Inc.	$(45,111)	$7,658	$(42,563)	$8,284

Basic income / (loss) per share
Continuing operations	$(2.22)	$0.30	$(2.10)	$0.30
Discontinued operations	-	0.08	-	0.12
Net income / (loss) attributable to Tower International, Inc.	(2.22)	0.38	(2.10)	0.42
Basic weighted average shares outstanding	20,362,672	20,134,096	20,312,245	19,912,888

Diluted income / (loss) per share
Continuing operations	$(2.22)	$0.30	$(2.10)	$0.29
Discontinued operations	-	0.08	-	0.11
Net income / (loss) attributable to Tower International, Inc.	(2.22)	0.38	(2.10)	0.40
Diluted weighted average shares outstanding	20,362,672	20,328,764	20,312,245	20,494,535

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

The primary objectives of the Company’s compensation programs are to (i) attract, motivate and retain the best executive officers with the skills necessary to successfully manage the business and (ii) align the interests of the executive officers with stockholders by rewarding them for strong Company performance.

Share-Based Compensation

At June 30, 2013, 1,143,348 shares were available for future grants of options and other types of awards under the 2010 Equity Incentive Plan. Forfeited shares may be re-issued under the plan up to the maximum amount to be issued as defined by the plan.

The following table summarizes the Company’s award activity during the six months ended June 30, 2013:

	Options		Restricted Stock Units
Outstanding at:	Shares	Weighted Average Exercise Price	Shares	Weighted Average Grant Date Fair Value
December 31, 2012	973,745	$12.30	682,415	$11.00
Granted	-	-	120,593	12.98
Options exercised or RSUs vested	(122,625)	12.46	(68,862)	13.67
Forfeited	(39,909)	12.17	(9,029)	13.29
June 30, 2013	811,211	$12.28	725,117	$11.05

Stock options — The exercise price of each stock option equals the market price of the Company’s common stock on the date of grant. Compensation expense is recorded based on the fair value at the grant date and is recognized on a straight-line basis over the applicable vesting periods. The Company’s stock options generally vest over three years with a maximum term of ten years.

During the three and six months ended June 30, 2013, the Company recognized an expense of $0.5 million and $1 million, respectively, relating to the options. During the three and six months ended June 30, 2012, the Company recognized an expense of $0.4 million and $0.7 million, respectively, relating to the options. The Company did not recognize any tax benefit related to this compensation expense. As of June 30, 2013, the Company has $2.4 million of unrecognized compensation expense associated with these stock options that will be amortized on a straight-line basis over the next 16 months on a weighted average basis.

As of June 30, 2013, the Company has an aggregate of 811,211 stock options that have been granted but have not yet been exercised. As of June 30, 2013, the remaining average contractual life for the options is approximately 8.25 years. During the six months ended June 30, 2013, 122,625 stock options were exercised and 39,909 stock options were forfeited.

Restricted stock units (“RSUs”) — The grant date fair value of each RSU equals the market price of the Company’s common stock on the date of grant. Compensation expense is recorded based on the fair value at the grant date, less an estimated forfeiture amount, and is recognized on a straight-line basis over the applicable vesting periods.

During the three and six months ended June 30, 2013, the Company recognized an expense of $0.7 million and $1.4 million, respectively, relating to all of the RSUs granted thus far, excluding the RSUs granted in connection with the Company’s IPO. During the three and six months ended June 30, 2012, the Company recognized an expense of $0.7 million and $1.3 million, respectively, relating to these RSUs. The Company did not recognize any tax benefit related to this compensation expense. As of June 30, 2013, the Company has $3.6 million of unrecognized compensation expense associated with these RSUs that will be amortized on a straight-line basis over the next 20 months on a weighted average basis. The Company’s RSUs generally vest over a three year period.

During the three and six months ended June 30, 2012, the Company recognized an expense of $2.1 million and $5.5 million, respectively, relating to the RSUs granted in connection with the Company’s IPO. The Company did not recognize any expense related to these RSUs during the three and six months ended June 30, 2013 because all compensation expense associated with these RSUs had been recorded as of April 30, 2012. The Company did not recognize any tax benefit related to this compensation expense.

As of June 30, 2013, the Company has an aggregate of 725,117 RSUs that have been granted but have not yet vested. In addition, 9,029 RSUs were forfeited during the six months ended June 30, 2013.

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

Long-Term Compensation

Performance Award Agreements

On March 5, 2013, the Company granted certain awards pursuant to Performance Award Agreements to approximately 80 executives under the provisions of the 2010 Equity Incentive Plan. The purpose of the awards is to provide the executives an incentive to participate in the long-term success and growth of the Company. The Performance Award Agreements provide for cash-based awards that vest upon payment, which will be paid after December 31, 2015, if certain performance conditions are met. These awards are also subject to payment upon a change in control or termination of employment, if certain criteria are met. 50% of the awards will be based on the Company's Adjusted EPS Growth Rate, which is defined as the Company’s cumulative Adjusted EPS for the period of January 1, 2013 through December 31, 2015 (the "Performance Period"), stated in terms of a percentage growth rate. The Company's earnings per share will be adjusted to exclude the effect of extraordinary, unusual, and/or nonrecurring items and then will be divided by the number of fiscal years in the specified period, stated in terms of a percentage growth rate.  The remaining 50% of the awards will be based on the Company's percentile ranking of total shareholder return compared to a peer group of companies ("TSR Percentile") for the Performance Period. The awards represent unfunded, unsecured obligations of the Company. During the three and six months ended June 30, 2013, the Company recorded an expense of $0.3 million and $0.4 million, respectively, related to these awards.

Supplemental Value Creation Program

The Supplemental Value Creation Program was created in 2010 and provided a $7.5 million cash bonus to approximately 70 executives, subject to vesting requirements of nine and 18 months, upon the retirement of the Company’s first lien term loan in full. The Company began recording a liability related to this Program in August 2010 when the first lien term loan was retired. The Company did not record an expense related to this program during the three months ended June 30, 2012; however, the Company recorded an expense of $0.7 million during the six months ended June 30, 2012. The Company paid $3.1 million upon the 18 month vesting of this Program during the first quarter of 2012. There was no remaining liability as of June 30, 2012.

Note 14. Segment Information

The Company defines its operating segments as components of its business where separate financial information is available. The Company’s operating segments are routinely evaluated by management. The Company’s chief operating decision maker (“CODM”) is the Chief Executive Officer.

The Company produces engineered structural metal components and assemblies primarily serving the global automotive industry. The Company’s operations have similar economic characteristics and share fundamental characteristics, including the nature of the products, production processes, customers, and distribution channels. The Company’s products include body structures stampings, chassis structures (including frames), and complex welded assemblies for small and large cars, crossovers, pickups, and SUVs. The Company is comprised of four operating segments: Europe, Asia, North America, and South America. These operating segments are aggregated into two reportable segments. The International segment consists of Europe and Asia while the Americas segment consists of North and South America.

The Company measures segment operating performance based on Adjusted EBITDA. The Company uses segment Adjusted EBITDA as the basis for the CODM to evaluate the performance of each of the Company’s reportable segments.

The following is a summary of selected data for each of the Company’s reportable segments (in thousands):

	International	Americas	Total
Three Months Ended June 30, 2013
Revenues	$242,584	$313,294	$555,878
Adjusted EBITDA	21,965	40,250	62,215
Capital Expenditures	3,972	13,337	17,309
Total assets	756,131	543,095	1,299,226

Three Months Ended June 30, 2012
Revenues	$251,509	$303,443	$554,952
Adjusted EBITDA	25,102	37,319	62,421
Capital Expenditures	15,833	11,378	27,211

Six Months Ended June 30, 2013
Revenues	$487,353	$602,665	$1,090,018
Adjusted EBITDA	43,996	70,285	114,281
Capital Expenditures	9,956	24,301	34,257

Six Months Ended June 30, 2012
Revenues	$500,169	$584,474	$1,084,643
Adjusted EBITDA	45,685	63,021	108,706
Capital Expenditures	27,317	24,270	51,587

Inter-segment sales are not significant for any period presented. Capital expenditures do not equal cash disbursed for purchases of property, plant, and equipment as presented in the accompanying Condensed Consolidated Statements of Cash Flows, as capital expenditures above include amounts paid and accrued during the periods presented.

The following is a reconciliation of Adjusted EBITDA to income / (loss) before provision for income taxes (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Adjusted EBITDA	$62,215	$62,421	$114,281	$108,706
Restructuring and asset impairment charges, net	(14,651)	(2,833)	(17,331)	(4,767)
Depreciation and amortization	(23,465)	(22,404)	(48,637)	(44,715)
Acquisition costs and other	(495)	(119)	(569)	(186)
Long-term compensation expense	(1,784)	(3,123)	(3,146)	(8,161)
Interest expense, net	(21,196)	(13,776)	(34,350)	(27,246)
Other expense	(40,928)	-	(40,928)	-
Closure of Tower Defense & Aerospace	(1,235)	-	(2,835)	-
Income / (loss) before provision for income taxes	$(41,539)	$20,166	$(33,515)	$23,631

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

At June 30, 2013, the carrying value and estimated fair value of the Company’s total debt was $591.4 million and $599.5 million, respectively. At December 31, 2012, the carrying value and estimated fair value of the Company’s total debt was $484.5 million and $592.1 million, respectively. The majority of the Company’s debt at June 30, 2013 is comprised of the Term Loan Credit Facility and has the ability to be traded between financial institutions. Accordingly, this debt has been classified as Level 2. The fair value was determined based on the quoted market values. The majority of the Company’s debt at December 31, 2012 was traded in the market and was classified as a Level 2 measurement based on the pricing methodology and the limited trading of the securities. The fair value was determined based on the quoted market values. The remainder of the Company’s debt, primarily consisting of foreign subsidiaries’ debt, is asset-backed and is classified as Level 3. As this debt carries variable rates and minimal credit risk, the book value approximates the fair value for this debt.

The Company has foreign exchange hedges that were measured at fair value on a recurring basis at June 30, 2013 and December 31, 2012. The fair value of the hedges was immaterial for all periods presented. These derivative financial instruments are recorded in accrued liabilities and are all classified as Level 2 measurements determined using significant other observable inputs. We engage in foreign exchange hedges to limit exposure on foreign currency related to certain intercompany payments. These foreign exchange hedges have an immaterial impact on the Condensed Consolidated Financial Statements for the periods presented.

The following table provides each major category of assets and liabilities measured at fair value on a nonrecurring basis during the six months ended June 30, 2013 (in millions):

	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	Level 1	Level 2	Level 3	Total gains / (losses)
Long-lived assets held for sale	Not applicable	Not applicable	$2.9	$(2.2)

In accordance with FASB ASC No. 360, Property, Plant, & Equipment, long-lived assets held for sale with a carrying amount of $5.1 million were written down to their fair value of $2.9 million, resulting in a loss of $2.2 million, which was included in the Company’s Condensed Consolidated Statement of Operations for the six months ended June 30, 2013. Fair value of the assets was determined using a third party appraisal based on current market conditions.

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and accruals approximate fair value because of the short maturity of these instruments.

Note 16. Joint Ventures and Equity in Earnings of Joint Ventures

Ningbo Joint Venture

In February 2012, a foreign subsidiary of the Company reached an agreement with Ningbo Beilun Ditong Auto Parts Co., Ltd. (a subsidiary of Ditong Automotive Products Co., Ltd.) and Zhejiang Jirun Automobile Co. Ltd. (a subsidiary of Geely Automobile Co., Ltd.) to form a joint venture (“Ningbo”) located in Ningbo, China. At inception, the joint venture partners contributed a facility and associated land rights located in Ningbo, China in exchange for 64% ownership, which resulted in a $12.1 million noncontrolling interest for the Company.

During the second quarter of 2013, the Company reached an agreement with the parties to the Ningbo joint venture, whereby the Company agreed to acquire an additional 6% equity interest in Ningbo for $0.8 million. In addition, certain other agreements were modified which resulted in the Company no longer having the ability to exert control over the operating and financial affairs of the Ningbo joint venture. Accordingly, the financial results of Ningbo are no longer consolidated within the Company's financial statements; rather, the Company's proportionate share of the earnings of the joint venture have been presented as equity in earnings of joint ventures, net of tax, in the Condensed Consolidated Statement of Operations. During the three months ended June 30, 2013, in connection with the de-consolidation, the Company recognized a gain of $1.5 million in accordance with FASB ASC No. 810, Consolidation, which is recorded in cost of sales. The Company also incurred direct costs of $0.4 million in relation to the revised agreements, which have been recorded in selling, general, and administrative expenses. The Company’s investment in the Ningbo joint venture was $8.1 million at June 30, 2013. This investment is presented within other assets, net in the Company’s Condensed Consolidated Balance Sheets as of June 30, 2013.

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

Note 17. Commitments and Contingencies

Environmental Matters

The Company owns properties which have been impacted by environmental releases. The Company is actively involved in investigation and/or remediation at several of these locations. Total costs and liabilities associated with environmental contamination could be substantial and may have a significant impact on the Company’s financial condition, results of operations, or cash flows.

Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. The established liability for environmental matters is based upon management’s best estimates of expected investigation/ remediation costs related to environmental contamination. It is possible that actual costs associated with these matters will exceed the environmental reserves established by the Company. Inherent uncertainties exist in the estimates, primarily due to unknown environmental conditions, changing governmental regulations, and legal standards regarding liability and evolving technologies for handling site remediation and restoration. At June 30, 2013 and December 31, 2012, the Company had accrued $2.3 million for environmental matters.

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

The Company has been subject to various governmental audits in Brazil.  As of June 30, 2013, the Company has a remaining liability recorded of $2.1 million and may be required to pay up to $5 million.  To the extent that future payments are required above the amount recorded as a liability, the payments will be expensed.

Litigation

The Company is subject to various legal actions and claims incidental to its business, including potential lawsuits with customers or suppliers. Litigation is subject to many uncertainties and the outcome of individual litigated matters is not probable or estimable. After discussions with counsel litigating these matters, it is the opinion of management that the outcome of such matters will not have a material impact on the Company’s financial position, results of operations, or cash flows.

Note 18. Subsequent Events

Term Loan Credit Agreement

On July 29, 2013, the Company repriced the $420 million term loan due April 2020 that remains outstanding under its Term Loan Credit Agreement entered into on April 23, 2013. Prior to such repricing, the pricing of the term loan was LIBOR (subject to a floor of 125 basis points) plus a spread of 450 basis points. The new pricing of the term loan is LIBOR (subject to a floor of 100 basis points) plus a spread of 375 basis points. In connection with this repricing, the Company anticipates that it will incur charges of up to $5 million in the third quarter of 2013. These charges relate to a premium paid by the Company and expenses associated with the repricing.

Senior Secured Notes Redemption Notice

On July 10, 2013, the Company’s wholly-owned subsidiaries, Tower Automotive Holdings USA, LLC and TA Holdings Finance, Inc. delivered notice to the holders of the notes that the Issuers would redeem all remaining outstanding notes at a redemption price of 105% of the principal amount thereof, which is $42.2 million (net of a remaining $0.8 million original issue discount)), plus accrued and unpaid interest, on August 26, 2013. Per the Term Loan Credit Agreement, the Company placed $45.2 million into an escrow account to cover this expected redemption and associated premium. This cash has been presented as restricted cash in the Condensed Consolidated Balance Sheet.

Assets Held for Sale

On July 1, 2013, the Company completed the sale of its Bergisch Gladbach, Germany facility and received cash proceeds of $2.5 million. On July 26, 2013, the Company completed the sale of its Romulus, Michigan facility and received cash proceeds of $0.4 million. The Company did not incur an additional gain or loss in connection with the sale of these assets. At June 30, 2013, both the Bergisch and Romulus facilities were considered held for sale in accordance with FASB ASC No. 360, Property, Plant, and Equipment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Company Overview

We are a leading integrated global manufacturer of engineered structural metal components and assemblies primarily, serving automotive original equipment manufacturers, or OEMs. We offer our automotive customers a broad product portfolio, supplying body-structure stampings, frame and other chassis structures, as well as complex welded assemblies for small and large cars, crossovers, pickups, and sport utility vehicles, or SUVs. Our products are manufactured at 28 production facilities, strategically located near our customers in North America, South America, Europe, and Asia. We support our manufacturing operations through eight engineering and sales locations around the world. Our products are offered on a diverse mix of vehicle platforms, reflecting the balanced portfolio approach of our business model and the breadth of our product capabilities. We supply products to approximately 170 vehicle models globally to 11 of the 12 largest OEMs, based on 2012 production volumes.

Recent Trends

Production Volumes

During the second quarter of 2013, industry production volumes increased from 2012 in Europe, China, North America, and Brazil. IHS Automotive® expects production volumes for full year 2013 to increase in all regions in which we operate when compared to 2012, with the exception of Europe. According to IHS Automotive®, Europe volume is expected to recover in 2014 and beyond.

Pension Plan Discount Rates

The present value of our pension benefit obligation is calculated through the use of a discount rate. The discount rate used is established annually at the measurement date and reflects the construction of a yield curve analysis from a third party, which calculates the yield to maturity that mirrors the timing and amounts of future benefit payments. Our measurement date is December 31 of each year and as of December 31, 2012 the discount rate used was 3.65%. At June 30, 2013, the applicable discount rate has increased to 4.4%. No assurance can be provided that this trend will continue.

Based on our assumptions as of December 31, 2012, a change in the discount rate, holding all other assumptions constant, would have the following effect on our obligations on an annual basis:

	Impact on Obligation
	Increase	Decrease
.25% change in discount rate	$(8,164,965)	$8,566,970

Factors Affecting our Industry, Revenues, and Expenses

For information regarding factors that affect our industry, our revenues, and our expenses, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2012.

Adjusted EBITDA

We use the term Adjusted EBITDA throughout this report. We define Adjusted EBITDA as net income / (loss) before interest, taxes, depreciation, amortization, restructuring items, and other adjustments described in the reconciliations provided in this report. Adjusted EBITDA is not a measure of performance defined in accordance with generally accepted accounting principles (‘‘GAAP’’) in the United States. We use Adjusted EBITDA as a supplement to our GAAP results in evaluating our business.

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

We believe that Adjusted EBITDA is useful in evaluating our performance because Adjusted EBITDA is a commonly used financial metric for measuring and comparing the operating performance of companies in our industry. We believe that the disclosure of Adjusted EBITDA offers an additional financial metric that, when coupled with GAAP results and the reconciliation to GAAP results, provides a more complete understanding of our results of operations and the factors and trends affecting our business.

Adjusted EBITDA should not be considered as an alternative to net income / (loss) as an indicator of our performance, as an alternative to net cash provided by operating activities as a measure of liquidity, or as an alternative to any other measure prescribed by GAAP. There are limitations to using non-GAAP measures such as Adjusted EBITDA. Although we believe that Adjusted EBITDA may make an evaluation of our operating performance more consistent because it removes items that do not reflect our core operations, (i) other companies in our industry may define Adjusted EBITDA differently than we do and as a result, it may not be comparable to similarly titled measures used by other companies in our industry; and (ii) Adjusted EBITDA excludes certain financial information that some may consider important in evaluating our performance.

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

Results of Operations—Three Months Ended June 30, 2013 Compared with the Three Months Ended June 30, 2012

The following table presents production volumes in specified regions, according to July IHS Automotive®, for the three months ended June 30, 2013 compared to the three months ended June 30, 2012 (in millions of units produced):

	Europe	China	North America	Brazil
Three Months Ended June 30, 2013	5.1	4.6	4.2	1.0
Three Months Ended June 30, 2012	5.0	4.2	4.0	0.8
Increase / (decrease)	0.1	0.4	0.2	0.2
Percentage change	1%	11%	6%	23%

The following table presents selected financial information for the three months ended June 30, 2013 and 2012 (in millions):

	International		Americas		Consolidated
	Three Months Ended		Three Months Ended		Three Months Ended
	June 30,		June 30,		June 30,
	2013	2012	2013	2012	2013	2012
Revenues	$242.6	$251.6	$313.3	$303.4	$555.9	$555.0
Cost of sales	217.1	222.8	269.3	261.7	486.4	484.5
Gross profit	25.5	28.8	44.0	41.7	69.5	70.5
Selling, general, and administrative expenses	11.2	11.1	22.4	21.4	33.6	32.5
Amortization	0.5	0.9	0.2	0.4	0.7	1.3
Restructuring and asset impairment charges, net	1.2	0.7	13.4	2.1	14.6	2.8
Operating income	$12.6	$16.1	$8.0	$17.8	20.6	33.9
Interest expense, net					21.2	13.8
Other expense					40.9	-
Provision for income taxes					3.6	12.5
Equity in loss of joint ventures, net of tax					(0.2)	-
Income from discontinued operations, net of tax					-	1.6
Net income / (loss) attributable to noncontrolling interest, net of tax					(0.2)	1.5
Net income/ (loss) attributable to to Tower International, Inc.					$(45.1)	$7.7

Comparison of Periods – GAAP Analysis of Consolidated Results

Revenues

Total revenues increased during the three months ended June 30, 2013 by $0.9 million from the three months ended June 30, 2012, reflecting primarily higher volume in our Americas segment ($11.3 million), offset partially by lower volume in our International segment ($6.9 million). Revenues were positively impacted by the strengthening of foreign currencies against the U.S. dollar in our International segment, primarily the Euro ($3.6 million) and the Chinese Rmb ($1.2 million), but were negatively impacted by the strengthening of the U.S. dollar against foreign currencies in our Americas segment, primarily the Brazilian Real ($2.7 million). Revenues were also adversely impacted by unfavorable pricing ($5.6 million).

Gross Profit

When we analyze our total gross profit, we separately categorize external factors—volume, product mix, and foreign exchange—and all other factors which impact gross profit, which we refer to as “other factors”. When we refer to “mix,” we are referring to the relative composition of revenues and profitability of the products we sell in any given period. When we refer to “pricing and economics,” we are referring to (i) the impact of adjustments in the pricing of particular products, which we refer to as product pricing; (ii) the impact of steel price changes, taking into account the component of our product pricing attributable to steel, the cost of steel included in our cost of sales, and the amounts recovered on the sale of offal, which in total we refer to as the net steel impact; and (iii) the impact of inflation and changes in operating costs such as labor, utilities, and fuel, which we refer to as economics.

Total gross profit decreased by $1 million, or 1%, from the three months ended June 30, 2012 to the three months ended June 30, 2013 and our gross profit margin decreased from 12.7% during the 2012 period to 12.5% during the 2013 period. Total gross profit decreased reflecting primarily additional volume-related fixed costs ($4.7 million) and unfavorable product mix ($2.1 million), offset partially by higher volume ($1 million). Foreign exchange had a negligible impact. All other factors were net favorable by $4.8 million. Cost of sales was reduced by favorable efficiencies ($12.1 million), lower launch costs ($2.3 million), the gain recognized in connection with the de-consolidation of our Chinese joint venture ($1.5 million), and lower pension expense ($0.6 million). These factors were offset partially by unfavorable pricing and economics ($9.3 million) and higher depreciation ($1.5 million).

Total gross profit was negatively impacted by an increase in the depreciation included in cost of sales from $20.2 million during the three months ended June 30, 2012 to $21.7 million during the three months ended June 30, 2013. The increase reflected primarily increased capital spending in 2012 on property, plant, and equipment.

Selling, General, and Administrative Expenses (“SG&A”)

Total SG&A increased $1.1 million, or 3%, from the three months ended June 30, 2012, reflecting primarily higher compensation costs ($2.2 million) and fees incurred in connection with the de-consolidation of a Chinese joint venture ($0.4 million), offset partially by the non-recurrence of IPO related compensation costs ($2.5 million).

Amortization Expense

Total amortization expense decreased $0.6 million, or 46%, from the three months ended June 30, 2012, reflecting primarily the amortization of Tower Defense & Aerospace, LLC (“TD&A”) intangible assets during the three months ended June 30, 2012, which became fully amortized during 2012, and the amortization of intangible assets at one of our International locations during the three months ended June 30, 2012, which became fully amortized in March 2013. Our amortization expense consists of the charges we incur to amortize certain intangible assets.

Restructuring and Asset Impairment Charges, net

Total restructuring expense increased $11.8 million from the three months ended June 30, 2012. During the second quarter of 2013, we incurred charges related to the closure of TD&A (described in note 7), the ongoing maintenance expense of facilities closed as a result of prior actions, an impairment charge on a facility classified as held for sale in our International segment, and charges related to severance costs to reduce fixed costs.

Interest Expense, net

Interest expense, net, increased $7.4 million, or 54%, from the three months ended June 30, 2012, reflecting primarily the accelerated amortization of the original issue discount and debt issue costs associated with the notes repurchase in connection with the Tender Offer ($8.3 million) and the accelerated amortization of the original issue discount and debt issue costs in connection with the retirement of $43 million of notes in May 2013 ($1.3 million), described in note 8, offset partially by the lower interest expense associated with the notes repurchase in connection with the Tender Offer and the issuance of the Term Loan Credit Facility during the second quarter of 2013 ($1.5 million).

Other Expense

Other expense represents the premium paid and tender fee on the notes repurchase in connection with the Tender Offer ($38.1 million), the premium paid on the $43 million notes redeemed in May 2013 ($2.2 million), and the breakage fee incurred to reduce the Letter of Credit Facility from $22.5 million to $8.5 million ($0.6 million).

Provision for Income Taxes

Income tax expense decreased $8.9 million from the three months ended June 30, 2012. A significant portion of the decrease is due to the one-time $6.5 million charge for the recording of a valuation allowance, on our deferred tax assets in Brazil, during the second quarter of 2012. Our income tax expense varies each period depending on the level and mix of income and losses generated in various jurisdictions in which we do business.

Noncontrolling Interest, Net of Tax

The adjustment to our earnings required to give effect to the allocation of noncontrolling interests decreased by $1.7 million from the three months ended June 30, 2012, reflecting decreased earnings in our Chinese joint ventures.

Comparison of Periods—Non-GAAP Analysis of Adjusted EBITDA

A reconciliation of Adjusted EBITDA to net income attributable to Tower International, Inc. for the periods presented is set forth below (in millions):

	International		Americas		Consolidated
	Three Months Ended		Three Months Ended		Three Months Ended
	June 30,		June 30,		June 30,
	2013	2012	2013	2012	2013	2012
Adjusted EBITDA	$22.0	$25.1	$40.2	$37.3	$62.2	$62.4
Intercompany charges	2.4	1.4	(2.4)	(1.4)	-	-
Restructuring and asset impairments	(1.1)	(0.7)	(13.5)	(2.1)	(14.6)	(2.8)
Depreciation and amortization	(10.2)	(9.5)	(13.3)	(12.9)	(23.5)	(22.4)
Acquisition and other	(0.5)	(0.1)	-	(0.1)	(0.5)	(0.2)
Long-term compensation (a)	-	(0.1)	(1.8)	(3.0)	(1.8)	(3.1)
Closure of TD&A (b)	-	-	(1.2)	-	(1.2)	-
Operating income	$12.6	$16.1	$8.0	$17.8	20.6	33.9
Interest expense, net					(21.2)	(13.8)
Other expense (c)					(40.9)	-
Provision for income taxes					(3.6)	(12.5)
Equity in loss of joint ventures, net of tax (d)					(0.2)	-
Income from discontinued operations, net of tax					-	1.6
Net income / (loss) attributable to noncontrolling interest, net of tax					0.2	(1.5)
Net income / (loss) attributable to Tower International, Inc.					$(45.1)	$7.7

____________

(a)	Represents the compensation expense related to stock options, restricted stock units, certain one-time compensation programs triggered by the closing of the notes offering and the closing of the initial public offering in 2010, and certain compensation programs intended to benefit our long-term success and growth. The compensation charges are incurred during the applicable vesting periods of each program. The amounts presented for the three months ended June 30, 2012 have been adjusted to include the expense relating to our recurring stock option and restricted stock unit expense due to our change in treatment for such expenses which are now excluded from Adjusted EBITDA. We changed this treatment during 2013.
(b)	Represents the exclusion of non-recurring losses incurred during the period associated with TD&A, which was closed during the second quarter of 2013. These losses are not indicative of the actual operating performance of the core business.
(c)	Represents the premium paid in connection with the repurchase of our notes related to the Tender Offer and the premium paid in connection with the retirement of $43 million of our notes during the second quarter of 2013.
(d)	Represents the net loss attributable to joint ventures that we do not consolidate in our financial results, given the non-controlling nature of our interests in these entities.

The following table presents revenues (a GAAP measure) and Adjusted EBITDA (a non-GAAP measure) for the three months ended June 30, 2013 and 2012 (in millions), as well as an explanation of variances:

	International		Americas		Consolidated
	Revenues	Adjusted EBITDA(e)	Revenues	Adjusted EBITDA(e)	Revenues	Adjusted EBITDA(e)
Three Months Ended June 30, 2013 results	$242.6	$22.0	$313.3	$40.2	$555.9	$62.2
Three Months Ended June 30, 2012 results	251.6	25.1	303.4	37.3	555.0	62.4
Variance	$(9.0)	$(3.1)	$9.9	$2.9	$0.9	$(0.2)
Variance attributable to:
Volume and mix	$(6.9)	$(6.7)	$11.3	$0.9	$4.4	$(5.8)
Foreign exchange	4.8	0.2	(2.7)	(0.3)	2.1	(0.1)
Pricing and economics	(6.9)	(4.5)	1.3	(5.8)	(5.6)	(10.3)
Efficiencies	—	5.1	—	7.0	—	12.1
Selling, general, and administrative expenses and other items (f)	—	2.8	—	1.1	—	3.9
Total	$(9.0)	$(3.1)	$9.9	$2.9	$0.9	$(0.2)

(e)	We have presented a reconciliation of Adjusted EBITDA to net income attributable to Tower International, Inc., above.
(f)	When we refer to “selling, general, and administrative expenses (“SG&A”) and other items”, the “other items” refer to (i) savings which we generate after implementing restructuring actions, (ii) the costs associated with launching new products, and (iii) one-time items which may include reimbursement of costs.

Adjusted EBITDA

When we analyze Adjusted EBITDA, we separately categorize external factors—volume, product mix and foreign exchange—and all other factors which impact Adjusted EBITDA, which we refer to as “other factors.”

Consolidated Company: Consolidated Adjusted EBITDA decreased by $0.2 million from the three months ended June 30, 2012, reflecting primarily additional volume-related fixed costs ($4.7 million) and unfavorable product mix ($2.1 million), offset partially by higher volume ($1 million). Foreign exchange had a negligible impact. All other factors were net favorable by $5.7 million. Favorable efficiencies ($12.1 million) and favorable SG&A expenses and other items ($3.9 million) were offset partially by unfavorable pricing and economics ($10.3 million).

International Segment: In our International segment, Adjusted EBITDA decreased by $3.1 million or 12% from the three months ended June 30, 2012, reflecting primarily lower volume ($4.5 million) and additional volume-related fixed costs ($2.8 million), offset partially by favorable product mix ($0.6 million) and favorable foreign exchange ($0.2 million). All other factors were net favorable by $3.4 million. Favorable efficiencies ($5.1 million) and favorable SG&A expenses and other items ($2.8 million) were offset partially by unfavorable pricing and economics ($4.5 million), principally product pricing and labor costs. SG&A expenses and other items reflect primarily lower launch costs ($3.2 million) and the gain in connection with the de-consolidation of a Chinese joint venture ($1.5 million), offset partially by the non-recurrence of customer cost recoveries ($1.6 million) and higher intercompany charges ($0.6 million).

Americas Segment: In our Americas segment, Adjusted EBITDA increased by $2.9 million or 8% from the three months ended June 30, 2012, reflecting primarily higher volume ($5.5 million), which was offset by unfavorable product mix ($2.7 million), additional volume-related fixed costs ($1.9 million), and unfavorable foreign exchange ($0.3 million). All other factors were net favorable by $2.3 million. Favorable efficiencies ($7.0 million) and favorable SG&A expenses and other items ($1.1 million) were offset partially by unfavorable pricing and economics ($5.8 million), principally product pricing and labor costs. SG&A spending and other items reflect primarily lower intercompany charges ($0.6 million) and lower pension expense ($0.6 million), offset partially by higher launch costs ($0.9 million).

Six Months Ended June 30, 2013 Compared with the Six Months Ended June 30, 2012

The following table presents production volumes in specified regions, according to July IHS Automotive®, for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 (in millions of units produced):

	Europe	China	North America	Brazil
Six Months Ended June 30, 2013	9.9	9.4	8.2	1.7
Six Months Ended June 30, 2012	10.2	8.3	8.0	1.5
Increase / (decrease)	(0.4)	1.1	0.3	0.3
Percentage change	(4)%	13%	4%	17%

According to July IHS Automotive®, full year vehicle production is expected to increase by 5% in North America and decrease by 2% in Europe during 2013, as compared to 2012.

The following table presents selected financial information for the six months ended June 30, 2013 and 2012 (in millions):

	International		Americas		Consolidated
	Six Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,
	2013	2012	2013	2012	2013	2012
Revenues	$487.3	$500.1	$602.7	$584.5	1,090.0	1,084.6
Cost of sales	435.4	445.7	527.1	511.9	962.5	957.6
Gross profit	51.9	54.4	75.6	72.6	127.5	127.0
Selling, general, and administrative expenses	23.6	23.5	43.3	45.5	66.9	69.0
Amortization	1.1	1.3	0.4	1.0	1.5	2.3
Restructuring and asset impairment charges, net	1.2	1.8	16.1	3.0	17.3	4.8
Operating income	$26.0	$27.8	$15.8	$23.1	41.8	50.9
Interest expense, net					34.4	27.2
Other expense					40.9	-
Provision for income taxes					7.1	14.7
Equity in loss of joint ventures, net of tax					(0.2)	-
Income from discontinued operations, net of tax					-	2.4
Net income attributable to noncontrolling interest, net of tax					1.8	3.1
Net income / (loss) attributable to Tower International, Inc.					$(42.6)	$8.3

Comparison of Periods – GAAP Analysis of Consolidated Results

Revenues

Total revenues increased during the six months ended June 30, 2013 by $5.4 million from the six months ended June 30, 2012, reflecting primarily higher volume in our Americas segment ($24.5 million) offset partially by lower volume in our International segment ($8.8 million). Revenues were positively impacted by the strengthening of foreign currencies against the U.S. dollar in our International segment, primarily the Euro ($4.5 million) and the Chinese Rmb ($1.9 million), but were negatively impacted by the strengthening of the U.S. dollar against foreign currencies in our Americas segment, primarily the Brazilian Real ($8.4 million). Revenues were also adversely impacted by unfavorable pricing ($8.3 million).

Gross Profit

Total gross profit increased by $0.5 million from the six months ended June 30, 2012 to the six months ended June 30, 2013, while our gross profit margin remained consistent at 11.7% during the 2012 and 2013 periods. The increase in total gross profit reflects higher volume ($5.1 million), which was more than offset by additional volume-related fixed costs ($7 million), unfavorable product mix ($0.9 million), and unfavorable foreign exchange ($0.4 million). All other factors were net favorable by $3.7 million. Cost of sales was reduced by favorable efficiencies ($21.6 million), lower launch costs ($3.6 million), exclusion of the non-recurring losses associated with TD&A ($1.6 million), and lower pension expense ($1.2 million). These factors were offset partially by unfavorable pricing and economics ($19.4 million) and higher depreciation ($4.8 million).

Total gross profit was negatively impacted by an increase in the depreciation included in cost of sales from $40.3 million during the six months ended June 30, 2012 to $45.1 million during the six months ended June 30, 2013. The increase reflected primarily increased capital spending in 2012 on property, plant, and equipment.

Selling, General, and Administrative Expenses (“SG&A”)

Total SG&A decreased $2.1 million, or 3%, from the six months ended June 30, 2012, reflecting primarily the non-recurrence of IPO related compensation costs ($5.9 million), offset partially by higher compensation costs ($3.5 million) and fees incurred in connection with the de-consolidation of a Chinese joint venture ($0.4 million).

Amortization Expense

Total amortization expense decreased $0.8 million, or 35%, from the six months ended June 30, 2012, reflecting primarily the amortization of TD&A intangible assets during the three months ended June 30, 2012, which became fully amortized during 2012, and the amortization of intangible assets at one of our International locations during the three months ended June 30, 2012, which became fully amortized in March 2013. Our amortization expense consists of the charges we incur to amortize certain intangible assets.

Restructuring and Asset Impairment Charges, net

Total restructuring expense increased $12.5 million from the six months ended June 30, 2012. During 2013, we incurred charges related to the closure of TD&A (described in note 7), the ongoing maintenance expense of facilities closed as a result of prior actions, an impairment charge on a facility we ceased using in our Americas segment, and a facility classified as held for sale in our International segment, and charges related to severance costs in Europe to reduce fixed costs.

Interest Expense, net

Interest expense, net, increased $7.2 million, or 26%, from the six months ended June 30, 2012, reflecting primarily the accelerated amortization of the original issue discount and debt issue costs associated with the notes repurchase in connection with the Tender Offer ($8.3 million), the lower interest expense associated with the notes repurchase in connection with the Tender Offer and the issuance of the Term Loan Credit Facility during the second quarter of 2013 ($1.5 million), described in note 8, and the accelerated amortization of the original issue discount and debt issue costs in connection with the retirement of $43 million of notes in May 2013 ($1.3 million), described in note 8.

Other Expense

Other expense represents the premium paid and tender fee on the notes repurchase in connection with the Tender Offer ($38.1 million), the premium paid on the $43 million notes redeemed in May 2013 ($2.2 million), and the breakage fee incurred to reduce the Letter of Credit Facility from $22.5 million to $8.5 million ($0.6 million).

Provision for Income Taxes

Income tax expense decreased $7.6 million from the six months ended June 30, 2012. A significant portion of the decrease is due to the one-time $6.5 million charge for the recording of a valuation allowance, on our deferred tax assets in Brazil, during the second quarter of 2012. Our income tax expense varies each period depending on the level and mix of income and losses generated in various jurisdictions in which we do business.

Noncontrolling Interest, Net of Tax

The adjustment to our earnings required to give effect to the allocation of noncontrolling interests decreased by $1.3 million from the six months ended June 30, 2012, reflecting decreased earnings in our Chinese joint ventures during the second quarter of 2013, which more than offset the increase in earnings during the first quarter of 2013.

Comparison of Periods—Non-GAAP Analysis of Adjusted EBITDA

A reconciliation of Adjusted EBITDA to net income attributable to Tower International, Inc. for the periods presented is set forth below (in millions):

	International		Americas		Consolidated
	Six Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,
	2013	2012	2013	2012	2013	2012
Adjusted EBITDA	$44.0	$45.7	$70.3	$63.0	$114.3	$108.7
Intercompany charges	5.1	2.9	(5.1)	(2.9)	-	-
Restructuring and asset impairments	(1.2)	(1.8)	(16.1)	(3.0)	(17.3)	(4.8)
Depreciation and amortization	(21.3)	(18.6)	(27.3)	(26.1)	(48.6)	(44.7)
Acquisition and other	(0.6)	(0.1)	(0.1)	-	(0.7)	(0.1)
Long-term compensation (a)	-	(0.3)	(3.1)	(7.9)	(3.1)	(8.2)
Closure of TD&A (b)	-	-	(2.8)	-	(2.8)	-
Operating income	$26.0	$27.8	$15.8	$23.1	41.8	50.9
Interest expense, net					(34.4)	(27.2)
Other expense (c)					(40.9)	-
Provision for income taxes					(7.1)	(14.7)
Equity in loss of joint ventures, net of tax (d)					(0.2)	-
Income from discontinued operations, net of tax					-	2.4
Net income attributable to noncontrolling interest, net of tax					(1.8)	(3.1)
Net income / (loss) attributable to Tower International, Inc.					$(42.6)	$8.3

____________

(a)	Represents the compensation expense related to stock options, restricted stock units, certain one-time compensation programs triggered by the closing of the notes offering and the closing of the initial public offering in 2010, and certain compensation programs intended to benefit our long-term success and growth. The compensation charges are incurred during the applicable vesting periods of each program. The amounts presented for the six months ended June 30, 2012 have been adjusted to include the expense relating to our recurring stock option and restricted stock unit expense due to our change in treatment for such expenses which are now excluded from Adjusted EBITDA. We changed this treatment during 2013.
(b)	Represents the exclusion of the non-recurring losses incurred during the period associated with TD&A, which was closed during the second quarter of 2013. These losses are not indicative of the actual operating performance of the core business.
(c)	Represents the premium paid in connection with the repurchase of our notes related to the Tender Offer and the premium paid in connection with the retirement of $43 million of our notes during the second quarter of 2013.
(d)	Represents the net loss attributable to joint ventures that we do not consolidate in our financial results, given the non-controlling nature of our interests in these entities.

The following table presents revenues (a GAAP measure) and Adjusted EBITDA (a non-GAAP measure) for the six months ended June 30, 2013 and 2012 (in millions), as well as an explanation of variances:

	International		Americas		Consolidated
	Revenues	Adjusted EBITDA(e)	Revenues	Adjusted EBITDA(e)	Revenues	Adjusted EBITDA(e)
Six Months Ended June 30, 2013 results	$487.3	$44.0	$602.7	$70.3	$1,090.0	$114.3
Six Months Ended June 30, 2012 results	500.1	45.7	584.5	63.0	1,084.6	108.7
Variance	$(12.8)	$(1.7)	$18.2	$7.3	$5.4	$5.6
Variance attributable to:
Volume and mix	$(8.8)	$(8.2)	$24.5	$5.4	$15.7	$(2.8)
Foreign exchange	6.4	0.1	(8.4)	(0.3)	(2.0)	(0.2)
Pricing and economics	(10.4)	(8.1)	2.1	(13.5)	(8.3)	(21.6)
Efficiencies	—	12.1	—	9.5	—	21.6
Selling, general, and administrative expenses and other items	—	2.4	—	6.2	—	8.6
Total	$(12.8)	$(1.7)	$18.2	$7.3	$5.4	$5.6

(e)	We have presented a reconciliation of Adjusted EBITDA to net income attributable to Tower International, Inc., above.

Adjusted EBITDA

Consolidated Company: Consolidated Adjusted EBITDA increased by $5.6 million, or 5%, from the six months ended June 30, 2012, withstanding additional volume-related fixed costs ($7 million), unfavorable product mix ($0.9 million), and unfavorable foreign exchange ($0.2 million), offset partially by higher volume ($5.1 million). All other factors were net favorable by $8.6 million. Favorable efficiencies ($21.6 million) and favorable SG&A expenses and other items ($8.6 million) were offset partially by unfavorable pricing and economics ($21.6 million).

International Segment: In our International segment, Adjusted EBITDA decreased by $1.7 million, or 4%, from the six months ended June 30, 2012, reflecting primarily lower volume ($5.6 million) and additional volume-related fixed costs ($4 million), offset partially by favorable product mix ($1.4 million). Foreign exchange had a negligible impact. All other factors were net favorable by $6.4 million. Favorable efficiencies ($12.1 million) and favorable SG&A expenses and other items ($2.4 million) were offset partially by unfavorable pricing and economics ($8.1 million), principally product pricing and labor costs. SG&A expenses and other items reflect primarily lower launch costs ($4.2 million) and the gain in connection with the de-consolidation of a Chinese joint venture ($1.5 million), offset partially by higher intercompany charges ($2.3 million) and the non-recurrence of customer cost recoveries ($1.6 million).

Americas Segment: In our Americas segment, Adjusted EBITDA increased by $7.3 million, or 12%, from the six months ended June 30, 2012, reflecting primarily higher volume ($10.7 million), offset partially by additional volume-related fixed costs ($3 million), unfavorable product mix ($2.3 million), and unfavorable foreign exchange ($0.3 million). All other factors were net favorable by $2.2 million. Favorable efficiencies ($9.5 million) and favorable SG&A expenses and other items ($6.2 million) were offset partially by unfavorable pricing and economics ($13.5 million), principally product pricing and labor costs. SG&A spending and other items reflect primarily lower intercompany charges ($2.3 million), the exclusion of the non-recurring losses associated with TD&A ($1.6 million), and lower pension expense ($1.2 million), offset partially by higher launch costs ($0.6 million).

Restructuring and Asset Impairment Charges

The following table sets forth our net restructuring and asset impairment charges by type for the periods presented (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Employee termination costs	$0.9	$0.8	$1.0	$1.9
Other exit costs	3.7	2.1	5.3	2.9
Asset impairment	10.0	-	11.0	-
Restructuring and asset impairment charges, net	$14.6	$2.9	$17.3	$4.8

We restructure our global operations in an effort to align our capacity with demand and to reduce our costs. Restructuring costs include employee termination benefits and other incremental costs resulting from restructuring activities. These incremental costs principally include equipment and personnel relocation costs. Restructuring costs are recognized in our Condensed Consolidated Financial Statements in accordance with FASB ASC No. 420, Exit or Disposal Obligations, and are presented our Consolidated Condensed Statement of Operations as “restructuring and asset impairment charges, net (Note 7)”. We believe the restructuring actions discussed below will help our efficiency and results of operations on a going forward basis.

In April 2013, our Board determined to close the operations of Tower Defense & Aerospace, LLC (“TD&A”). In June 2013, we received $9.1 million in cash proceeds for the sale of substantially all of TD&A’s assets. In connection with such closure, we incurred $11.5 million of restructuring charges, of which $8.2 million represents an impairment charge, $2.8 million represents other exit costs, and $0.5 million represents severance costs. We do not anticipate that we will incur additional restructuring charges during the third quarter of 2013. As of June 30, 2013, we have a liability recorded of $0.5 million related to the severance costs and lease buy-outs for such closure.

The charges incurred during the three and six months ended June 30, 2013 related to the closure of TD&A during the second quarter of 2013, the ongoing maintenance expense of facilities closed in our Americas segment as a result of prior actions, and an impairment charge on a facility we ceased using during the first quarter of 2013 in our Americas segment. The charges incurred in our International segment related to an impairment charge on the Bergisch facility that was considered held for sale during the second quarter of 2013 and severance costs to reduce fixed costs.

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

Liquidity and Capital Resources

General

We generally expect to fund expenditures for operations, administrative expenses, capital expenditures, and debt service obligations with internally generated funds from operations and we generally expect to satisfy working capital needs from time-to-time with borrowings under our revolving credit facility or cash on hand. As of June 30, 2013, we had available liquidity of approximately $216 million, which we believe is adequate to fund our working capital requirements for at least the next twelve months. We believe that we will be able to meet our debt service obligations and fund our short-term and long-term operating requirements for at least the next twelve months with cash flow from operations, cash on hand, and borrowings under our revolving credit facility.

Cash Flows and Working Capital

The following table shows the components of our cash flows from continuing operations for the periods presented (in millions):

	Six Months Ended June 30,
	2013	2012
Net cash provided by / (used in):
Operating activities	$11.8	$29.9
Investing activities	(27.4)	(60.6)
Financing activities	4.4	33.4

Net Cash Provided by Operating Activities. During the six months ended June 30, 2013 we generated $11.8 million of cash flow from operations, compared with $29.9 million during the six months ended June 30, 2012. The primary reason for this decrease was lower net income and an unfavorable fluctuation in working capital items. During the six months ended June 30, 2013 we utilized $43 million of cash through working capital items, compared to $34.4 million during the six months ended June 30, 2012. The $8.6 million change reflects primarily the unfavorable timing of the net effects of payments and receipts of customer funded tooling of $27.2 million, offset partially by the favorable fluctuation in net trade accounts receivable and payable of $14.4 million and the favorable inventory fluctuation of $11 million.

Net Cash Used in Investing Activities. Net cash utilized in investing activities was $27.4 million during the six months ended June 30, 2013, compared to $60.6 million during the six months ended June 30, 2012. The $33.2 million change in cash used reflects the decrease in capital expenditures related primarily to the timing of program launches and expansion in China in 2012.

Net Cash Provided by Financing Activities. Net cash provided by financing activities was $4.4 million during the six months ended June 30, 2013, compared to $33.4 million during the six months ended June 30, 2012. The $29 million change was attributable primarily to the proceeds received from borrowings on the Term Loan Credit Facility offset partially by the partial redemptions of our notes, the premiums paid on the redemption of our notes, decreased borrowings, debt financing costs associated with the Term Loan Credit Facility, and remittance of dividends to our noncontrolling interests.

Working Capital

We manage our working capital by monitoring key metrics principally associated with inventory, accounts receivable, and accounts payable. Our quarterly average inventory days on hand has decreased from 17 days during the fourth quarter of 2012 to 15 days during the second quarter of 2013. Our inventory levels decreased from $81.3 million at December 31, 2012 to $80.5 million at June 30, 2013. The decrease was primarily due to increased days on hand performance and lower inventory at TD&A, offset partially by higher sales in the second quarter of 2013 compared to the fourth quarter of 2012. We actively manage our inventory balances to minimize the inventory on hand, which is facilitated by our customers’ just-in-time manufacturing processes. We are implementing additional inventory control measures during 2013 in an effort to reduce inventory days on hand to lower levels.

We have continued our efforts to match the terms on which we pay our suppliers with the payment terms we receive from our customers in an effort to remain cash flow neutral with respect to our trade payables and receivables. Our accounts receivable balance increased from $266.1 million as of December 31, 2012 to $332.4 million as of June 30, 2013. The increase reflects increased revenue during the second quarter of 2013 compared to the fourth quarter of 2012.

Our accounts payable balance increased from $264.9 million as of December 31, 2012 to $311.9 million as of June 30, 2013. The change reflects primarily the increase of trade accounts payable, reflecting primarily the matching of terms with our customers and vendors, as described above, offset partially by the decrease of accounts payable related to customer funded tooling, which resulted from the timing of customer programs.

On June 30, 2013 and December 31, 2012, we had working capital balances of $166.6 million and $94 million, respectively. Included in our working capital balance at June 30, 2013 is $45.2 million in restricted cash that is in an escrow account to cover the expected third quarter 2013 redemption of our notes and the associated premium. At June 30, 2013, the outstanding principal balance of our notes of $42.2 million (net of a remaining $0.8 million original issue discount) has been presented as long-term debt, net of current maturities in the Condensed Consolidated Balance Sheets. We have a substantial portion of our short-term debt that is subject to renewal. Historically, we have been successful in renewing this debt as it becomes due.

Per the Term Loan Credit Agreement, the Company placed $45.2 million into an escrow account to cover this expected third quarter 2013 redemption and associated premium. This cash has been presented as restricted cash in the Condensed Consolidated Balance Sheet. On July 10, 2013, the Issuers, in accordance with the Indenture, delivered notice to the noteholders that such redemption would occur on August 26, 2013.

Our working capital usage is seasonal in nature. During the first half of the year, production and sales typically increase substantially, which causes our working capital to increase because our accounts receivable and inventory increase. In the second half of the year, production and sales typically decline as a result of scheduled customer shutdowns. The lower production and sales generally results in a reduction of accounts receivable and inventory, which decreases our working capital.

Our working capital is also affected by our net position in respect to customer funded tooling with our customers. Tooling costs represent costs incurred by us in the development of new tooling used in the manufacture of our products. All pre-production tooling costs incurred for tools that we will not own and that will be used in producing products supplied under long-term supply agreements are expensed as incurred, unless the supply agreement provides us with the non-cancellable right to use the tools or the reimbursement of such costs is contractually guaranteed by the customer. Generally, when the customer awards a contract to us, the customer agrees to reimburse us for certain of our tooling costs. As the tooling is developed, we experience cash outflows because we bear the costs and we typically do not receive reimbursement from our customers until the manufacture of the particular program commences. This timing delay causes our working capital to fluctuate between periods due to the timing of the cash inflows and outflows.

Sources and Uses of Liquidity

Our available liquidity at June 30, 2013 was approximately $216 million, which consisted of $118.2 million of cash on hand and unutilized borrowing availability under our U.S. and foreign credit facilities of $89.1 million and $9.1 million, respectively. A significant portion of our cash balance is located at foreign subsidiaries, including China, and is presently being used to fund growth at those locations. Periodically, we remit cash from China in the form of dividends. In June 2013, we remitted $4.5 million in dividends from our Chinese joint venture in WuHu. As of December 31, 2012 and June 30, 2012, we had available liquidity of approximately $207 million and $198 million, respectively, excluding the cash and availability at our discontinued operation.

As of June 30, 2013, we had short-term debt of $73.3 million, of which $22.6 million related to secured lines of credit in Europe, $22.5 million related to receivables factoring in Europe, $15.2 million related to debt in Brazil, $8.8 million related to debt in China, and $4.2 million related to current maturities of our Term Loan Credit Facility. The majority of our Brazilian debt is subject to renewal. Historically, we have been successful in renewing this debt as it becomes due, but we cannot provide assurance that this debt will continue to be renewed or, if renewed, that this debt will continue to be renewed under the same terms. The receivables factoring in Europe consists of uncommitted demand facilities, which are subject to termination at the discretion of the banks, although we have not experienced any terminations by the banks. We believe that we will be able to continue to renew the majority of our Brazilian debt and to continue the receivables factoring in Europe.

During the second quarter of 2013:

•	In Brazil, we obtained two new term loans. One term loan was for $9 million (R$20 million) with a maturity date of June 2015 and an interest of 13.41% per annum. The other term loan was for $1.3 million (R$3 million) with a maturity date of February 2018 and an interest rate of 3% per annum.

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

	Six Months Ended
	June 30,
	2013	2012
Net cash provided by continuing operating activities	$11.8	$29.9
Cash disbursed for purchases of property, plant, and equipment, net	(30.2)	(60.6)
Free cash flow	$(18.4)	$(30.7)

Free cash flow was negative $18.4 million during the six months ended June 30, 2013, compared to negative $30.7 million during the six months ended June 30, 2012. The $12.3 million difference in free cash flow reflects primarily decreased capital spending offset partially by lower net income and the unfavorable fluctuation in working capital items during the six months ended June 30, 2013.

Debt

As of June 30, 2013, we had outstanding indebtedness, excluding capital leases, of approximately $591.4 million, which consisted of the following:

•	$418 million (net of a $2 million discount) of indebtedness outstanding under our Term Loan Credit Facility (as defined below);
•	$42.2 million (net of a $0.8 million discount) of indebtedness outstanding on our notes (as defined below);
•	$35 million of indebtedness outstanding under our asset-based lending revolving credit facility; and
•	$96.2 million of foreign subsidiary indebtedness.

Term Loan Credit Facility

On April 23, 2013, we and our subsidiaries, Tower Automotive Holdings USA, LLC, Tower Automotive Holdings I, LLC, Tower Automotive Holdings II(a) LLC, Tower Automotive Holdings II(b) LLC and the subsidiaries named therein, entered into a Term Loan and Guaranty Agreement (the “Term Loan Credit Agreement”) whereby we obtained a term loan of $420 million. The maturity date for the initial term loan disbursed under the Term Loan Credit Agreement is April 23, 2020.

Our term loan credit facility contains customary covenants applicable to certain of our subsidiaries, including a financial maintenance covenant (the “Total Net Leverage Ratio”) based on the ratio of Total Net Debt to Consolidated EBITDA (each as defined in the Term Loan Credit Agreement). As of the last day of each fiscal quarter, we are required to maintain a Total Net Leverage Ratio of not more than 3.75 to 1.00 on a rolling four quarter basis. Our financial condition and liquidity would be adversely impacted by the violation of any of our covenants.

On July 29, 2013, we repriced the $420 million term loan due April 2020 that remains outstanding under our Term Loan Credit Agreement entered into on April 23, 2013. Prior to such repricing, the pricing of the term loan was LIBOR (subject to a floor of 125 basis points) plus a spread of 450 basis points. The new pricing of the term loan is LIBOR (subject to a floor of 100 basis points) plus a spread of 375 basis points. In connection with this repricing, we anticipate that we will incur charges of up to $5 million in the third quarter of 2013. These charges relate to a premium paid by us and expenses associated with the repricing.

Tender Offer and Senior Secured Notes

On April 23, 2013, we completed a cash tender offer (the “Tender Offer”) whereby we offered to purchase up to $276 million of our outstanding 10.625% Senior Secured Notes due 2017 (the “10.625% Senior Secured Notes” or the “notes”). An aggregate principal amount of $362 million of the notes was validly tendered in the Tender Offer and not validly withdrawn. We accepted for purchase $276 million in aggregate principal amount of the notes at an aggregate purchase price of 113.58% of the principal amount thereof plus accrued and unpaid interest, which resulted in a premium paid of $37.5 million and a tender fee of $0.7 million that were recognized as other expense. Because the maximum aggregate principal amount of $276 million for the notes was exceeded, we did not accept all of the notes tendered for purchase. The notes that were tendered but not accepted were promptly returned to the tendering parties. In connection with the repurchase, we accelerated the amortization of the original issue discount and associated debt issue costs by $8.3 million in the second quarter of 2013.

On May 24, we redeemed $43 million of the notes at 105% of the principal amount thereof, plus accrued but unpaid interest, which resulted in a premium paid of $2.2 million that was recognized as other expense. In connection with the redemption, we accelerated the amortization of the original issue discount and associated debt issue costs by $1.3 million in the second quarter of 2013. We intend to redeem all of the remaining outstanding notes, which, as of June 30, 2013, had an outstanding principal balance of $42.2 million (net of a remaining $0.8 million original issue discount), at a redemption price of 105% of the principal amount thereof, plus accrued and unpaid interest, during the third quarter of 2013. Per the Term Loan Credit Agreement, we placed $45.2 million into an escrow account to cover expected third quarter 2013 redemption and associated premium. This cash has been presented as restricted cash in the Condensed Consolidated Balance Sheet. On July 10, 2013, the Issuers, in accordance with the Indenture, delivered formal notice to the noteholders that such redemption would occur on August 26, 2013.

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

Amended Revolving Credit Facility

On June 19, 2013, we entered into a Second Amended and Restated Revolving Credit and Guaranty Agreement (the “Amended Revolving Credit Facility Agreement”) by and among Tower Automotive Holdings USA, LLC (the “Borrower”), the Company, Tower Automotive Holdings I, LLC (“Holdco”), Tower Automotive Holdings II(a), LLC, Tower Automotive Holdings II(b), LLC, the subsidiary guarantors named therein, JPMorgan Chase Bank, N.A., Wells Fargo Capital Finance, LLC and each of the other financial institutions from time to time party thereto, as lenders and JPMorgan Chase Bank, N.A., as issuing lender, as swing line lender and as administrative agent for the lenders (the “Agent”). The Amended Revolving Credit Facility Agreement amends and restates in its entirety the Amended and Restated Revolving Credit Facility Agreement, by and among Borrower, its domestic affiliate and domestic subsidiary guarantors named therein and the lenders party thereto and the Agent. The Amended Revolving Credit Facility Agreement provides for an asset-based revolving credit facility (the “Amended Revolving Credit Facility”) in the aggregate amount of up to $150 million, subject to a borrowing base limitation.

Our Amended Revolving Credit Facility Agreement also provides for the issuance of letters of credit in an aggregate amount not to exceed $50 million, provided that the total amount of credit (inclusive of revolving loans and letters of credit) extended under our Amended Revolving Credit Facility Agreement is subject to an overall cap, on any date, equal to the lesser of $150 million or the amount of the borrowing base on such date. The borrowing base is based upon the value of certain of our assets, including certain of our accounts receivable, inventory and property, plant, and equipment, and thus changes from time to time depending on the value of the assets included within the borrowing base. The administrative agent for this facility causes to be performed an appraisal of the assets (other than the accounts receivable) included in the calculation of the borrowing base either on an annual basis or, if our availability under the facility is less than the greater of (i) 15% of the total commitment (which is currently $150 million) or (ii) $22.5 million during any twelve month period, as frequently as on a semi-annual basis. In addition, if certain material defaults under the facility have occurred and are continuing, the administrative agent has the right to perform any such appraisal as often as it deems necessary in its sole discretion. Our administrative agent may make adjustments to our borrowing base pursuant to these appraisals. These adjustments may negatively impact our ability to obtain revolving loans or support our letters of credit needs under our Amended Revolving Credit Facility Agreement. Based on the value of our assets at June 30, 2013, we were entitled to borrow $135.6 million under our Amended Revolving Credit Facility Agreement at June 30, 2013. On that date, we had $35 million of borrowings under the Amended Revolving Credit Facility Agreement and $11.5 million of letters of credit outstanding under the Amended Revolving Credit Facility Agreement. Thus, we could have borrowed an additional $89.1 million under the Amended Revolving Credit Facility Agreement as of June 30, 2013, calculated as follows (in millions):

Revolver borrowing base	$135.6
Borrowings on revolver	35.0
Letters of credit outstanding on revolver	11.5
Availability	$89.1

Our Amended Revolving Credit Facility Agreement bears interest at a base rate plus a margin or at LIBOR plus a margin. The applicable margin is determined by reference to the average availability under the Amended Revolving Credit Facility Agreement over the preceding three months. The applicable margins as of June 30, 2013 were 1.25% and 2.25% for base rate and LIBOR based borrowings, respectively. Borrowings outstanding under our Amended Revolving Credit Facility Agreement may vary significantly from time to time depending on our cash needs at any given time. Our Amended Revolving Credit Facility Agreement matures in June 2018.

Our Amended Revolving Credit Facility Agreement contains customary covenants applicable to certain of our subsidiaries, including a financial maintenance covenant ratio (the “Fixed Charge Coverage Ratio”) based on the ratio of consolidated Adjusted EBITDA to consolidated fixed charges, each as defined in the agreement. If less than 10% of the total commitment is available under the facility for more than two consecutive days, we are required to maintain a consolidated Fixed Charge Coverage Ratio of not less than 1.00 to 1.00 on a rolling four quarter basis. If we are required at any time to maintain the consolidated Fixed Charge Coverage Ratio, such requirement will end if more than 10% of the total commitment is available (provided that such number cannot be less than $12.5 million) for twenty consecutive days. Our Letter of Credit Facility contains the same Fixed Charge Coverage Ratio as set forth in the Amended Revolving Credit Facility Agreement (as such covenant is only applicable under the Letter of Credit Facility Agreement to the same extent, and at the same times, that it is applicable under the Amended Revolving Credit Facility Agreement). During the second quarter of 2013, we were not required to maintain the Fixed Charge Coverage Ratio; thus, we were in compliance with our covenants.

Foreign Subsidiary Indebtedness

Our foreign subsidiary indebtedness consists primarily of borrowings in Europe, Brazil, China, and receivables factoring in Europe, which is described in note 8.

Capital and Operating Leases

We maintain capital leases primarily for a manufacturing facility and certain manufacturing equipment. We have several operating leases, including leases for office and manufacturing facilities and certain equipment, with lease terms expiring between the years 2013 and 2021. As of December 31, 2012, our total future operating lease payments amounted to $121.8 million and the present value of minimum lease payments under our capital leases amounted to $12.5 million. As of December 31, 2012, we were committed to making lease payments during 2013 of not less than $23.2 million on our operating leases and not less than $2.2 million on our capital leases.

Off-Balance Sheet Obligations

Our only off-balance sheet obligations consist of obligations under our Letter of Credit Facility and Amended Revolving Credit Facility. As of June 30, 2013, letters of credit outstanding were $8.1 million under the Letter of Credit Facility and $11.5 million under the Amended Revolving Credit Facility.

Our Letter of Credit Facility initially provided for the issuance of up to $38 million of letters of credit with a sublimit for Euro denominated letters of credit (with an option to increase the Letter of Credit Facility to $44.5 million in the future). We have amended the Letter of Credit Facility Agreement to reduce the Letter of Credit Facility on multiple occasions. In addition, on April 22, 2013, we amended the Letter of Credit Facility Agreement to, among other things, permit the incurrence of up to $430 million of indebtedness under the Term Loan Credit Agreement and the granting of liens to secure such indebtedness. On June 20, 2013, we amended the Letter of Credit Facility Agreement to reduce the Letter of Credit Facility from $22.5 million to $8.5 million (with an option to increase the Letter of Credit Facility to $44.5 million in the future). The remaining terms of the Letter of Credit Facility Agreement have remained the same. The expiration date of the Letter of Credit Facility is June 13, 2014. Applicable fees are 8.5% on the total amount of the facility.

Net Debt

Net debt is a non-GAAP measure that represents total debt less cash and cash equivalents. We regard net debt as a useful measure of our outstanding debt obligations. Our use of the term “net debt” should not be understood to mean that we will use any cash on hand to repay debt. Net debt is calculated as follows (in millions):

	As of June 30, 2013	As of December 31, 2012

Total debt	$602.6	$497.0
Cash and cash equivalents	(118.2)	(113.9)
Restricted cash, excluding premium for redemption of senior secured notes *	(43.0)	-
Net debt	$441.4	$383.1

* Aggregate restricted cash as of June 30, 2013 was $45.2 million.

Net debt was $441.4 million as of June 30, 2013 compared to $383.1 million as of December 31, 2012. The $58.3 million change reflects primarily the premium paid on the partial redemption of our notes, unfavorable free cash flow, debt financing costs associated with the Term Loan Credit Agreement, the de-consolidation of cash at a Chinese joint venture, and the remittance of dividends to our noncontrolling interests, offset partially by the net proceeds received from the sale of the Company’s South Korean subsidiary, the proceeds received from the sale of TD&A, and the proceeds received from the exercise of stock options.

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

This report also contains estimates and other statistical data made by independent parties and by us relating to market size and growth and other data about our industry. This data involves a number of assumptions and limitations, and you are cautioned not to give undue weight to such estimates. We have not independently verified the statistical and other industry data generated by independent parties that is contained in this report and, accordingly, we cannot provide assurance of its accuracy or completeness. In addition, projections, assumptions and estimates of our future performance and the future performance of the industries in which we operate are necessarily subject to a high degree of uncertainty and risk.

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

Commodity Pricing Risk

Steel is the primary raw material that we use. We purchase a portion of our steel from certain of our customers through various OEM resale programs. The purchases through customer resale programs have buffered the impact of price swings associated with the procurement of steel. The remainder of our steel purchasing requirements are met through contracts with steel mills. At times, we may be unable to either avoid increases in steel prices or pass through any price increases to our customers. We refer to the “net steel impact” as the combination of the change in steel prices that are reflected in product pricing, the change in the cost to procure steel from the mill, and the change in our recovery of scrap steel, which we refer to as offal. Our strategy is to be economically indifferent to steel pricing by having these factors offset each other. While we strive to achieve a neutral net steel impact, we are not always successful in achieving that goal, in large part due to timing differences. Depending upon when a steel price change or scrap price change occurs, that change may have a disproportionate effect, within any particular fiscal period, on our product pricing, our steel costs and the results of our sales of scrap steel. Net imbalances in any one particular fiscal period may be reversed in a subsequent fiscal period, although we cannot provide assurance that, or when, these reversals will occur. Over the past several years, we have not experienced a material net impact from these factors.

Interest Rate Risk

At June 30, 2013, we had total debt, excluding capital leases, of $591.4 million (net of a $2.8 million discount), consisting of fixed rate debt of $81.1 million (14%) and floating rate debt of $510.3 million (86%). Our floating rate debt consists primarily of our Term Loan Credit Facility and indebtedness held by our international subsidiaries. Assuming no changes in the monthly average variable-rate debt levels of $302.8 million and $102.8 million (excluding the debt at our discontinued operation) for the six months ended June 30, 2013 and 2012, respectively, we estimate that a hypothetical change of 100 basis points in the LIBOR and alternate base rate interest rates would have impacted interest expense for each of the six months ended June 30, 2013 and 2012 by $1.5 million and $0.5 million, respectively. A 100 basis point increase in interest rates would not materially impact the fair value of our fixed rate debt.

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

Our strategy for managing currency risk relies primarily upon conducting business in a foreign country in that country’s currency. We may, from time to time, also participate in hedging programs intended to reduce our exposure to currency fluctuations. We believe that the effect of a 100 basis point movement in foreign currency rates against the U.S. dollar would not have materially affected our results of operations or cash flows for the six months ended June 30, 2013 and 2012. However, we believe that the movement in the Euro to the U.S. dollar has the potential to materially affect our stockholders’ equity because we estimated that a hypothetical change of 100 basis points in the Euro to the U.S. dollar exchange rate would have impacted stockholders’ equity by approximately $2.6 million as of December 31, 2012. We do not believe a 100 basis point movement in other foreign currencies would have a material impact on our stockholders’ equity.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2013. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of June 30, 2013, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes in our risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012, except as set forth below:

Our ability to utilize our net operating loss carryforwards likely will be limited and delayed.

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

On July 30, 2013, Tower International Holdings, LLC, our principal stockholder, consummated a secondary public offering of 7,888,122 shares of our common stock (including 638,122 shares sold pursuant to a 30-day option granted by the selling stockholder to the underwriters to purchase up to an additional 1,087,500 shares of our common stock).  Tower International, Inc. will not receive any of the proceeds from the sale of shares in that offering. As a result of that offering, we likely will have an “ownership change” for purposes of Section 382 of the Internal Revenue Code. As a result of this ownership change, we will be further limited, pursuant to Section 382 of the Internal Revenue Code, in using our net operating losses arising in any pre-ownership change period to offset taxable income for taxable periods (or portions thereof) beginning after such ownership change. Consequently, in the future we may be required to pay increased cash income taxes because of the Section 382 limitations on our ability to use our net operating loss carryforwards, although we do not currently expect our cash income taxes for 2013 or 2014 to increase because of Section 382.

In addition, adverse changes in the underlying profitability and financial outlook of our operations in several foreign jurisdictions could lead to changes in our valuation allowances against deferred tax assets and other tax accruals that could adversely affect our financial results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities

On May 11, 2013, one-third of the restricted stock units (“RSUs”) granted on May 11, 2011 and 2012 vested.  We reduced the number of shares issuable upon vesting to cover the minimum statutory withholding taxes for certain of the vested participants. This information is reflected in the table below:

Period	Total Number of Shares (or Units) Purchased	Weighted Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (1)
April 1 through April 30, 2013	-	$-
May 1 through May 31, 2013	740	20.00
June 1 through June 30, 2013	-	-
Total	740	$20.00

(1) We have not announced a general plan or program to purchase shares.

Item 5. Other Information

(a) On July 29, 2013, the Company amended its Term Loan and Guaranty Agreement, dated as of April 23, 2013, by and among Tower Automotive Holdings USA, LLC, as borrower, the Company, Tower Automotive Holdings I, LLC, Tower Automotive Holdings II(a), LLC, Tower Automotive Holdings II(b), LLC and the subsidiary guarantors named therein, as Guarantors, each of the financial institutions from time to time party thereto as lenders, and Citibank, N.A., as administrative agent for the lenders (the “Term Loan Credit Agreement”). The amendment was reflected in the First Refinancing Term Loan Amendment to Term Loan and Guaranty Agreement, dated as of July 29, 2013, by and among Tower Automotive Holdings USA, LLC, as borrower, the Company, Tower Automotive Holdings I, LLC, Tower Automotive Holdings II(a), LLC, Tower Automotive Holdings II(b), LLC and the subsidiary guarantors named therein, as Guarantors, each of the financial institutions from time to time party thereto as lenders, and Citibank, N.A., as administrative agent for the lenders (the “Amendment”).

The effect of the Amendment was to reprice the Company’s $420 million term loan made pursuant to the Term Loan Credit Agreement. The maturity date for the term loan remains April 23, 2020.  The term loan will bear interest at (i) an alternate base rate (which is the highest of the Prime Rate, the Federal Funds Effective Rate plus 1/2% and the Adjusted LIBO Rate (as each such term is defined in the Term Loan Credit Agreement) for a one month interest period, plus 1%) plus a margin of 2.75% or (ii) the Adjusted LIBO Rate (calculated by multiplying the applicable LIBOR rate by a statutory reserve rate, with a floor of 1.00%) plus a margin of 3.75%. Prior to the repricing, Tower was paying interest on the term loan at (i) the alternate base rate plus a margin of 3.50% or (ii) the Adjusted LIBO Rate (calculated by multiplying the applicable LIBOR rate by a statutory reserve rate, with a floor of 1.25%) plus a margin of 4.50%.

In connection with the repricing described above, the Company anticipates that it will incur charges of approximately $5 million in the third quarter of 2013. These charges relate to a premium paid by the Company and expenses associated with the repricing.

Citigroup Global Markets Inc. or its affiliates acted as agent and J.P. Morgan Securities LLC and Citigroup Global Markets Inc. or its affiliates acted as arrangers in connection with the repricing and each received customary fees and reimbursement of expenses in connection therewith. These entities and their respective affiliates have, from time to time, performed, and may in the future perform, various financial advisory and investment banking services for the Company, including acting as initial purchasers, bookrunners or underwriters in past offerings, for which they received or will receive customary fees and reimbursement of expenses. J.P. Morgan Securities LLC and Citigroup Global Markets are agents and/or lenders under the Company’s asset-based revolving credit facility, Term Loan Credit Agreement or letter of credit facility.

A copy of the Amendment is contained in Exhibit 10.5 hereto, which exhibit is incorporated by reference into this Item 5(a). The above description is qualified in its entirety by reference to such exhibit.

Item 6. Exhibits

10.1	Term Loan and Guaranty Agreement, dated as of April 23, 2013, by and among Tower Automotive Holdings USA, LLC, as borrower, Tower International, Inc., Tower Automotive Holdings I, LLC, Tower Automotive Holdings II(a), LLC, Tower Automotive Holdings II(b), LLC and the subsidiary guarantors named therein, as Guarantors, each of the financial institutions from time to time party thereto as lenders, and Citibank, N.A., as administrative agent for the lenders (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed April 24, 2013 and incorporated herein by reference).

10.2	Second Amended and Restated Revolving Credit and Guaranty Agreement dated as of June 19, 2013 by and among Tower Automotive Holdings USA, LLC, Tower International, Inc., Tower Automotive Holdings I, LLC, Tower Automotive Holdings II(a), LLC, Tower Automotive Holdings II(b), LLC, the subsidiary guarantors named therein, JPMorgan Chase Bank, N.A., Wells Fargo Capital Finance, LLC and each of the other financial institutions from time to time party thereto, as Lenders and JPMorgan Chase Bank, N.A., as Issuing Lender, as Swing Line Lender and as Administrative Agent for the Lenders (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed June 20, 2013 and incorporated herein by reference).

10.3	Second Amended and Restated ABL Security Agreement dated as of June 19, 2013 among Tower Automotive Holdings USA, LLC, the guarantors named therein and JPMorgan Chase Bank, N.A., as Agent for the Lenders (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed June 20, 2013 and incorporated herein by reference).

10.4	Amendment to Letter of Credit Facility Agreement, dated as of April 22, 2013, among Tower Automotive Holdings USA, LLC, Tower International, Inc., JPMorgan Chase Bank, N.A., as L/C participant and JPMorgan Chase Bank, N.A., as administrative agent and issuing lender (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed April 24, 2013 and incorporated herein by reference).

10.5	First Refinancing Term Loan Amendment to Term Loan and Guaranty Agreement, dated as of July 29, 2013, by and among Tower Automotive Holdings USA, LLC, as borrower, Tower International, Inc., Tower Automotive Holdings I, LLC, Tower Automotive Holdings II(a), LLC, Tower Automotive Holdings II(b), LLC and the subsidiary guarantors named therein, as Guarantors, each of the financial institutions from time to time party thereto as lenders, and Citibank, N.A., as administrative agent for the lenders.*

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer *

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer *

32.1	Section 1350 Certification of the Chief Executive Officer **

32.2	Section 1350 Certification of the Chief Financial Officer **

101.INS	XBRL Instance Document ***

101.SCH	XBRL Taxonomy Extension Scheme Document ***

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document ***

101.LAB	XBRL Taxonomy Extension Label Linkbase Document ***

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document ***

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document ***

______________________

*	Filed herewith.
**	Furnished, not filed
***	Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Exchange Act and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tower International, Inc.

Date: July 31, 2013	/s/ James C. Gouin
James C. Gouin
Chief Financial Officer

Index to Exhibits

10.1	Term Loan and Guaranty Agreement, dated as of April 23, 2013, by and among Tower Automotive Holdings USA, LLC, as borrower, Tower International, Inc., Tower Automotive Holdings I, LLC, Tower Automotive Holdings II(a), LLC, Tower Automotive Holdings II(b), LLC and the subsidiary guarantors named therein, as Guarantors, each of the financial institutions from time to time party thereto as lenders, and Citibank, N.A., as administrative agent for the lenders (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed April 24, 2013 and incorporated herein by reference).

10.2	Second Amended and Restated Revolving Credit and Guaranty Agreement dated as of June 19, 2013 by and among Tower Automotive Holdings USA, LLC, Tower International, Inc., Tower Automotive Holdings I, LLC, Tower Automotive Holdings II(a), LLC, Tower Automotive Holdings II(b), LLC, the subsidiary guarantors named therein, JPMorgan Chase Bank, N.A., Wells Fargo Capital Finance, LLC and each of the other financial institutions from time to time party thereto, as Lenders and JPMorgan Chase Bank, N.A., as Issuing Lender, as Swing Line Lender and as Administrative Agent for the Lenders (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed June 20, 2013 and incorporated herein by reference).

10.3	Second Amended and Restated ABL Security Agreement dated as of June 19, 2013 among Tower Automotive Holdings USA, LLC, the guarantors named therein and JPMorgan Chase Bank, N.A., as Agent for the Lenders (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed June 20, 2013 and incorporated herein by reference).

10.4	Amendment to Letter of Credit Facility Agreement, dated as of April 22, 2013, among Tower Automotive Holdings USA, LLC, Tower International, Inc., JPMorgan Chase Bank, N.A., as L/C participant and JPMorgan Chase Bank, N.A., as administrative agent and issuing lender (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed April 24, 2013 and incorporated herein by reference).

10.5	First Refinancing Term Loan Amendment to Term Loan and Guaranty Agreement, dated as of July 29, 2013, by and among Tower Automotive Holdings USA, LLC, as borrower, Tower International, Inc., Tower Automotive Holdings I, LLC, Tower Automotive Holdings II(a), LLC, Tower Automotive Holdings II(b), LLC and the subsidiary guarantors named therein, as Guarantors, each of the financial institutions from time to time party thereto as lenders, and Citibank, N.A., as administrative agent for the lenders.*

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer *

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer *

32.1	Section 1350 Certification of the Chief Executive Officer **

32.2	Section 1350 Certification of the Chief Financial Officer **

101.INS	XBRL Instance Document ***

101.SCH	XBRL Taxonomy Extension Scheme Document ***

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document ***

101.LAB	XBRL Taxonomy Extension Label Linkbase Document ***

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document ***

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document ***

______________________

*	Filed herewith.
**	Furnished, not filed
***	Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Exchange Act and otherwise are not subject to liability under those sections.

