Form 10-Q
period 2013-09-30
Tower International, Inc.
filed 2013-10-30
CIK 1485469

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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

Yes ☐  No ☑

As of October 25, 2013, there were 20,469,782 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

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

PART 1 — FINANCIAL INFORMATION
ITEM 1. Financial Statements
TOWER INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data - unaudited)

	September 30, 2013	December 31, 2012

ASSETS
Cash and cash equivalents	$106,348	$113,943
Accounts receivable, net of allowance of $2,294 and $4,105	331,898	266,138
Inventories (Note 3)	81,682	81,336
Deferred tax asset - current	7,901	10,447
Prepaid tooling, notes receivable, and other	77,278	96,349
Total current assets	605,107	568,213

Property, plant, and equipment, net	529,176	573,148
Goodwill (Note 6)	66,118	64,793
Investment in joint venture (Note 16)	7,975	-
Deferred tax asset - non-current	2,851	3,149
Other assets, net	27,891	28,819
Total assets	$1,239,118	$1,238,122

LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term debt and current maturities of capital lease obligations (Note 8)	$69,428	$74,605
Accounts payable	309,898	264,897
Accrued liabilities	120,962	134,664
Total current liabilities	500,288	474,166

Long-term debt, net of current maturities (Note 8)	451,790	411,590
Obligations under capital leases, net of current maturities (Note 8)	10,154	10,783
Deferred tax liability - non-current	10,003	13,021
Pension liability (Note 10)	87,426	100,780
Other non-current liabilities	83,173	86,908
Total non-current liabilities	642,546	623,082
Total liabilities	1,142,834	1,097,248
Commitments and contingencies (Note 17)

Stockholders' Equity:
Tower International, Inc.'s stockholders' equity
Common stock, $0.01 par value, 350,000,000 authorized, 21,074,337 issued and 20,467,947 outstanding at September 30, 2013 and 20,830,425 issued and 20,247,134 outstanding at December 31, 2012	211	208
Additional paid in capital	326,759	321,032
Treasury stock, at cost, 606,390 shares as of September 30, 2013 and 583,291 shares as of December 31, 2012	(8,594)	(8,297)
Accumulated deficit	(276,457)	(237,212)
Accumulated other comprehensive loss (Note 11)	(8,477)	(12,484)
Total Tower International, Inc.'s stockholders' equity	33,442	63,247
Noncontrolling interests in subsidiaries	62,842	77,627
Total stockholders' equity	96,284	140,874

Total liabilities and stockholders' equity	$1,239,118	$1,238,122

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share amounts - unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Revenues	$495,197	$492,127	$1,585,215	$1,576,770
Cost of sales	439,222	438,799	1,401,713	1,396,482
Gross profit	55,975	53,328	183,502	180,288
Selling, general, and administrative expenses	31,290	32,254	98,235	101,251
Amortization expense (Note 6)	646	1,120	2,134	3,439
Restructuring and asset impairment charges, net (Note 7)	1,575	3,186	18,906	7,953
Operating income	22,464	16,768	64,227	67,645
Interest expense	9,410	13,530	44,375	41,249
Interest income	283	358	898	831
Other expense (Note 8)	7,490	-	48,418	-
Income / (loss) before provision for income taxes and equity in loss of joint venture	5,847	3,596	(27,668)	27,227
Provision for income taxes (Note 9)	1,423	3,047	8,557	17,713
Equity in loss of joint venture, net of tax (Note 16)	(208)	-	(373)	-
Income / (loss) from continuing operations	4,216	549	(36,598)	9,514
Loss from discontinued operations, net of tax (Note 4)	-	(2,931)	-	(578)
Net income / (loss)	4,216	(2,382)	(36,598)	8,936
Less: Net income attributable to the noncontrolling interests	898	1,593	2,647	4,627
Net income / (loss) attributable to Tower International, Inc.	$3,318	$(3,975)	$(39,245)	$4,309

Weighted average common shares outstanding
Basic	20,449,920	20,246,797	20,358,641	20,098,355
Diluted	21,106,471	20,246,797	20,358,641	20,533,788

Basic income / (loss) per share attributable to Tower International, Inc.:
Income / (loss) per share from continuing operations (Note 12)	$0.16	$(0.05)	$(1.93)	$0.24
Loss per share from discontinued operations (Note 12)	-	(0.15)	-	(0.03)
Income / (loss) per share (Note 12)	0.16	(0.20)	(1.93)	0.21

Diluted income / (loss) per share attributable to Tower International, Inc.:
Income / (loss) per share from continuing operations (Note 12)	$0.16	$(0.05)	$(1.93)	$0.24
Loss per share from discontinued operations (Note 12)	-	(0.15)	-	(0.03)
Income / (loss) per share (Note 12)	0.16	(0.20)	(1.93)	0.21

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands - unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Net income / (loss)	$4,216	$(2,382)	$(36,598)	$8,936
Other comprehensive income / (loss), net of tax:
Foreign currency translation adjustments	12,483	5,426	5,128	(3,444)
Unrealized gain / (loss) on qualifying cash flow hedge, net	(80)	10	108	21
Other comprehensive income / (loss)	12,403	5,436	5,236	(3,423)
Comprehensive income / (loss)	16,619	3,054	(31,362)	5,513
Less: Comprehensive income attributable to the noncontrolling interests	1,626	2,055	3,876	4,747
Comprehensive income / (loss) attributable to Tower International, Inc.	$14,993	$999	$(35,238)	$766

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands - unaudited)

	Nine Months Ended September 30,
	2013	2012

OPERATING ACTIVITIES:
Net income / (loss)	$(36,598)	$8,936
Add: Loss from discontinued operations, net of tax	-	(578)
Income / (loss) from continuing operations	(36,598)	9,514

Adjustments required to reconcile income / (loss) from continuing operations to net cash provided by operating activities:
Non-cash restructuring and asset impairments, net	11,006	-
Premium on notes redemption and other fees	48,418	-
Deferred income tax provision	373	12,590
Depreciation and amortization	70,933	68,213
Non-cash share-based compensation	3,660	8,485
Pension expense / (income), net of contributions	(13,354)	(15,949)
Change in working capital and other operating items	(34,669)	(45,076)
Net cash provided by continuing operating activities	$49,769	$37,777

INVESTING ACTIVITIES:
Cash disbursed for purchases of property, plant, and equipment, net	$(47,224)	$(84,703)
Investment in joint venture	(6,293)	-
Net proceeds from sale of property, plant, and equipment	12,040	-
Net cash used in continuing investing activities	$(41,477)	$(84,703)

FINANCING ACTIVITIES:
Purchase of treasury stock	$(297)	$(3,167)
Proceeds from borrowings	457,352	465,261
Repayments of borrowings	(484,847)	(411,026)
Proceeds from borrowings on Term Loan Credit Facility	417,900	-
Redemption of notes	(361,992)	-
Premium paid on notes redemption and other fees	(43,078)	-
Debt financing costs	(9,437)	-
Premium paid on re-pricing of Term Loan B and other fees	(4,378)	-
Proceeds from stock options exercised	2,067	-
Noncontrolling interest dividends	(6,748)	-
Net cash provided by / (used in) continuing financing activities	$(33,458)	$51,068

Discontinued operations:
Net cash from discontinued operating activities	$-	$(11,936)
Net cash from discontinued investing activities	15,694	(21,878)
Net cash from discontinued financing activities	-	11,575
Net cash from discontinued operations	$15,694	$(22,239)

Effect of exchange rate changes on continuing cash and cash equivalents	$1,877	$2,083

NET CHANGE IN CASH AND CASH EQUIVALENTS	$(7,595)	$(16,014)

CASH AND CASH EQUIVALENTS:
Beginning of period	$113,943	$134,984

End of period	$106,348	$118,970

Supplemental Cash Flow Information:
Interest paid, net of amounts capitalized	$40,865	$48,674
Income taxes paid	8,036	6,738
Non-cash Activities:
Capital expenditures in liabilities for purchases of property, plant, and equipment	$15,590	$9,907

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1. Organization and Basis of Presentation
Tower International, Inc., and its subsidiaries (collectively referred to as the “Company” or “Tower International”), is a leading integrated global manufacturer of engineered structural metal components and assemblies, primarily serving automotive original equipment manufacturers (“OEMs”), including Volkswagen Group, Ford, Chrysler, Fiat, Volvo, Nissan, Daimler, Toyota, BMW, Honda, Chery, PSA, and Geely. Products include body-structure stampings, frame and other chassis structures, as well as complex welded assemblies for small and large cars, crossovers, pickups, and sport utility vehicles (“SUVs”). Including both wholly owned subsidiaries and majority owned subsidiaries, the Company has strategically located production facilities in Brazil, the United States, Belgium, Czech Republic, Germany, Italy, Poland, Slovakia, and China, supported by engineering and sales locations in Brazil, the United States, Germany, Italy, China, India, and Japan.

The accompanying Condensed Consolidated Financial Statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The information furnished in the Condensed Consolidated Financial Statements includes normal recurring adjustments and reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of such financial statements. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the SEC. Although the Company believes that the disclosures are adequate to make the information presented not misleading, these Condensed Consolidated Financial Statements should be read in conjunction with the audited year-end financial statements and the notes thereto included in the most recent Annual Report on Form 10-K filed by the Company with the SEC. The interim results for the periods presented may not be indicative of the Company’s actual annual results.

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

Note 2. New Accounting Pronouncements Not Yet Adopted
As of September 30, 2013, the Company has adopted all accounting pronouncements affecting the Company.

Note 3. Inventories
Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (“FIFO”) method. Maintenance, repair, and non-productive inventory, which are considered consumables, are expensed when acquired in cost of sales. Inventories consist of the following (in thousands):

	September 30, 2013	December 31, 2012
Raw materials	$37,835	$32,781
Work in process	19,886	22,735
Finished goods	23,961	25,820
Total	$81,682	$81,336

Note 4. Discontinued Operations and Assets Held for Sale
On December 28, 2012, the Company’s subsidiaries, Tower Automotive Holdings Asia B.V. and Tower Automotive International Holdings B.V. (the “Sellers”), entered into a Stock Purchase Agreement (“Agreement”) with SJ Holdings, Inc., a subsidiary of SECO (“Buyer”), and consummated the divestiture of its Korean subsidiary, Seojin Industrial Company Ltd. (“Seojin”). Pursuant to the Agreement, the Buyer assumed the outstanding debt of Seojin and acquired all of the outstanding capital stock of Seojin for a purchase price of fifty billion Korean Won (approximately $47 million USD), of which the Company received 50% on December 28, 2012 and 40% on January 31, 2013. During the nine months ended September 30, 2013, the Company received $18.6 million and paid transaction costs of $2.9 million in connection with the sale of Seojin. Pursuant to the terms of the Agreement, the Company expects to receive the remaining 10% in December 2013. As of September 30, 2013, the Company had a receivable recorded of approximately $4.7 million for the payments to be received in December 2013. This receivable is included in prepaid tooling, notes receivable, and other in the Condensed Consolidated Balance Sheets. Seojin has been presented as a discontinued operation, in accordance with FASB ASC No. 205, Discontinued Operations.

The following table discloses selected financial information of the discontinued operation in the International segment (in thousands):

	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
Revenues	$71,722	$248,499

Loss before provision for income taxes	$(3,738)	$(721)
Benefit from income taxes	(807)	(143)
Loss from discontinued operation, net of tax	$(2,931)	$(578)

During the third quarter of 2013, the Company completed the sale of two facilities that were considered held for sale in accordance with FASB ASC No. 360, Property, Plant, and Equipment. On July 1, 2013, the Company completed the sale of its Bergisch Gladbach, Germany facility and received cash proceeds of $2.5 million. On July 26, 2013, the Company completed the sale of its Romulus, Michigan facility and received cash proceeds of $0.4 million. The Company did not incur any additional gain or loss in connection with the sale of these assets.

Note 5. Tooling
Tooling represents costs incurred by the Company in the development of new tooling used in the manufacture of the Company’s products. All pre-production tooling costs incurred for tools that the Company will not own and that will be used in producing products supplied under long-term supply agreements are expensed as incurred, unless the supply agreement provides the Company with the non-cancellable right to use the tools or the reimbursement of such costs is contractually guaranteed by the customer. Generally, the customer agrees to reimburse the Company for certain of its tooling costs at the time the customer awards a contract to the Company.

When the part for which tooling has been developed reaches a production-ready status, the Company is reimbursed by its customer for the cost of the tooling, at which time the tooling becomes the property of the customer. The Company has certain other tooling costs related to tools the Company has the contractual right to use during the life of the supply arrangement, which are capitalized and amortized over the life of the related product program. Customer-owned tooling is included in prepaid tooling, notes receivable, and other while company-owned tooling is included in other assets, net in the Condensed Consolidated Balance Sheets.

The components of capitalized tooling costs are as follows (in thousands):

	September 30, 2013	December 31, 2012
Customer-owned tooling, net	$41,611	$33,308
Company-owned tooling	3,316	967
Total tooling, net	$44,927	$34,275

Any gain recognized, which is defined as the excess of reimbursement over cost, is amortized over the life of the program. If estimated costs are expected to be in excess of reimbursement, a loss is recorded in the period in which the loss is estimated.

Note 6. Goodwill and Other Intangible Assets
Goodwill
The change in the carrying amount of goodwill is set forth below by reportable segment and on a consolidated basis (in thousands):

	International	Americas	Consolidated
Balance at December 31, 2012	$61,826	$2,967	$64,793
Currency translation adjustment	1,551	(226)	1,325
Balance at September 30, 2013	$63,377	$2,741	$66,118

Intangibles
The Company has certain intangible assets related to customer relationships in Europe and Brazil. These intangible assets have definite lives and are amortized on a straight-line basis over the estimated lives of the related assets, which approximates the recognition of related revenue. The intangible assets are recorded in other assets, net in the Condensed Consolidated Balance Sheets. The Company anticipates amortization expense of $2.7 million and $1.6 million for the years ended December 31, 2013 and 2014, respectively, at which time no further amortization expense will be incurred. The Company has incurred amortization expense of $0.6 million and $2.1 million, respectively, for the three and nine months ended September 30, 2013. The Company incurred amortization expense of $1.1 million and $3.4 million, respectively, for the three and nine months ended September 30, 2012. The following table presents information about the intangible assets of the Company at September 30, 2013 and December 31, 2012, respectively (in thousands):

		As of September 30, 2013		As of December 31, 2012
	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible:
Europe	7 years	$16,016	$14,369	$15,978	$12,759
Brazil	7 years	5,471	4,916	5,532	4,392
Total		$21,487	$19,285	$21,510	$17,151

Note 7. Restructuring and Asset Impairment Charges
As of September 30, 2013, the Company has executed various restructuring plans and may execute additional plans in the future to realign manufacturing capacity to prevailing global automotive production and to improve the utilization of existing facilities. Estimates of restructuring charges are based on information available at the time such charges are recorded. Due to the inherent uncertainty involved in estimating restructuring expenses, actual amounts paid for such activities may differ from amounts initially recorded. Accordingly, the Company may record revisions of previous estimates by adjusting previously established reserves.

Restructuring and Asset Impairment Charges
Net restructuring and asset impairment charges for each of the Company’s reportable segments include the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
International	$393	$-	$1,608	$1,753
Americas	1,182	3,186	17,298	6,200
Consolidated	$1,575	$3,186	$18,906	$7,953

The following table sets forth the Company’s net restructuring and asset impairment charges by type for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Employee termination costs	$602	$639	$1,646	$2,497
Other exit costs	973	2,547	6,254	5,456
Asset impairment	-	-	11,006	-
Restructuring and asset impairment charges, net	$1,575	$3,186	$18,906	$7,953

The charges incurred during the nine months ended September 30, 2013 and 2012 related primarily to the following actions:

2013 Actions
During the three months ended September 30, 2013, the charges incurred in the Americas segment related to the ongoing maintenance expense of facilities closed as a result of prior actions and the charges incurred in the International segment related to severance costs to reduce fixed costs. During the nine months ended September 30, 2013, the charges incurred in the Americas segment related to the closure of Tower Defense & Aerospace, LLC (“TD&A”) (described below), the ongoing maintenance expense of facilities closed as a result of prior actions, and an impairment charge on a facility in Romulus, Michigan that the Company ceased using during the first quarter of 2013 and sold during the third quarter of 2013. During the same period, the charges incurred in the International segment related to an impairment charge on the Bergisch facility, which was classified as held for sale during the second quarter of 2013 and was sold during the third quarter of 2013, and severance costs to reduce fixed costs.

Tower Defense & Aerospace
In April 2013, the Company announced the closing of the operations of TD&A. In June 2013, the Company received $9.1 million in cash proceeds for the sale of substantially all of TD&A’s assets. In connection with such closure, the Company incurred $11.5 million of restructuring charges, of which $8.2 million represents an impairment charge, $2.8 million represents other exit costs, and $0.5 million represents severance costs. With respect to TD&A, the Company did not incur additional restructuring charges during the third quarter of 2013 and does not anticipate that it will incur additional restructuring charges during the fourth quarter of 2013.

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

Restructuring Reserve
The following table summarizes the activity in the restructuring reserve by segment, reflected in accrued liabilities, for the above-mentioned actions through September 30, 2013 (in thousands):

	International	Americas	Consolidated
Balance at December 31, 2012	$897	$1,634	$2,531
Payments	(921)	(1,333)	(2,254)
Increase	570	1,076	1,646
Adjustment	-	(20)	(20)
Balance at September 30, 2013	$546	$1,357	$1,903

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

The liability decreased during the first nine months of 2013 primarily due to severance payments made related to prior accruals. The majority of the $1.9 million restructuring reserve accrued as of September 30, 2013, is expected to be paid in 2013 and 2014.

During the nine months ended September 30, 2013, the Company made payments related to prior accruals in Europe and North America of $0.9 million and $1.3 million, respectively.

Note 8. Debt
Long-term debt consists of the following (in thousands):

	September 30, 2013	December 31, 2012
Term Loan Credit Facility (net of discount of $1,969 and $0)	$416,981	$-
Senior Secured Notes (net of discount of $0 and $7,152)	-	354,840
Revolving Credit Facility	15,000	39,000
Detroit Investment Fund indebtedness	-	476
Other foreign subsidiary indebtedness	88,036	90,228
Total debt	520,018	484,544
Less: Current maturities	(68,228)	(72,954)
Long-term debt, net of current portion	$451,790	$411,590

The current maturities do not include capital lease obligations of $1.2 million and $1.7 million as of September 30, 2013 and December 31, 2012, respectively.

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

The Term Loan Credit Agreement provided for an initial term loan of $420 million and permitted the Term Loan Borrower to request, subject to the satisfaction of certain conditions set forth in the Term Loan Credit Agreement (including the agreement of one or more lenders to make incremental loans, which agreement may be granted or withheld in the sole discretion of any lender), future disbursements of incremental term loans in the aggregate principal amount of up to the greater of (i) $100 million and (ii) such other amount so long as Term Loan Holdco’s pro forma Total Net Leverage Ratio (as defined in the Term Loan Credit Agreement) does not exceed 2.00:1.00. The maturity date for the initial term loan disbursed under the Term Loan Credit Agreement was April 23, 2020.

The proceeds of the initial term loan disbursed under the Term Loan Credit Agreement were used upon the closing of the Term Loan Credit Facility to redeem all of the outstanding 10.625% Senior Secured Notes due 2017 (the “10.625% Senior Secured Notes” or the “notes”) previously issued pursuant to that certain Indenture, dated as of August 24, 2010, by and among the Term Loan Borrower and TA Holdings Finance, Inc., as issuers, the Company and certain of its direct and indirect subsidiaries as guarantors, and Wilmington Trust FSB as trustee, and to pay all accrued and unpaid interest thereon and related fees and expenses, including a tender premium, in connection with the tender offer described below.

The initial term loans made under the Term Loan Credit Agreement bore interest at (i) an alternate base rate (“the Alternate Base Rate”) (which is the highest of the Prime Rate, the Federal Funds Effective Rate plus 1/2% and the Adjusted LIBO Rate (as each such term is defined in the Term Loan Credit Agreement) for a one month interest period plus 1%) plus a margin of 3.50% or (ii) the Adjusted LIBO Rate (calculated by multiplying the applicable LIBOR by a statutory reserve rate, with a floor of 1.25%) plus a margin of 4.50%.

On July 29, 2013, the Company amended the Term Loan and Credit Agreement, by entering into the First Refinancing Term Loan Amendment to Term Loan Credit Agreement, dated as of July 29, 2013, by and among Tower Automotive Holdings USA, LLC, as borrower, the Company, Tower Automotive Holdings I, LLC, Tower Automotive Holdings II(a), LLC, Tower Automotive Holdings II(b), LLC and the subsidiary guarantors named therein, as Guarantors, each of the financial institutions from time to time party thereto as lenders, and Citibank, N.A., as administrative agent for the lenders (the “Amendment”).

The purpose of the Amendment was to re-price the Term Loan Credit Facility. The maturity date of the Term Loan Credit Facility remains April 23, 2020. The Term Loan Credit Facility will bear interest at (i) the Alternate Base Rate plus a margin of 2.75% or (ii) the Adjusted LIBO Rate (calculated by multiplying the applicable LIBOR rate by a statutory reserve rate, with a floor of 1.00%) plus a margin of 3.75%.

In connection with the re-pricing described above, the Company incurred charges of approximately $4.5 million in the third quarter of 2013 that was recognized as other expense. These charges relate to a premium paid by the Company and expenses associated with the re-pricing.

The Term Loan Borrower’s obligations under the Term Loan Credit Facility are guaranteed by the Company, on an unsecured basis, and Term Loan Holdco and certain of the Company's other direct and indirect domestic subsidiaries, on a secured basis (the “Subsidiary Guarantors”). The Term Loan Credit Facility is secured by (i) a first priority security interest in certain assets of the Term Loan Borrower and the Subsidiary Guarantors, other than, inter alia, accounts, chattel paper, inventory, cash deposit accounts, securities accounts, machinery, equipment and real property and all contract rights, and records and proceeds relating to the foregoing and (ii)  on a second priority basis to all other assets of the Term Loan Borrower  and the Subsidiary Guarantor which have been pledged on a first priority bases to the agent for the benefit of the lenders under the amended ABL Revolver described below.

The Term Loan Credit Agreement includes customary events of default and amounts due there under may be accelerated upon the occurrence of an event of default.

During the third quarter of 2013, the Company made principal payments of $1 million on the Term Loan Credit Facility. As of September 30, 2013, the outstanding principal balance of the Term Loan Credit Facility was $417 million (net of a remaining $2 million original issue discount) and the interest rate was 4.75% per annum.

Senior Secured Notes
On August 24, 2010, the Company’s subsidiaries, Tower Automotive Holdings USA, LLC and TA Holdings Finance, Inc. (collectively, the “Issuers”), issued $430 million of 10.625% Senior Secured Notes (the “notes offering”). The notes were issued at an original issue discount of $12.8 million and bore an annual interest rate of 10.625%. The original issue discount was being amortized on a straight-line basis, which approximated the effective interest method, through interest expense over the term of the notes, which increased the effective annual interest rate to 11.25%. The notes were scheduled to mature on September 1, 2017.

On April 23, 2013, the Company completed a cash tender offer (the “Tender Offer”) to purchase up to $276 million of the outstanding notes. An aggregate principal amount of $362 million of the notes was validly tendered in the Tender Offer and not validly withdrawn. The Company accepted for purchase $276 million in aggregate principal amount of the notes at an aggregate purchase price of 113.58% of the principal amount thereof plus accrued and unpaid interest, which resulted in a premium paid of $37.5 million and a tender fee of $0.7 million that were recognized as other expense. Because the maximum aggregate principal amount of $276 million for the notes was exceeded, the Company did not accept all of the notes tendered for purchase. The notes that were tendered but not accepted were promptly returned to the tendering parties. In connection with such repurchase, the Company accelerated the amortization of the original issue discount by $5.2 million and associated debt issue costs by $3.1 million in the second quarter of 2013. The accelerated amortization of the original issue discount and associated debt issue costs are recorded in the Condensed Consolidated Statements of Operations as interest expense.

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

On August 26, 2013, the Company redeemed the remaining $43 million of the notes at 105% of the principal amount thereof, plus accrued and unpaid interest, which resulted in a premium paid of $2.2 million that was recognized as other expense. In connection with the redemption, the Company accelerated the amortization of the original issue discount by $0.8 million and associated debt issue costs by $0.5 million in the third quarter of 2013. Per the Term Loan Credit Agreement, the Company used the $45.2 million that was being held in an escrow account to cover this redemption and associated premium. As of September 30, 2013, the notes have been repaid in full and no balance remains outstanding.

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

The Amended Revolving Credit Facility Agreement amended and restated, in its entirety, the Amended and Restated Revolving Credit and Guaranty Agreement, dated as of June 13, 2011, by and among the Borrower, its domestic affiliate, and domestic subsidiary guarantors, named therein, and the lenders party thereto, and the Agent. The Amended Revolving Credit Facility Agreement provides for an asset-based revolving credit facility (the “Amended ABL Revolver”) in the aggregate amount of up to $150 million, subject to a borrowing base limitation. The Amended Revolving Credit Facility Agreement also provides for the issuance of letters of credit in an aggregate amount not to exceed $50 million, provided that the total amount of credit (inclusive of revolving loans and letters of credit) extended under the Amended Revolving Credit Facility Agreement is subject to an overall cap, on any date, equal to the lesser of $150 million or the amount of the borrowing base on such date. The maturity date for the Amended ABL Revolver is June 19, 2018.

Advances under the Amended ABL Revolver bear interest at the Alternate Base Rate plus a base rate margin or LIBOR plus a Eurodollar margin. The applicable margins are determined by the average availability under the Amended ABL Revolver over the preceding three consecutive full calendar months and as of the date of the Amended Revolving Credit Facility Agreement were 1.00% per annum and 2.00% per annum for base rate and LIBOR based borrowings, respectively.

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

In connection with the Amended Revolving Credit Facility Agreement, the Company paid debt issue costs of $1.7 million and accelerated the amortization of the debt issue costs associated with the Amended and Restated Revolving Credit and Guaranty Agreement by $0.3 million in the second quarter of 2013. These costs are recorded in the Condensed Consolidated Statements of Operations as interest expense.

As of September 30, 2013, there was $148.6 million of borrowing availability under the Amended ABL Revolver, based on the value of the Company’s assets at August 31, 2013, of which $15 million of borrowings were outstanding and $11.5 million of letters of credit were outstanding. As of September 30, 2013, the applicable margins were 1% per annum and 2% per annum for base rate and LIBOR based borrowings, respectively, resulting in a weighted average interest rate of 2.19% per annum.

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

The Company has amended the Letter of Credit Facility Agreement to reduce the Letter of Credit Facility on multiple occasions. In addition, on April 22, 2013, the Company amended the Letter of Credit Facility Agreement to, among other things, permit the incurrence of up to $430 million of indebtedness under the Term Loan Credit Agreement and the granting of liens to secure such indebtedness. On June 20, 2013, the Company amended the Letter of Credit Facility Agreement to reduce the Letter of Credit Facility from $22.5 million to $8.5 million (with an option to increase the Letter of Credit Facility to $44.5 million in the future). In connection with the reduction of the Letter of Credit Facility, the Company incurred a breakage fee of $0.6 million in the second quarter of 2013. This fee is recorded in the Condensed Consolidated Statements of Operations as other expense. The remaining terms of the Letter of Credit Facility Agreement have remained the same.

As of September 30, 2013, the outstanding letters of credit under the Letter of Credit Facility were $8.4 million. As of September 30, 2013, an 8.5% per annum fee is due on the total amount of the facility. This fee is subject to change in the future based upon then current market conditions.

The Letter of Credit Facility is guaranteed by the Company and certain of the Company’s direct and indirect domestic subsidiaries on an unsecured basis pursuant to a Guaranty entered into and made on June 13, 2011.

The Letter of Credit Facility is unsecured and the Letter of Credit Facility Agreement contains customary covenants applicable to certain of the Company's subsidiaries. The Letter of Credit Facility Agreement also includes customary events of default and amounts due thereunder may be accelerated upon the occurrence of an event of default.

Detroit Investment Fund
The Company assumed an unsecured debt instrument of $1 million owed to the Detroit Investment Fund, L.P. upon the acquisition of substantially all of the assets of W Industries, Inc. in April 2011. The debt instrument required monthly principal and interest payments at an annual interest rate of 8.5%. During the second quarter of 2013, the remaining balance on the debt instrument was repaid in full. As of September 30, 2013, no balance remained outstanding.

Debt Issue Costs
The Company incurred interest expense related to the amortization of debt issue costs of $0.9 million and $6 million during the three and nine months ended September 30, 2013, respectively. The Company incurred interest expense related to the amortization of debt issue costs of $0.4 million and $1.4 million during the three and nine months ended September 30, 2012, respectively.

Foreign Subsidiary Indebtedness
As of September 30, 2013, the Company had foreign subsidiary indebtedness of $88 million, which consisted primarily of borrowings in Europe of $31.9 million, receivables factoring in Europe of $21.8 million, borrowings in Brazil of $19 million, and borrowings in China of $15.3 million.

The change in foreign subsidiary indebtedness from December 31, 2012 to September 30, 2013 is explained by the following (in thousands):

	Europe	Brazil	China
Balance as of December 31, 2012	$43,422	$30,426	$16,380
Maturities of indebtedness	(5,072)	(19,439)	(7,516)
New / renewed indebtedness	6,763	10,373	7,516
Change in borrowings on credit facilities	7,488	-	(1,377)
Foreign exchange impact	1,089	(2,315)	298
Balance as of September 30, 2013	$53,690	$19,045	$15,301

Generally, borrowings of foreign subsidiaries are made under credit agreements with commercial lenders and are used to fund working capital and other operating requirements.

Europe
As of September 30, 2013, the secured lines of credit balance available to the Company was $39.3 million (€29.1 million), of which $31.9 million (€23.6 million) was outstanding. The facilities bear an interest rate based on the EURIBOR plus a spread ranging from 2.9% to 4.0% and have maturity dates ranging from October 2013 to April 2015. The effective annual interest rate as of September 30, 2013 was 4.11% per annum. The facilities are secured by certain accounts receivable related to customer funded tooling, mortgages over the land, certain buildings, and other assets and are subject to negotiated prepayments upon the receipt of funds from completed customer projects.

As of September 30, 2013, the receivables factoring facilities balance available to the Company was $22.9 million (€16.9 million), of which $21.8 million (€16.1 million) was drawn. The facilities are uncommitted, demand facilities which are subject to termination at the discretion of the banks and bear interest rates based on the average three month EURIBOR plus a spread ranging from 2.15% to 3.75%. The effective annual interest rates as of September 30, 2013 ranged from 2.37% to 3.97%, with a weighted average interest rate of 3.18% per annum. Any receivables factoring under these facilities is with recourse and is secured by the accounts receivable factored. The receivables factoring transactions are recorded in the Company’s Condensed Consolidated Balance Sheets in short-term debt and current maturities of capital lease obligations.

Brazil
As of September 30, 2013, the Company’s Brazilian subsidiary had borrowings of $19 million (R$42.2 million) which have annual interest rates ranging from 3.00% to 13.41% and maturity dates ranging from October 2013 to July 2022. As of September 30, 2013, the weighted average interest rate on the borrowings in Brazil was 10.52% per annum. The loans are provided through bilateral agreements with three local banks and are secured by certain fixed and current assets. Periodic interest and principal payments are required.

China
As of September 30, 2013, the fixed rate secured lines of credit balance available to the Company was $9.6 million (Rmb 58.7 million), of which the entire amount was outstanding. The credit lines have maturity dates ranging from October 2013 to December 2017 and bear interest rates ranging from 5.99% to 7.68%. As of September 30, 2013, the variable rate secured line of credit balance available to the Company was $5.7 million (Rmb 35 million), of which the entire amount was outstanding. The credit line matures in June 2015. The fixed rate and variable rate secured lines of credit facilities are secured by machinery, equipment, and land rights.

During the third quarter of 2013, the Company renewed $1.6 million (Rmb 10 million) of maturing unsecured indebtedness for an additional year and obtained an additional fixed rate secured line of credit of $3.3 million (Rmb 20 million), of which the entire amount was outstanding. The credit line has a maturity date of March 2014 and bears an interest rate of 5.99%.

The effective annual interest rate for all the credit lines in China as of September 30, 2013 was 7.08%.

Covenants
As of September 30, 2013, the Company was in compliance with all financial covenants that govern its credit agreements.

Capital Leases
The Company had capital lease obligations of $11.4 million and $12.5 million as of September 30, 2013 and December 31, 2012, respectively. As of September 30, 2013, the Company’s capital lease obligations are scheduled to expire in March 2018.

Note 9. Income Taxes
The Company recognized total income tax expense of $1.4 million and $8.5 million during the three months and nine months ended September 30, 2013, respectively. The nine month income tax expense includes a $2.8 million provision for withholding taxes on current year and potential future dividends from Chinese joint ventures, $1.9 million of which was recognized during the three months ended September 30, 2013.  The income tax expense also includes a $2.3 million tax benefit for the favorable conclusion of two tax audits for tax years 2006-2009 in the International segment which were resolved during the three months ended September 30, 2013.

During the three months and nine months ended September 30, 2012, the Company recognized income tax expense of $3.1 million and $17.7 million, respectively. The income tax expense in the third quarter of 2012 included a tax benefit of $1.1 million for the favorable conclusion of a tax audit in the International segment. The income tax expense during the nine months ended September 30, 2012 included a non-cash charge of $6.5 million, which was recorded in the second quarter, for the recording of a valuation allowance on the Company’s deferred tax assets in Brazil. In accordance with FASB ASC No. 740, Income Taxes, the Company continually monitors its ability to realize  its deferred tax assets on a jurisdiction by jurisdiction basis. FASB ASC No. 740 requires that companies assess whether valuation allowances should be established against their deferred tax assets based on the consideration of all available evidence, both positive and negative, using “more likely than not” criteria. In making such judgments, significant weight is given to evidence that can be objectively verified, such as cumulative losses in recent years.

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

The following tables provide the components of net periodic pension benefit cost and other post-retirement benefit cost (in thousands):

	Pension Benefits		Other Benefits
	Three Months Ended September 30,		Three Months Ended September 30,
	2013	2012	2013	2012
Service cost	$14	$11	$-	$-
Interest cost	2,553	2,909	135	164
Expected return on plan assets (a)	(3,098)	(2,804)	-	-
Net periodic benefit cost / (income)	$(531)	$116	$135	$164

	Pension Benefits		Other Benefits
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Service cost	$42	$29	$-	$-
Interest cost	7,659	8,731	405	492
Expected return on plan assets (a)	(9,294)	(8,438)	-	-
Net periodic benefit cost / (income)	$(1,593)	$322	$405	$492

(a)	Expected rate of return on plan assets is 7.4% for 2013 and was 7.4% for 2012

The Company expects its minimum pension funding requirements to be $15 million during 2013. The Company made contributions of $5.4 million and $11.8 million, respectively, to the Pension Plan during the three and nine months ended September 30, 2013.

Additionally, the Company contributed $1.2 million and $3.5 million, respectively, to its defined contribution retirement plans during the three and nine months ended September 30, 2013.

Note 11. Stockholders’ Equity and Noncontrolling Interests
The table below provides a reconciliation of the carrying amount of total stockholders’ equity, including stockholders’ equity attributable to Tower International, Inc. (“Tower”) and the noncontrolling interests (“NCI”) (in thousands):

	Nine Months Ended September 30,
	2013			2012
	Tower	NCI	Total	Tower	NCI	Total
Stockholders' equity, beginning balance	$63,247	$77,627	$140,874	$40,003	$57,457	$97,460
Net income / (loss)	(39,245)	2,647	(36,598)	4,309	4,627	8,936
Other comprehensive income / (loss):
Foreign currency translation adjustments	3,899	1,229	5,128	(3,564)	120	(3,444)
Unrealized gain on qualifying cash flow hedge, net	108	-	108	21	-	21
Total comprehensive income / (loss)	(35,238)	3,876	(31,362)	766	4,747	5,513
Vesting of RSUs	3	-	3	-	-	-
Treasury stock	(297)	-	(297)	(3,167)	-	(3,167)
Share based compensation expense	3,660	-	3,660	8,485	-	8,485
Proceeds received from stock options exercised	2,067	-	2,067	-	-	-
Formation of Chinese joint ventures	-	-	-	-	12,097	12,097
De-consolidation of Chinese joint venture	-	(11,913)	(11,913)	-	-	-
Noncontrolling interest dividends	-	(6,748)	(6,748)	-	-	-
Stockholders' equity, ending balance	$33,442	$62,842	$96,284	$46,087	$74,301	$120,388

The following table presents the components of accumulated other comprehensive loss (in thousands):

	As of September 30,	As of December 31,	Other Comprehensive Income Attributable to
	2013	2012	Tower
Foreign currency translation	$21,813	$17,914	$3,899
Defined benefit plans, net	(30,350)	(30,350)	-
Unrealized gain / (loss) on qualifying cash flow hedge, net	60	(48)	108
Accumulated other comprehensive income / (loss)	$(8,477)	$(12,484)	$4,007

The following table presents the changes in accumulated other comprehensive loss by component for the three months ended September 30, 2013 (in thousands):

	Unrealized Gains / (Losses) on Qualifying Cash Flow Hedge	Defined Benefit Plan, Net	Foreign Currency Translation Adjustments	Total
Balance as of June 30, 2013	$140	$(30,350)	$10,058	$(20,152)
Other comprehensive income / (loss) before reclassifications	(80)	-	11,755	11,675
Amounts reclassified from accumulated other comprehensive loss	-	-	-	-
Net current-period other comprehensive income / (loss)	(80)	-	11,755	11,675
Balance as of September 30, 2013	$60	$(30,350)	$21,813	$(8,477)

The following table presents the changes in accumulated other comprehensive loss by component for the nine months ended September 30, 2013 (in thousands):

	Unrealized Gains / (Losses) on Qualifying Cash Flow Hedge	Defined Benefit Plan, Net	Foreign Currency Translation Adjustments	Total
Balance as of December 31, 2012	$(48)	$(30,350)	$17,914	$(12,484)
Other comprehensive income before reclassifications	47	-	3,899	3,946
Amounts reclassified from accumulated other comprehensive income	61	-	-	61

Net current-period other comprehensive income	108	-	3,899	4,007
Balance as of September 30, 2013	$60	$(30,350)	$21,813	$(8,477)

Note 12. Earnings per Share (“EPS”)
Basic earnings / (loss) per share is calculated by dividing the net income / (loss) attributable to Tower International, Inc. by the weighted-average number of common shares outstanding.

The share count for diluted earnings / (loss) per share is computed on the basis of the weighted-average number of common shares outstanding plus the effects of dilutive common stock equivalents (“CSEs”) outstanding during the period.  CSEs, which are securities that may entitle the holder to obtain common stock, include outstanding stock options and restricted stock units.  When the average price of the common stock during the period exceeds the exercise price of a stock option, the options are considered potentially dilutive CSEs.  When there is a loss from continuing operations, potentially dilutive shares are excluded from the computation of earnings per share, as their effect would be anti-dilutive.

The Company included the effects of all dilutive shares for the three months ended September 30, 2013. The Company excluded 1.5 million of potentially anti-dilutive shares for the nine months ended September 30, 2013. The Company excluded 1.7 million and 1 million of potentially anti-dilutive shares for the three and nine months ended September 30, 2012.

A summary of information used to compute basic and diluted net income / (loss) per share attributable to Tower International, Inc. is shown below (amounts in thousands – except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Income / (loss) from continuing operations	$4,216	$549	$(36,598)	$9,514
Loss from discontinued operations, net of tax	-	(2,931)	-	(578)
Net income / (loss)	4,216	(2,382)	(36,598)	8,936

Less: Net income attributable to the noncontrolling interests	898	1,593	2,647	4,627

Net income / (loss) attributable to Tower International, Inc.	$3,318	$(3,975)	$(39,245)	$4,309

Basic income / (loss) per share
Continuing operations	$0.16	$(0.05)	$(1.93)	$0.24
Discontinued operations	-	(0.15)	-	(0.03)
Net income / (loss) attributable to Tower International, Inc.	0.16	(0.20)	(1.93)	0.21
Basic weighted average shares outstanding	20,449,920	20,246,797	20,358,641	20,098,355

Diluted income / (loss) per share
Continuing operations	$0.16	$(0.05)	$(1.93)	$0.24
Discontinued operations	-	(0.15)	-	(0.03)
Net income / (loss) attributable to Tower International, Inc.	0.16	(0.20)	(1.93)	0.21
Diluted weighted average shares outstanding	21,106,471	20,246,797	20,358,641	20,533,788

Note 13. Share-Based and Long-Term Compensation
2010 Equity Incentive Plan
The Company adopted an equity incentive plan in connection with the IPO that allows for the grants of stock options, restricted stock awards, other equity-based awards, and certain cash-based awards to be made pursuant to the plan. The eligibility requirements and terms governing the allocation of any common stock, and the receipt of other consideration under the 2010 Equity Incentive Plan, are determined by the Board of Directors and/or its Compensation Committee. The number of shares of common stock that may be issued or delivered may not exceed, in the aggregate, 4.6 million shares. Cash settled awards do not count against the maximum aggregate number.

The primary objectives of the Company’s compensation programs are to (i) attract, motivate, and retain the best executive officers with the skills necessary to successfully manage the business and (ii) align the interests of the executive officers with stockholders by rewarding them for strong Company performance.

Share-Based Compensation
At September 30, 2013, 1,160,273 shares were available for future grants of options and other types of awards under the 2010 Equity Incentive Plan. Forfeited shares may be re-issued under the plan, up to the maximum amount to be issued as defined by the plan.

The following table summarizes the Company’s award activity during the nine months ended September 30, 2013:

	Options		Restricted Stock Units
Outstanding at:	Shares	Weighted Average Exercise Price	Shares	Weighted Average Grant Date Fair Value
December 31, 2012	973,745	$12.30	682,415	$11.00
Granted	-	-	120,873	13.00
Options exercised or RSUs vested	(174,054)	12.41	(69,858)	13.68
Forfeited	(52,617)	12.13	(13,526)	13.15
September 30, 2013	747,074	$12.29	719,904	$11.04

Stock options — The exercise price of each stock option equals the market price of the Company’s common stock on the date of grant. Compensation expense is recorded based on the fair value at the grant date and is recognized on a straight-line basis over the applicable vesting periods. The Company’s stock options generally vest over three years, with a maximum term of ten years.

During the three and nine months ended September 30, 2013, the Company recognized an expense of $0.4 million and $1.4 million, respectively, relating to the options. During the three and nine months ended September 30, 2012, the Company recognized an expense of $0.5 million and $1.2 million, respectively, relating to the options. The Company did not recognize any tax benefit related to this compensation expense. As of September 30, 2013, the Company has $2 million of unrecognized compensation expense associated with these stock options that will be amortized on a straight-line basis over the next 16 months on a weighted average basis.

As of September 30, 2013, the Company has an aggregate of 747,074 stock options that have been granted, but have not yet been exercised. As of September 30, 2013, the remaining average contractual life for the options is approximately eight years. During the nine months ended September 30, 2013, 174,054 stock options were exercised and 52,617 stock options were forfeited.

Restricted stock units (“RSUs”) — The grant date fair value of each RSU equals the market price of the Company’s common stock on the date of grant. Compensation expense is recorded based on the fair value at the grant date, less an estimated forfeiture amount, and is recognized on a straight-line basis over the applicable vesting periods.

During the three and nine months ended September 30, 2013, the Company recognized an expense of $0.8 million and $2.2 million, respectively, relating to all of the RSUs granted thus far, excluding the RSUs granted in connection with the Company’s IPO. During the three and nine months ended September 30, 2012, the Company recognized an expense of $0.6 million and $1.9 million, respectively, relating to these RSUs. The Company did not recognize any tax benefit related to this compensation expense. As of September 30, 2013, the Company has $4.1 million of unrecognized compensation expense associated with these RSUs that will be amortized on a straight-line basis over the next 20 months on a weighted average basis. The Company’s RSUs generally vest over a three year period.

The Company did not recognize an expense during the three months ended September 30, 2012 relating to the RSUs granted in connection with the Company’s IPO; however, the Company recorded an expense of $5.5 million during the nine months ended September 30, 2012. The Company did not recognize any expense related to these RSUs during the three and nine months ended September 30, 2013 because all compensation expense associated with these RSUs had been recorded as of April 30, 2012. The Company did not recognize any tax benefit related to this compensation expense.

As of September 30, 2013, the Company has an aggregate of 719,904 RSUs that have been granted, but have not yet vested. During the nine months ended September 30, 2012, 13,526 RSUs were forfeited.

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

Long-Term Compensation
Performance Award Agreements
On March 5, 2013, the Company granted certain awards pursuant to Performance Award Agreements to approximately 80 executives under the provisions of the 2010 Equity Incentive Plan. The purpose of the awards is to provide the executives an incentive to participate in the long-term success and growth of the Company. The Performance Award Agreements provide for cash-based awards that vest upon payment and will be paid after December 31, 2015, if certain performance conditions are met. These awards are also subject to payment upon a change in control or termination of employment, if certain criteria are met. One half of the awards will be based on the Company's Adjusted EPS Growth Rate, which is defined as the Company’s cumulative Adjusted EPS for the period of January 1, 2013 through December 31, 2015 (the "Performance Period"), stated in terms of a percentage growth rate. The Company's earnings per share will be adjusted to exclude the effect of extraordinary, unusual, and/or nonrecurring items and then will be divided by the number of fiscal years in the specified period, stated in terms of a percentage growth rate.  The remaining half of the awards will be based on the Company's percentile ranking of total shareholder return, compared to a peer group of companies ("TSR Percentile"), for the Performance Period. The awards represent unfunded, unsecured obligations of the Company. During the three and nine months ended September 30, 2013, the Company recorded an expense of $0.3 million and $0.7 million, respectively, related to these awards. At September 30, 2013, the Company had a liability of $0.7 million related to these awards. This liability is presented as other non-current liabilities in the Condensed Consolidated Balance Sheet.

Supplemental Value Creation Program
The Supplemental Value Creation Program was created in 2010 and provided a $7.5 million cash bonus to approximately 70 executives, subject to vesting requirements of nine and 18 months, upon the retirement of the Company’s first lien term loan in full. The Company began recording a liability related to this program in August 2010 when the first lien term loan was retired. The Company did not record an expense related to this program during the three months ended September 30, 2012; however, the Company recorded an expense of $0.7 million during the nine months ended September 30, 2012. The Company paid $3.1 million upon the 18 month vesting of this program during the first quarter of 2012. There was no remaining liability as of September 30, 2012.

Note 14. Segment Information
The Company defines its operating segments as components of its business where separate financial information is available. The Company’s operating segments are routinely evaluated by management. The Company’s chief operating decision maker (“CODM”) is its Chief Executive Officer.

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

The following is a summary of selected data for each of the Company’s reportable segments (in thousands):

	International	Americas	Total
Three Months Ended September 30, 2013
Revenues	$219,250	$275,947	$495,197
Adjusted EBITDA	12,795	35,617	48,412
Capital Expenditures	8,604	9,232	17,836
Total assets	$759,483	$479,635	$1,239,118

Three Months Ended September 30, 2012
Revenues	$209,848	$282,279	$492,127
Adjusted EBITDA	17,590	27,088	44,678
Capital Expenditures	14,991	6,779	21,770

Nine Months Ended September 30, 2013
Revenues	$706,253	$878,962	$1,585,215
Adjusted EBITDA	56,791	105,902	162,693
Capital Expenditures	18,560	33,534	52,094

Nine Months Ended September 30, 2012
Revenues	$710,017	$866,753	$1,576,770
Adjusted EBITDA	63,275	90,109	153,384
Capital Expenditures	42,308	31,049	73,357

Inter-segment sales are not significant for any period presented. Capital expenditures do not equal cash disbursed for purchases of property, plant, and equipment, as presented in the accompanying Condensed Consolidated Statements of Cash Flows, as capital expenditures above include amounts paid and accrued during the periods presented.

The following is a reconciliation of Adjusted EBITDA to income / (loss) before provision for income taxes and equity in loss of joint venture (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2013	2012	2013	2012
Adjusted EBITDA	$48,412	$44,678	$162,693	$153,384
Restructuring and asset impairment charges, net	(1,575)	(3,186)	(18,906)	(7,953)
Depreciation and amortization	(22,296)	(23,498)	(70,933)	(68,213)
Acquisition costs and other	(335)	(87)	(904)	(273)
Long-term compensation expense	(1,742)	(1,139)	(4,888)	(9,300)
Interest expense, net	(9,127)	(13,172)	(43,477)	(40,418)
Other expense	(7,490)	-	(48,418)	-
Closure of Tower Defense & Aerospace	-	-	(2,835)	-
Income / (loss) before provision for income taxes and equity in loss of joint venture	$5,847	$3,596	$(27,668)	$27,227

Note 15. Fair Value of Financial Instruments
FASB ASC No. 820, Fair Value Measurements, clarifies the definition of fair value as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants, at the measurement date (an exit price). The exit price is based on the amount that the holder of the asset or liability would receive, or need to pay, in an actual transaction, or in a hypothetical transaction if an actual transaction does not exist, at the measurement date. In some circumstances, the entry and exit price may be the same; however, they are conceptually different

Fair value is generally determined based on quoted market prices in active markets for identical assets or liabilities. If quoted market prices are not available, the Company uses valuation techniques that place greater reliance on observable inputs and less reliance on unobservable inputs. In measuring fair value, the Company may make adjustments for risks and uncertainties if a market participant would include such an adjustment in its pricing.

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

At September 30, 2013, the carrying value and estimated fair value of the Company’s total debt was $520 million and $522.6 million, respectively. At December 31, 2012, the carrying value and estimated fair value of the Company’s total debt was $484.5 million and $529.1 million, respectively. The majority of the Company’s debt at September 30, 2013 is comprised of the Term Loan Credit Facility and has the ability to be traded between financial institutions. Accordingly, this debt has been classified as Level 2. The fair value was determined based on the quoted values. The majority of the Company’s debt at December 31, 2012 was traded in the market and was classified as a Level 2 measurement based on the pricing methodology and the limited trading of the securities. The fair value was determined based on the quoted market values. The remainder of the Company’s debt, primarily consisting of foreign subsidiaries’ debt, is asset-backed and is classified as Level 3. As this debt carries variable rates and minimal credit risk, the book value approximates the fair value for this debt.

The Company has foreign exchange hedges that were measured at fair value on a recurring basis at September 30, 2013 and December 31, 2012. The fair value of the hedges was immaterial for all periods presented. These derivative financial instruments are recorded in accrued liabilities and are all classified as Level 2 measurements determined using significant other observable inputs. The Company engages in foreign exchange hedges to limit exposure on foreign currency related to certain intercompany payments. These foreign exchange hedges have an immaterial impact on the Condensed Consolidated Financial Statements for the periods presented.

The following table provides each major category of assets and liabilities measured at fair value on a nonrecurring basis during the nine months ended September 30, 2013 (in millions):

	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	Level 1	Level 2	Level 3	Total gains / (losses)
Long-lived assets held for sale	Not applicable	Not applicable	$2.9	$(2.2)

In accordance with FASB ASC No. 360, Property, Plant, & Equipment, long-lived assets held for sale with a carrying amount of $5.1 million were written down to their fair value of $2.9 million, resulting in a loss of $2.2 million, which was included in the Company’s Condensed Consolidated Statement of Operations for the nine months ended September 30, 2013. Fair value of the assets was determined using a third party appraisal based on current market conditions.

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and accruals approximate fair value because of the short maturity of these instruments.

Note 16. Joint Ventures and Equity in Earnings of Joint Venture

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

During the second quarter of 2013, the Company reached an agreement with the parties to the Ningbo joint venture, whereby the Company agreed to acquire an additional 6% equity interest in Ningbo for $0.8 million. In addition, certain other agreements were modified, which resulted in the Company no longer having the ability to exert control over the operating and financial affairs of Ningbo. Accordingly, the financial results of Ningbo are no longer consolidated within the Company's financial statements; rather, the Company's proportionate share of the earnings of the joint venture have been presented net of tax as equity in earnings of joint venture in the Condensed Consolidated Statements of Operations. During the nine months ended September 30, 2013, in connection with the de-consolidation, the Company recognized a gain of $1.5 million in accordance with FASB ASC No. 810, Consolidation, which is recorded in cost of sales in the Condensed Consolidated Statements of Operations. The Company also incurred direct costs of $0.4 million in relation to the revised agreements, which have been recorded in selling, general, and administrative expenses.

Xiangtan Joint Venture
In July 2011, a foreign subsidiary of the Company reached an agreement with Xiangtan Ditong Automotive Industrial Machinery Co., Ltd. (“DIT”) to form a joint venture, in which the Company exercises control, which was approved by the Chinese government in September 2011. At inception, the joint venture partner contributed its facility located in Xiangtan, Hunan Province, China in exchange for 50% ownership, which resulted in a $5.9 million noncontrolling interest for the Company. As part of the original transaction, the Company contributed additional capital to the joint venture in March 2012, resulting in an accumulated ownership of 51%. The joint venture is included in the Company’s Condensed Consolidated Financial Statements because the Company exercises control.

Note 17. Commitments and Contingencies
Environmental Matters
The Company owns properties which have been affected by environmental releases. The Company is actively involved in investigation and/or remediation at several of these locations. Total costs and liabilities associated with environmental contamination could be substantial and may have a significant impact on the Company’s financial condition, results of operations, or cash flows.

Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. The established liability for environmental matters is based upon management’s best estimates of expected investigation/ remediation costs related to environmental contamination. It is possible that actual costs associated with these matters will exceed the environmental reserves established by the Company. Inherent uncertainties exist in the estimates, primarily due to unknown environmental conditions, changing governmental regulations, and legal standards regarding liability and evolving technologies for handling site remediation and restoration. At September 30, 2013 and December 31, 2012, the Company had accrued $2.3 million and $2.3 million, respectively, for environmental matters.

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

Recent Trends

Production Volumes

During the third quarter of 2013, industry production volumes increased from 2012 in Europe, Brazil, North America, and China. IHS Automotive® expects production volumes for full year 2013 to increase in all regions in which we operate when compared to 2012, with the exception of Europe. According to IHS Automotive®, industry production is projected to increase in 2014 in all regions in which we operate. Any such industry increases may be offset by adverse changes for Tower's customers or products.

Pension Plan Discount Rates

The present value of our pension benefit obligation is calculated through the use of a discount rate.  The discount rate used is established annually at the measurement date, which is December 31 of each year, and reflects the construction of a yield curve analysis from a third party, which calculates the yield to maturity that mirrors the timing and amounts of future benefit payments. The discount rate established at December 31, 2012 and used in the present value calculation of our pension benefit obligation as of December 31, 2012 was 3.65%. At September 30, 2013, the applicable discount rate increased to 4.45%. No assurance can be provided that this trend will continue.

Based on our assumptions as of December 31, 2012, a change in the discount rate, holding all other assumptions constant, would have the following effect on our obligation:

	Impact on Obligation
	Increase	Decrease

.25% change in discount rate	$(8,164,965)	$8,566,970

Factors Affecting our Industry, Revenues, and Expenses
For information regarding factors that affect our industry, revenues, and expenses, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

We believe that Adjusted EBITDA is useful in evaluating our performance as it is a commonly used financial metric for measuring and comparing the operating performance of companies in our industry. We believe that the disclosure of Adjusted EBITDA offers an additional financial metric that, when coupled with GAAP results and the reconciliation to GAAP results, provides a more complete understanding of our results of operations and the factors and trends affecting our business.

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

We compensate for these limitations by providing disclosure of the differences between Adjusted EBITDA and GAAP results, including a reconciliation of Adjusted EBITDA to GAAP results, to enable investors to perform their own analysis of our operating results. For a reconciliation of consolidated Adjusted EBITDA to its most directly comparable GAAP measure, net income / (loss), see “Results of Operations” below.

Because of these limitations, Adjusted EBITDA should not be considered as a measure of the income generated by our business or discretionary cash available to us to invest in the growth of our business. Our management compensates for these limitations by analyzing both our GAAP results and Adjusted EBITDA.

Results of Operations—Three Months Ended September 30, 2013 Compared with the Three Months Ended September 30, 2012

The following table presents production volumes in specified regions, according to IHS  Automotive®, for the three months ended September 30, 2013 compared to the three months ended September 30, 2012 (in millions of units produced):

	Europe	China	North America	Brazil
Three Months Ended September 30, 2013	4.4	4.5	3.9	0.9
Three Months Ended September 30, 2012	4.3	4.1	3.7	0.9
Increase	0.1	0.3	0.2	0.1
Percentage increase	2%	8%	6%	7%

The following table presents select financial information for the three months ended September 30, 2013 and 2012 (in millions):

	International		Americas		Consolidated
	Three Months Ended		Three Months Ended		Three Months Ended
	September 30,		September 30,		September 30,
	2013	2012	2013	2012	2013	2012

Revenues	$219.3	$209.8	$275.9	$282.3	$495.2	$492.1
Cost of sales	202.2	188.0	237.0	250.8	439.2	438.8
Gross profit	17.1	21.8	38.9	31.5	56.0	53.3
Selling, general, and administrative expenses	11.6	12.3	19.7	19.9	31.3	32.2
Amortization expense	0.5	0.6	0.2	0.5	0.7	1.1
Restructuring and asset impairment charges, net	0.4	-	1.2	3.2	1.6	3.2
Operating income	$4.6	$8.9	$17.8	$7.9	22.4	16.8
Interest expense, net					9.1	13.2
Other expense					7.5	-
Provision for income taxes					1.4	3.1
Equity in loss of joint venture, net of tax					(0.2)	-
Loss from discontinued operations, net of tax					-	(2.9)
Net income attributable to noncontrolling interest					0.9	1.6
Net income / (loss) attributable to Tower International, Inc.					$3.3	$(4.0)

Comparison of Periods – GAAP Analysis of Consolidated Results

Revenues

Total revenues increased during the three months ended September 30, 2013 by $3.1 million, or 1%, from the three months ended September 30, 2012, reflecting primarily higher volume in our International segment ($2.8 million), offset partially by lower volume in our Americas segment ($1.5 million). Revenues were positively affected by the strengthening of foreign currencies against the U.S. dollar in our International segment, primarily the Euro ($9.5 million) and the Chinese Rmb ($1.7 million), but were negatively affected by the strengthening of the U.S. dollar against the Brazilian Real ($5.5 million) in our Americas segment. Revenues were also adversely affected by unfavorable pricing ($3.9 million).

Gross Profit

When we analyze our total gross profit, we separately categorize external factors—volume, product mix, and foreign exchange—from all other factors that impact gross profit, which we refer to as “other factors”. When we refer to “mix,” we are referring to the relative composition of revenues and profitability of the products we sell in any given period. When we refer to “pricing and economics,” we are referring to (i) the impact of adjustments in the pricing of particular products, which we refer to as product pricing; (ii) the impact of steel price changes, taking into account the component of our product pricing attributable to steel, the cost of steel included in our cost of sales, and the amounts recovered on the sale of scrap steel, which we refer to as offal, which in total we refer to as the net steel impact; and (iii) the impact of inflation and changes in operating costs such as labor, utilities, and fuel, which we refer to as economics.

Total gross profit increased by $2.7 million, or 5%, from the three months ended September 30, 2012 to the three months ended September 30, 2013 and our gross profit margin increased from 10.8% during the 2012 period to 11.3% during the 2013 period. Unfavorable product mix ($3.8 million) and lower volume ($1.5 million) were offset partially by favorable foreign exchange ($0.7 million). All other factors were net favorable by $7.3 million. Cost of sales was reduced by favorable efficiencies ($8 million), lower launch costs ($1.9 million), the reversal of a loss contingency in Brazil due to favorable settlements ($1.5 million), lower depreciation ($0.9 million), and lower pension expense ($0.6 million). These factors were offset partially by unfavorable pricing and economics ($4.7 million).

Total gross profit was positively affected by a decrease in the depreciation included in cost of sales from $21.4 million during the three months ended September 30, 2012 to $20.5 million during the three months ended September 30, 2013. The decrease reflects primarily the closure of Tower Defense & Aerospace, LLC (“TD&A”) and certain assets becoming fully depreciated, offset partially by increased capital spending in 2012 on property, plant, and equipment.

Selling, General, and Administrative Expenses (“SG&A”)

Total SG&A decreased $0.9 million, or 3%, from the three months ended September 30, 2012, reflecting primarily favorable SG&A efficiencies ($1 million).

Amortization Expense

Total amortization expense decreased $0.4 million, or 36%, from the three months ended September 30, 2012, reflecting primarily the amortization of TD&A intangible assets during the three months ended September 30, 2012, which became fully amortized during 2012, and the amortization of intangible assets at one of our International locations during the three months ended September 30, 2012, which became fully amortized in March 2013. Our amortization expense consists of the charges we incur to amortize certain intangible assets.

Restructuring and Asset Impairment Charges, net

Total restructuring expense decreased $1.6 million, or 50%, from the three months ended September 30, 2012.   During the third quarter of 2013, we incurred charges related primarily to the ongoing maintenance expense of facilities closed as a result of prior actions and charges related to severance costs to reduce fixed costs.

Interest Expense, net

Interest expense, net decreased $4.1 million, or 31%, from the three months ended September 30, 2012, reflecting primarily the lower interest expense associated with the Term Loan Credit Facility when compared to the Senior Secured Notes (“notes”) ($3.3 million) and lower interest expense associated with our ABL Revolver ($0.9 million), offset partially by the accelerated amortization of the original issue discount and debt issue costs in connection with the retirement of $43 million of notes in August 2013 ($1.2 million) (described in note 8).

Other Expense

Other expense represents the premium paid and fees incurred in connection with the re-pricing of our Term Loan Credit Facility ($4.5 million) (described in note 8), the premium paid on the remaining $43 million notes redeemed in August 2013 ($2.2 million), and transaction costs incurred in connection to the secondary offering ($0.8 million).

Provision for Income Taxes

Income tax expense decreased $1.7 million from the three months ended September 30, 2012. The income tax expense for the quarter includes a $2.3 million tax benefit for the favorable conclusion of income tax audits for tax years 2006-2009 in our International segment. The income tax expense also includes a $1.9 million provision for withholding taxes on potential future dividends from our Chinese joint venture. Our income tax expense varies each period depending on the level and mix of income and losses generated in various jurisdictions in which we do business.

Noncontrolling Interest, Net of Tax

The adjustment to our earnings required to give effect to the allocation of noncontrolling interests decreased by $0.7 million from the three months ended September 30, 2012, reflecting decreased earnings in our Chinese joint ventures.

Comparison of Periods—Non-GAAP Analysis of Adjusted EBITDA

A reconciliation of Adjusted EBITDA to net income attributable to Tower International, Inc. for the periods presented is set forth below (in millions):

	International		Americas		Consolidated
	Three Months Ended		Three Months Ended		Three Months Ended
	September 30,		September 30,		September 30,
	2013	2012	2013	2012	2013	2012

Adjusted EBITDA	$12.8	$17.6	$35.6	$27.1	$48.4	$44.7
Intercompany charges	2.5	1.5	(2.5)	(1.5)	-	-
Restructuring and asset impairment charges, net	(0.4)	-	(1.2)	(3.2)	(1.6)	(3.2)
Depreciation and amortization	(10.0)	(10.0)	(12.3)	(13.4)	(22.3)	(23.4)
Acquisition and other	(0.3)	(0.2)	(0.1)	-	(0.4)	(0.2)
Long-term compensation (a)	-	-	(1.7)	(1.1)	(1.7)	(1.1)
Operating income	$4.6	$8.9	$17.8	$7.9	22.4	16.8
Interest expense, net					(9.1)	(13.2)
Other expense (b)					(7.5)	-
Provision for income taxes					(1.4)	(3.1)
Equity in loss of joint venture, net of tax (c)					(0.2)	-
Loss from discontinued operations, net of tax					-	(2.9)
Net income attributable to noncontrolling interest					(0.9)	(1.6)
Net income / (loss) attributable to Tower International, Inc.					$3.3	$(4.0)
____________
(a)
Represents the compensation expense related to stock options, restricted stock units and certain compensation programs intended to benefit our long-term success and growth. The compensation charges are incurred during the applicable vesting periods of each program. The amounts presented for the three months ended September 30, 2012 have been adjusted to include our recurring stock option expense and restricted stock unit expense.  We changed the treatment for such expenses during 2013 to now exclude them from Adjusted EBITDA.

(b)
Represents the premium paid and fees incurred in connection with the re-pricing of our Term Loan Credit Facility, the premium paid in connection with the retirement of the remaining $43 million of our notes in August 2013, and the transaction costs incurred in connection with our secondary offering during July 2013.

(c)	Represents the net loss attributable to our Ningbo joint venture, which we do not consolidate in our financial results given the non-controlling nature of our interests in this entity.

The following table presents revenues (a GAAP measure) and Adjusted EBITDA (a non-GAAP measure) for the three months ended September 30, 2013 and 2012 (in millions), as well as an explanation of variances:

	International		Americas		Consolidated
	Revenues	Adjusted EBITDA(d)	Revenues	Adjusted EBITDA(d)	Revenues	Adjusted EBITDA(d)
Three Months Ended September 30, 2013 results	$219.3	$12.8	$275.9	$35.6	$495.2	$48.4
Three Months Ended September 30, 2012 results	209.8	17.6	282.3	27.1	492.1	44.7
Variance	$9.5	$(4.8)	$(6.4)	$8.5	$3.1	$3.7
Variance attributable to:
Volume and mix	$2.8	$(6.1)	$(1.5)	$0.8	$1.3	$(5.3)
Foreign exchange	11.2	0.4	(5.5)	(0.2)	5.7	0.2
Pricing and economics	(4.5)	(4.6)	0.6	(1.0)	(3.9)	(5.6)
Efficiencies	—	3.0	—	5.0	—	8.0
Selling, general, and administrative expenses and other items (e)	—	2.5	—	3.9	—	6.4
Total	$9.5	$(4.8)	$(6.4)	$8.5	$3.1	$3.7
  ____________
(d)     We have presented a reconciliation of Adjusted EBITDA to net income attributable to Tower International, Inc.
(e)     When we refer to “selling, general, and administrative expenses (“SG&A”) and other items”, the “other items” refer to (i) savings which we generate after implementing restructuring actions, (ii) the costs associated with launching new products, and (iii) one-time items which may include reimbursement of costs.

Adjusted EBITDA

When we analyze Adjusted EBITDA, we separately categorize external factors—volume, product mix, and foreign exchange—and all other factors which impact Adjusted EBITDA, which we refer to as “other factors.”

Consolidated Company: Consolidated Adjusted EBITDA increased by $3.7 million, or 8%, from the three months ended September 30, 2012.  Unfavorable product mix ($3.8 million) and lower volume ($1.5 million) were offset partially by favorable foreign exchange ($0.2 million). All other factors were net favorable by $8.8 million. Favorable efficiencies ($8 million) and favorable SG&A expenses and other items ($6.4 million) were offset partially by unfavorable pricing and economics ($5.6 million).

International Segment: In our International segment, Adjusted EBITDA decreased by $4.8 million, or 27%, from the three months ended September 30, 2012, reflecting primarily unfavorable product mix ($3.9 million) and lower volume ($2.2 million), offset partially by favorable foreign exchange ($0.4 million). All other factors were net favorable by $0.9 million. Favorable efficiencies ($3.0 million) and favorable SG&A expenses and other items ($2.5 million) were offset partially by unfavorable pricing and economics ($4.6 million), principally product pricing and labor costs. SG&A expenses and other items reflect primarily lower launch costs ($1.9 million).

Americas Segment: In our Americas segment, Adjusted EBITDA increased by $8.5 million, or 31%, from the three months ended September 30, 2012, reflecting primarily higher volume ($0.7 million) and favorable product mix ($0.1 million), offset partially by unfavorable foreign exchange ($0.2 million). All other factors were net favorable by $7.9 million, reflecting primarily favorable efficiencies ($5 million) and favorable SG&A expenses and other items ($3.9 million), offset partially by unfavorable pricing and economics ($1 million), principally product pricing and labor costs. SG&A spending and other items reflect primarily the reversal of a loss contingency in Brazil due to favorable settlements ($1.5 million), favorable SG&A efficiencies ($0.8 million), and lower pension expense ($0.6 million).

Nine months Ended September 30, 2013 Compared with the Nine months Ended September 30, 2012

The following table presents production volumes in specified regions, according to IHS Automotive®, for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 (in millions of units produced):

	Europe	China	North America	Brazil
Nine months Ended September 30, 2013	14.4	13.8	12.2	2.7
Nine months Ended September 30, 2012	14.6	12.4	11.6	2.3
Increase / (decrease)	(0.2)	1.4	0.5	0.3
Percentage increase / (decrease)	(1)%	11%	5%	13%

According to IHS Automotive®, full year vehicle production is expected to increase by 5% in North America and decrease by 1% in Europe during 2013, as compared to 2012.

The following table presents select financial information for the nine months ended September 30, 2013 and 2012 (in millions):

	International		Americas		Consolidated
	Nine Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,
	2013	2012	2013	2012	2013	2012

Revenues	$706.2	$710.0	$879.0	$866.8	$1,585.2	$1,576.8
Cost of sales	637.2	633.8	764.5	762.7	1,401.7	1,396.5
Gross profit	69.0	76.2	114.5	104.1	183.5	180.3
Selling, general, and administrative expenses	35.3	35.4	63.0	65.9	98.3	101.3
Amortization expense	1.6	1.9	0.5	1.5	2.1	3.4
Restructuring and asset impairment charges, net	1.6	1.8	17.3	6.2	18.9	8.0
Operating income	$30.5	$37.1	$33.7	$30.5	64.2	67.6
Interest expense, net					43.5	40.4
Other expense					48.4	-
Provision for income taxes					8.5	17.7
Equity in loss of joint venture, net of tax					(0.4)	-
Loss from discontinued operations, net of tax					-	(0.6)
Net income attributable to noncontrolling interest					2.6	4.6
Net income / (loss) attributable to Tower International, Inc.					$(39.2)	$4.3

Comparison of Periods – GAAP Analysis of Consolidated Results

Revenues

Total revenues increased during the nine months ended September 30, 2013 by $8.4 million, or 1%, from the nine months ended September 30, 2012, reflecting primarily higher volume in our Americas segment ($23.4 million), offset partially by lower volume in our International segment ($6.5 million). Revenues were positively affected by the strengthening of foreign currencies against the U.S. dollar in our International segment, primarily the Euro ($14 million) and the Chinese Rmb ($3.6 million), but were negatively affected by the strengthening of the U.S. dollar against the Brazilian Real ($13.9 million) in our Americas segment. Revenues were also adversely affected by unfavorable pricing ($12.2 million).

Gross Profit

Total gross profit increased by $3.2 million, or 2%, from the nine months ended September 30, 2012 to the nine months ended September 30, 2013 and our gross profit margin increased from 11.4% during the 2012 period to 11.6% during the 2013 period. Additional volume-related fixed costs ($8.2 million) and unfavorable product mix ($4.7 million) were offset partially by higher volume ($4.8 million) and favorable foreign exchange ($0.3 million). All other factors were net favorable by $11 million. Cost of sales was reduced by favorable efficiencies ($29.6 million), lower launch costs ($5.5 million), lower pension expense ($1.8 million), exclusion of the non-recurring losses associated with TD&A ($1.6 million), the gain recognized in connection with the de-consolidation of our Chinese joint venture ($1.5 million), and the reversal of a loss contingency in Brazil related to favorable settlements ($1.5 million). These factors were offset partially by unfavorable pricing and economics ($25.9 million) and higher depreciation ($3.9 million).

Total gross profit was negatively affected by an increase in the depreciation included in cost of sales from $61.7 million during the nine months ended September 30, 2012 to $65.6 million during the nine months ended September 30, 2013. The increase reflects primarily higher capital spending in 2012 on property, plant, and equipment.

Selling, General, and Administrative Expenses (“SG&A”)

Total SG&A decreased $3 million, or 3%, from the nine months ended September 30, 2012, reflecting primarily the non-recurrence of IPO related compensation costs ($6.3 million) and favorable SG&A efficiencies ($1.5 million), offset partially by higher compensation costs ($2.6 million), higher long-term compensation costs ($1.9 million), and fees incurred in connection with the de-consolidation of a Chinese joint venture ($0.4 million).

Amortization Expense

Total amortization expense decreased $1.3 million, or 38%, from the nine months ended September 30, 2012, reflecting primarily the amortization of TD&A intangible assets during the nine months ended September 30, 2012, which became fully amortized during 2012, and the amortization of intangible assets at one of our International locations during the six months ended September 30, 2012, which became fully amortized in March 2013. Our amortization expense consists of the charges we incur to amortize certain intangible assets.

Restructuring and Asset Impairment Charges, net

Total restructuring expense increased $10.9 million from the nine months ended September 30, 2012. During 2013, we incurred charges related to the closure of TD&A (described in note 7), the ongoing maintenance expense of facilities closed as a result of prior actions, an impairment charge on a facility we ceased using in our Americas segment, an impairment charge on a facility classified as held for sale in our International segment, and charges related to severance costs to reduce fixed costs.

Interest Expense, net

Interest expense, net increased $3.1 million, or 8%, from the nine months ended September 30, 2012, reflecting primarily the accelerated amortization of the original issue discount and debt issue costs associated with the notes repurchased in connection with the Tender Offer ($8.3 million) and the accelerated amortization of the original issue discount and debt issue costs in connection with the redemption of notes in May and August 2013 ($2.5 million), offset partially by the lower interest expense associated with the Term Loan Credit Facility when compared to the notes ($4.7 million) and the lower interest expense associated with our ABL Revolver ($1.7 million).

Other Expense

Other expense represents the premium paid and tender fee on the notes repurchased in connection with the Tender Offer ($38.1 million), the premium paid and fees incurred in connection with the re-pricing of our Term Loan Credit Facility ($4.5 million), the premium paid on the $43 million notes redeemed in May and August 2013 ($4.3 million), the transaction costs incurred in connection with the secondary offering ($0.8 million), and the breakage fee incurred to reduce the Letter of Credit Facility from $22.5 million to $8.5 million ($0.6 million).

Provision for Income Taxes

Income tax expense decreased $9.2 million from the nine months ended September 30, 2012. A significant portion of the decrease is due to a one-time $6.5 million charge for the recording of a valuation allowance, on our deferred tax assets in Brazil, during the second quarter of 2012. The income tax expense includes a $2.3 million tax benefit for the favorable conclusion of income tax audits for tax years 2006-2009 in our International segment.   Income tax expense also includes a $2.8 million provision for withholding taxes on current year and future dividends from our Chinese joint ventures. Our income tax expense varies each period depending on the level and mix of income and losses generated in various jurisdictions in which we do business.

Noncontrolling Interest, Net of Tax

The adjustment to our earnings required to give effect to the allocation of noncontrolling interests decreased by $2 million from the nine months ended September 30, 2012, reflecting decreased earnings in our Chinese joint ventures during the third quarter of 2013, which more than offset the increase in earnings during the first six months of 2013.

Comparison of Periods—Non-GAAP Analysis of Adjusted EBITDA

A reconciliation of Adjusted EBITDA to net income attributable to Tower International, Inc. for the periods presented is set forth below (in millions):

	International		Americas		Consolidated
	Nine Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,
	2013	2012	2013	2012	2013	2012

Adjusted EBITDA	$56.8	$63.3	$105.9	$90.1	$162.7	$153.4
Intercompany charges	7.6	4.5	(7.6)	(4.5)	-	-
Restructuring and asset impairments charges, net	(1.6)	(1.8)	(17.3)	(6.2)	(18.9)	(8.0)
Depreciation and amortization	(31.3)	(28.6)	(39.6)	(39.6)	(70.9)	(68.2)
Acquisition and other	(1.0)	-	-	(0.3)	(1.0)	(0.3)
Long-term compensation (a)	-	(0.3)	(4.9)	(9.0)	(4.9)	(9.3)
Closure of TD&A (b)	-	-	(2.8)	-	(2.8)	-
Operating income	$30.5	$37.1	$33.7	$30.5	64.2	67.6
Interest expense, net					(43.5)	(40.4)
Other expense (c)					(48.4)	-
Provision for income taxes					(8.5)	(17.7)
Equity in loss of joint venture, net of tax (d)					(0.4)	-
Loss from discontinued operations, net of tax					-	(0.6)
Net income attributable to noncontrolling interest					(2.6)	(4.6)
Net income / (loss) attributable to Tower International, Inc.					$(39.2)	$4.3
  ____________
(a)
Represents the compensation expense related to stock options, restricted stock units, certain one-time compensation programs triggered by the closing of the notes offering and the closing of the initial public offering in 2010, and certain compensation programs intended to benefit our long-term success and growth. The compensation charges are incurred during the applicable vesting periods of each program. The amounts presented for the nine months ended September 30, 2012 have been adjusted to include our recurring stock option expense and restricted stock unit expense.  We changed its treatment for such expenses during 2013 to now exclude them from Adjusted EBITDA.

(b)
Represents the exclusion of the non-recurring losses incurred during the period associated with TD&A, which was closed during the second quarter of 2013.  These losses are not indicative of the actual operating performance of the core business.

(c)
Represents the premium paid and tender fee in connection with the repurchase of our notes related to the Tender Offer, the premium paid and fees incurred in connection with the re-pricing of our Term Loan Credit Facility, the premium paid in connection with the redemption of the $43 million of our notes during the second quarter of 2013, the premium paid in connection with the redemption of the remaining $43 million of our notes during the third quarter of 2013, the transaction costs incurred in connection with the secondary offering during the third quarter of 2013, and the breakage fee incurred to reduce the Letter of Credit Facility in the second quarter of 2013.

(d)	Represents the net loss attributable to our Ningbo joint venture, which we do not consolidate in our financial results given the non-controlling nature of our interests in this entity.

The following table presents revenues (a GAAP measure) and Adjusted EBITDA (a non-GAAP measure) for the nine months ended September 30, 2013 and 2012 (in millions), as well as an explanation of variances:

	International		Americas		Consolidated
	Revenues	Adjusted EBITDA(e)	Revenues	Adjusted EBITDA(e)	Revenues	Adjusted EBITDA(e)
Nine months Ended September 30, 2013 results	$706.2	$56.8	$879.0	$105.9	$1,585.2	$162.7
Nine months Ended September 30, 2012 results	710.0	63.3	866.8	90.1	1,576.8	153.4
Variance	$(3.8)	$(6.5)	$12.2	$15.8	$8.4	$9.3
Variance attributable to:
Volume and mix	$(6.5)	$(14.4)	$23.4	$6.3	$16.9	$(8.1)
Foreign exchange	17.6	0.5	(13.9)	(0.5)	3.7	—
Pricing and economics	(14.9)	(12.7)	2.7	(14.5)	(12.2)	(27.2)
Efficiencies	—	15.1	—	14.5	—	29.6
Selling, general, and administrative expenses and other items	—	5.0	—	10.0	—	15.0
Total	$(3.8)	$(6.5)	$12.2	$15.8	$8.4	$9.3
___
(e)   We have presented a reconciliation of Adjusted EBITDA to net income attributable to Tower International, Inc.

Adjusted EBITDA
Consolidated Company: Consolidated Adjusted EBITDA increased by $9.3 million, or 6%, from the nine months ended September 30, 2012.  Additional volume-related fixed costs ($8.2 million) and unfavorable product mix ($4.7 million) were offset partially by higher volume ($4.8 million). Foreign exchange had a negligible impact. All other factors were net favorable by $17.4 million.  Favorable efficiencies ($29.6 million) and favorable SG&A expenses and other items ($15 million) were offset partially by unfavorable pricing and economics ($27.2 million).

International Segment: In our International segment, Adjusted EBITDA decreased by $6.5 million, or 10%, from the nine months ended September 30, 2012, reflecting primarily lower volume ($8 million), additional volume-related fixed costs ($3.9 million), and unfavorable product mix ($2.5 million), offset partially by favorable foreign exchange ($0.5 million). All other factors were net favorable by $7.4 million. Favorable efficiencies ($15.1 million) and favorable SG&A expenses and other items ($5 million) were offset partially by unfavorable pricing and economics ($12.7 million), principally product pricing and labor costs. SG&A expenses and other items reflect primarily lower launch costs ($6.1 million) and the gain in connection with the de-consolidation of a Chinese joint venture ($1.5 million), offset partially by higher corporate allocations ($2.1 million).

AmericasSegment: In our Americas segment, Adjusted EBITDA increased by $15.8 million, or 18%, from the nine months ended September 30, 2012, reflecting primarily higher volume ($12.7 million), offset partially by additional volume-related fixed costs ($1.6 million), unfavorable product mix ($2.2 million), and unfavorable foreign exchange ($0.5 million). All other factors were net favorable by $10 million. Favorable efficiencies ($14.5 million) and favorable SG&A expenses and other items ($10 million) were offset partially by unfavorable pricing and economics ($14.5 million), principally product pricing and labor costs. SG&A spending and other items reflect primarily lower corporate allocations ($2.1 million), lower pension expense ($1.8 million), the exclusion of the non-recurring losses associated with TD&A ($1.6 million), favorable SG&A efficiencies ($1.5 million), and the reversal of a loss contingency in Brazil related to favorable settlements ($1.5 million).

Restructuring and Asset Impairment Charges
The following table sets forth our net restructuring and asset impairment charges by type for the periods presented (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Employee termination costs	$0.6	$0.6	$1.6	$2.5
Other exit costs	1.0	2.6	6.3	5.5
Asset impairment	-	-	11.0	-
Restructuring and asset impairment charges, net	$1.6	$3.2	$18.9	$8.0

We restructure our global operations in an effort to align our capacity with demand and to reduce our costs. Restructuring costs include employee termination benefits and other incremental costs resulting from restructuring activities. These incremental costs principally include equipment and personnel relocation costs. Restructuring costs are recognized in our Condensed Consolidated Financial Statements in accordance with FASB ASC No. 420, Exit or Disposal Obligations, and are presented in our Condensed Consolidated Statement of Operations as restructuring and asset impairment charges, net. We believe the restructuring actions discussed below will help our efficiency and results of operations on a going forward basis.

In April 2013, we announced the closing of the operations of TD&A. In June 2013, we received $9.1 million in cash proceeds for the sale of substantially all of TD&A’s assets. In connection with such closure, we incurred $11.5 million of restructuring charges, of which $8.2 million represents an impairment charge, $2.8 million represents other exit costs, and $0.5 million represents severance costs. With respect to TD&A, we did not incur additional restructuring charges during the third quarter of 2013 and we do not anticipate that we will incur additional restructuring charges during the fourth quarter of 2013.

The charges incurred during the three months ended September 30, 2013 related to the ongoing maintenance expense of facilities closed as a result of prior actions in our Americas segment and severance costs to reduce fixed costs in our International segment. The charges incurred in our Americas segment during the nine months ended September 30, 2013 related to the closure of TD&A, the ongoing maintenance expense of facilities closed as a result of prior actions, and an impairment charge on a facility we ceased using during the first quarter of 2013 and sold during the third quarter of 2013. The charges incurred in our International segment during the nine months ended September 30, 2013 related to an impairment charge on the Bergisch facility, which was considered held for sale during the second quarter of 2013 and was sold during the third quarter of 2013, and severance costs to reduce fixed costs.

The charges incurred during the three and nine months ended September 30, 2012 related to the ongoing maintenance of facilities closed in our Americas segment as a result of prior actions, and the costs incurred to close two manufacturing facilities and relocate the operations to two of our existing manufacturing facilities in the Americas segment. The charges incurred in our International segment related to severance costs to reduce fixed costs in Europe.

We expect to continue to incur additional restructuring expense in 2013 related primarily to previously announced restructuring actions and we may engage in new actions if business conditions warrant further actions. We do not anticipate any additional expense that will be significant, with respect to previously announced actions.

Liquidity and Capital Resources

General
We generally expect to fund expenditures for operations, administrative expenses, capital expenditures, and debt service obligations with internally generated funds from operations and we generally expect to satisfy working capital needs from time-to-time with borrowings under our revolving credit facility or cash on hand. As of September 30, 2013, we had available liquidity of approximately $237 million, which we believe is adequate to fund our working capital requirements for at least the next twelve months.  We believe that we will be able to meet our debt service obligations and fund operating requirements for at least the next twelve months with cash flow from operations, cash on hand, and borrowings under our revolving credit facility.

Cash Flows and Working Capital
The following table shows the components of our cash flows from continuing operations for the periods presented (in millions):

	Nine Months Ended September 30,
	2013	2012
Net cash provided by / (used in):
Operating activities	$49.8	$37.8
Investing activities	(41.5)	(84.7)
Financing activities	(33.5)	51.1

Net Cash Provided by Operating Activities.  During the nine months ended September 30, 2013, we generated $49.8 million of cash flow from operations, compared with $37.8 million during the nine months ended September 30, 2012. The primary reason for this increase was a favorable fluctuation in working capital items. During the nine months ended September 30, 2013, we utilized $34.7 million of cash through working capital items, compared to $45.1 million during the nine months ended September 30, 2012. The $10.4 million change reflects primarily the favorable inventory fluctuation of $12.5 million and the favorable fluctuation in net trade accounts receivable and payable of $9.7 million offset by the unfavorable timing of the net effects of payments and receipts of customer funded tooling of $15.7 million.

Net Cash Used in Investing Activities.   Net cash utilized in investing activities was $41.5 million during the nine months ended September 30, 2013, compared to $84.7 million during the nine months ended September 30, 2012. The $43.2 million change in cash used reflects the decrease in capital expenditures, related primarily to the timing of program launches and expansion in China in 2012, and the proceeds received from the sale of three facilities during the nine months ended September 30, 2013.

Net Cash Provided by / (Used In) Financing Activities.  Net cash used in financing activities was $33.5 million during the nine months ended September 30, 2013, compared to net cash generated of $51.1 million during the nine months ended September 30, 2012. The $84.6 million change was attributable primarily to the redemption of our notes, decreased borrowings, the premiums paid on the redemption of our notes, debt financing costs associated with the Term Loan Credit Facility, remittance of dividends to our noncontrolling interests, and the premiums paid on the re-pricing of the Term Loan Credit Facility, offset partially by the proceeds received from borrowings on the Term Loan Credit Facility.

Working Capital
We manage our working capital by monitoring key metrics principally associated with inventory, accounts receivable, and accounts payable. Our quarterly average inventory days on hand remained constant at 17 days during the fourth quarter of 2012 and the third quarter of 2013. Our inventory levels increased from $81.3 million at December 31, 2012 to $81.7 million at September 30, 2013.

Our accounts receivable balance increased from $266.1 million as of December 31, 2012 to $331.9 million as of September 30, 2013. The increase reflects primarily the increased revenue during the third quarter of 2013, compared to the fourth quarter of 2012, the timing of customer payments consistent with normal seasonality, and the increase of accounts receivable related to customer funded tooling, which resulted from the timing of programs.

Our accounts payable balance increased from $264.9 million as of December 31, 2012 to $309.9 million as of September 30, 2013. The change reflects primarily the increase of trade accounts payable, reflecting primarily the matching of terms with our customers and vendors, as described above, and the increase of accounts payable related to customer funded tooling, which resulted from the timing of customer programs.

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

On September 30, 2013 and December 31, 2012 we had working capital balances of $104.8 million and $94 million, respectively.

Sources and Uses of Liquidity

Our available liquidity at September 30, 2013 was approximately $237 million, which consisted of $106.3 million of cash on hand and unutilized borrowing availability under our U.S. and foreign credit facilities of $122.1 million and $8.5 million, respectively. A significant portion of our cash balance is located at foreign subsidiaries, including our subsidiaries in China, and is presently being used to fund operations and investment in those locations. Periodically, we remit cash from our Chinese subsidiaries in the form of dividends. During the nine months ended September 30, 2013, we remitted $15.1 million in dividends from our Chinese joint venture. As of December 31, 2012 and September 30, 2012, we had available liquidity of approximately $207 million and $182 million, respectively, excluding the cash and unutilized borrowing availability at our discontinued operation.

As of September 30, 2013, we had short-term debt of $68.2 million, of which $26.8 million related to secured lines of credit in Europe, $21.8 million related to receivables factoring in Europe, $8 million related to debt in China, $7.4 million related to debt in Brazil, and $4.2 million related to current maturities of our Term Loan Credit Facility. The majority of our Brazilian debt is subject to renewal. Historically, we have been successful in renewing this debt as it becomes due, but we cannot provide assurance that this debt will continue to be renewed or, if renewed, that this debt will continue to be renewed under the same terms. The receivables factoring in Europe consists of uncommitted demand facilities, which are subject to termination at the discretion of the banks, although we have not experienced any terminations by the banks. We believe that we will be able to continue to renew the majority of our Brazilian debt and to continue the receivables factoring in Europe.

During the third quarter of 2013, we renewed $1.6 million (Rmb 10 million) of maturing unsecured indebtedness in China for an additional year and obtained an additional fixed rate secured line of credit of $3.3 million (Rmb 20 million).

Free Cash Flow
Free cash flow is a non-GAAP measure that represents net cash provided by continuing operating activities less cash disbursed for purchases of property, plant, and equipment, net. We believe this metric provides useful information to our investors because management regularly reviews free cash flow as an important indicator of how much cash is generated by our normal business operations, net of capital expenditures, and makes decisions based on it. Management also views free cash flow as a measure of cash available to reduce debt and grow the business. Free cash flow is calculated as follows (in millions):

	Nine Months Ended
	September 30,
	2013	2012
Net cash provided by continuing operating activities	$49.8	$37.8
Cash disbursed for purchases of property, plant, and equipment, net	(47.2)	(84.7)
Free cash flow	$2.6	$(46.9)

Free cash flow was $2.6 million during the nine months ended September 30, 2013, compared to negative $46.9 million during the nine months ended September 30, 2012. The $49.5 million difference in free cash flow reflects primarily decreased capital spending.

Debt
As of September 30, 2013, we had outstanding indebtedness, excluding capital leases, of approximately $520 million, which consisted of the following:

•     $417 million (net of a $2 million discount) of indebtedness outstanding under our Term Loan Credit Facility;
•     $15 million of indebtedness outstanding under our asset-based revolving credit facility; and
•     $88 million of foreign subsidiary indebtedness

Term Loan Credit Facility
On April 23, 2013, we and our subsidiaries, Tower Automotive Holdings USA, LLC, Tower Automotive Holdings I, LLC, Tower Automotive Holdings II(a) LLC, Tower Automotive Holdings II(b) LLC and the subsidiary guarantors named therein, entered into a Term Loan and Guaranty Agreement (the “Term Loan Credit Agreement”) whereby we obtained a term loan of $420 million. The maturity date for the initial term loan disbursed under the Term Loan Credit Agreement was April 23, 2020.

On July 29, 2013, we re-priced the $420 million term loan due April 2020 that remains outstanding under its Term Loan Credit Agreement. Prior to such re-pricing, the interest rate of the term loan was LIBOR (subject to a floor of 125 basis points) plus a spread of 450 basis points. The interest rate of the term loan is LIBOR (subject to a floor of 100 basis points) plus a spread of 375 basis points. In connection with this re-pricing, we incurred charges of approximately $4.5 million in the third quarter of 2013.  These charges relate to a premium paid by us and expenses associated with the re-pricing.

Our term loan credit facility contains customary covenants applicable to certain of our subsidiaries, including a financial covenant (the “Total Net Leverage Ratio”) based on the ratio of Total Net Debt to Consolidated EBITDA (each as defined in the Term Loan Credit Agreement). As of the last day of each fiscal quarter, we are required to maintain a Total Net Leverage Ratio of not more than 3.75 to 1.00 on a rolling four quarter basis. Our financial condition and liquidity would be adversely affected by the violation of any of our covenants.

Tender Offer and Senior Secured Notes
On April 23, 2013, we completed a cash tender offer (the “Tender Offer”) whereby we offered to purchase up to $276 million of our outstanding 10.625% Senior Secured Notes due 2017 (the “10.625% Senior Secured Notes” or the “notes”).   An aggregate principal amount of $362 million of the notes was validly tendered in the Tender Offer.  We accepted for purchase $276 million in aggregate principal amount of the notes at an aggregate purchase price of 113.58% of the principal amount thereof plus accrued and unpaid interest, which resulted in a premium paid of $37.5 million and a tender fee of $0.7 million that were recognized as other expense.   Because the maximum aggregate principal amount of $276 million for the notes was exceeded, we did not accept all of the notes tendered for purchase. The notes that were tendered but not accepted were promptly returned to the tendering parties.  In connection with the repurchase, we accelerated the amortization of the original issue discount and associated debt issue costs by $8.3 million in the second quarter of 2013.

On May 24, 2013, we redeemed $43 million of the notes at 105% of the principal amount thereof, plus accrued and unpaid interest, which resulted in a premium paid of $2.2 million that was recognized as other expense. In connection with the redemption, we accelerated the amortization of the original issue discount by $0.8 million and associated debt issue costs by $0.5 million in the second quarter of 2013.

On August 26, 2013, we redeemed the remaining $43 million of the notes at 105% of the principal amount thereof, plus accrued and unpaid interest, which resulted in a premium paid of $2.2 million that was recognized as other expense. In connection with the redemption, we accelerated the amortization of the original issue discount by $0.8 million and associated debt issue costs by $0.5 million in the third quarter of 2013. Per the Term Loan Credit Agreement, we used the $45.2 million that was being held in an escrow account to cover this redemption and associated premium. As of September 30, 2013, the notes have been repaid in full and no balance remains outstanding.

Amended Revolving Credit Facility
On June 19, 2013, we entered into a Second Amended and Restated Revolving Credit and Guaranty Agreement (the “Second Amended Revolving Credit Facility Agreement”) by and among Tower Automotive Holdings USA, LLC (the “Borrower”), the Company, Tower Automotive Holdings I, LLC (“Holdco”), Tower Automotive Holdings II(a), LLC, Tower Automotive Holdings II(b), LLC, the subsidiary guarantors named therein, JPMorgan Chase Bank, N.A., Wells Fargo Capital Finance, LLC and each of the other financial institutions from time to time party thereto, as lenders and JPMorgan Chase Bank, N.A., as issuing lender, as swing line lender and as administrative agent for the lenders (the “Agent”). The Second Amended Revolving Credit Facility Agreement amended and restated in its entirety the Amended and Restated Revolving Credit Facility Agreement, by and among Borrower, its domestic affiliate and domestic subsidiary guarantors named therein and the lenders party thereto and the Agent. The Second Amended Revolving Credit Facility Agreement provides for an asset-based revolving credit facility (the “Second Amended Revolving Credit Facility”) in an aggregate amount of up to $150 million, subject to a borrowing base limitation.

Our Second Amended Revolving Credit Facility Agreement also provides for the issuance of letters of credit in an aggregate amount not to exceed $50 million, provided that the total amount of credit (inclusive of revolving loans and letters of credit) extended under our Second Amended Revolving Credit Facility Agreement is subject to an overall cap, on any date, equal to the lesser of $150 million or the amount of the borrowing base on such date. The borrowing base is based upon the value of certain of our assets, including certain of our accounts receivable, inventory and property, plant, and equipment, and thus changes from time to time depending on the value of the assets included within the borrowing base. The administrative agent for this facility causes to be performed an appraisal of the assets (other than the accounts receivable) included in the calculation of the borrowing base either on an annual basis or, if our availability under the facility is less than the greater of (i) 15% of the total commitment (which is currently $150 million) or (ii) $22.5 million during any twelve month period, as frequently as on a semi-annual basis. In addition, if certain material defaults under the facility have occurred and are continuing, the administrative agent has the right to perform any such appraisal as often as it deems necessary in its sole discretion. Our administrative agent may make adjustments to our borrowing base pursuant to these appraisals. These adjustments may negatively impact our ability to obtain revolving loans or support our letters of credit needs under our Second Amended Revolving Credit Facility Agreement. Based on the value of our assets at August 31, 2013, we were entitled to borrow $148.6 million under our Second Amended Revolving Credit Facility Agreement at September 30, 2013. On that date, we had $15 million of borrowings under the Second Amended Revolving Credit Facility Agreement and $11.5 million of letters of credit outstanding under the Second Amended Revolving Credit Facility Agreement. Thus, we could have borrowed an additional $122.1 million under the Second Amended Revolving Credit Facility Agreement as of September 30, 2013, calculated as follows (in millions):

Revolver borrowing base	$148.6
Less: Borrowings on revolver	15.0
Less: Letters of credit outstanding on revolver	11.5
Availability	$122.1

Our Second Amended Revolving Credit Facility Agreement bears interest at a base rate plus a margin or at LIBOR plus a margin. The applicable margin is determined by reference to the average availability under the Second Amended Revolving Credit Facility Agreement over the preceding three months. The applicable margins as of September 30, 2013 were 1% and 2% for base rate and LIBOR based borrowings, respectively. Borrowings outstanding under our Second Amended Revolving Credit Facility Agreement may vary significantly from time to time depending on our cash needs at any given time. Our Second Amended Revolving Credit Facility Agreement matures on June 19, 2018.

Our Second Amended Revolving Credit Facility Agreement contains customary covenants applicable to certain of our subsidiaries, including a financial maintenance covenant ratio (the “Fixed Charge Coverage Ratio”) based on the ratio of consolidated Adjusted EBITDA to consolidated fixed charges, each as defined in the agreement. If less than 10% of the total commitment is available (provided that such number cannot be less than $12.5 million) under the facility for more than two consecutive days, we are required to maintain a consolidated Fixed Charge Coverage Ratio of not less than 1.00 to 1.00 on a rolling four quarter basis. If we are required at any time to maintain the consolidated Fixed Charge Coverage Ratio, such requirement will end if at least 10% of the total commitment is available (provided that such number cannot be less than $12.5 million) for twenty consecutive days. Our Letter of Credit Facility contains the same Fixed Charge Coverage Ratio as set forth in the Second Amended Revolving Credit Facility Agreement (as such covenant is only applicable under the Letter of Credit Facility Agreement to the same extent, and at the same times, that it is applicable under the Second Amended Revolving Credit Facility Agreement). During the second quarter of 2013, we were not required to maintain the Fixed Charge Coverage Ratio; thus, we were in compliance with our covenants.

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

Off-Balance Sheet Obligations
In addition to operating leases described above, our off-balance sheet obligations consist of obligations under our Letter of Credit Facility and Second Amended Revolving Credit Facility. As of September 30, 2013, letters of credit outstanding were $8.4 million under the Letter of Credit Facility and $11.5 million under the Second Amended Revolving Credit Facility.

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

Net Debt
Net debt is a non-GAAP measure that represents total debt less cash and cash equivalents. We regard net debt as a useful measure of our outstanding debt obligations. Our use of the term “net debt” should not be understood to mean that we will use any cash on hand to repay debt. Net debt is calculated as follows (in millions):

	As of September 30, 2013	As of December 31, 2012
Total debt	$531.4	$497.0
Less: Cash and cash equivalents	106.3	113.9
Net debt	$425.1	$383.1

As of September 30, 2013, our net debt was $425.1 million, compared to $383.1 million as of December 31, 2012. The $42 million change reflects primarily the premiums paid on the partial redemption of our notes, debt financing costs associated with the Term Loan Credit Agreement, and the de-consolidation of cash at a Chinese joint venture, offset partially by the net proceeds received from the sale of our South Korean subsidiary.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the potential loss arising from adverse changes in market rates and prices. We are exposed to market risk in the normal course of our business operations due to our purchases of steel, our sales of scrap steel, which we refer to as offal, our ongoing investing and financing activities and our exposure to foreign currency exchange rates. We have established policies and procedures to govern our management of market risks.

Commodity Pricing Risk
Steel is the primary raw material that we use. We purchase a portion of our steel from certain of our customers through various OEM resale programs. The purchases through customer resale programs have buffered the impact of price swings associated with the procurement of steel. The remainder of our steel purchasing requirements is met through contracts with steel mills. At times, we may be unable to either avoid increases in steel prices or pass through any price increases to our customers. We refer to the “net steel impact” as the combination of the change in steel prices that are reflected in product pricing, the change in the cost to procure steel from the mill, and the change in our recovery of offal. Our strategy is to be economically neutral to steel pricing by having these factors offset each other. While we strive to achieve a neutral net steel impact, we are not always successful in achieving that goal, in large part due to timing differences. The timing of a change in price for steel or offal may occur in separate periods and if a change occurs, that change may have a disproportionate effect, within any particular fiscal period, on our product pricing, our steel costs and the results of our sales of offal steel. Net imbalances in any one particular fiscal period may be reversed in a subsequent fiscal period, although we cannot provide assurance that, or when, these reversals will occur. Over the past several years, we have not experienced a material net impact from these factors.

Interest Rate Risk
At September 30, 2013, we had total debt, excluding capital leases, of $520 million (net of a $2 million discount), consisting of fixed rate debt of $28.6 million (6%) and floating rate debt of $491.4 million (94%). Our floating rate debt consists primarily of our Term Loan Credit Facility and indebtedness held by our international subsidiaries. Assuming no changes in the monthly average variable-rate debt levels of $368.7 million and $107.7 million (excluding the debt at our discontinued operation) for the nine months ended September 30, 2013 and 2012, respectively, we estimate that a hypothetical change of 100 basis points in the LIBOR and alternate base rate interest rates would have affected interest expense for each of the nine months ended September 30, 2013 and 2012 by $2.8 million and $0.8 million, respectively. A 100 basis point increase in interest rates would not materially impact the fair value of our fixed rate debt.

Foreign Exchange Risk
A significant portion of our revenues is derived from manufacturing operations in Europe, China and Brazil. The results of operations and financial condition of our non-United States businesses are principally measured in their respective local currency and translated into U.S. dollars. The effects of foreign currency fluctuations in Europe, China and Brazil are mitigated by the fact that expenses are generally incurred in the same currency in which revenues are generated, since we strive to manufacture our products in close proximity to our customers. Nevertheless, the reported income of our foreign subsidiaries will be higher or lower depending on a weakening or strengthening of the U.S. dollar against the respective foreign currencies.

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

Our strategy for managing currency risk relies primarily upon conducting business in a foreign country in that country’s currency. We may, from time to time, also participate in hedging programs intended to reduce our exposure to currency fluctuations. We believe that the effect of a 100 basis point movement in foreign currency rates against the U.S. dollar would not have materially affected our results of operations or cash flows for the nine months ended September 30, 2013 and 2012. However, we believe that the movement in the Euro to the U.S. dollar has the potential to materially affect our stockholders’ equity because we estimate that a hypothetical change of 100 basis points in the Euro to the U.S. dollar exchange rate would affect stockholders’ equity by approximately $2.7 million as of September 30, 2013. We do not believe a 100 basis point movement in other foreign currencies would have a material impact on our stockholders’ equity.

Inflation
Despite recent declines, we have experienced a continued rise in inflationary pressures affecting certain commodities, such as petroleum-based products, resins, yarns, ferrous metals, base metals and certain chemicals. Additionally, because we purchase various types of equipment, raw materials and component parts from our suppliers, we may be adversely affected by their inability to adequately mitigate inflationary, industry, or economic pressures. The overall condition of our supply base may possibly lead to delivery delays, production issues or delivery of non-conforming products by our suppliers in the future. As such, we continue to monitor our vendor base for the best sources of supply and work with those vendors and customers to attempt to mitigate the impact of the pressures mentioned above.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2013. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of September 30, 2013, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.  There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On July 30, 2013, Tower International Holdings, LLC, our principal stockholder, consummated a secondary public offering of 7,888,122 shares of our common stock (including 638,122 shares sold pursuant to a 30-day option granted by the selling stockholder to the underwriters to purchase up to an additional 1,087,500 shares of our common stock). Tower International, Inc. did not receive any of the proceeds from the sale of shares in that offering. As a result of that offering, we likely will have an “ownership change” for purposes of Section 382 of the Internal Revenue Code. As a result of this ownership change, we will be further limited, pursuant to Section 382 of the Internal Revenue Code, in using our net operating losses arising in any pre-ownership change period to offset taxable income for taxable periods (or portions thereof) beginning after such ownership change. Consequently, in the future we may be required to pay increased cash income taxes because of the Section 382 limitations on our ability to use our net operating loss carryforwards, although we do not currently expect our cash income taxes for 2013 or 2014 to increase because of Section 382.

In addition, adverse changes in the underlying profitability and financial outlook of our operations in several foreign jurisdictions could lead to changes in our valuation allowances against deferred tax assets and other tax accruals that could adversely affect our financial results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities
On August 15, 2013, one-third of the restricted stock units (“RSUs”) granted on August 15, 2011 vested. We reduced the number of shares issuable upon vesting to cover the minimum statutory withholding taxes for certain of the vested participants. This information is reflected in the table below:

Period	Total Number of Shares (or Units) Purchased	Weighted Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (1)
July 1 through July 31, 2013	-	$-
August 1 through August 31, 2013	315	21.43
September 1 through September 30, 2013	-	-
Total	315	$21.43

                (1) We have not announced a general plan or program to purchase shares.

Item 6. Exhibits

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer*

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer*

32.1	Section 1350 Certification of the Chief Executive Officer **

32.2	Section 1350 Certification of the Chief Financial Officer **

101.INS	XBRL Instance Document ***

101.SCH	XBRL Taxonomy Extension Scheme Document ***

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document ***

101.LAB	XBRL Taxonomy Extension Label Linkbase Document ***

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document ***

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document ***
__________________________
*	Filed herewith.
**	Furnished, not filed
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

Tower International, Inc.

Date: October 30, 2013	/s/ James C. Gouin
James C. Gouin
Chief Financial Officer

Index to Exhibits

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer*

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer*

32.1	Section 1350 Certification of the Chief Executive Officer **

32.2	Section 1350 Certification of the Chief Financial Officer **

101.INS	XBRL Instance Document ***

101.SCH	XBRL Taxonomy Extension Scheme Document ***

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document ***

101.LAB	XBRL Taxonomy Extension Label Linkbase Document ***

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document ***

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document ***
__________________________
*	Filed herewith.
**	Furnished, not filed
***
Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Exchange Act and otherwise are not subject to liability under those sections.