Form 10-K
period 2013-12-31
Tower International, Inc.
filed 2014-03-07
CIK 1485469

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:	Commission file number:
December 31, 2013	001-34903

TOWER INTERNATIONAL, INC.

(Exact name of Registrant as specified in its charter)

Delaware	27-3679414
(State of Incorporation)	(IRS Employer Identification Number)

17672 Laurel Park Drive North, Suite 400 E Livonia, Michigan	48152
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (248) 675-6000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.01 per share	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant, computed by reference to the average high and low trading prices of the common stock as of the closing of trading on June 30, 2013, was approximately $142,765,717.

There were 20,491,386 shares of the registrant’s common stock outstanding at February 28, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions, as expressly described in this report, of the Registrant’s Proxy Statement for the 2014 Annual Meeting of the Stockholders are incorporated by reference into Part III.

TOWER INTERNATIONAL, INC. — FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

10-K Pages
PART I
Item 1. Business	1
Item 1A. Risk Factors	13
Item 1B. Unresolved Staff Comments	22
Item 2. Properties	22
Item 3. Legal Proceedings	23
Item 4. Mine Safety Disclosures	23
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Repurchases of Equity Securities	24
Item 6. Selected Financial Data	25
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
Item 7A. Quantitative and Qualitative Disclosures about Market Risk	53
Item 8. Financial Statements and Supplementary Data	55
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	105
Item 9A. Controls and Procedures	106
Item 9B. Other Information	108
PART III
Item 10. Directors, Executive Officers, and Corporate Governance	109
Item 11. Executive Compensation	109
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	109
Item 13. Certain Relationships and Related Transactions, and Director Independence	109
Item 14. Principal Accountant Fees and Services	109
PART IV
Item 15. Exhibits and Financial Statement Schedules	110
Signatures
Exhibit Index
Exhibits
EX-21
EX-23
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101.INS
EX-101.SCH
EX-101.CAL
EX-101.LAB
EX-101.PRE

i

PART I

Item 1. Business

Our Company

We are a leading integrated global manufacturer of engineered structural metal components and assemblies primarily serving automotive original equipment manufacturers (“OEMs”). We offer our automotive customers a broad product portfolio, supplying body-structure stampings, frame and other chassis structures, as well as complex welded assemblies, for small and large cars, crossovers, pickups, and sport utility vehicles (“SUVs”).

Our products are manufactured at 29 facilities, strategically located near our customers in North America, South America, Europe, and Asia. We support our manufacturing operations through seven engineering and sales locations around the world. We are a disciplined, process-driven company with an experienced management team that has a history of implementing sustainable operational improvements. For the year ended December 31, 2013, we generated revenues of $2.1 billion and net loss attributable to Tower International, Inc. of $20.3 million. In addition, we had Adjusted EBITDA of $212.3 million and an Adjusted EBITDA margin of 10.1% for the year ended December 31, 2013. (Item 7 of this Annual Report and Note 12 to our Consolidated Financial Statements include a discussion of Adjusted EBITDA as a non-GAAP measure).

We believe that our engineering, manufacturing, and program management capabilities, our geographic and customer diversification, our competitive cost, our financial discipline, and our colleague engagement position us for long-term success.

Our History and Corporate Structure

Our Corporate History

Tower Automotive, Inc., our predecessor (the “Predecessor Company”), was formed in 1993 to acquire R. J. Tower Corporation. On February 2, 2005, the Predecessor Company, along with 25 of its United States subsidiaries each filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court, Southern District of New York. On July 11, 2007, the Bankruptcy Court confirmed the Chapter 11 Reorganization Plan of the debtors and approved the sale of substantially all of the debtors’ assets to Tower Automotive, LLC, an affiliate of Cerberus Capital Management, L.P. (“CCM”) and funds and accounts affiliated with CCM (collectively, “Cerberus”). The plan became effective on July 31, 2007, and in connection therewith, the debtors completed the sale of substantially all of their assets to Tower Automotive, LLC. As part of the sale, Tower Automotive, LLC also acquired the capital stock of substantially all of the foreign subsidiaries of the Predecessor Company.

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

Divestiture of our South Korean Subsidiary

On December 28, 2012, our subsidiaries, Tower Automotive Holdings Asia B.V. and Tower Automotive International Holdings B.V., entered into a Stock Purchase Agreement (“Agreement”) with SJ Holdings, Inc., a subsidiary of SECO (the “Buyer”) and consummated the divestiture of our Korean subsidiary Seojin Industrial Company Ltd. (“Seojin”). Pursuant to the Agreement, the Buyer acquired all of the outstanding capital stock of Seojin for a purchase price of fifty billion Korean Won (approximately $47 million USD) and assumed the outstanding debt of Seojin. As of December 31, 2013, the entire purchase price has been received. Accordingly, Seojin has been presented as a discontinued operation within this Annual Report in accordance with FASB ASC No. 205, Discontinued Operations.

Secondary Public Offerings

On July 31, 2013, Tower International Holdings, LLC, an affiliate of Cerberus, completed the sale of 7,888,122 shares of our common stock in a secondary public offering. Upon completion of the sale, Cerberus no longer controlled a majority of our outstanding common stock and therefore, we are no longer a “controlled company” within the meaning of the New York Stock Exchange corporate governance standards. On November 6, 2013, Tower International Holdings, LLC, completed the sale of 3,000,000 shares of our common stock in another secondary public offering. In addition, Tower International Holdings, LLC completed multiple transactions during the fourth quarter of 2013 whereby it sold additional shares of our common stock in the open market. As a result of these sales, Tower International Holdings, LLC and Cerberus held no shares of our common stock at December 31, 2013.

Our Industry

We believe OEMs produce a majority of their structural metal components and assemblies internally. While OEM policies differ and may be especially impacted by their own capacity utilization, the capital expenditures associated with internal production can be substantial. Because of this capital and fixed cost-intensity, we believe that longer term, OEMs may outsource a greater proportion of their stamping requirements and we may benefit from this shift in our customer’s preferences. In addition, we believe OEMs will increasingly favor global vehicle platforms supported by larger and more capable and financially strong suppliers. Given our global manufacturing footprint, cost structure, and engineering and program management capabilities, we are well-positioned to take advantage of these potential opportunities.

Our Strategy

We seek to:

—	Execute a business model that generates sustainable ongoing adjusted free cash flow, thereby providing flexibility for capital allocation;
—	Achieve growth at or above industry levels through strong competitive capabilities in engineering, manufacturing, and program management that contribute to leading positions in cost and quality, in addition to opportunistic, accretive acquisitions and entering new growth markets;
—	Reduce debt leverage and interest expense, which we consider to be integral to a financially strong and capable auto parts supplier; and
—	Manage risk through financial discipline and customer and geographic diversification.

Execute Business Model Focused on Adjusted Free Cash Flow

Adjusted free cash flow (defined as net cash provided by operating activities less cash disbursed for purchases of property, plant, and equipment, excluding cash received or disbursed for customer tooling) is one of our important financial metrics. Our focus on sustainable ongoing adjusted free cash flow keeps us disciplined regarding product pricing and margins, as well as determining and prioritizing affordable capital expenditures. To further our alignment with our business model, adjusted free cash flow is a major component of our annual bonus program for salaried and hourly colleagues. (Item 7 of this Annual Report includes a discussion of free cash flow and adjusted free cash flow as non-GAAP measures).

We estimate that the demonstrated present capability of our business model (at normalized conditions) generates positive adjusted free cash flow equal to about 2% of revenues. We see an achievable path to ongoing adjusted free cash flow equal to about 3% of revenues by 2015. Our business model is summarized in the table below (as percent of revenues):

	Present Capability	Projected Improvement	Projected 2015 Capability
Adjusted EBITDA	9 – 10%
Capital Expenditures (Capex)	(4) – (5)%
Adjusted EBITDA Less Capex	5%	+1%	6%
Interest Expense	(1.5)%		(1.5)%
All Other*	(1.5)%		(1.5)%
Free Cash Flow	2%	+1%	3%
Customer-Owned Tooling**	—	—	—
Adjusted Free Cash Flow	2%	+1%	3%

*	Includes cash taxes, pension contributions, working capital, and other
**	Customer tooling is excluded from Adjusted Free Cash Flow because it nets to zero for each program, but fluctuates during quarters and years based on timing of company outlays and customer reimbursements

Reduce Leverage and Interest Expense

Reducing net debt leverage (defined as total debt less cash and cash equivalents divided by Adjusted EBITDA) and interest expense are important business priorities and potential significant opportunities to improve financial results and ongoing financial strength. As of December 31, 2013, our net debt (defined as total debt less cash and cash equivalents) was $368.9 million. Our net debt leverage for the years ended December 31, 2013 and 2012 was approximately 1.7 and 1.9, respectively. Our long-term target for net debt leverage is 1.0. In addition to using free cash flow to reduce leverage, we may pursue additional asset sales, as evidenced by the accretive sale of Seojin in December 2012, which reduced net debt by 26%. (Item 7 of this Annual Report includes a discussion of net debt as a non-GAAP measure).

Achieve Growth at or Above Industry

We have demonstrated the ability to win net new business from OEMs, including a combination of new models, share gains from competitors via conquest wins, and OEM outsourcing. We also are reasonably well-positioned geographically, with about 20% of our present revenue earned in the secular above-average growth markets of China and Brazil. We believe our ability to win new business at a return in excess of our cost of capital is a direct reflection of our core engineering strength, competitive cost and quality, and proven ability to manage complex and critical new-model launches for customers. We use processes such as Lean Six Sigma, labor best practices standardization, and advanced product quality planning (APQP) to drive productivity and quality while managing new programs on time and on budget.

We believe there can be meaningful upside growth opportunities in the future from expanding our operations in additional growth markets like Mexico and India and from accretive acquisitions as the sector consolidates.

Manage Risk

We consider risk management to be an important part of our ability to operate predictably and successfully in the cyclical and capital-intensive auto parts industry. Foremost in managing risk is financial discipline, beginning during the evaluation and approval of new programs to ensure sound assumptions and projected returns in excess of our cost of capital. During each year, we carefully monitor and manage all elements of cost, with an objective of achieving productivity and other savings that at least offset customer price reductions and labor and overhead inflation. Through our commercial agreements, we are largely shielded from changes in steel prices.

In addition to our financial discipline, customer and geographic diversification can help us to minimize overall risk. While there can be no assurance that future results will match past performance, we believe our ability to weather the severely depressed auto industry conditions of 2008 – 2009 without receiving customer pricing assistance or violating any financial covenants is evidence of our effective risk management.

We supply products for approximately 180 vehicle models globally to 11 of the 12 largest global OEMs. The tables presented below summarize our diversification by customer, region, and vehicle platform.

Customer Diversification

We believe we have a well diversified customer mix, as eight different OEMs individually accounted for 5% or more of our revenues in 2013. The following table summarizes our customer mix as a percent of revenues for the year ended December 31, 2013.

Customer
Ford	22%
VW	19%
Chrysler	10%
Fiat	9%
Volvo	9%
Nissan	6%
Daimler	6%
Toyota	5%
BMW	3%
Chery	2%
Honda	2%
Geely	1%
PSA	1%
GM/Opel	1%
Other	4%
Total	100%

Geographic Diversification

The following table summarizes our geographic mix as a percent of revenues for the year ended December 31, 2013.

Region
North America	46%
Europe	36%
Asia	9%
South America	9%
Total	100%

Platform Diversification

Our products are offered on a diverse mix of vehicle platforms, reflecting the balanced portfolio approach of our business model and the breadth of our product capabilities. The following table summarizes our vehicle platform mix as a percent of revenues for the year ended December 31, 2013.

Vehicle Platform
Small cars	40%
Large cars	19%
North American framed vehicles	18%
Light trucks	24%
Total	100%

The term “small cars” refers to passenger cars that are classified by IHS Automotive® (“IHS”) in the smallest three of IHS’s four categories of passenger cars. The term “large cars” refers to the largest category of passenger cars, multi-purpose vehicles, and cross-over vehicles that are based on a unibody structure. The term “North American framed vehicles” refers to vehicles, such as pick-up trucks and SUVs, which are built on a full-frame structure. The term “Light trucks” refers to SUVs that are based on a unibody structure, minivans, and light trucks in the international regions.

The reports prepared by IHS referred to in this Annual Report are subscription-based. All references in this report to historical industry production volumes, projections, estimates, or other data attributable to IHS, are based on data available from the IHS February 2014 forecast.

Our Products

We produce a broad range of structural components and assemblies, many of which are critical to the structural integrity of a vehicle. Images of some of the products we offer are presented below.

Product Offerings

Body structures and assemblies

Body structures and assemblies form the basic upper body structure of the vehicle and include structural metal components such as body pillars, roof rails, and side sills. This category also includes Class A surfaces and assemblies, which are components of the “exterior skin” of the vehicle — body sides, hoods, doors, fenders, and pickup truck boxes. These components form the appearance of the vehicle, requiring flawless surface finishes.

Chassis, lower vehicle structures, and suspension components

Lower vehicle frames and structures include chassis structures that make up the “skeleton” of a vehicle and which are critical to overall performance, particularly in the areas of noise, vibration and harshness, handling, and crash management. These products include pickup truck and SUV full frames, automotive engine and rear suspension cradles, floor pan components, and cross members that form the basic lower body structure of the vehicle. These heavy gauge metal stampings carry the load of the vehicle, provide crash integrity, and are critical to the strength and safety of vehicles. We manufacture a wide variety of stamped, formed, and welded suspension components, including control arms, suspension links, track bars, spring and shock towers, shackles, twist axles, radius arms, stabilizer bars, trailing axles, and brackets.

Complex body-in-white assemblies

Complex body-in-white assemblies are comprised of multiple components and sub-assemblies welded to form major portions of the vehicle’s body structure. We refer to body-in-white as the manufacturing stage in which the vehicle body sheet metal has been assembled or designed, but before the components and trim have been added. Examples of complex assemblies include front and rear floor pan assemblies and door/pillar assemblies.

Product Mix

We believe we have a well diversified product group mix, as each of our product groups individually accounted for 20% or more of our revenues in 2013. The following table summarizes our product group mix as a percent of revenues for the year ended December 31, 2013:

Product Group
Body structures and assemblies	55%
Complex body-in-white assemblies	25%
Chassis, lower vehicle structures and suspension components	20%
Total	100%

Overview of Major Vehicle Models

The following table presents the major vehicle models for which we supply products:

OEM	Models	Product Type
North America
Ford	Econoline	Frame Assembly
	Explorer	Complex Assembly
	Expedition/Navigator	Body Structures
	F-Series	Body Structures
	Focus	Body Structures
	Taurus/MKS	Complex Assembly
	C-Max	Body Structures
Chrysler	Grand Caravan/Town & Country	Body Structures
	Grand Cherokee/Durango	Body Structures
	Wrangler	Frame Assembly
	Dart	Body Structures
	200	Body Structures
	Cherokee	Body Structures
Nissan	Frontier/Xterra	Body Structures & Frame Assembly
	NV Series	Frame Assembly
	Titan/Armada	Frame Assembly
	Altima	Body Structures
	Rogue	Body Structures
Toyota	Camry	Body Structures
	Tacoma	Frame Assembly
Honda	Accord	Body Structures

OEM	Models	Product Type
Europe
Volvo	V40/S60/XC60	Complex Assembly
VW	Cayenne/Touareg/Q7	Body Structures & Complex Assembly
	Caddy Van	Body Structures
	Citigo/Mii/Up!	Body Structures
	Octavia	Body Structures
BMW	1/3 Series	Body Structures & Complex Assembly
Daimler	Sprinter/Crafter	Body Structures & Complex Assembly
Fiat	500	Body Structures
	Ducato	Body Structures
	Giuletta	Body Structures
	MiTo	Body Structures
	Punto	Body Structures
	Ghibili	Body Structures
Opel	Astra	Body Structures
China
FAW-VW	Bora/Golf A4	Chassis
FAW	Besturn B70/B90	Chassis
Chery	A3	Chassis
	Cowin 3	Chassis
	Fulwin 2	Chassis
	Tiggo	Chassis
SAIC	Roewe 550	Chassis
Fiat	Viaggio	Body Structures & Chassis
Geely	Vision	Body Structures
	Seaview	Body Structures
South America
VW	Gol	Body Structures
	Fox	Body Structures
	Saveiro	Body Structures
	Up!	Body Structures
Fiat	Palio/Doblo	Body Structures
	Punto	Body Structures
	Strada	Body Structures
Honda	Civic	Body Structures
	Fit	Body Structures
	City	Body Structures
PSA	Picasso	Body Structures

International Operations

We have significant manufacturing operations outside the United States. In 2013, approximately 54% of our revenues originated outside the United States. For information regarding potential risks associated with our international operations, see Risk Factors Relating to Our Industry and Our Business — “Our substantial international operations make us vulnerable to risks associated with doing business in foreign countries”. See Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 12 to our Consolidated Financial Statements for further information regarding our international operations.

Manufacturing and Operations

Our manufacturing operations consist primarily of stamping and welding operations, system and modular assembly operations, coating, and other ancillary operations. Stamping involves passing metal through dies in a stamping press to form the metal into three-dimensional parts. We produce stamped parts using precision single-stage, progressive, and transfer presses, ranging in size from 100 to 4,500 tons, which perform multiple functions to convert raw material into finished products. We invest in our press technology to increase flexibility, improve safety, and minimize die changeover time.

We feed stampings into assembly operations that produce complex assemblies through the combination of multiple parts that are welded or fastened together. Our assembly operations are performed on either dedicated, high-volume welding/fastening machines or on flexible, cell-oriented robotic lines. The assembly machines attach additional parts, fixtures, or stampings to the original metal stampings. In addition to standard production capabilities, our assembly machines are also able to perform various statistical control functions and identify improper welds and attachments.

Our products use various grades and thicknesses of steel and aluminum, including high-strength, hot- and cold-rolled, galvanized, organically coated, stainless, and aluminized steel. Although changing steel prices affect our results, we seek to be neutral with respect to steel pricing over time, with the intention of neither making nor losing money as steel prices fluctuate. The pricing of our products includes a component for steel which can increase as steel prices increase and decrease as steel prices decrease. For our North American customers and several of our other customers, we purchase steel through our customers’ resale programs, where our customers actually negotiate the cost of steel for us. In other cases, we procure steel directly from the mills, negotiating our own price and seeking to pass through steel price increases and decreases to our customers.

We focus on achieving superior product quality at the lowest operating costs possible and concentrate on improving our manufacturing processes to drive out inefficiencies. We seek to continually improve our processes through efforts to improve our cost competitiveness and achieve higher quality. We continue to adapt our capacity to customer demand, both by expanding capabilities in growth areas and by reallocating capacity away from demand segments in decline.

We are committed to sustaining Lean Six Sigma principles throughout our manufacturing processes. We utilize Lean Six Sigma principles to increase the efficiency of our operations and to reduce operating costs, thereby improving our cost competitiveness. We have accomplished efficiency improvements, while at the same time improving our quality, with customer-reported defects averaging about 20 per million parts delivered in 2013, which we believe is world-class performance.

Supply Base — Manufactured Components and Raw Materials

We purchase various manufactured components and raw materials for use in our manufacturing processes. All of these components and raw materials are available from numerous sources. We employ just-in-time manufacturing and sourcing systems, enabling us to meet customer requirements for faster deliveries, while minimizing our need to carry significant inventory levels. The primary raw material used to produce the majority of our products is steel. We purchase hot- and cold-rolled, galvanized, organically coated, stainless, and aluminized steel from a variety of suppliers. We purchase a portion of our steel from certain of our customers through various OEM resale programs. The remainder of our steel purchasing requirements is met through contracts with steel producers and market purchases. In addition, we procure small- and medium-sized stampings, fasteners, tubing, and rubber products.

Sales, Marketing, and Distribution

Our sales and marketing efforts are designed to create awareness of our engineering, program management, manufacturing and assembly expertise, and to translate our leadership position into contract wins. We have developed a sales team that consists of an integrated group of professionals, including skilled engineers and program managers, whom we believe provide the appropriate mix of operational and technical expertise needed to interface successfully with OEMs. We sell directly to OEMs through our sales and engineering teams at our technical centers, which are strategically located around the world. Bidding on automotive OEM platforms typically encompasses many months of engineering and business development activity. We integrate our sales force directly into our operating team and work closely with our customers throughout the process of developing and manufacturing a product. Our proximity to our customer base enables us to enjoy close relationships with our customers and positions us well to seek future business awards.

Customers

We have developed long-standing business relationships with our automotive customers around the world. We work together with our customers in various stages of production, including development, component sourcing, quality assurance, manufacturing, and delivery. With a diverse mix of products and facilities in major markets worldwide, we believe we are well-positioned to meet customer needs. We believe we have a strong, established reputation with customers for providing high-quality products at competitive prices, as well as for timely delivery and customer service. Given that the automotive OEM business involves long-term production contracts awarded on a platform-by-platform basis, we believe that we can leverage our strong customer relationships to obtain new platform awards.

Customer Support

We have seven engineering and sales locations throughout the world, including a 24-hour engineering support center in India. We believe that we provide effective customer solutions, products, and service to our customers, globally. Our customer service group is organized into customer-dedicated teams within regions to provide more focused service to our clients.

Seasonality

Our customers in Europe typically shut down vehicle production during portions of July or August and during one week in December. Our North American customers typically shut down vehicle production for approximately two weeks during July and for one week during December. Our customers in Brazil and China typically shut down vehicle production during certain periods in our first quarter. Our quarterly results of operations, cash flows, and liquidity may be impacted by these seasonal practices. For example, working capital is typically a use of cash during the first quarter of the year and a source of cash generation in the fourth quarter. See Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion on working capital.

Competition

We principally compete for new business both at the beginning of the development of new models and upon the redesign of existing models. New-model development generally begins two to three years before the marketing of such models to the public. Once a supplier has been designated to supply parts for a new program, an OEM will usually continue to purchase those parts from the designated producer for the life of the program, although not necessarily for a redesign. OEMs typically rigorously evaluate suppliers based on many criteria such as quality, price/cost competitiveness, system and product performance, reliability and timeliness of delivery, new product and technology development capability, excellence and flexibility in operations, degree of global and local presence, effectiveness of customer service, and overall management capability.

We believe that we compete effectively with other leading suppliers in our sector. The strength and breadth of our program management and engineering capabilities, as well as our geographic, customer, and platform diversification, provide the necessary scale to optimize our cost structure. We follow manufacturing practices designed to improve efficiency and quality, including manpower standardization and global inventory reduction initiatives, which enable us to manage inventory so that we can deliver quality components and systems to our customers in the quantities and at the times ordered.

Our major competitors include: Magna International, Inc. (Cosma division), Gestamp Automocion, Martinrea International, Gruppo Magnetto, and Benteler Automotive. We compete with other competitors with respect to certain of our products and in particular geographic markets. The number of our competitors has decreased in recent years and we believe that number will continue to decline due to supplier consolidation. We believe that OEMs are increasingly focused on the global capability and financial strength of their supply base and that such scrutiny of suppliers will result in additional contraction in the supply base.

In addition, most of our OEM customers manufacture products that compete with our products. We believe the recent trend has been for OEMs, on average, to increase outsourcing, and we expect that trend to continue.

Joint Ventures

As of December 31, 2013, we had four joint ventures in China, three of which were included in our Consolidated Financial Statements.

Employees

As of December 31, 2013, we had approximately 8,700 employees worldwide, of whom approximately 6,100 were covered under collective bargaining agreements that expire at various times.

We are not aware of any work stoppages since the formation of our Predecessor Company in 1993. A strike or slow-down by one of our unions could have a material adverse effect on our business. We believe that our relations with our employees are satisfactory.

Environmental Matters

We are subject to various domestic and foreign federal, state and local laws and regulations governing the protection of the environment and health and safety, including those regulating the following: soil, surface water, and groundwater contamination; the generation, storage, handling, use, disposal, and transportation of hazardous materials; the emission and discharge of materials, including greenhouse gases (“GHGs”) into the environment; and the health and safety of our employees. We are also required to obtain environmental permits from governmental authorities for certain operations. We have taken steps to comply with these numerous and sometimes complex laws, regulations, and permits. We have also achieved ISO 14001 registration for substantially all of our facilities, which means we have implemented environmental management systems to improve our environmental performance. Compliance with environmental requirements has not had a material impact on our capital expenditures, earnings, or competitive position and we have made, and will continue to make, capital and other expenditures pursuant to such requirements. If we violate or fail to comply with these requirements, we could be subject to fines, penalties, enforcement actions, or lawsuits.

Environmental laws, regulations, and permits, and the enforcement thereof, change frequently and have become more stringent over time. In particular, more rigorous GHG emission requirements are in various stages of development. For example, the United States Environmental Protection Agency (“U.S. EPA”) has promulgated the GHG Reporting Rule, which requires reporting of GHG data and other relevant information from large sources and suppliers in the United States and the GHG Tailoring Rule, which requires certain facilities with significant GHG emissions to obtain emissions permits under the authority of the Clean Air Act (typically limited to only the largest stationary sources of GHGs). The United States Congress has also considered imposing additional restrictions on GHG emissions. Any additional regulation of GHG emissions by either the United States Congress and/or the U.S. EPA could include a cap-and-trade system, technology mandate, emissions tax, reporting requirement, or other program, and could subject us to significant costs, including those relating to emission credits, pollution control equipment, monitoring, and reporting, as well as increased energy and raw material prices. In addition, our OEM customers may seek price reductions from us to account for their increased costs resulting from GHG regulations. Further, growing pressure to reduce GHG emissions from mobile sources could reduce automobile sales, thereby reducing demand for our products, and ultimately our revenues. At this time, none of our facilities are required to report GHG emissions or participate in any cap-and-trade system programs under the existing regulatory scheme. However, there is still significant uncertainty surrounding the scope, timing, and effect of future GHG regulation, and any changes to the current laws or regulations could have a material adverse impact on our business, financial condition, results of operations, reputation, product demand, and liquidity.

We are also responsible for certain costs relating to contamination at our, or the Predecessor Company’s, current or formerly owned or operated properties or third party waste disposal sites, even if we are not at fault. Certain locations have been impacted by environmental releases and soil or groundwater contamination is being addressed at certain of these sites. In addition to potentially significant investigation and remediation costs, contamination can give rise to third party claims, including fines or penalties, natural resource damages, personal injury, or property damage. Our costs and liabilities associated with environmental contamination could be substantial and may be material to our business, financial condition, results of operations, or cash flows. Refer to Note 14 to our Consolidated Financial Statements for information regarding our environmental liabilities.

Segment Overview

Refer to Note 12 to our Consolidated Financial Statements for information regarding our operating and reportable segments.

Public Information

We maintain a website at http://www.towerinternational.com. We will make available on our website, free of charge, the proxy statements and reports on Forms 8-K, 10-K, and 10-Q that we file with the United States Securities and Exchange Commission (“SEC”) as soon as reasonably practicable, after such material is electronically filed with, or furnished to, the SEC. Additionally, we have adopted and posted on our website a Code of Business Conduct and Ethics that applies to, among other people, our principal executive officer, principal financial officer, and principal accounting officer. We intend to disclose any waivers of the Code of Business Conduct and Ethics on our website. We will provide, free of charge, a copy of our Code of Business Conduct and Ethics to any person who requests a copy. All such requests should be directed to our Executive Director, Investor & External Relations, c/o Tower International, Inc., 17672 Laurel Park Drive North, Suite 400 E, Livonia, Michigan 48152. Except as otherwise stated, the information contained on our website or available by hyperlink from our website is not incorporated into this Annual Report on Form 10-K or other documents we file with, or furnish to, the SEC.

Disclosure Regarding Forward-Looking Statements

This Annual Report contains statements which constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including, but not limited to, statements relating to trends in the operations, financial results, business and products of our Company, and anticipated production trends. The forward-looking statements can be identified by words such as “anticipate”, “believe”, “plan”, “estimate”, “expect”, “intend”, “project”, as well as other similar expressions and statements regarding our intent, belief, current plans, or expectations. Our forward looking statements also include, without limitation, statements regarding our anticipated future financial condition, operating results, free cash flows, adjusted free cash flows, net debt leverage, Adjusted EBITDA, and business and financing plans and models. Forward-looking statements are made as of the date of this report and are based upon management’s current expectations and beliefs concerning future developments and their potential effects on us. Such forward-looking statements are not guarantees of future performance. The following important factors, as well as those important factors described elsewhere in this Annual Report, including the matters set forth under the captions entitled “Risk Factors” and “Quantitative and Qualitative Disclosures About Market Risk”, could cause our actual results to differ materially from estimates or expectations reflected in such forward-looking statements:

•	global automobile production volumes;
•	the financial condition of our customers and suppliers;
•	our ability to make scheduled payments of principal or interest on our indebtedness and comply with the covenants and restrictions contained in the instruments governing our indebtedness;
•	our ability to refinance our indebtedness;
•	risks associated with non-U.S. operations, including foreign and economic uncertainty in some regions;
•	any increase in the expense and funding requirements of our pension and postretirement benefits;
•	our customers’ ability to obtain equity and debt financing for their businesses;
•	our dependence on our large customers;
•	pricing pressure from our customers;
•	our ability to integrate acquired businesses;
•	work stoppages or other labor issues at our facilities or at the facilities of our customers or suppliers;
•	risks associated with business divestitures; and
•	costs or liabilities related to environmental and safety regulations.

Any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update or revise any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

This Annual Report also contains estimates and other statistical data made by independent parties and by us relating to market size and growth and other data about our industry. This data involves a number of assumptions and limitations, and you are cautioned not to give undue weight to such estimates. We have not independently verified the statistical and other industry data generated by independent parties that are contained in this Annual Report and, accordingly, we cannot assure you of the accuracy or completeness of such data. In addition, projections, assumptions, and estimates of our future performance and the future performance of the industries in which we operate are necessarily subject to a high degree of uncertainty and risk.

Item 1A. Risk Factors

Our business is subject to a number of risks. In addition to the various risks described elsewhere in this Annual Report, the following risk factors should be considered.

Risk Factors Relating to Our Industry and Our Business

A downturn in the global economy could adversely affect demand for automobiles that are manufactured with our products and therefore, could adversely affect our business, financial condition, results of operations, and cash flows.

The level of demand for our products depends primarily upon the level of consumer demand for new vehicles that are manufactured with our products. The global economic recession that began in 2008 and continued through 2009 had a significant adverse effect on our business, customers, and suppliers, and contributed to delayed and reduced purchases of automobiles, including those manufactured with our products. If the global economy were to take another significant downturn, depending upon its length, duration, and severity, financial condition, results of operations, and cash flow would again be materially adversely affected.

Demand for and pricing of our products is also subject to economic conditions and other factors (e.g., energy costs, fuel costs, climate change concerns, vehicle age, consumer spending and preferences, materials used in production, changing technology, etc.) present in the various domestic and international markets in which our products are sold.

Our substantial international operations make us vulnerable to risks associated with doing business in foreign countries.

Our international operations include manufacturing facilities in Europe, China, and Brazil. For the year ended December 31, 2013, approximately 54% of our revenues were derived from operations outside the United States. Our International operations are subject to various risks that could have a material adverse effect on those operations and our business as a whole, including, but not limited to, exposure to the following in certain locations:

•	local economic and political conditions;
•	local civil and social unrest, including any resultant acts of war, terrorism or similar events;
•	local public health issues;
•	local tax requirements and obligations;
•	foreign currency exchange rate fluctuations;
•	high inflationary conditions;
•	the risk of government-sponsored competition;
•	legal and regulatory concerns, including difficulty enforcing agreements and collecting receivables;
•	controls on the repatriation of cash, including the imposition or increase of withholding and other taxes on remittances and other payments by foreign subsidiaries;
•	export and import restrictions;
•	the ability to attract and retain qualified personnel;
•	labor disruptions and operational shutdowns;
•	natural and man-made disasters; and
•	local environmental regulations.

Additionally, the economic instability in Brazil and countries in which we operate in Europe could adversely affect our business, financial condition, results of operations and cash flows, as well as adversely affect our access to, and cost of, capital.

We may be unable to realize revenues represented by our awarded business, which could materially and adversely affect our business, financial condition, results of operations and cash flows.

The realization of future revenues from awarded business is inherently subject to a number of important risks and uncertainties, including the number of vehicles that our customers will actually produce, the timing of that production, and the mix of options that our customers may choose.

In addition to not having a commitment from our customers regarding the minimum number of products they must purchase from us if we obtain awarded business, the terms and conditions of the agreements with our customers typically provide that they have the contractual right to unilaterally terminate our contracts with them without notice or with only limited notice. If such contracts are terminated by our customers, our ability to obtain compensation from our customers for such termination is generally limited to the direct out-of-pocket costs that we incurred for raw materials and work-in-progress, and in certain instances, un-depreciated capital expenditures.

We base a substantial part of our planning on the anticipated lifetime revenues of particular products. We calculate the lifetime revenues of a product by multiplying our expected price for a product by the forecasted production volume for that product during the length of time we expect the related vehicle to be in production. We use IHS, a third-party forecasting service, to provide long-term forecasts, which allow us to determine how long a vehicle is expected to be in production. If we over-estimate the production units or if a customer reduces its level of anticipated purchases of a particular platform as a result of reduced demand, our actual revenues for that platform may be substantially less than the lifetime revenues we had anticipated for that platform.

Typically, it takes two to three years from the time a manufacturer awards a program until the program is launched and production begins. In many cases, we must commit substantial resources in preparation for production under awarded customer business well in advance of the customer’s production start date. We cannot provide assurance that our results of operations will not be materially adversely affected in the future if we are unable to recover these types of pre-production costs related to our customers’ cancellation of awarded business.

We are dependent upon large customers for current and future revenues. The loss of any of these customers, or the loss of market share by these customers, could have a material adverse effect on us.

Our customers are major vehicle manufacturers. During 2013, our largest volume customers, Ford, Volkswagen, Chrysler, Fiat, and Volvo, accounted for 22%, 19%, 10%, 9%, and 9% of our revenues, respectively. The loss of all or a substantial portion of our sales to any of our large-volume customers could have a material adverse effect on our business, financial condition, results of operations, and cash flows by reducing cash flows and limiting our ability to spread our fixed costs over a larger revenue base. A variety of reasons could lead to a reduction of sales to our customers, including, but not limited to:

•	loss of awarded business;
•	reduced or delayed customer requirements;
•	OEMs’ choosing to insource business that has been traditionally outsourced to us;
•	strikes or other work stoppages affecting customer production; or
•	reduced demand for our customers’ products.

The automobile industry is highly cyclical and a downturn will adversely affect our business, financial condition, results of operations, and cash flows.

Our business is directly related to the volume of automotive production. Automotive production and sales are highly cyclical and depend on general economic conditions and other factors, including interest rates, consumer confidence, consumer preferences, patterns of consumer spending, fuel costs, and the automobile replacement cycle. Automotive production and sales may fluctuate significantly from year-to-year and such fluctuations may give rise to changes in demand for our products. Because we have significant fixed production costs, declines in our customers’ production levels can have a significant adverse effect on our results of operations.

The highly cyclical nature of the automotive industry presents a risk that is outside our control and that cannot be accurately predicted. Moreover, a number of factors that we cannot reasonably predict could affect cyclicality in the automotive industry, and have affected cyclicality in the past. Decreases in demand for automobiles generally, or decreases in demand for our products in particular, could materially and adversely affect our business, financial condition, results of operations, and cash flows.

We have invested substantial resources in markets in which we expect growth, and we may be unable to alter our strategies timely, should such growth expectations not be realized.

Our future growth is dependent on our making effective investments at the appropriate time to support product development and manufacturing capacity in areas in which we can support our customer base. We have identified China and Brazil as having markets that are likely to experience substantial growth and accordingly, we have made substantial investments in these markets. Maintaining strong positions in the Chinese and Brazilian markets are key components of our global growth strategy and we expect to continue to make substantial investments, both directly and through participation in various partnerships and joint ventures, to support anticipated growth in these regions.

If we are unable to deepen existing customer relationships and develop additional relationships in these regions, we may not only fail to realize expected rates of return on our existing investments, but we may incur losses on such investments and may be unable to redeploy the invested capital timely to take advantage of other markets, which could potentially result in the loss of market share to our competitors.

Increased competition in these markets could also result in our inability to gain or hold market share. The automotive markets in China and Brazil are highly competitive, with competition from many of the largest global manufacturers and numerous smaller domestic manufacturers. As the size of the Chinese and Brazilian markets continue to increase, we anticipate that additional competitors, both international and domestic, will seek to enter these markets and that existing market participants will act aggressively to increase their market share. Increased competition may also result in price reductions and reduced margins.

Our results could also suffer if automobile production in these regions does not grow as quickly as we anticipate.

Our operations in China are conducted through joint ventures, which have unique risks that could have a material adverse effect on our business and customer relationships.

We have four joint ventures in China. In our joint ventures, we share ownership and management of a company with one or more parties who may not have the same goals, strategies, priorities, or resources as we do and may compete with us outside the joint venture. Joint ventures are intended to be operated for the equal benefit of all co-owners, rather than for our exclusive benefit. Operating a business as a joint venture often requires additional organizational formalities as well as time-consuming procedures for sharing information and making decisions. In joint ventures, we are required to pay more attention to our relationship with our co-owners as well as with the joint venture, and if a co-owner changes or relationships deteriorate, our success in the joint venture could be materially adversely affected. The benefits from a successful joint venture are shared among the co-owners, so that we do not receive all the benefits from our successful joint ventures.

At two of the joint ventures, our joint venture partner is also affiliated with the largest customer of the joint venture. As such, these partners may negotiate on behalf of customers of the joint venture for sales terms that may not be in the best interest of the joint venture.

Additional risks associated with joint ventures include one or more partners failing to satisfy contractual obligations, conflicts arising between us and any of our partners that could have a material adverse effect on customer relationships and business, and a change in ownership of any of our partners. Additionally, our ability to sell our interest in a joint venture may be subject to contractual and other limitations.

As of December 31, 2013, we had an investment in our non-consolidated joint venture located in Ningbo, China of $8.6 million in the Consolidated Balance Sheets. This balance will fluctuate depending on our proportionate share of earnings or losses in the joint venture. GAAP requires that this investment be evaluated for impairment if certain unfavorable conditions are present. Significant declines in Ningbo's profitability or business outlook for an extended period may impact the fair value of our investment, which could result in an impairment of this investment and a reduction in our net income.

Foreign exchange rate fluctuations could cause a decline in our financial condition, results of operations, and cash flows.

We generate a significant portion of our revenues and incur a significant portion of our expenses in currencies other than the U.S. dollar. Appreciation of the U.S. dollar against these foreign currencies will generally have an adverse effect on our reported sales and profits, while depreciation of the U.S. dollar against these foreign currencies will generally have a positive effect on reported revenues and profits. We estimate that a hypothetical change of 100 basis points in the Euro to the U.S. dollar exchange rate would have impacted our stockholders’ equity as of December 31, 2013 by approximately $2.7 million.

We may use a combination of natural hedging techniques and financial derivatives to protect against certain foreign currency exchange rate risks. Such hedging activities may be ineffective or may not offset more than a portion of the adverse financial effect resulting from foreign currency variations. The gains or losses associated with hedging activities may adversely affect our results of operations.

Deterioration in the United States and world economies could adversely affect our customers and suppliers ability to access the capital markets, which may affect our business, financial condition, results of operations, and cash flows.

The capital and credit markets provide companies with liquidity to help operate and grow their businesses, beyond that which is provided by operating cash flows. Disruptions in the capital and credit markets could adversely affect our customers by making it increasingly difficult for them to obtain financing for their businesses and for their customers to obtain financing for automobile purchases. Our OEM customers typically require significant financing for their respective businesses. In addition, our OEM customers typically have related finance companies that provide financing to their dealers and customers. These finance companies have historically been active participants in the securitization markets, which have experienced severe disruptions during the global economic crisis. Our suppliers, as well as the other suppliers to our customers, may face similar difficulties in obtaining financing for their businesses. If capital is not available to our customers or suppliers, or if the cost of capital is prohibitively high, their businesses would be adversely affected, which could result in their restructuring or even reorganization or liquidation under applicable bankruptcy laws. Any such adverse effect on our customers or suppliers could materially and adversely affect our Company, either through loss of revenues from any of our customers so affected, or due to our inability to meet our commitments without excess expense, as a result of disruptions in supply caused by the suppliers so affected.

Financial difficulties experienced by any of our major customers could have a material adverse effect on us if such customer were unable to pay for the products we provide or if we experienced a loss of, or material reduction in, business from such customer. As a result of such difficulties, we could experience lost revenues, significant write-offs of accounts receivable, significant impairment charges, or additional restructurings beyond the steps we have taken to date.

Any acquisitions or divestitures we make could disrupt our business and materially harm our financial condition, results of operations and cash flows.

We may, from time to time, consider certain acquisitions or divestitures. Acquisitions and divestitures involve numerous risks, including identifying attractive target acquisitions, undisclosed risks affecting the target, difficulties integrating acquired businesses, the assumption of unknown liabilities, potential adverse effects on existing business relationships with current customers and suppliers, the diversion of our management’s attention from other business concerns, and decreased geographic diversification. For example, the divestiture of Seojin during 2012 has resulted in increased revenue concentration in North America and Europe.

We cannot provide assurance that any acquisitions or divestitures will perform as planned or prove to be beneficial to our operations and cash flow, or that we will be able to successfully integrate any acquisitions that we undertake. Any such failure could seriously harm our financial condition, results of operations and cash flows.

We sponsor a defined benefit pension plan that is underfunded and requires annual cash payments. If the performance of the assets in our pension plan does not meet our expectations, or if other actuarial assumptions are modified, our required contributions may be higher than we expect.

We sponsor a defined benefit pension plan that is underfunded. Although the Predecessor Company ceased benefit accruals under the plan, the plan will require annual cash payments in order to meet our funding obligations, which adversely affects our cash flow.

Additionally, our earnings may be affected by the amount of income or expense recorded for our pension plan. Accounting principles generally accepted in the United States (“U.S. GAAP” or “GAAP”) require that income or expense of a pension plan be calculated at the annual measurement date using actuarial assumptions, the most significant of which relate to the capital markets, interest rates, and other economic conditions. Changes in key economic indicators can change these assumptions. These assumptions, along with the actual value of assets at the measurement date, will impact the calculation of pension expense for the year. Although GAAP expense and pension contributions are not directly related, the key economic indicators that affect GAAP expense also affect the amount of cash that we would contribute to our pension plan. The investment portfolio of the pension plan has experienced volatility. Because the values of these pension plan assets have fluctuated, and will fluctuate in response to changing market conditions, the amount of gains or losses that will be recognized in subsequent periods, the impact on the funded status of the pension plan, and the future minimum required contributions, if any, could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

The decreasing number of automotive parts suppliers and pricing pressures from our automotive customers could make it more difficult for us to compete in the highly competitive automotive industry.

The automotive parts industry is highly competitive and bankruptcies and consolidation among automotive parts suppliers are reducing the number of competitors and resulting in larger competitors who benefit from purchasing and distribution economies of scale. Our inability to compete with these larger suppliers in the future could result in a reduction of, or inability to increase, revenues, which would adversely affect our business, financial condition, results of operations, and cash flows.

Although the overall number of competitors is decreasing due to ongoing industry consolidation, we face significant competition within each of our major product areas. The principal competitive factors include quality, global presence, service, product performance, design and engineering capabilities, new product innovation, and timely delivery. We also face significant competitive pricing pressures from our automotive customers. Because of their purchasing size, our automotive customers can influence market participants to compete on price terms. If we are not able to offset pricing reductions resulting from these pressures by improving operating efficiencies and reducing expenditures, those pricing reductions may have an adverse effect on our business.

We cannot provide assurance that we will be able to continue to compete in the highly competitive automotive industry or that increased competition will not have a material adverse effect on our business.

The volatility of steel prices may adversely affect our results of operations.

We utilize steel and various purchased steel products in virtually all of our products. We refer to the “net steel impact” as the combination of the change in steel prices that are reflected in the price of our products, the change in the cost to procure steel from mills, and the change in our recovery of scrap steel (which we refer to as “offal”). Our strategy is to be economically neutral to steel pricing by having these factors offset each other. While we strive to achieve a neutral net steel impact, we are not always successful in achieving that goal, in large part due to timing differences. The timing of a change in the price for steel may occur in separate periods and if a change occurs, that change may have a disproportionate effect on our liquidity because of the time difference between our payment for steel and our collection of cash from customers. We tend to pay for replacement materials, which are more expensive when steel prices are rising, over a much shorter period. As a result, rising steel prices may cause us to draw greater than anticipated amounts from our credit lines to cover the cash flow cycle from our steel purchases to cash collection for related accounts receivable. This cash requirement for working capital is higher in periods when we are increasing our inventory quantities.

A by-product of our production process is the generation of offal. We typically sell offal in secondary markets, which are similar to the steel markets. We generally share our recoveries from sales of offal with our customers either through scrap sharing agreements, in cases in which we are participating in resale programs, or through product pricing, in cases in which we purchase steel directly from steel mills. In either situation, we may be affected by the fluctuation in scrap steel prices, either positively or negatively, in relation to our various customer agreements. As offal prices generally increase and decrease as steel prices increase and decrease, our sale of offal may mitigate the impact of the volatility of steel price increases, as well as limit the benefits reaped from steel price declines. Any volatility in offal and steel prices could adversely affect our business, financial condition, results of operations, and cash flows.

We have a material amount of goodwill, which, if it becomes impaired, would result in a reduction in our net income and equity.

Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. GAAP requires that goodwill be periodically evaluated for impairment based upon the fair value of the reporting unit. As of December 31, 2013, we had $67 million of goodwill that could be subject to impairment. Declines in our profitability or the value of comparable companies may impact the fair value of our reporting units, which could result in a write-down of goodwill and a reduction of net income.

Disruptions in the automotive supply chain could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Automotive industry conditions could adversely affect the original equipment supply base. The automotive supply chain is subject to disruptions because we, along with our customers and suppliers, attempt to maintain low inventory levels.

Disruptions could result from a multitude of potential problems, such as the closure of one of our or our suppliers’ plants or critical manufacturing lines due to strikes, mechanical breakdowns, electrical outages, fires, explosions, or political upheaval. Disruptions could also result from logistical complications due to weather, earthquakes, or other natural or nuclear disasters, mechanical failures, technology disruptions, or delayed customs processing.

If we are the cause for a customer being forced to halt production, the customer may seek to recoup all of its losses and expenses from us. Any disruptions affecting us or caused by us could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

The inability for us, our customers, or our suppliers to obtain and maintain sufficient credit insurance or capital financing, including working capital lines, may adversely affect the liquidity and financial condition of us, our customers, and our suppliers.

Our working capital requirements can vary significantly, depending, in part, on the level, variability and timing of our customers’ vehicle production and the payment terms we have with our customers and suppliers. Our liquidity could also be adversely affected if our suppliers were to suspend normal trade credit terms and require payment in advance or payment on delivery. If our available cash flows from operations are not sufficient to fund our ongoing cash needs, we would be required to look to our cash balances and borrowing availability under our credit facilities to satisfy those needs, as well as look to potential sources of additional capital, which may not be available on satisfactory terms or in adequate amounts, if at all.

There can be no assurance that we, our customers, or our suppliers will continue to have the ability to maintain sufficient capital financing. This may increase the risk of not being able to produce our products or having to pay higher prices for our inputs that may not be recovered in our selling prices.

Our suppliers often seek to obtain credit insurance based on our consolidated financial condition and strength, which may be less robust. If we were to experience liquidity issues, our suppliers may not be able to obtain credit insurance and, in turn, would likely not be able to offer us payment terms that we have historically received, which could have a material adverse effect on our liquidity.

We may incur material costs related to plant closings, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

If we must close manufacturing locations because of lost business or consolidation of manufacturing facilities, the employee termination costs, asset retirements, and other exit costs associated with the closure of these facilities may be significant. In certain circumstances, we may close a manufacturing facility that is operated under a lease agreement and we may continue to incur material costs in accordance with the lease agreement. We attempt to align production capacity with demand; however, we cannot provide assurance that plants will not have to be closed.

We are subject to environmental risks and requirements and we may incur significant costs, liabilities, and obligations associated with those risks and requirements.

We are subject to a variety of environmental and pollution control laws, regulations, and permits that govern, among other things, soil, surface water, and groundwater contamination; the generation, storage, handling, use, disposal, and transportation of hazardous materials; the emission and discharge of materials, including GHGs, into the environment; and health and safety. If we fail to comply with these laws, regulations, or permits, we could be fined or otherwise sanctioned by regulators or become subject to litigation. Environmental and pollution control laws, regulations, and permits, and the enforcement thereof, change frequently, have tended to become more stringent over time, and may necessitate substantial capital expenditures or operating costs.

Under certain environmental requirements, we could be responsible for costs relating to any contamination at our, or the Predecessor Company’s, currently or formerly owned or operated properties or third-party waste-disposal sites, even if we were not at fault. Soil and groundwater contamination is being addressed at certain of these locations. In addition to potentially significant investigation and cleanup costs, contamination can give rise to third-party claims for fines or penalties, natural resource damages, personal injury, or property damage.

We cannot provide assurance that our costs, liabilities, and obligations relating to environmental matters will not have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Risk Factors Relating to Our Indebtedness

We have a substantial amount of indebtedness, which could have a material adverse effect on our financial health and our ability to fund our operations, obtain financing in the future, and react to changes in our business. Our substantial debt could also adversely affect the price of our common stock.

As of December 31, 2013, our total debt, including capital lease obligations, was $503.8 million. That indebtedness could:

•	adversely affect our stock price;
•	make it more difficult for us to satisfy our obligations under our financing arrangements;
•	increase our vulnerability to adverse economic and general industry conditions, including interest rate fluctuations, because a portion of our borrowings have, and will continue to have, variable interest rates;
•	require us to dedicate a substantial portion of our cash flow from operations to payments on our debt, which would reduce the availability of our cash flow from operations to fund working capital, capital expenditures or other general corporate purposes;
•	limit our flexibility in planning for, or reacting to, changes in our business and industry;
•	place us at a disadvantage compared to competitors that may have proportionately less debt;
•	limit our ability to obtain additional debt or equity financing due to financial and restrictive covenants included in our debt agreements; and
•	increase our cost of borrowing.

Our primary debt instrument is the Term Loan Credit Facility which bears interest at (i) the Alternate Base Rate plus a margin of 2.75% or (ii) the Adjusted LIBO Rate (calculated by multiplying the applicable LIBOR rate by a statutory reserve rate, with a floor of 1.00%) plus a margin of 3.75%. As of December 31, 2013, the balance on the term loan was $416 million (net of a $1.9 million discount). If the LIBOR rates increase in excess of 1%, we will incur higher debt service requirements, which could adversely affect our cash flow and operating results. While we periodically enter into agreements designed to limit our exposure to higher interest rates, any such agreements do not offer complete protection from this risk.

The borrowings available under our revolving credit facility are subject to the calculation of a borrowing base, which is based upon the value of certain of our assets, including accounts receivable, inventory, and real property, plant, and equipment. The administrative agent for this facility requires a third party to perform an appraisal of the assets included in the calculation of the borrowing base either on an annual basis or, if our availability under the facility is less than $22.5 million during any twelve month period, as frequently as on a semi-annual basis. In addition, if certain material defaults under the facility occur and continue to occur, the administrative agent has the right to perform an appraisal as often as it deems necessary, within its sole discretion.

We may not be able to refinance our debt on commercially reasonable terms, if at all.

We cannot provide assurance that we will be able to refinance, extend the maturity of, or otherwise amend the terms of our existing indebtedness, or that any refinancing, extension, or amendment will be on commercially reasonable terms. The indebtedness issued in any refinancing of our existing indebtedness could have a significantly higher rate of interest and greater costs than our existing indebtedness. There can be no assurance that the financial terms or covenants of any new credit facility or other indebtedness issued to refinance our existing indebtedness will be the same or as favorable as those under our existing indebtedness.

Our ability to complete a refinancing of our existing indebtedness prior to their respective maturities is subject to a number of conditions beyond our control. For example, if a disruption in the financial markets were to occur at the time that we intended to refinance this indebtedness, we might be restricted in our ability to access the financial markets. Also, if we were unable to make payments or refinance our debt or obtain new financing under these circumstances, we would have to consider other options, such as:

•	sales of assets;
•	sales of equity; or
•	negotiations with lenders and their respective agents to restructure the applicable debt.

Our debt instruments may restrict, and market or business conditions may limit, our ability to employ some of our options.

In addition, under our credit agreements, a change in control may lead the lenders to exercise remedies such as acceleration of the loan, termination of their obligations to fund additional advances and collection against the collateral securing such loan.

We may be unable to generate sufficient cash to service all of our indebtedness and we may be forced to take other actions to satisfy our obligations under such indebtedness, which may not be successful.

Our ability to make scheduled payments on or to refinance our debt obligations, certain of which have short-term maturities, depends on our financial condition and operating performance, which is subject to prevailing economic and competitive conditions, as well as financial, business, and other factors beyond our control. We cannot provide assurance that we will maintain a level of cash flows from operating activities sufficient to permit us to pay or refinance our indebtedness.

Our debt instruments restrict our current and future operations.

The financing agreements governing our indebtedness impose significant operating and financial restrictions on us. These restrictions limit our ability and the ability of our subsidiaries to, among other things:

•	incur or guarantee additional debt, incur liens, or issue certain equity;
•	declare or make distributions to our stockholders, repurchase equity, or prepay certain debt;
•	make loans or certain investments;

•	make certain acquisitions of equity or assets;
•	enter into certain transactions with affiliates;
•	enter into mergers, acquisitions, or other business combinations;
•	consolidate, transfer, sell, or otherwise dispose of certain assets;
•	use the proceeds from sales of assets and stock;
•	enter into sale and leaseback transactions;
•	enter into restrictive agreements;
•	make capital expenditures;
•	change our fiscal year;
•	amend or modify organizational documents; and
•	engage in businesses other than the businesses we currently conduct.

In addition to the restrictions and covenants listed above, certain of our financing documents require us, under certain circumstances, to comply with specified financial maintenance covenants. Any of these restrictions or covenants could limit our ability to plan for or react to market conditions or meet certain capital needs and could otherwise restrict our corporate activities.

Substantially all of our subsidiaries’ assets are pledged as collateral under our secured financing arrangements.

As of December 31, 2013, we had $492.6 million (net of $1.9 million original issue discount associated with the Term Loan Credit Facility) of secured debt, excluding capital leases. Substantially all of our subsidiaries’ assets are pledged as collateral for our borrowings under our secured financing arrangements. Most of our domestic subsidiaries are either primary obligors or guarantors under a secured financing arrangement. Substantially all of our domestic subsidiaries’ assets are pledged as collateral for these obligations. If we are unable to repay all secured borrowings when due, whether at maturity or if declared due and payable following a default, the agent or the lenders, as applicable, would have the right to proceed against the collateral pledged to secure the indebtedness and may sell the assets pledged as collateral in order to repay those borrowings, which could have a material adverse effect on our businesses, financial condition, results of operations, and cash flows.

Risk Factors Relating to Our Common Stock

The price of our common stock may be volatile.

The price at which our common stock trades may be volatile due to a number of factors, including:

•	actual or anticipated fluctuations in our financial condition or annual or quarterly results of operations;
•	changes in investors’ or financial analysts’ perception of our business risks or condition of our business;
•	changes in, or our failure to meet, earnings estimates or other performance expectations of investors or financial analysts;
•	unfavorable commentary or downgrades of our stock by equity research analysts;
•	our success or failure in implementing our growth plans;
•	changes in the market valuations of companies viewed as similar to us;
•	changes or proposed changes in governmental regulations affecting our business;
•	changes in key personnel;
•	volume of our common stock trading in the market;

•	failure of securities analysts to cover our common stock;
•	future sales of our common stock; and
•	the granting or exercise of employee stock options or other equity awards;

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

Sales of substantial amounts of our common stock in the public market, or the perception that these sales may occur, could adversely affect the price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. Our certificate of incorporation authorizes us to issue up to 350,000,000 shares of common stock and as of February 28, 2014 we had 20,491,386 shares of common stock outstanding.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We are headquartered in Livonia, Michigan in a 76,000 square foot facility, which we lease. This facility is utilized for management offices, as well as certain accounting, customer service, engineering, human resources, information technology, finance, purchasing, and treasury functions. We believe that this facility is suitable for the activities conducted there.

Our manufacturing is conducted in 29 manufacturing facilities strategically located throughout South America, North America, Europe, and Asia. Our manufacturing facilities are supported by seven engineering and sales locations throughout the world.

The following table sets forth selected information regarding each of our facilities:

Facility	Country	Description of Use	Square Feet	Ownership
Americas Locations
Aruja	Brazil	Manufacturing/ Technical Center	334,880	Owned
Betim	Brazil	Manufacturing	120,600	Owned
Contagem	Brazil	Manufacturing	144,200	Leased
Auburn, Indiana	United States	Manufacturing	162,800	Leased
Bardstown, Kentucky (2 locations)	United States	Manufacturing	441,300	Owned/Leased	(1)
Bellevue, Ohio (2 locations)	United States	Manufacturing	363,700	Owned
Bluffton, Ohio	United States	Manufacturing	196,200	Leased
Chicago, Illinois	United States	Manufacturing	423,700	Leased
Clinton Township, Michigan	United States	Manufacturing	392,500	Leased
Elkton, Michigan	United States	Manufacturing	1,100,000	Owned
Grand Rapids, Michigan	United States	Office	5,900	Leased
Goodyear, Arizona	United States	Manufacturing	458,800	Leased(2)
Livonia, Michigan	United States	Corporate Office/ Technical Center	76,000	Leased
Madison, Mississippi	United States	Manufacturing	340,100	Leased
Meridian, Mississippi	United States	Manufacturing	420,000	Leased
Milan, Tennessee	United States	Manufacturing	531,400	Leased(2)
Plymouth, Michigan	United States	Manufacturing	220,900	Leased

Facility	Country	Description of Use	Square Feet	Ownership
International Locations
Gent	Belgium	Manufacturing	346,700	Leased
Neprevazka	Czech Republic	Manufacturing	63,900	Leased
Artern	Germany	Manufacturing	164,600	Owned
Buchholz	Germany	Manufacturing	79,900	Owned
Duisburg	Germany	Manufacturing	116,700	(3)
Kaarst	Germany	Office	3,300	Leased
Cologne	Germany	Corporate Office/ Technical Center	32,530	Leased
Zwickau	Germany	Manufacturing	498,800	Owned/Leased	(1)
Caserta	Italy	Manufacturing	262,500	Owned
Melfi	Italy	Manufacturing	73,600	Owned
Turin	Italy	Manufacturing/ Technical Center	180,300	Owned
Opole	Poland	Manufacturing	146,000	Owned/Leased	(1)
Malacky	Slovakia	Manufacturing	542,500	Owned
Changchun (3 locations)	China	Manufacturing	568,900	(4)(5)
Chengdu	China	Manufacturing	106,700	Leased(4)
Dalian	China	Manufacturing	72,700	(4)(5)
Shanghai	China	Corporate Office/ Technical Center	3,500	Leased
WuHu	China	Manufacturing	308,500	(4)(5)
Xiangtan (2 locations)	China	Manufacturing/Office	308,400	(4)(5)
Hyderabad	India	Technical Center	4,600	Leased
Yokohama	Japan	Technical Center	2,500	Leased

(1)	Facility consists of two buildings — one building is leased and one building is owned.
(2)	Facility is closed, but we remain subject to obligations under the operating lease.
(3)	We own a building right to this facility which is leased by one of our subsidiaries to another of our subsidiaries.
(4)	Facility is utilized by our joint venture.
(5)	The building is owned by the joint venture.

Item 3. Legal Proceedings

From time to time, we are involved in legal proceedings, claims, or investigations that are incidental to the conduct of our business. We vigorously defend ourselves against such claims. In future periods, we could be subject to cash costs or non-cash charges to earnings if a matter is resolved on unfavorable terms. However, although the ultimate outcome of any legal matter cannot be predicted with certainty, based on current information, including our assessment of the merits of the particular claims, we do not expect that our pending legal proceedings or claims will have a material impact on our future consolidated financial condition, results of operations, or cash flows.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information — Our common stock trades on the New York Stock Exchange under the symbol “TOWR”. Our stock began trading on October 15, 2010, in conjunction with our IPO. As of February 28, 2014, we had 20,491,386 shares of common stock, $0.01 par value, outstanding, 2 holders of record, and approximately 4,700 beneficial shareholders of our common stock. The transfer agent and registrar for our common stock is Broadridge Financial Solutions, Inc.

The following table presents the reported high and low closing prices per share of our common stock during 2013 and 2012:

	2013		2012
High and Low Closing Prices per Share	High Price	Low Price	High Price	Low Price
Fourth Quarter	$22.75	$18.86	$8.56	$6.00
Third Quarter	23.93	19.10	11.17	6.91
Second Quarter	21.25	12.57	13.73	9.70
First Quarter	14.49	8.21	14.24	10.67

Performance Graph — The following chart shows the cumulative total stockholder return for our common stock from October 15, 2010, the date our common stock commenced trading on the New York Stock Exchange in connection with our IPO, to December 31, 2013. Five year historical data is not presented as we did not have common stock prior to our IPO. The graph also shows the cumulative returns of the S&P 500 Index and the Dow Jones U.S. Auto Parts Index. The comparison assumes $100 was invested on October 15, 2010. Each of the indices shown assumes that all dividends paid were reinvested.

Comparison of Cumulative Total Return

	10/15/2010	12/31/2010	12/31/2011	12/31/2012	12/31/2013
Tower International, Inc.	$100.00	$130.55	$79.26	$59.41	$157.93
S&P 500	100.00	106.81	106.81	121.12	156.98
S&P Supercomposite Auto Parts and Equipment Index	100.00	121.91	104.50	103.08	167.39

Dividends — We did not declare or pay any common stock dividends during 2013 or 2012 and we do not anticipate paying any such dividends in the foreseeable future.

Issuer’s Purchases of Equity Securities — We did not repurchase any of our common stock during the fourth quarter of 2013.

Item 6. Selected Financial Data

The following tables set forth selected consolidated financial data of Tower International, Inc., for periods after the Corporate Conversion, and selected consolidated financial data of the Tower Automotive, LLC, for periods prior to the corporate conversion. The selected consolidated balance sheet data as of December 31, 2013 and 2012 and the selected consolidated statement of operations data for the years ended December 31, 2013, 2012, and 2011 have been derived from our audited Consolidated Financial Statements and related notes that are included in this Annual Report. The selected consolidated balance sheet data as of December 31, 2011, 2010, and 2009 and the selected consolidated statement of operations data for the years ended December 31, 2010 and 2009 have been derived from previously filed audited Consolidated Financial Statements that are not presented in this Annual Report.

You should read the following selected historical consolidated financial data in conjunction with the more detailed information contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations and our Consolidated Financial Statements and the related notes that we have presented elsewhere in this Annual Report.

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(in millions except share and per share data)
Statement of Operations Data:
Revenues	$2,102.0	$2,084.9	$2,053.7	$1,721.3	$1,444.0
Cost of Sales(a)	1,858.6	1,871.3	1,851.9	1,534.2	1,358.6
Gross profit	243.5	213.6	201.8	187.1	85.5
Gross profit margin	11.6%	10.2%	9.8%	10.9%	5.9%
Selling, general, and administrative expenses(b)	$133.6	$134.0	$151.6	$138.0	$113.6
Amortization expense	2.8	4.6	4.6	3.3	2.8
Restructuring and asset impairment charges, net	21.2	10.7	2.7	14.3	13.2
Operating income/(loss)	85.9	64.3	43.0	31.6	(44.1)
Operating income/(loss) margin	4.1%	3.1%	2.1%	1.8%	-3.1%
Interest expense, net	$50.9	$53.8	$53.5	$58.6	$50.7
Loss from continuing operations	(16.1)	(4.8)	(25.1)	(42.7)	(60.0)
Net income/(loss)(c)	(16.1)	25.0	(18.2)	(27.0)	(57.2)
Net income attributable to the non-controlling interests	4.2	7.0	5.1	8.4	8.9
Net income/(loss) attributable to Tower International, Inc.	(20.3)	18.0	(23.3)	(35.4)	(66.1)
Preferred unit dividends(d)	—	—	—	10.7	16.1
Income/(loss) available to common stockholders	(20.3)	18.0	(23.3)	(46.1)	(82.2)
Basic income/(loss) per share:
Loss from continuing operations	(0.99)	(0.58)	(1.56)	(4.46)	(6.81)
Income from discontinued operations	—	1.48	0.36	1.13	0.22
Income/(loss) per share	(0.99)	0.90	(1.20)	(3.33)	(6.59)
Weighted average basic shares outstanding (in thousands)	20,387	20,081	19,364	13,866	12,468
Diluted income/(loss) per share:
Loss from continuing operations	(0.99)	(0.58)	(1.56)	(4.46)	(6.81)
Income from discontinued operations	—	1.46	0.36	1.13	0.22
Income/(loss) per share	(0.99)	0.88	(1.20)	(3.33)	(6.59)
Weighted average diluted shares outstanding (in thousands)	20,387	20,447	19,364	13,866	12,468
Cash dividends declared per share	—	—	—	—	—

	December 31,
	2013	2012	2011	2010	2009
	(in millions)
Balance Sheet Data:
Cash and cash equivalents	$134.9	$113.9	$135.0	$150.3	$149.8
Total assets	1,183.0	1,238.1	1,397.4	1,340.2	1,334.4
Total debt(e)	503.8	497.0	583.5	558.2	669.5
Redeemable preferred units(d)	—	—	—	—	170.9
Total stockholders’ equity/(deficit)	136.9	140.9	97.5	111.6	(147.2)

(a)	During the years ended December 31, 2012 and 2011 non-cash actuarial pension losses of $19.2 million and $33.2 million, respectively, were recorded.
(b)	In connection with the closing of the notes offering and the IPO, we incurred charges of $6.2 million, $18.4 million, and $11.1 million related to one-time compensation plans for our executive officers during the years ended December 31, 2012, 2011, and 2010, respectively.
(c)	During the year ended December 31, 2013, we recorded $42.5 million related to premiums paid and fees incurred in connection with the notes repurchases, $5.1 million related to the term loan re-pricings, and $0.8 million related to the secondary offerings. During the year ended December 31, 2012, we recorded a gain of $31.2 million related to the divestiture of Seojin. During the year ended December 31, 2009, we recorded a gain of $33.7 million related to the reduction of our letter of credit facility and subsequent repurchase of our First Lien Term Loan.
(d)	Represents preferred equity interests in Tower Automotive, LLC. On August 12, 2010, the preferred units, common units, and management incentive plan units of Tower Automotive, LLC, which constituted all of the equity interests in Tower Automotive, LLC, were converted into capital units of Tower Automotive, LLC. The preferred units received dividend payments in 2010 and 2009.
(e)	Consists of short-term and long-term debt, current portion of long-term debt, and capital lease obligations.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Company Overview

We are a leading integrated global manufacturer of engineered structural metal components and assemblies primarily serving original equipment manufacturers (“OEMs”). We offer our automotive customers a broad product portfolio, supplying body-structure stampings, frame and other chassis structures, as well as complex welded assemblies, for small and large cars, crossovers, pickups, and sport utility vehicles (“SUVs”). Our products are manufactured at 29 facilities, strategically located near our customers in North America, South America, Europe, and Asia. We support our manufacturing operations through seven engineering and sales locations around the world. Our products are offered on a diverse mix of vehicle platforms, reflecting the balanced portfolio approach of our business model and the breadth of our product capabilities. We supply products to approximately 180 vehicle models globally to 11 of the 12 largest OEMs based on 2013 production volumes.

We believe that our engineering, manufacturing, and program management capabilities, our geographic and customer diversification, our competitive cost, our financial discipline, and our colleague engagement position us for long-term success.

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

During 2013, industry production volumes increased from 2012 in each of our four major markets. According to IHS, industry production is projected to increase in 2014 and 2015 in each of the four major markets in which we operate. Any such increase may be offset by adverse changes for our customers or products.

As measured by IHS, global industry production of cars and light trucks was 83 million vehicles in 2013 compared to 80 million vehicles in 2012. IHS projects production will reach 90 million vehicles by 2015, reflecting recovery to trend volume in the North American and European markets and continued growth in markets such as China and Brazil. We believe that we are well positioned to benefit from this trend, but we are not insulated from short-term fluctuations in the global automotive industry.

Factors Affecting Our Revenues

While overall production volumes are largely driven by economic factors outside of our direct control, we believe that the following elements of our business also impact our revenues:

•	Life cycle of our agreements: Our agreements with OEMs typically follow one of two patterns: Agreements for new models of vehicles normally cover the lifetime of the platform, often awarded two to three years before these models are marketed to the public, while agreements covering design improvements to existing automobiles have shorter expected life cycles, typically with shorter pre-production and development periods. Typically, once a supplier has been designated to supply components for a new platform, an OEM will continue to purchase those parts from the designated manufacturer for the life of the program. For any given agreement, our revenues depend, in part, upon the life cycle status of the applicable product platform. Overall, our revenues are enhanced to the extent that the products we are assembling and producing are in the peak production periods of their life cycles.

•	Product pricing: Generally, our customers negotiate annual price reductions with us during the term of their contracts. When negotiated price reductions are expected to be retroactive, we accrue for such amounts as a reduction of revenues as products are shipped. The extent of our price reductions negatively affects our revenues. We have also been able to negotiate year-over-year price increases, in unusual circumstances.
•	Steel pricing: We require significant quantities of steel in the manufacture of our products. Although changing steel prices affect our results, our strategy is to be economically neutral with respect to steel pricing over time. The pricing of our products includes a component for steel which increases as steel prices increase and decreases as steel prices decrease. Depending upon when a steel price change occurs, that change may have a disproportionate effect on our revenues within any particular fiscal period. We purchase a portion of our steel from certain of our customers through various OEM resale programs, where our customers actually negotiate the cost of steel for us. The purchases through customer resale programs have buffered the impact of price swings associated with the procurement of steel. The remainder of our steel purchasing requirements are met through contracts with steel mills, in which we negotiate our own price and seek to pass through steel price increases and decreases to our customers.
•	Foreign exchange: Our foreign exchange transaction risk is limited because we generally purchase and produce products in the same country in which we sell those products to our final customers. However, the translation of foreign currencies back to U.S. dollar may have a significant impact on our revenues, results of operations, cash flows, or stockholders’ equity. Foreign exchange has an unfavorable impact on revenues when the U.S. dollar is relatively strong when compared to foreign currencies and a favorable impact on revenues when the U.S. dollar is relatively weak when compared to foreign currencies. The results of operations and financial condition of our businesses outside of the U.S. are principally measured in their respective local currency and translated into U.S. dollars. Assets and liabilities of our foreign operations are translated into U.S. dollars at foreign currency exchange rates in effect as of the end of each reporting period. Results of operations are translated at applicable average rates prevailing throughout the period. Translation gains or losses are reported as a separate component of accumulated other comprehensive income/(loss) in our Consolidated Statements of Equity/(Deficit). Gains and losses resulting from foreign currency transactions, the amounts of which were not material in any of the periods presented in this Annual Report, are included in net income/(loss).

Factors Affecting Our Expenses

Our expenses are driven by the following factors:

•	Cost of steel: We utilize steel and various purchased steel products in virtually all of our products. We refer to the “net steel impact” as the combination of the change in steel prices that are reflected in the price of our products, the change in the cost to procure steel from mills, and the change in our recovery of offal. Our strategy is to be economically neutral to steel pricing by having these factors offset each other. While we strive to achieve a neutral net steel impact, we are not always successful in achieving that goal, in large part due to timing differences. The timing of a change in the price for steel may occur in separate periods and if a change occurs, that change may have a disproportionate effect, within any particular fiscal period, on our product pricing, our steel costs, and the results of our sales of offal. Net imbalances in any one particular fiscal period may be reversed in a subsequent fiscal period, although we cannot provide assurances that, or when, these reversals will occur. Over the past several years, we have not experienced a material net impact from these factors.
•	Purchase of steel: As noted above, we purchase a portion of our steel from certain of our customers through various OEM resale programs and the remaining portion of our steel directly from steel mills. Whether our customer negotiates the cost of steel for us in a customer resale program or we negotiate the cost of steel with the mills, the price we pay is charged directly to our cost of sales, just as the component of product pricing relating to steel is included within our revenues.

•	Sale of offal: A by-product of our production process is the generation of offal. We typically sell offal in secondary markets, which are influenced by similar market forces. We generally share our recoveries from sales of offal with our customers either through scrap sharing agreements, in cases in which we are participating in resale programs, or through product pricing, in cases in which we purchase steel directly from steel mills. In either situation, we may be affected by the fluctuation in scrap steel prices, either positively or negatively, in relation to our various customer agreements. As offal prices generally increase or decrease as steel prices increase or decrease, our sale of offal may mitigate the impact of the volatility of steel price increases, as well as limit the benefits reaped from steel price declines. Recoveries related to the sales of offal reduce cost of sales.

Adjusted EBITDA

We use the term Adjusted EBITDA throughout this Annual Report. We define Adjusted EBITDA as net income/(loss) before interest, taxes, depreciation, amortization, restructuring items, and other adjustments described in the reconciliations provided in this report. Adjusted EBITDA is not a measure of performance defined in accordance with U.S. GAAP. We use Adjusted EBITDA as a supplement to our GAAP results in evaluating our business.

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

Adjusted EBITDA should not be considered as an alternative to net income/(loss) as an indicator of our performance, as an alternative to net cash provided by operating activities as a measure of liquidity, or as an alternative to any other measure prescribed by GAAP. There are limitations to using non-GAAP measures such as Adjusted EBITDA. Although we believe that Adjusted EBITDA may make an evaluation of our operating performance more consistent because it removes items that do not reflect our core operations, other companies in our industry may define Adjusted EBITDA differently than we do and, as a result, it may not be comparable to similarly titled measures used by other companies in our industry, and Adjusted EBITDA excludes certain financial information that some may consider important in evaluating our performance.

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

Our Segments

Our management reviews our operating results and makes decisions based upon two reportable segments: the Americas and International. For accounting purposes, we have identified four operating segments, which we have aggregated into the two reportable segments. Refer to Note 12 to our Consolidated Financial Statements for further information regarding our operating and reportable segments. Through December 31, 2013, our businesses have had similar economic characteristics, including the nature of the products, margins, production processes, distribution channels, and customers.

Results of Operations — Year Ended December 31, 2013 Compared with the Year Ended December 31, 2012

Automobile production volumes increased during the year ended December 31, 2013 in each of our four major markets compared to the year ended December 31, 2012. The following table presents production volumes in specified regions according to IHS for the year ended December 31, 2013 compared to the year ended December 31, 2012 (in millions of units produced):

	Europe	China	North America	Brazil
2013 production volumes	19.4	19.5	16.2	3.5
2012 production volumes	19.2	16.9	15.4	3.2
Increase/(decrease)	0.2	2.6	0.8	0.3
Percentage change	1%	15%	5%	9%

The following table presents select financial information for the years ended December 31, 2013 and 2012 (in millions).

	International		Americas		Consolidated
	Year Ended December 31,		Year Ended December 31,		Year Ended December 31,
	2013	2012	2013	2012	2013	2012
Revenues	$951.0	$945.9	$1,151.0	$1,139.0	$2,102.0	$2,084.9
Cost of sales	854.7	844.0	1,003.8	1,027.3	1,858.5	1,871.3
Gross profit	96.3	101.9	147.2	111.7	243.5	213.6
Selling, general, and administrative expenses	46.3	44.6	87.3	89.4	133.6	134.0
Amortization expense	2.1	2.5	0.7	2.1	2.8	4.6
Restructuring and asset impairment charges, net	2.7	2.1	18.5	8.6	21.2	10.7
Operating income	$45.2	$52.7	$40.7	$11.6	85.9	64.3
Interest expense, net					50.9	53.8
Other expense					48.4	—
Provision for income taxes					2.1	15.3
Equity in loss of joint venture, net of tax					(0.6)	—
Income from discontinued operations, net of tax					—	29.8
Net income attributable to noncontrolling interest					4.2	7.0
Net income/(loss) attributable to Tower International, Inc.					$(20.3)	$18.0

Comparison of Periods — GAAP Analysis of Consolidated Results

Revenues

Total revenues increased during the year ended December 31, 2013 by $17.1 million, or 1%, from the year ended December 31, 2012, reflecting primarily higher volume in our Americas segment ($27.1 million) and in our International segment ($1.1 million). Revenues were positively affected by the strengthening of foreign currencies against the U.S. dollar in our International segment, primarily the Euro ($23.1 million) and the Chinese Rmb ($5.1 million), but were negatively affected by the strengthening of the U.S. dollar against the Brazilian Real ($17.4 million) in our Americas segment. Revenues were also adversely affected by unfavorable pricing ($21.9 million).

Gross Profit

When we analyze our total gross profit, we separately categorize external factors — volume, product mix, and foreign exchange — from all other factors that impact gross profit, which we refer to as “other factors”. When we refer to “mix” we are referring to the relative composition of revenues and profitability of the products we sell in any given period. When we refer to “pricing and economics” we are referring to (i) the impact of adjustments in the pricing of particular products, which we refer to as product pricing; (ii) the impact of steel price changes, taking into account the component of our product pricing attributable to steel, the cost of steel included in our cost of sales, and the amounts recovered on the sale of offal, which in total we refer to as the net steel impact; and (iii) the impact of inflation and changes in operating costs, such as labor, utilities, and fuel, which we refer to as economics.

Total gross profit increased by $29.9 million, or 14%, from the year ended December 31, 2012 and our gross profit margin increased from 10.2% during the 2012 period to 11.6% during the 2013 period, as explained by higher volume ($5.5 million) and favorable foreign exchange ($2.2 million, excluding the impact on depreciation), offset by additional volume-related fixed costs ($7.8 million) and unfavorable product mix ($6.6 million). All other factors were net favorable by $36.6 million. Cost of sales was reduced by favorable efficiencies ($40.4 million), the non-recurrence of a pension actuarial loss ($19.2 million), lower launch costs ($4 million), and lower pension expense ($2.7 million). These factors were offset partially by unfavorable pricing and economics ($30.9 million).

Total gross profit was also adversely affected by an increase in the depreciation included in cost of sales from $84.2 million during the year ended December 31, 2012 to $86.9 million during the year ended December 31, 2013. The increase reflects primarily higher capital spending in 2012 on property, plant, and equipment.

Selling, General, and Administrative Expenses (“SG&A”)

Total SG&A decreased $0.4 million from the year ended December 31, 2012.

Amortization Expense

Total amortization expense decreased $1.8 million, or 39%, from the year ended December 31, 2012, reflecting primarily the amortization of Tower Defense & Aerospace, LLC (“TD&A”) intangible assets during 2012, which became fully amortized during 2012. Our amortization expense consists of the charges we incur to amortize certain intangible assets.

Restructuring and Asset Impairment Expense

Total restructuring and asset impairment expense increased $10.5 million from the year ended December 31, 2012. During 2013, we incurred charges related to the closure of TD&A (described in Note 4 to our Consolidated Financial Statements), the ongoing maintenance expense of facilities closed as a result of prior actions, an impairment charge on a facility we ceased using in our Americas segment, an impairment charge on a facility classified as held for sale and sold during 2013 in our International segment, charges related to the relocation of a facility in our International segment, and severance related charges to reduce fixed costs. During 2012, we incurred charges of $10.7 million which consisted of the recurring costs for maintaining our North American closed plants, severance charges in Europe and Brazil to reduce fixed costs, and the costs incurred to close two manufacturing facilities and relocate the operations to two of our existing manufacturing facilities in the Americas segment.

Interest Expense, net

Interest expense, net decreased $2.9 million, or 5%, from the year ended December 31, 2012, reflecting primarily the lower interest expense associated with the Term Loan Credit Facility when compared to the notes ($9.2 million) and the lower interest expense associated with our ABL Revolver ($2.7 million), offset partially by the accelerated amortization of the original issue discount and debt issue costs associated with the notes repurchases in connection with the cash tender offer (the “Tender Offer”) ($8.3 million) and the accelerated amortization of the original issue discount and debt issue costs in connection with the redemption of notes in May and August 2013 ($2.5 million).

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

Provision for Income Taxes

Income tax expense from continuing operations decreased $13.2 million from the year ended December 31, 2012, reflecting primarily the recognition of a $10.8 million benefit for the intraperiod allocation of actuarial pension gains recognized in accumulated other comprehensive income (“AOCI”) and a $2.6 million tax benefit for the favorable conclusion of tax audits in our International segment.

During 2013, Cerberus, our principal stockholder, sold their ownership in us. The sale constituted an ownership change under Section 382 of the Internal Revenue Code. Under Section 382, the amount of U.S. net operating losses generated before the ownership change that can be utilized after the change is limited. We still do not anticipate paying any material income taxes in the U.S. in 2014 or 2015 even with the annual limitation.

We continually evaluate our net deferred tax asset positions and the necessity of establishing or removing valuation allowances in all jurisdictions. We record valuation allowances when a history of cumulative losses exists and there is significant uncertainty related to the future realization of the deferred tax assets. In certain jurisdictions, such as the U.S., Brazil, and the Netherlands, our recent history of operating losses does not allow us to satisfy the “more likely than not” criterion for recognition of deferred tax assets. Therefore, we will maintain full valuation allowances against our net deferred tax assets in the U.S. and certain other countries until sufficient positive evidence exists to reduce or eliminate the valuation allowances. If our operating performance and automotive production volumes remain stable in the U.S., we believe that it is reasonably possible that valuation allowances in excess of $100 million could be released in 2015. If the U.S. valuation allowance is released, U.S. deferred income tax expense would be recorded on any subsequent U.S. pre-tax income; however, we still do not anticipate paying any material U.S. taxes in either 2014 or 2015.

Equity in Loss of Joint Venture

Equity in loss of joint venture represents our share in the loss of our unconsolidated joint venture located in Ningbo, China during 2013.

Noncontrolling Interest, Net of Tax

The adjustment to our earnings required to give effect to the elimination of noncontrolling interests decreased by $2.8 million from the year ended December 31, 2012, reflecting decreased earnings in our consolidated Chinese joint ventures during 2013.

Comparison of Periods — Non-GAAP Analysis of Adjusted EBITDA

A reconciliation of Adjusted EBITDA to net income/(loss) attributable to Tower International, Inc. for the periods presented is set forth below (in millions):

	International		Americas		Consolidated
	Year Ended December 31,		Year Ended December 31,		Year Ended December 31,
	2013	2012	2013	2012	2013	2012
Adjusted EBITDA	$79.1	$85.4	$133.2	$112.5	$212.3	$197.9
Intercompany charges	11.5	9.4	(11.5)	(9.4)	—	—
Restructuring and asset impairment charges, net	(2.7)	(2.1)	(18.5)	(8.6)	(21.2)	(10.7)
Depreciation and amortization	(41.8)	(39.5)	(53.0)	(53.4)	(94.8)	(92.9)
Acquisition and other	(0.9)	(0.3)	(0.1)	(0.1)	(1.0)	(0.4)
Long-term compensation(a)	—	(0.2)	(6.6)	(10.2)	(6.6)	(10.4)
Closure of TD&A(b)	—	—	(2.8)	—	(2.8)	—
Pension actuarial loss	—	—	—	(19.2)	—	(19.2)
Operating income	$45.2	$52.7	$40.7	$11.6	85.9	64.3
Interest expense, net					(50.9)	(53.8)
Other expense(c)					(48.4)	—
Provision for income taxes					(2.1)	(15.3)
Equity in loss of joint venture, net of tax(d)					(0.6)	—
Income from discontinued operations, net of tax					—	29.8
Net income attributable to noncontrolling interest					(4.2)	(7.0)
Net income/(loss) attributable to Tower International, Inc.					$(20.3)	$18.0

(a)	Represents the compensation expense related to stock options, restricted stock units and certain one-time compensation programs triggered by the closing of the notes offering and the closing of the IPO in 2010, and certain compensation programs intended to benefit our long-term success and growth. The compensation charges are incurred during the applicable vesting periods of each program. The amounts presented for the year ended December 2012 have been adjusted to include our recurring stock option expense and restricted stock unit expense. We changed the treatment for such expenses during 2013 to now exclude them from Adjusted EBITDA.
(b)	Represents the exclusion of the non-recurring losses associated with the closing of TD&A in 2013. These losses are not indicative of the actual operating performance of our core business.
(c)	Represents the premium paid and tender fee incurred in connection with the Tender Offer and the repurchase of our notes, the premium paid and fees incurred in connection with the re-pricing of our Term Loan Credit Facility, the premium paid in connection with the redemption of the $43 million of our notes during the second quarter of 2013, the premium paid in connection with the redemption of the remaining $43 million of our notes during the third quarter of 2013, the transaction costs incurred in connection with the secondary offerings, and the breakage fee incurred to reduce the Letter of Credit Facility in the second quarter of 2013.
(d)	Represents the net loss attributable to our Ningbo joint venture, which we do not consolidate in our financial statements, given the non-controlling nature of our interest in this entity. The financial results of Ningbo are consolidated within our financial statements for periods prior to the change in control, which occurred during the second quarter of 2013.

The following table presents revenues (a GAAP measure) and Adjusted EBITDA (a non-GAAP measure) for the years ended December 31, 2013 and 2012 (in millions) as well as an explanation of variances:

	International		Americas		Consolidated
	Revenues	Adjusted EBITDA(e)	Revenues	Adjusted EBITDA(e)	Revenues	Adjusted EBITDA(e)
2013 results	$951.0	$79.1	$1,151.0	$133.2	$2,102.0	$212.3
2012 results	945.9	85.4	1,139.0	112.5	2,084.9	197.9
Variance	$5.1	$(6.3)	$12.0	$20.7	$17.1	$14.4
Variance attributable to:
Volume and mix	$1.1	$(16.7)	$27.1	$7.8	$28.2	$(8.9)
Foreign exchange	28.2	1.8	(17.4)	0.1	10.8	1.9
Pricing and economics	(24.2)	(19.3)	2.3	(16.0)	(21.9)	(35.3)
Efficiencies	—	21.7	—	18.7	—	40.4
Selling, general, and administrative expenses and other items(f)	—	6.2	—	10.1	—	16.3
Total	$5.1	$(6.3)	$12.0	$20.7	$17.1	$14.4

(e)	We have presented a reconciliation of Adjusted EBITDA to net income/(loss) attributable to Tower International, Inc, above.
(f)	When we refer to “selling, general, and administrative expenses and other items”, the “other items” refer to (i) savings which we generate after implementing restructuring actions, (ii) the costs associated with launching new products, and (iii) one-time items which may include reimbursement of costs.

Adjusted EBITDA

Consolidated Company:  Consolidated Adjusted EBITDA increased by $14.4 million, or 7%, from the year ended December 31, 2012. Additional volume-related fixed costs ($7.8 million) and unfavorable product mix ($6.6 million) were offset partially by higher volume ($5.5 million) and favorable foreign exchange ($1.9 million). All other factors were net favorable by $21.4 million. Favorable efficiencies ($40.4 million) and favorable SG&A expenses and other items ($16.3 million) were offset partially by unfavorable pricing and economics ($35.3 million).

International Segment:  In our International segment, Adjusted EBITDA decreased by $6.3 million, or 7%, from the year ended December 31, 2012, reflecting primarily lower volumes ($7 million), additional volume-related fixed costs ($5 million), and unfavorable product mix ($4.7 million), offset partially by favorable foreign exchange ($1.8 million). All other factors were net favorable by $8.6 million. Favorable efficiencies ($21.7 million) and favorable SG&A and other items ($6.2 million) were offset partially by unfavorable pricing and economics ($19.3 million), principally product pricing and labor costs. SG&A expenses and other items reflect primarily lower launch costs ($6.5 million).

Americas Segment:  In our Americas segment, Adjusted EBITDA improved by $20.7 million, or 18%, from the year ended December 31, 2012, reflecting primarily higher volumes ($12.5 million), offset partially by additional volume-related fixed costs ($2.8 million) and unfavorable product mix ($1.9 million). Foreign exchange had a negligible impact. All other factors were net favorable by $12.8 million. Favorable efficiencies ($18.7 million) and favorable SG&A expenses and other items ($10.1 million) were offset partially by unfavorable pricing and economics ($16 million), principally product pricing and labor costs. SG&A spending and other items reflect primarily favorable SG&A efficiencies ($3.3 million), lower pension expense ($2.7 million), and the exclusion of the non-recurring losses associated with TD&A ($1.6 million).

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

The following table presents production volumes in specified regions according to IHS for the year ended December 31, 2012 compared to the year ended December 31, 2011 (in millions of units produced):

	Europe	China	North America	Brazil
2012 production volumes	19.2	16.9	15.4	3.2
2011 production volumes	20.1	15.8	13.1	3.1
Increase/(decrease)	(0.9)	1.1	2.3	0.1
Percentage change	(4)%	7%	18%	1%

The following table presents select financial information for the years ended December 31, 2012 and 2011 (in millions).

	International		Americas		Consolidated
	Year Ended December 31,		Year Ended December 31,		Year Ended December 31,
	2012	2011	2012	2011	2012	2011
Revenues	$945.9	$981.6	$1,139.0	$1,072.1	$2,084.9	$2,053.7
Cost of sales	844.0	870.1	1,027.3	981.8	1,871.3	1,851.9
Gross profit	101.9	111.5	111.7	90.3	213.6	201.8
Selling, general, and administrative expenses	44.6	51.4	89.4	100.1	134.0	151.5
Amortization expense	2.5	2.7	2.1	1.9	4.6	4.6
Restructuring and asset impairment charges, net	2.1	(0.2)	8.6	2.9	10.7	2.7
Operating income/(loss)	$52.7	$57.6	$11.6	$(14.6)	64.3	43.0
Interest expense, net					53.8	53.5
Other expense					—	1.3
Provision for income taxes					15.3	13.3
Income from discontinued operations, net of tax					29.8	6.9
Noncontrolling interest, net of tax					7.0	5.1
Net income/(loss) attributable to Tower International, Inc.					$18.0	$(23.3)

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

Total gross profit was positively impacted by a reduction in the depreciation included in cost of sales from $93.9 million during the year ended December 31, 2011 to $84.2 million during the year ended December 31, 2012. The decrease reflected primarily a portion of our assets becoming fully depreciated in 2011 in our International segment and the strengthening of the U.S. dollar against foreign currencies, offset partially by the depreciation at TD&A that was acquired in April 2011.

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

Restructuring and Asset Impairment Expense

Total restructuring and asset impairment expense increased $8 million from the year ended December 31, 2011. During 2012, we incurred charges of $10.7 million which consisted of the recurring costs for maintaining our North American closed plants, severance charges in Europe and Brazil to reduce fixed costs, and the costs incurred to close two manufacturing facilities and relocate the operations to two of our existing manufacturing facilities in the Americas segment. During 2011, we incurred charges of $2.7 million in Brazil related to improved manufacturing efficiencies, which were offset partially by the favorable adjustment of a liability pertaining to our North American closed facilities.

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

Noncontrolling Interest, Net of Tax

The adjustment to our earnings required to give effect to the elimination of noncontrolling interests increased $1.9 million or 37% from the year ended December 31, 2011, reflecting increased earnings in our consolidated Chinese joint ventures during 2012.

Comparison of Periods — Non-GAAP Analysis of Adjusted EBITDA

A reconciliation of Adjusted EBITDA to net income/(loss) attributable to Tower International, Inc. for the periods presented is set forth below (in millions):

	International		Americas		Consolidated
	Year Ended December 31,		Year Ended December 31,		Year Ended December 31,
	2012	2011	2012	2011	2012	2011
Adjusted EBITDA	$85.4	$96.5	$112.5	$106.1	$197.9	$202.6
Intercompany charges	9.4	9.1	(9.4)	(9.1)	—	—
Restructuring and asset impairment charges, net	(2.1)	0.2	(8.6)	(2.9)	(10.7)	(2.7)
Depreciation and amortization	(39.5)	(46.4)	(53.4)	(56.3)	(92.9)	(102.7)
Acquisition and other	(0.3)	(0.4)	(0.1)	(1.1)	(0.4)	(1.5)
Long-term compensation(a)	(0.2)	(1.4)	(10.2)	(18.1)	(10.4)	(19.5)
Pension actuarial loss	—	—	(19.2)	(33.2)	(19.2)	(33.2)
Operating income/(loss)	$52.7	$57.6	$11.6	$(14.6)	64.3	43.0
Interest expense, net					(53.8)	(53.5)
Other expense(b)					—	(1.3)
Provision for income taxes					(15.3)	(13.3)
Income from discontinued operations, net of tax					29.8	6.9
Net income attributable to noncontrolling interest					(7.0)	(5.1)
Net income/(loss) attributable to Tower International, Inc.					$18.0	$(23.3)

(a)	Represents the compensation expense related to stock options, restricted stock units and certain one-time compensation programs triggered by the closing of the notes offering and the closing of the IPO in 2010, and certain compensation programs intended to benefit our long-term success and growth. The compensation charges are incurred during the applicable vesting periods of each program. The amounts presented for the years ended December 31, 2012 and 2011 have been adjusted to include our recurring stock option expense and restricted stock unit expense. We changed the treatment for such expenses during 2013 to now exclude them from Adjusted EBITDA.
(b)	Represents the premium paid in connection with the retirement of our notes.

The following table presents revenues (a GAAP measure) and Adjusted EBITDA (a non-GAAP measure) for the years ended December 31, 2012 and 2011 (in millions) as well as an explanation of variances:

	International		Americas		Consolidated
	Revenues	Adjusted EBITDA(c)	Revenues	Adjusted EBITDA(c)	Revenues	Adjusted EBITDA(c)
2012 results	$945.9	$85.4	$1,139.0	$112.5	$2,084.9	$197.9
2011 results	981.6	96.5	1,072.1	106.1	2,053.7	202.6
Variance	$(35.7)	$(11.1)	$66.9	$6.4	$31.2	$(4.7)
Variance attributable to:
Volume and mix	$33.0	$(12.1)	$113.9	$11.6	$146.9	$(0.5)
Foreign exchange	(57.8)	(6.1)	(36.0)	(2.4)	(93.8)	(8.5)
Pricing and economics	(10.9)	(15.0)	(11.0)	(22.6)	(21.9)	(37.6)
Efficiencies	—	19.1	—	12.8	—	31.9
Selling, general, and administrative expenses and other items(c)	—	3.0	—	7.0	—	10.0
Total	$(35.7)	$(11.1)	$66.9	$6.4	$31.2	$(4.7)

(c)	We have presented a reconciliation of Adjusted EBITDA to net income/(loss) attributable to Tower International, Inc., above.

Adjusted EBITDA

Consolidated Company:  Consolidated Adjusted EBITDA decreased by $4.7 million or 2% from the year ended December 31, 2011, reflecting additional volume-related fixed costs ($15 million), unfavorable product mix ($14.8 million), and unfavorable foreign exchange ($8.5 million), offset partially by higher volume ($29.3 million). All other factors were net favorable by $4.3 million. Favorable efficiencies ($31.9 million) and favorable SG&A expenses and other items ($10 million) were offset partially by unfavorable pricing and economics ($37.6 million).

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

Americas Segment:  In our Americas segment, Adjusted EBITDA improved by $6.4 million or 6% from the year ended December 31, 2011, reflecting primarily higher volumes ($21.4 million) offset partially by additional volume-related fixed costs ($6.2 million), unfavorable product mix ($4.3 million), and unfavorable foreign exchange ($2.4 million). All other factors were net unfavorable by $2.1 million. Favorable efficiencies ($12.8 million) and favorable SG&A expenses and other items ($7 million) were more than offset by unfavorable pricing and economics ($22.6 million), principally product pricing and labor costs. SG&A spending and other items reflect primarily lower launch costs ($7.8 million), favorable SG&A efficiencies ($3.6 million), offset partially by higher compensation expense associated with stock options and RSUs ($2.8 million) and the non-recurrence of a favorable settlement associated with a value added tax audit in Brazil ($2.7 million).

Restructuring and Asset Impairments

The following table sets forth our net restructuring and asset impairment charges by type for the periods presented (in millions):

	Year Ended December 31,
	2013	2012	2011
Employee termination costs	$2.3	$2.6	$1.4
Other exit costs	7.7	7.5	1.3
Asset impairments	11.2	0.6	—
Total	$21.2	$10.7	$2.7

We restructure our global operations in an effort to align our capacity with demand and to reduce our costs. Restructuring costs include employee termination benefits and other incremental costs resulting from restructuring activities. These incremental costs principally include equipment and personnel relocation costs. Restructuring costs are recognized in our Consolidated Financial Statements in accordance with FASB ASC No. 420, Exit or Disposal Obligations, and are presented in our Consolidated Statement of Operations as restructuring and asset impairment charges, net. We believe the restructuring actions discussed below will help our efficiency and results of operations on a going forward basis.

In April 2013, we announced the closing of the operations of TD&A. In June 2013, we received $9.1 million in cash proceeds from the sale of substantially all of TD&A’s assets. In connection with such closure, we incurred $11.5 million of restructuring charges, of which $8.2 million represents an impairment charge, $2.8 million represents other exit costs, and $0.5 million represents severance charges. With respect to TD&A, we did not incur additional restructuring charges during the second half of 2013.

The charges incurred in our Americas segment during 2013 related to the closure of TD&A, the ongoing maintenance expense of facilities closed as a result of prior actions, and an impairment charge on a facility we ceased using during the first quarter of 2013 and sold during the third quarter of 2013. The charges incurred in our International segment during 2013 related to an impairment charge on the Bergisch facility, which was considered held for sale during the second quarter of 2013 and was sold during the third quarter of 2013, charges related to the relocation of a facility, and severance charges to reduce fixed costs.

The charges incurred in our Americas segment during 2012 related to the ongoing maintenance expense of facilities closed as a result of prior actions and the costs incurred to close two manufacturing facilities and relocate the operations to two of our existing manufacturing facilities. The charges incurred in our International segment during 2012 related to severance charges to reduce fixed costs.

The charges incurred during 2011 related to the ongoing maintenance expense of facilities closed in our Americas segment as a result of prior actions and severance charges to reduce fixed costs in our International segment.

We expect to continue to incur additional restructuring expense in 2014 related primarily to previously announced restructuring actions and we may engage in new actions if business conditions warrant further actions. We do not anticipate any additional expense that will be significant, with respect to previously announced actions.

Liquidity and Capital Resources

General

We generally expect to fund expenditures for operations, administrative expenses, capital expenditures, and debt service obligations with internally generated funds from operations and we generally expect to satisfy working capital needs from time-to-time with borrowings under our revolving credit facility or cash on hand. As of December 31, 2013, we had available liquidity of approximately $315 million, which we believe is adequate to fund our working capital requirements for at least the next twelve months. We believe that we will be able to meet our debt service obligations and fund operating requirements for at least the next twelve months with cash flow from operations, cash on hand, and borrowings under our revolving credit facility.

Cash Flows and Working Capital

The following table shows the components of our cash flows from continuing operations for the periods presented (in millions):

	Year Ended December 31,
	2013	2012	2011
Net cash provided by/(used in):
Operating activities	$153.4	$101.4	$86.9
Investing activities	(91.0)	(119.8)	(123.1)
Financing activities	(65.6)	9.8	27.1

Net Cash Provided by Operating Activities

During the year ended December 31, 2013, we generated $153.4 million of cash flow from operations, compared with $101.4 million during the year ended December 31, 2012. The primary reason for this increase was a favorable fluctuation in working capital items. During the year ended December 31, 2013, we generated $36.1 million of cash through working capital items, compared to $8.5 million of cash utilized during 2012. The $44.6 million change reflects primarily the favorable fluctuation in net trade accounts receivable and payable of $25.4 million and the favorable timing of the net effect of payments and receipts of customer funded tooling of $17.5 million.

During the year ended December 31, 2011, we generated $86.9 million of cash flow from operations. The primary reason for the increase in 2012 when compared to 2011 was the favorable fluctuation in working capital items. During the year ended December 31, 2011, we utilized $22 million of cash through working capital items. The $13.5 million fluctuation reflected primarily the timing of the net effect of payments and receipts of customer funded tooling.

Net Cash Used in Investing Activities

Net cash utilized in investing activities was $91 million during 2013, compared to $119.8 million during 2012. The $28.8 million change in cash used reflects the decrease in capital expenditures, related primarily to the timing of customer programs and our expansion in China during 2012.

Net cash utilized in investing activities was $123.1 million during 2011. The $3.3 million change in cash used in 2012 compared to 2011 reflects the acquisition of substantially all of the assets of W Industries during 2011, offset partially by the increase in capital expenditures in 2012 related to the timing of customer programs and expansion in China.

Net Cash Provided by/(Used In) Financing Activities

Net cash used in financing activities was $65.6 million during 2013, compared to net cash generated of $9.8 million during 2012. The $75.4 million change was attributable primarily to the redemption of our notes and associated premiums, decreased borrowings, debt financing costs associated with the Term Loan Credit Facility, and the remittance of dividends to our noncontrolling interests, offset partially by the proceeds received from borrowings on the Term Loan Credit Facility.

Net cash provided by financing activities was $27.1 million during 2011. The $17.3 million change in cash provided in 2012 compared to 2011 was attributable primarily to lower borrowings in 2012 and the non-recurrence of the repurchase of our notes.

Working Capital

We manage our working capital by monitoring key metrics principally associated with inventory, accounts receivable, and accounts payable. Our quarterly average inventory days on hand remained constant at 17 days during the fourth quarter of 2013 and the fourth quarter of 2012. Our inventory levels remained consistent at $81.3 million at December 31, 2013 and December 31, 2012.

Our working capital usage is seasonal in nature. During the first half of the year, production and sales typically increase substantially, which causes our working capital to increase because our accounts receivable and inventory increase. In addition, we pay our annual incentive bonus plan during the second quarter. In the second half of the year, production and sales typically decline as a result of scheduled customer shutdowns. The lower production and sales generally results in a reduction of accounts receivables and inventory, which decreases our working capital.

Our working capital is also affected by our net position in regard to customer funded tooling with our customers. Tooling costs represent costs incurred by us in the development of new tooling used in the manufacture of our products. Generally, when a customer awards a contract to us, the customer agrees to reimburse us for certain of our tooling costs. As the tooling is developed, we experience cash outflows because we bear the costs and we typically do not receive reimbursement from our customers until the manufacture of the particular program commences. This timing delay causes our working capital to fluctuate between periods due to the timing of the cash inflows and outflows.

On December 31, 2013 and 2012, we had working capital balances of $94.1 million.

Sources and Uses of Liquidity

Our available liquidity at December 31, 2013 was approximately $315 million, which consisted of $134.9 million of cash on hand and unutilized borrowing availability under our U.S. and foreign credit facilities of $138.5 million and $41.4 million, respectively. A significant portion of our cash balance is located at foreign subsidiaries, including our subsidiaries in China, and is presently being used to fund operations at and investment in those locations. Periodically, we remit cash from our Chinese subsidiaries in the form of dividends. During the year ended December 31, 2013, we remitted $17.7 million in dividends from our Chinese joint venture. As of December 31, 2012 and 2011, we had available liquidity of approximately $207 million and $195 million, respectively, excluding the cash and unutilized borrowing availability at our discontinued operation.

As of December 31, 2013, we had short-term debt of $38.5 million, of which $13.9 million related to receivables factoring in Europe, $8.5 million related to other indebtedness in Europe, $6.9 million related to debt in Brazil, $5 million related to debt in China, and $4.2 million related to current maturities of our Term Loan Credit Facility. The majority of our Brazilian debt is subject to renewal. Historically, we have been successful in renewing this debt as it becomes due, but we cannot provide assurance that this debt will continue to be renewed or, if renewed, that this debt will continue to be renewed under the same terms. The receivables factoring in Europe consists of uncommitted demand facilities, which are subject to termination at the discretion of the banks, although we have not experienced any terminations by the banks. We believe that we will be able to continue to renew the majority of our Brazilian debt and to continue the receivables factoring in Europe.

During the fourth quarter of 2013:

•	In Europe, we obtained a term loan of $13.6 million (€9.9 million) with a maturity date of November 2017 and an interest rate of 6.25%.
•	In Europe, we obtained an asset-based revolving credit facility of $25.7 million with a maturity date of October 2017 and an interest rate based upon the one month LIBOR plus a spread of 4.0%, of which no borrowings were outstanding as of December 31, 2013.
•	In Brazil, we obtained three term loans of $10.5 million (R$24.8 million) with maturity dates ranging from December 2016 to November 2018 and interest rates ranging from 3.5% to 15.36%.

Free Cash Flow and Adjusted Free Cash Flow

Free cash flow and adjusted free cash flow are non-GAAP measures. Free cash flow is defined as cash provided by operating activities less cash disbursed for purchases of property, plant, and equipment. Adjusted free cash flow is defined as free cash flow excluding cash received or disbursed for customer tooling. We believe these metrics provide useful information to our investors because management regularly reviews these metrics as important indicators of how much cash is generated by our normal business operations, net of capital expenditures and cash provided or disbursed for customer-owned tooling, and makes decisions based upon them. Management also views these metrics as a measure of cash available to reduce debt and grow the business. Free cash flow and adjusted free cash flow are calculated as follows (in millions):

	For the Year Ended December 31,
	2013	2012	2011
Net cash provided by continuing operating activities	$153.4	$101.4	$86.9
Cash disbursed for purchases of property, plant, and equipment, net	(96.8)	(119.8)	(100.8)
Free cash flow	56.6	(18.4)	(13.9)
Less: Net cash provided/(disbursed) for customer-owned tooling	21.1	3.6	(19.2)
Adjusted free cash flow	$35.5	$(22.0)	$5.3

Adjusted free cash flow was $35.5 million during 2013, compared to negative $22 million during 2012. The $57.5 million difference in adjusted free cash flow reflects primarily higher Adjusted EBITDA, a favorable change in working capital items and decreased capital spending.

Adjusted free cash flow was $5.3 million during 2011. The $27.3 million difference in adjusted free cash flow during 2012 compared to 2011 reflects primarily the higher capital expenditures in 2012.

Debt

As of December 31, 2013, we had outstanding indebtedness, excluding capital lease obligations, of approximately $492.6 million, which consisted of the following:

•	$416 million (net of a $1.9 million discount) indebtedness outstanding under our Term Loan Credit Facility
•	$76.6 million of foreign subsidiary indebtedness

The debt balance as of December 31, 2013 is not consistent with the average month end indebtedness levels experienced during the year ended December 31, 2013 due to the timing of the redemptions of our notes that were replaced with the Term Loan Credit Facility. However, excluding the impact of the Additional Term Loans pursuant to the Second Term Loan Amendment, entered into on January 31, 2014, the debt balance at December 31, 2013 is indicative of our expected average month end indebtedness levels for the year ended December 31, 2014.

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

On July 29, 2013, we amended the Term Loan and Credit Agreement, by entering into the First Refinancing Term Loan Amendment to Term Loan Credit Agreement (the “First Term Loan Amendment”), by and among Tower Automotive Holdings USA, LLC, as borrower, us, Tower Automotive Holdings I, LLC, Tower Automotive Holdings II(a), LLC, Tower Automotive Holdings II(b), LLC and the subsidiary guarantors named therein, as Guarantors, each of the financial institutions from time to time party thereto as lenders, and Citibank, N.A., as administrative agent for the lenders.

The purpose of the First Term Loan Amendment was to re-price the Term Loan Credit Facility. The maturity date of the Term Loan Credit Facility remains April 23, 2020. The Term Loan Credit Facility will bear interest at (i) the Alternate Base Rate plus a margin of 2.75% or (ii) the Adjusted LIBO Rate (calculated by multiplying the applicable LIBOR rate by a statutory reserve rate, with a floor of 1.00%) plus a margin of 3.75%.

In connection with the re-pricing described above, we incurred charges of approximately $4.5 million in the third quarter of 2013 that was recognized as other expense. These charges related to a premium paid by us and expenses associated with the re-pricing.

On January 31, 2014, we amended the Term Loan Credit Agreement pursuant by entering into the Second Refinancing Term Loan Amendment and Additional Term Loan Amendment (the “Second Term Loan Amendment”), pursuant to which, among other things, the outstanding term loans under the Term Loan Credit Agreement were refinanced in full, and additional term loans in an aggregate principal amount of approximately $33 million (the “Additional Term Loans”) were disbursed. After giving effect to the disbursement of the Additional Term Loans, there are term loans (the “Term Loans”) in the aggregate principal amount of $450 million outstanding under the Term Loan Credit Agreement. The term loans will bear interest at (i) the Alternate Base Rate plus a margin of 2.00% or (ii) the Adjusted LIBO Rate (calculated by multiplying the applicable LIBOR rate by a statutory reserve rate, with a floor of 1.00%) plus a margin of 3.00%.

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

Tender Offer and Senior Secured Notes

On April 23, 2013, we completed a cash tender offer (the “Tender Offer”) whereby we offered to purchase up to $276 million of our outstanding 10.625% Senior Secured Notes due 2017 (the “10.625% Senior Secured Notes” or the “notes”). An aggregate principal amount of $362 million of the notes was validly tendered in the Tender Offer. We accepted for purchase $276 million in aggregate principal amount of the notes at an aggregate purchase price of 113.58% of the principal amount thereof plus accrued and unpaid interest, which resulted in a premium of $37.5 million and a tender fee of $0.7 million that were each recognized as other expense. Because the maximum aggregate principal amount of $276 million for the notes was exceeded, we did not accept all of the notes tendered for purchase. The notes that were tendered but not accepted were promptly returned to the tendering parties. In connection with the repurchase, we accelerated the amortization of the original issue discount and associated debt issue costs by $8.3 million in the second quarter of 2013.

On May 24, 2013, we redeemed $43 million of the notes at 105% of the principal amount thereof, plus accrued and unpaid interest, which resulted in a premium of $2.2 million that was recognized as other expense. In connection with the redemption, we accelerated the amortization of the original issue discount by $0.8 million and associated debt issue costs by $0.5 million in the second quarter of 2013.

On August 26, 2013, we redeemed the remaining $43 million of the notes at 105% of the principal amount thereof, plus accrued and unpaid interest, which resulted in a premium of $2.2 million that was recognized as other expense. In connection with the redemption, we accelerated the amortization of the original issue discount by $0.8 million and associated debt issue costs by $0.5 million in the third quarter of 2013. Per the Term Loan Credit Agreement, we used the $45.2 million that was being held in an escrow account to cover this redemption and associated premium. The notes have been repaid in full and no balance remains outstanding at December 31, 2013.

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

Our Second Amended Revolving Credit Facility Agreement also provides for the issuance of letters of credit in an aggregate amount not to exceed $50 million, provided that the total amount of credit (inclusive of revolving loans and letters of credit) extended under our Second Amended Revolving Credit Facility Agreement is subject to an overall cap, on any date, equal to the lesser of $150 million or the amount of the borrowing base on such date. The borrowing base is based upon the value of certain of our assets, including certain of our accounts receivable, inventory, and real property, plant, and equipment, and thus changes from time to time depending on the value of the assets included within the borrowing base. The administrative agent for this facility causes to be performed an appraisal of the assets (other than the accounts receivable) included in the calculation of the borrowing base either on an annual basis or, if our availability under the facility is less than the greater of 15% of the total commitment (which is currently $150 million) or $22.5 million during any twelve month period, as frequently as on a semi-annual basis. In addition, if certain material defaults under the facility have occurred and are continuing, the administrative agent has the right to perform any such appraisal as often as it deems necessary in its sole discretion. Our administrative agent may make adjustments to our borrowing base pursuant to these appraisals. These adjustments may negatively impact our ability to obtain revolving loans or support our letters of credit needs under our Second Amended Revolving Credit Facility Agreement. Based on the value of our assets at November 30, 2013, we were entitled to borrow $150 million under our Second Amended Revolving Credit Facility Agreement at December 31, 2013. On that date, we had no borrowings and $11.5 million of letters of credit outstanding under the Second Amended Revolving Credit Facility Agreement. Thus, we could have borrowed an additional $138.5 million under the Second Amended Revolving Credit Facility Agreement as of December 31, 2013, calculated as follows (in millions):

Revolver borrowing base	$150.0
Borrowings on revolver	—
Letters of credit outstanding on revolver	11.5
Availability	$138.5

Our Second Amended Revolving Credit Facility Agreement bears interest at a base rate plus a margin or at LIBOR plus a margin. The applicable margin is determined by reference to the average availability under the Second Amended Revolving Credit Facility Agreement over the preceding three months. The applicable margins as of December 31, 2013 were 1% and 2% for base rate and LIBOR based borrowings, respectively. Borrowings outstanding under our Second Amended Revolving Credit Facility Agreement may vary significantly from time to time depending on our cash needs at any given time. Our Second Amended Revolving Credit Facility Agreement matures on June 19, 2018.

Our Second Amended Revolving Credit Facility Agreement contains customary covenants applicable to certain of our subsidiaries, including a financial maintenance covenant ratio (the “Fixed Charge Coverage Ratio”) based on the ratio of consolidated Adjusted EBITDA to consolidated fixed charges, each as defined in the agreement. If less than 10% of the total commitment is available (provided that such number cannot be less than $12.5 million) under the facility for more than two consecutive days, we are required to maintain a consolidated Fixed Charge Coverage Ratio of not less than 1.00 to 1.00 on a rolling four quarter basis. If we are required at any time to maintain the consolidated Fixed Charge Coverage Ratio, such requirement will end if at least 10% of the total commitment is available (provided that such number cannot be less than $12.5 million) for twenty consecutive days. Our Letter of Credit Facility contains the same Fixed Charge Coverage Ratio as set forth in the Second Amended Revolving Credit Facility Agreement (as such covenant is only applicable under the Letter of Credit Facility Agreement to the same extent, and at the same times, that it is applicable under the Second Amended Revolving Credit Facility Agreement). During the fourth quarter of 2013, we were not required to maintain the Fixed Charge Coverage Ratio; thus, we were in compliance with our covenants.

Foreign Subsidiary Indebtedness

Our foreign subsidiary indebtedness consists primarily of borrowings in Brazil and Europe, receivables factoring in Europe, and borrowings in China, which is described above.

Capital and Operating Leases

We maintain capital leases primarily for a manufacturing facility and certain manufacturing equipment. We have several operating leases, including leases for office and manufacturing facilities, as well as certain equipment, with lease terms expiring between the years 2014 and 2021. As of December 31, 2013, our total future operating lease payments amounted to $111.5 million and the present value of minimum lease payments under our capital leases amounted to $11.2 million. As of December 31, 2013, we were committed to making lease payments during 2014 of not less than $24.6 million on our operating leases and not less than $1.8 million on our capital leases.

Capital Expenditures

In general, we are awarded new automotive business two to three years prior to the launch of a particular program. During the pre-launch period, we typically invest significant resources in the form of capital expenditures for the purchase and installation of the machinery and equipment necessary to manufacture the awarded products. Capital expenditures for the years ended December 31, 2013 and 2012 were $96.8 million and $119.8 million, respectively. The decrease reflects primarily our expansion in China during 2012 and the timing of customer programs. Our capital spending for 2014 is expected to be approximately $105 million to $110 million.

Off-Balance Sheet Obligations

In addition to the operating leases described above, our off-balance sheet obligations consist of obligations under our Letter of Credit Facility and Second Amended Revolving Credit Facility. As of December 31, 2013, letters of credit outstanding were $8.5 million under the Letter of Credit Facility and $11.5 million under the Second Amended Revolving Credit Facility.

Our Letter of Credit Facility initially provided for the issuance of up to $38 million of letters of credit with a sublimit for Euro denominated letters of credit (with an option to increase the Letter of Credit Facility to $44.5 million in the future). We have amended the Letter of Credit Facility Agreement to, among other things, permit the incurrence of additional indebtedness under the Term Loan Credit Agreement and the granting of liens to secure such indebtedness. On June 20, 2013, we amended the Letter of Credit Facility Agreement to reduce the Letter of Credit Facility Agreement from $22.5 million to $8.5 million (with an option to increase the Letter of Credit Facility to $44.5 million in the future). The remaining terms of the Letter of Credit Facility Agreement have remained the same. The expiration date of the Letter of Credit Facility is June 13, 2014. Applicable fees are 8.5% on the total amount of the facility.

Net Debt

Net debt is a non-GAAP measure that represents total debt less cash and cash equivalents. We regard net debt as a useful measure of our outstanding debt obligations. Our use of the term “net debt” should not be understood to mean that we will use any cash on hand to repay debt. Net debt is calculated as follows (in millions):

	As of December 31,
	2013	2012	2011
Total debt, including capital leases	$503.8	$497.0	$583.5
Less: Cash and cash equivalents	134.9	113.9	135.0
Net debt	$368.9	$383.1	$448.5

As of December 31, 2013, our net debt was $368.9 million, compared to $383.1 million as of December 31, 2012. The $14.2 million change reflects primarily the favorable free cash flow, net proceeds received from the sale of Seojin, and net proceeds received from the sale of property, plant, and equipment, offset partially by the premiums paid on the redemption of our notes, debt financing costs associated with the Term Loan Credit Agreement, and the de-consolidation of cash at a Chinese joint venture.

As of December 31, 2011, our net debt was $448.5 million. The $65.4 million change from 2011 to 2012 reflects primarily the divestiture of Seojin in 2012 offset partially by unfavorable free cash flow.

Contractual Obligations and Commercial Commitments

Our contractual obligations and commercial commitments as of December 31, 2013 are summarized below (in millions):

	Payments Due by Period
Contractual Obligatons	Total	Less than 1 Year	2 – 3 Years	4 – 5 Years	After 5 Years
Long-term debt (including current portion):
Term Loan Credit Facility	$416.0	$4.2	$8.4	$8.4	$395.0
Other subsidiary indebtedness	76.5	34.3	26.8	13.3	2.1
Cash interest payments	137.4	25.7	43.4	39.6	28.7
Pension contributions(a)	50.1	16.6	23.0	10.1	0.4
Expected tax payments(b)	18.6	0.9	11.9	2.9	2.9
Capital and tooling purchase obligations(c)	100.4	100.4	—	—	—
Capital lease obligations(d)	13.3	1.8	3.4	8.1	—
Operating leases	111.5	24.6	36.5	27.5	22.9
Total contractual obligations at December 31, 2013	$923.8	$208.5	$153.4	$109.9	$452.0

(a)	Represents expected future contributions required to fund our pension plan, based on current actuarial assumptions.
(b)	Represents payments expected to be made to various governmental agencies relating to certain tax positions taken pursuant to FASB ASC No. 450, Accounting for Uncertain Tax Positions.
(c)	Represents obligations under executory purchase orders related to capital and tooling expenditures.
(d)	Represents principal and interest payments on our capital lease obligations.

Our purchase orders for inventories are based on demand and do not require us to purchase minimum quantities.

Critical Accounting Policies and Estimates

The preparation of our Consolidated Financial Statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of our assets and liabilities and disclosure of our contingent assets and liabilities at the date of the Consolidated Financial Statements, as well as the reported amounts of our revenues and expenses during the reporting period. Considerable judgment is often involved in making these estimates and assumptions. Critical estimates are those that require the most difficult, subjective, or complex judgments in the preparation of our financial statements and the accompanying notes. We evaluate these assumptions and estimates on a regular basis and we believe that they are reasonable and appropriate. However, actual results could differ from our estimates and the use of different assumptions could result in significantly different results. The following discussion of accounting estimates is intended to supplement the Summary of Significant Accounting Policies section of Note 3 to our Consolidated Financial Statements. Policies that are excluded from the discussion below are deemed to be either immaterial or not critical for the periods presented in this Annual Report.

Revenue Recognition

In accordance with FASB ASC No. 605, Revenue Recognition, we recognize revenue once the following criteria have been met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; our price to the buyer is fixed or determinable; and collectability is reasonably assured.

We recognize revenue when our products are shipped to our customers, at which time title and risk of loss pass to the customer. We participate in certain of our customers’ steel repurchase programs, under which we purchase steel directly from a customer’s designated steel supplier for use in manufacturing products for that customer. We take delivery and title to such steel and we bear the risk of loss and obsolescence. We invoice our customers based upon annually negotiated selling prices, which inherently include a component for steel under these repurchase programs. Under guidance provided in FASB ASC No. 605-45, Principal Agent

Considerations, we have risks and rewards of a principal and therefore, for sales transactions in which we participate in a customer’s steel resale program, revenue is recognized on a gross basis for the entire amount of the sale, including the component for purchases under that customer’s steel resale program.

We are generally asked by our customers to provide annual price reductions. When negotiations are underway and negotiated prices are expected to be retroactive, we accrue for such amounts as a reduction of revenue as products are shipped. We record an adjustment to an accrual in the period in which pricing is finalized with the customer or if it becomes probable and estimable that the pricing negotiated with the customer will vary from previous assumptions.

We enter into agreements to produce products for our customers at the beginning of a given vehicle program’s life. Once such agreements are entered, we are obligated to fulfill the customers’ purchasing requirements for the entire production period of the vehicle programs, which range from three to ten years, and generally, we have no provisions to terminate such contracts. Additionally, we monitor the aging of uncollected billings and adjust the accounts receivable allowance on a quarterly basis, as necessary, based upon its probability of collection. The adjustments we have made due to the write-off of uncollectible amounts have been negligible for all periods presented.

Restructuring Reserves

We have recognized accruals related to reserves for restructuring activities. These accruals are estimated primarily for activities associated with the discontinuation and consolidation of certain of our operations and these accruals require the use of estimates and judgment regarding risk, loss exposure, and ultimate liability. Changes to these assumptions and estimates could materially affect the recorded liabilities and related losses.

Fair Value Measurements

FASB ASC No. 820, Fair Value Measurements, defines fair value as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants, at the measurement date (an exit price). The exit price is based upon the amount that the holder of the asset or liability would receive or need to pay in an actual transaction or in a hypothetical transaction if an actual transaction does not exist, at the measurement date. In some circumstances, the entry and exit price may be the same; however, they are conceptually different.

Fair value is generally determined based upon quoted market prices in active markets for identical assets or liabilities. If quoted market prices are not available, we use valuation techniques that place greater reliance on observable inputs and less reliance on unobservable inputs. In measuring fair value, we may make adjustments for risks and uncertainties, if a market participant would include such an adjustment in its pricing.

FASB ASC No. 820 establishes a fair value hierarchy that distinguishes between assumptions based upon market data, referred to as observable inputs, and our assumptions, referred to as unobservable inputs. Determining where an asset or liability falls within that hierarchy depends on the lowest level input that is significant to the fair value measurement as a whole. An adjustment to the pricing method used within either Level 1 or Level 2 inputs could generate a fair value measurement that effectively falls in a lower level in the hierarchy. The hierarchy consists of three broad levels as follows:

Level 1:	Quoted market prices in active markets for identical assets and liabilities;
Level 2:	Inputs, other than Level 1 inputs, that are either directly or indirectly observable; and
Level 3:	Unobservable inputs developed using our estimates and assumptions that reflect those that market participants would use.

At December 31, 2013, the carrying value and estimated fair value of our total debt was $492.6 million and $497.8 million, respectively. At December 31, 2012, the carrying value and estimated fair value of our total debt was $484.5 million and $529.1 million, respectively. The majority of our debt at December 31, 2013 was comprised of the Term Loan Credit Facility, which can be traded between financial institutions. The majority of our debt at December 31, 2012 was traded and was classified as a Level 2 measurement, based upon the pricing methodology and the limited trading of the securities. The fair value of these debt instruments was determined based upon the quoted market values. The remainder of our debt, primarily consisting of foreign subsidiary indebtedness, is asset-backed and is classified as Level 3. As this debt carries variable rates and minimal credit risk, the book values approximate the fair values.

We have foreign exchange hedges that were measured at fair value on a recurring basis at December 31, 2013, December 31, 2012, and December 31, 2011. These hedges are recorded in accrued liabilities in our Consolidated Balance Sheets and measured using Level 2 observable inputs. We engage in foreign exchange hedges to limit exposure to foreign currency fluctuations related to certain intercompany payments. These derivative financial instruments had an immaterial impact on the Consolidated Financial Statements for each of the periods presented.

Most derivative contracts are not listed on an exchange and require the use of valuation models. Consistent with FASB ASC No. 820, we attempt to maximize the use of observable market inputs in our models. When observable inputs are not available, we default to unobservable inputs.

We have certain long-lived assets that were classified as held for sale during the years ended December 31, 2013 and 2012. The fair market values of the assets held for sale were determined using third-party appraisals, which were based upon current market conditions and adjusted for asset specific characteristics, and are therefore measured using the Level 3 unobservable inputs.

The following table provides each major category of assets and liabilities measured at fair value on a nonrecurring basis during the year ended December 31, 2013 (in millions):

	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Total gains/(losses)
	Level 1	Level 2	Level 3
Long-lived assets held for sale	Not applicable	Not applicable	$12.0	$(10.5)

For the year ended December 31, 2013, in accordance with FASB ASC No. 360, Property, Plant, & Equipment, long-lived assets held for sale with a carrying amount of $22.5 million were written down to their fair value of $12 million, resulting in a loss of $10.4 million, which was included in our Consolidated Statement of Operations for the year ended December 31, 2013. Fair value of the assets was determined using a third party appraisal based on current market conditions.

The following table provides each major category of assets and liabilities measured at fair value on a nonrecurring basis during the year ended December 31, 2012 (in millions):

	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Total gains/(losses)
	Level 1	Level 2	Level 3
Long-lived assets held for sale	Not applicable	Not applicable	$—	$(0.6)

For the year ended December 31, 2012, long-lived assets held for sale with a carrying amount of $0.6 million were written down to their fair value of $0 million, resulting in a loss of $0.6 million, which was included in our Consolidated Statement of Operations for the year ended December 31, 2012.

We did not have any assets or liabilities that were measured at fair value on a nonrecurring basis during the year ended December 31, 2011.

The determination of where an asset or liability falls in the hierarchy requires significant judgment. We evaluate our hierarchy disclosures on a quarterly basis and it is possible that an asset or liability may be classified differently from quarter to quarter. However, we expect changes in classifications between different levels will be rare.

Goodwill

Goodwill represents the excess of the cost of an acquisition over the fair value of net assets acquired. Goodwill is not amortized, but it is tested for impairment on, at a minimum, an annual basis. In accordance with FASB ASC No. 350, Intangibles — Goodwill and Other, a two-step process is utilized in reviewing for impairment. The first step in the process requires the identification of reporting units and comparison of the fair value of each reporting unit to its respective carrying value. We have identified our reporting units as Europe, Asia, North America, and

South America, however, goodwill only exists at the Europe and South America units. If the carrying value of a unit is less than its fair value, no impairment is deemed to exist and step two is not necessary. If the carrying value of a unit is greater than its fair value, step two is required. The second step in the impairment review process requires the computation of impairment by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of its goodwill. In accordance with FASB ASC No. 350, which requires goodwill be tested for impairment annually and at the same time each year, we perform an annual impairment each year at year-end. We will also test goodwill for impairment when an event occurs or circumstances change such that it is reasonably possible that impairment may exist.

We utilize an income approach to estimate the fair value of each of our reporting units. The income approach is based upon the present value of projected debt free cash flow, discounted using factors that consider the timing and risk of cash flows. Fair value is estimated using automotive industry and specific platform production volume projections, which are based on internally-developed forecasts, as well as commercial, wage and benefit, inflation, and discount rate assumptions. Other significant assumptions include terminal value growth rates, terminal value margin rates, future capital expenditures, known restructuring actions, and changes in future working capital requirements. While there are inherent uncertainties related to the assumptions used and to management’s application of these assumptions, we believe that the income approach is appropriate because it provides a reasonable estimate of the fair value of our reporting units, which is based upon the reporting units’ expected long-term operating cash flow performance, and because it mitigates the impact of cyclical industry-related trends. Due to the inherent uncertainties that exist in making and applying these assumptions, they may differ significantly from actual results. In addition to the income approach, we also utilize the market multiple approach to test the reasonableness of the fair value estimate determined using the income approach.

The results of our 2013 and 2012 annual goodwill impairment analysis, completed as of year-end of each respective year, indicated that the carrying values of the Europe and South America reporting units were less than their respective fair values; thus, no impairment existed at either date. In addition to the annual impairment analyses performed, we also performed an interim goodwill impairment analysis during 2012 on the goodwill recorded in the Americas segment because we deemed the recording of a valuation allowance on its deferred tax assets in Brazil (refer to Note 7) to be a triggering event. The results of the 2012 interim impairment test indicated that no impairment existed.

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

Changes in tax laws and rates could also affect recorded deferred tax assets and liabilities in the future. Management is not aware of any such changes that would have a material effect on our results of operations, cash flows, or financial position.

The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in a multitude of jurisdictions across our global operations.

FASB ASC No. 740, Income Taxes, provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. FASB ASC No. 740, Income Taxes, also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

We recognize tax liabilities in accordance with FASB ASC No. 740, Income Taxes, and adjust these liabilities when our judgment changes as a result of the evaluation of new information not previously available. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which they are determined.

Pre-production Tooling

Tooling represents costs incurred by us in the development of new tooling used in the manufacture of our products. All pre-production tooling costs incurred for tools that we will not own and that will be used in producing products supplied under long-term supply agreements are expensed as incurred, unless the supply agreement provides us with the non-cancelable right to use the tools or the reimbursement of such costs is contractually guaranteed by the customer. Generally, the customer agrees to reimburse us for certain of our tooling costs at the time the customer awards a contract to us. Any gain recognized, which is defined as the excess of reimbursement over cost, is amortized over the life of the program. If estimated costs are expected to be in excess of reimbursement, a loss is recorded in the period in which the loss is estimated.

Impairment and Depreciation of Long-Lived Assets

Our long-lived assets are reviewed for impairment whenever adverse events or changes in circumstances indicate a possible impairment. An impairment loss is recognized when the carrying value of a long-lived asset group exceeds its undiscounted future cash flows. The impairment loss is calculated as the excess of the carrying value of the asset group over its fair value. The following significant judgments and estimates, among others, are used by management in evaluating long-lived assets for impairment:

•	program product volumes and remaining production life for parts produced on the assets being reviewed;
•	product pricing over the remaining life of the parts, including an estimate of future customer price reductions, which may be negotiated;
•	product cost information, including an assessment of the success of our cost reduction activities; and
•	assessments of future alternative applications of specific long-lived assets, based upon awarded programs.

We follow our established accounting policy for estimating useful lives of long-lived assets. This policy is based upon significant judgments and estimates, as well as historical experience. Actual future experience with those assets may indicate different useful lives, resulting in a significant impact on depreciation expense.

Asset Retirement Obligations

FASB ASC No. 410, Asset Retirement and Environmental Obligations, requires the recognition of a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated. An asset retirement obligation is a legal obligation to perform certain activities in connection with the retirement, disposal, or abandonment of tangible long-lived assets. The fair value of a conditional asset retirement obligation should be recognized when incurred, generally upon acquisition, construction, or development and through the normal operation of the asset. Uncertainty about the timing or method of settlement of a conditional asset retirement should be factored into the measurement of the liability. The liability is measured at discounted fair value and is adjusted to its present value in subsequent periods. Our asset retirement obligations are primarily associated with renovating, upgrading, and returning leased property to the lessor, in accordance with the requirements of the lease.

Pension and Other Postretirement Benefits

We recognize net actuarial gains or losses in excess of 10 percent of the greater of the market-related value of the Tower International Consolidated Pension Plan (the “Pension Plan”) assets or the Pension Plan’s projected benefit obligation (“the corridor”) annually, in the fourth quarter of each fiscal year, or at the date of a measurement event.

The calculations of the projected pension benefit obligation and other postretirement benefits obligation and the associated expenses are based upon certain assumptions made by third party actuaries. These assumptions include, among others, the discount rate, expected long-term rate of return on plan assets, mortality rates, and expected increases in compensation and healthcare costs. Refer to Note 8 to our Consolidated Financial Statements for a description of assumptions made. In accordance with GAAP, actual results that differ from these assumptions are accumulated and amortized over future periods and therefore, generally affect the expense recognized and obligation recorded in future periods. While we believe the current assumptions are appropriate based on available information, significant differences in actual experience or significant changes in assumptions may materially affect the projected pension obligation and other postretirement obligations, as well as the related future expenses.

Our Pension Plan and other postretirement costs are calculated based upon a number of actuarial assumptions, most notably the discount rates used to calculate our projected pension benefit obligations in 2013 and 2012, which were 4.5% and 3.65%, respectively, and the discount rates used in the calculation of our postretirement benefit obligations in 2013 and 2012, which were 4.7% and 3.75%, respectively. The discount rates used in the calculations are established based upon the results of a yield curve analysis performed annually by a third party, which calculates a yield to maturity that mirrors the timing and amounts of future benefit payments. The measurement dates of our post retirement plans are December 31 of each year.

The expected long-term rate of return assumptions are based upon modeling studies completed with the assistance of our actuaries and investment consultants. These models take into account inflation, asset class returns, and bond yields for both domestic and foreign markets. These studies, along with the history of returns for the Pension Plan, indicate that expected future returns, weighted by asset allocation, supported an expected long-term asset return assumption of 7.4% for 2013 and 2012.

Based on our assumptions as of December 31, 2013, a change in the discount rate or the expected long-term rate of return assumptions, holding all other assumptions constant, would have the following impact on our projected pension benefit obligation and net periodic benefit cost on an annual basis:

	Impact on Net Periodic Benefit Cost
	Increase	Decrease
.25% change in discount rate	$373,374	$(402,055)
.25% change in expected long-term rate of return	(463,856)	463,857

	Impact on Projected Pension Benefit Obligation
	Increase	Decrease
.25% change in discount rate	$(6,556,557)	$6,857,529

Our Pension Plan provides benefits for certain current and former U.S. employees. Benefits under the Pension Plan were frozen in October 2006. We generated income of $2.1 million during the year ended December 31, 2013 and incurred expenses of $19.7 million and $34.6 million during the years ended December 31, 2012 and 2011, respectively. These expenses included actuarial losses recognized of $19.2 million and $33.2 million for the years ended December 31, 2012 and 2011, respectively. No such loss was recorded for the year ended December 31, 2013. We anticipate that we will have approximately $2.1 million of pension income in 2014, excluding any actuarial gain or loss, and we expect to contribute $16.6 million to our Pension Plan in 2014. It is difficult to reliably forecast whether a mark-to-market adjustment for net actuarial gains or losses will be required in 2014 and the amount of such an adjustment, if one is required. Mark-to-market adjustments are primarily driven by events and circumstances beyond our control, including changes in interest rates and the performance of financial markets. To the extent discount rates decrease or the value of our Pension Plan’s investments decrease, mark-to market charges to operations may be recorded during the fourth quarter of 2014, if the actuarial gain or loss is in excess of the corridor.

We anticipate our other post-employment benefit expense to be approximately $0.8 million and we expect to make benefit payments of $0.5 million in 2014. As of July 31, 2007, future benefit payments on our other postretirement benefit plans were capped at specified amounts and as of December 31, 2011 all such payments had been made. Refer to Note 8 to our Consolidated Financial Statements for further information regarding pension and other postretirement benefits.

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements, refer to Note 2 to our Consolidated Financial Statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the potential loss arising from adverse changes in market rates and prices. We are exposed to market risk throughout the normal course of our business operations due to our purchases of steel, our sales of scrap steel, our ongoing investing and financing activities, and our exposure to foreign currency exchange rates. We have established policies and procedures to govern our management of market risks.

Commodity Pricing Risk

Steel is the primary raw material that we use. We purchase a portion of our steel from certain of our customers through various OEM resale programs. The purchases through customer resale programs have buffered the impact of price swings associated with the procurement of steel. The remainder of our steel purchasing requirements is met through contracts with steel mills. At times, we may be unable to either avoid increases in steel prices or pass through any price increases to our customers. We refer to the “net steel impact” as the combination of the change in steel prices that are reflected in the price of our products, the change in the cost to procure steel from the mill, and the change in our recovery of offal. Our strategy is to be economically neutral to steel pricing by having these factors offset each other. While we strive to achieve a neutral net steel impact, we are not always successful in achieving that goal, in large part due to timing differences. The timing of a change in the price of steel may occur in separate periods and if a change occurs, that change may have a disproportionate effect, within any fiscal period, on our product pricing. Depending upon when a steel price change or offal price change occurs, that change may have a disproportionate effect, within any particular fiscal period, on our product pricing, our steel costs and the results of our sales of offal. Net imbalances in any one particular fiscal period may be reversed in a subsequent fiscal period, although we cannot provide assurances that, or when, these reversals will occur. Over the past several years, we have not experienced a material net impact from these factors.

Interest Rate Risk

At December 31, 2013, we had total debt, excluding capital leases, of $492.6 million (net of a $1.9 million discount), consisting of floating rate debt of $450.2 million (91%) and fixed rate debt of $42.4 million (9%). Our floating rate debt consists primarily of our Term Loan Credit Facility and indebtedness held by our international subsidiaries. Assuming no changes in the monthly average variable-rate debt levels of $390.5 million and $106.8 million (excluding the debt at our discontinued operation) for the years ended December 31, 2013 and 2012, respectively, we estimate that a hypothetical change of 100 basis points in the LIBOR and alternate base rate would have affected interest expense for the years ended December 31, 2013 and 2012 by $3.9 million and $1.1 million, respectively. A 100 basis point increase in interest rates would not materially impact the fair value of our fixed rate debt.

Foreign Exchange Risk

A significant portion of our revenues is derived from manufacturing operations in Europe, China, and Brazil. The results of operations and financial condition of our non-United States businesses are principally measured in their respective local currency and translated into U.S. dollars. The effects of foreign currency fluctuations in Europe, China, and Brazil are mitigated by the fact that expenses are generally incurred in the same currency in which revenues are generated, since we strive to manufacture our products in close proximity to our customers. Nevertheless, the reported income of our foreign subsidiaries will be higher or lower depending on a weakening or strengthening of the U.S. dollar against the respective foreign currencies.

Assets located in our foreign facilities are translated into U.S. dollars at foreign currency exchange rates in effect as of the end of each reporting period. The effect of such translations is reflected as a separate component of consolidated stockholders’ equity. As a result, our consolidated stockholders’ equity will fluctuate, depending upon the weakening or strengthening of the U.S. dollar against the respective foreign currencies.

Our strategy for managing currency risk relies primarily upon conducting business in a foreign country in that country’s currency. We may, from time to time, also participate in hedging programs intended to reduce our exposure to currency fluctuations. We believe that the effect of a 100 basis point movement in foreign currency rates against the U.S. dollar would not have materially affected the results of our operations or cash flows for the year ended December 31, 2013 or 2012. However, we believe that movement in the Euro to the U.S. dollar has the potential to materially affect our stockholders’ equity because we estimated that a hypothetical change of 100 basis points in the Euro to the U.S. dollar exchange rate would have impacted stockholders’ equity by approximately $2.7 million as of December 31, 2013. We do not believe a 100 basis point movement in other foreign currencies would have a material impact on our stockholders’ equity.

Inflation

Despite recent declines, we have experienced a continued rise in inflationary pressures impacting certain commodities, such as petroleum-based products, resins, yarns, ferrous metals, base metals, and certain chemicals. Additionally, because we purchase various types of equipment, raw materials, and component parts from our suppliers, we may be adversely affected by their inability to adequately mitigate inflationary, industry, or economic pressures. The overall condition of our supply base may possibly lead to delivery delays, production issues, or delivery of non-conforming products by our suppliers in the future. As such, we continue to monitor our vendor base for the best sources of supply and we continue to work with those vendors and customers to mitigate the impact of inflationary pressures.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Tower International, Inc.
Livonia, MI

We have audited the accompanying consolidated balance sheets of Tower International, Inc. and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income/(loss), equity/(deficit), and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Tower International, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2014, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Detroit, Michigan
March 7, 2014

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	December 31, 2013	December 31, 2012
ASSETS
Cash and cash equivalents	$134,880	$113,943
Accounts receivable, net of allowance of $2,071 and $4,105	255,674	266,138
Inventories (Note 3)	81,278	81,336
Deferred tax asset – current	8,649	10,447
Prepaid tooling, notes receivable, and other	44,896	96,349
Total current assets	525,377	568,213
Property, plant, and equipment, net (Note 3)	549,605	573,148
Goodwill (Note 3)	66,976	64,793
Investment in joint venture (Note 13)	8,624	—
Deferred tax asset – non-current	3,732	3,149
Other assets, net	28,679	28,819
Total assets	$1,182,993	$1,238,122
LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term debt and current maturities of capital lease obligations (Note 6)	$39,704	$74,605
Accounts payable	262,425	264,897
Accrued liabilities	129,167	134,664
Total current liabilities	431,296	474,166
Long-term debt, net of current maturities (Note 6)	454,073	411,590
Obligations under capital leases, net of current maturities (Note 6)	10,013	10,783
Deferred tax liability – non-current	14,381	13,021
Pension liability (Note 8)	54,915	100,780
Other non-current liabilities	81,446	86,908
Total non-current liabilities	614,828	623,082
Total liabilities	1,046,124	1,097,248
Commitments and contingencies (Note 14)
Stockholders' equity:
Tower International, Inc.'s stockholders' equity
Preferred stock, $0.01 par value, 50,000,000 authorized and 0 issued and outstanding	—	—
Common stock, $0.01 par value, 350,000,000 authorized, 21,079,027 issued and 20,472,637 outstanding at December 31, 2013 and 20,830,425 issued and 20,247,134 outstanding at December 31, 2012	211	208
Additional paid in capital	327,998	321,032
Treasury stock, at cost, 606,390 and 583,291 shares as of December 31, 2013 and December 31, 2012	(8,594)	(8,297)
Accumulated deficit	(257,487)	(237,212)
Accumulated other comprehensive income/(loss) (Note 3)	12,247	(12,484)
Total Tower International, Inc.'s stockholders' equity	74,375	63,247
Noncontrolling interests in subsidiaries	62,494	77,627
Total stockholders' equity	136,869	140,874
Total liabilities and stockholders' equity	$1,182,993	$1,238,122

The accompanying notes are an integral part of these Consolidated Financial Statements

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share amounts)

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Revenues	$2,102,019	$2,084,914	$2,053,708
Cost of sales	1,858,553	1,871,290	1,851,878
Gross profit	243,466	213,624	201,830
Selling, general, and administrative expenses	133,588	134,019	151,553
Amortization expense	2,793	4,579	4,589
Restructuring and asset impairment charges, net (Note 4)	21,207	10,738	2,660
Operating income	85,878	64,288	43,028
Interest expense	52,068	54,757	54,256
Interest income	1,209	942	749
Other expense (Note 6)	48,448	—	1,331
Income/(loss) before provision for income taxes and equity in loss of joint venture	(13,429)	10,473	(11,810)
Provision for income taxes (Note 7)	2,077	15,255	13,293
Equity in loss of joint venture, net of tax (Note 13)	(558)	—	—
Loss from continuing operations	(16,064)	(4,782)	(25,103)
Income from discontinued operations, net of tax (Note 5)	—	29,790	6,948
Net income/(loss)	(16,064)	25,008	(18,155)
Less: Net income attributable to the noncontrolling interests	4,211	6,976	5,109
Net income/(loss) attributable to Tower International, Inc.	$(20,275)	$18,032	$(23,264)
Weighted average basic shares outstanding	20,387,168	20,080,839	19,364,433
Weighted average diluted shares outstanding	20,387,168	20,447,072	19,364,433
Basic income/(loss) per share attributable to Tower International, Inc.:
Loss per share from continuing operations (Note 9)	$(0.99)	$(0.58)	$(1.56)
Income per share from discontinued operations (Note 9)	—	1.48	0.36
Income/(loss) per share (Note 9)	(0.99)	0.90	(1.20)
Diluted income/(loss) per share attributable to Tower International, Inc.:
Loss per share from continuing operations (Note 9)	$(0.99)	$(0.58)	$(1.56)
Income per share from discontinued operations (Note 9)	—	1.46	0.36
Income/(loss) per share (Note 9)	(0.99)	0.88	(1.20)

The accompanying notes are an integral part of these Consolidated Financial Statements

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(Amounts in thousands)

	Year Ended December 31,
	2013	2012	2011
Net income/(loss)	$(16,064)	$25,008	$(18,155)
Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustments (net of tax of $0 million)	8,947	1,298	(9,952)
Change in defined benefit plans (net of tax of $10.8 million, $0 million, and $0 million)	17,517	(1,375)	(2,316)
Unrealized gain/(loss) on qualifying cash flow hedge (net of tax of $0 million)	165	(60)	267
Other comprehensive income/(loss)	26,629	(137)	(12,001)
Comprehensive income/(loss)	10,565	24,871	(30,156)
Less: Comprehensive income attributable to the noncontrolling interests	6,109	8,073	7,252
Comprehensive income/(loss) attributable to Tower International, Inc.	$4,456	$16,798	$(37,408)

The accompanying notes are an integral part of these Consolidated Financial Statements

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
OPERATING ACTIVITIES:
Net income/(loss)	$(16,064)	$25,008	$(18,155)
Less: Income from discontinued operations, net of tax	—	29,790	6,948
Loss from continuing operations	(16,064)	(4,782)	(25,103)
Adjustments required to reconcile loss from continuing operations to net cash provided by operating activities:
Non-cash restructuring and asset impairment charges, net	11,236	575	—
Premium on notes redemption and other fees	48,448	—	—
Deferred income tax provision/(benefit)	(8,862)	9,052	(2,127)
Depreciation and amortization	94,837	92,856	102,583
Non-cash share-based compensation	4,743	9,613	15,174
Pension expense/(income), net of contributions	(17,131)	2,568	18,336
Change in working capital and other operating items	36,143	(8,501)	(22,003)
Net cash provided by continuing operating activities	$153,350	$101,381	$86,860
INVESTING ACTIVITIES:
Cash disbursed for purchases of property, plant, and equipment, net	$(96,794)	$(119,771)	$(100,829)
Net proceeds from sale of property, plant, and equipment	12,040	—	—
Investment in joint venture	(6,293)	—	—
Net assets acquired, net of cash acquired	—	—	(22,300)
Net cash used in continuing investing activities	$(91,047)	$(119,771)	$(123,129)
FINANCING ACTIVITIES:
Proceeds from borrowings	$560,288	$651,781	$654,420
Repayments of borrowings	(615,292)	(638,782)	(580,220)
Proceeds from borrowings on Term Loan Credit Facility	417,900	—	—
Redemption of notes	(361,992)	—	(42,008)
Premium paid on notes redemption and other fees	(43,078)	—	—
Debt financing costs	(10,878)	—	—
Premium paid on re-pricing of Term Loan Credit Facility and other fees	(4,318)	—	—
Secondary stock offering transaction costs	(814)
Proceeds from stock options exercised	2,224	—
Purchase of treasury stock	(297)	(3,167)	(5,130)
Noncontrolling interest dividends	(9,329)	—	—
Net cash provided by/(used in) continuing financing activities	$(65,586)	$9,832	$27,062
Discontinued operations:
Net cash from discontinued operating activities	$—	$(10,616)	$13,598
Net cash from discontinued investing activities	20,492	(51,352)	(19,580)
Net cash from discontinued financing activities	—	45,358	(763)
Net cash from discontinued operations	$20,492	$(16,610)	$(6,745)
Effect of exchange rate changes on continuing cash and cash equivalents	$3,728	$4,127	$591
NET CHANGE IN CASH AND CASH EQUIVALENTS	$20,937	$(21,041)	$(15,361)
CASH AND CASH EQUIVALENTS:
Beginning of period	$113,943	$134,984	$150,345
End of period	$134,880	$113,943	$134,984
Supplemental Cash Flow Information:
Interest paid, net of amounts capitalized	$47,175	$51,568	$55,169
Income taxes paid	11,199	8,578	15,278

Non-cash Investing Activities:
Capital expenditures in liabilities for purchases of property, plant, and equipment	$7,462	$10,621	$21,254
Contribution of joint venture	—	12,097	5,946

The accompanying notes are an integral part of these Consolidated Financial Statements

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY/(DEFICIT)
(Amounts in thousands, except per share data)

	Common Stock Units/Shares	Amount	Additional Paid-in Capital	Treasury Stock	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity/ (Deficit) Attributable to Tower International, Inc.	Noncontrolling Interest Amount	Total Equity (Deficit)
Balance at December 31, 2010	19,101,588	$191	$296,262	$—	$(231,980)	$2,894	$67,367	$44,259	$111,626
Net income/(loss)	—	—	—	—	(23,264)	—	(23,264)	5,109	(18,155)
Other comprehensive income/(loss)	—	—	—	—	—	(14,144)	(14,144)	2,143	(12,001)
Total comprehensive income/(loss)	—	—	—	—	—	—	(37,408)	7,252	(30,156)
Vesting of RSUs	881,815	9	(9)	—	—	—	—	—	—
Treasury stock	(300,371)	—	—	(5,130)	—	—	(5,130)	—	(5,130)
Share-based compensation expense	—	—	15,174	—	—	—	15,174	—	15,174
Formation of Xiangtan	—	—	—	—	—	—	—	5,946	5,946
Balance at December 31, 2011	19,683,032	$200	$311,427	$(5,130)	$(255,244)	$(11,250)	$40,003	$57,457	$97,460
Net income	—	—	—	—	18,032	—	18,032	6,976	25,008
Other comprehensive income/(loss)	—	—	—	—	—	(1,234)	(1,234)	1,097	(137)
Total comprehensive income	—	—	—	—	—	—	16,798	8,073	24,871
Vesting of RSUs	847,022	8	(8)	—	—	—	—	—	—
Treasury stock	(282,920)	—	—	(3,167)	—	—	(3,167)	—	(3,167)
Share-based compensation expense	—	—	9,613	—	—	—	9,613	—	9,613
Formation of Chinese Joint Ventures	—	—	—	—	—	—	—	12,097	12,097
Balance at December 31, 2012	20,247,134	$208	$321,032	$(8,297)	$(237,212)	$(12,484)	$63,247	$77,627	$140,874
Net income/(loss)	—	—	—	—	(20,275)	—	(20,275)	4,211	(16,064)
Other comprehensive income	—	—	—	—	—	24,731	24,731	1,898	26,629
Total comprehensive income	—	—	—	—	—	—	4,456	6,109	10,565
Vesting of RSUs	69,858	1	(1)	—	—	—	—	—	—
Stock options exercised	178,744	2	2,224	—	—	—	2,226	—	2,226
Treasury stock	(23,099)	—	—	(297)	—	—	(297)	—	(297)
Share-based compensation expense	—	—	4,743	—	—	—	4,743	—	4,743
Noncontrolling interest dividends	—	—	—	—	—	—	—	(9,329)	(9,329)
De-consolidation of Chinese Joint Venture	—	—	—	—	—	—	—	(11,913)	(11,913)
Balance at December 31, 2013	20,472,637	$211	$327,998	$(8,594)	$(257,487)	$12,247	$74,375	$62,494	$136,869

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Business

Tower International, Inc. and its subsidiaries (collectively referred to as the “Company” or “Tower International”), is a leading integrated global manufacturer of engineered structural metal components and assemblies, primarily serving automotive original equipment manufacturers (“OEMs”), including Ford, Volkswagen Group, Chrysler, Fiat, Volvo, Nissan, Daimler, Toyota, BMW, Chery, Honda, Geely, and PSA. Products include body structures, assemblies and other chassis, structures, as well as lower vehicle systems and suspension components for small and large cars, crossovers, pickups, and sport utility vehicles (“SUVs”). Including both wholly owned subsidiaries and majority owned subsidiaries, the Company has strategically located production facilities in the United States, Germany, Brazil, Belgium, Slovakia, China, Italy, Poland, and Czech Republic, supported by engineering and sales locations in the United States, Germany, Italy, Brazil, Japan, China, and India.

Note 2. Basis of Presentation and Organizational History

On October 14, 2010, the Company completed its initial public offering (the “IPO”), whereby Tower Automotive, LLC was converted into a Delaware corporation named Tower International, Inc. (the “Corporate Conversion”).

Pursuant to the Company’s IPO, the Company’s common stock began trading on the New York Stock Exchange on October 15, 2010. On October 20, 2010, in connection with the IPO the Company sold 6,250,000 shares of common stock and received $75.6 million of proceeds, after underwriting discounts and commissions. Pursuant to a partial exercise of the underwriters’ over-allotment option, the Company sold an additional 383,722 shares of common stock on November 8, 2010 and received proceeds of $4.6 million, after underwriting discounts and commissions.

All references to the Company in this Annual Report for periods prior to the effective date of the Corporate Conversion are to Tower Automotive, LLC and its subsidiaries. All references to the Company in this Annual Report for periods subsequent to the effective date of our Corporate Conversion are to Tower International, Inc. and its subsidiaries.

The results of the Company’s South Korean Subsidiary are presented as discontinued operations in the Company’s Consolidated Financial Statements, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 205, Discontinued Operations. Refer to Note 5 for additional information regarding our discontinued operations.

Recent Accounting Pronouncements

Other Comprehensive Income

In February 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”. Under ASU 2013-02, an entity is required to provide information about the amounts reclassified out of accumulated other comprehensive income (“AOCI”) by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes thereto, significant amounts reclassified out of AOCI, by the respective line items of net income, but, only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. ASU 2013-02 did not change the existing requirements for reporting net income or other comprehensive income in the financial statements. The Company elected to present information about the amounts reclassified out of AOCI by component in the notes to the Company’s Consolidated Financial Statements. The Company’s adoption of the revised guidance on January 1, 2013 did not have a material impact on the Company’s Consolidated Financial Statements. Refer to Note 3 for information about the amounts reclassified out of AOCI, by component.

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

b. Cash and Cash Equivalents

All highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. Cash equivalents are stated at cost, which approximates fair value because of the short maturity of these instruments.

c. Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts receivable, which represents its estimate of losses inherent in trade receivables. The Company provides an allowance for specific customer accounts where collection is doubtful based on historical collection and write-off experience. The Company will also take into consideration unique factors and provide an allowance for specific accounts, if necessary. Bad debt expense is not material for any period presented.

d. Inventories

Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (“FIFO”) method. Maintenance, repair, and non-productive inventory, which are considered consumables, are expensed when acquired and included in cost of sales. Inventories consist of the following (in thousands):

	December 31, 2013	December 31, 2012
Raw materials	$36,139	$32,781
Work in process	19,650	22,735
Finished goods	25,489	25,820
Total inventory	$81,278	$81,336

e. Tooling

Tooling represents costs incurred by the Company in the development of new tooling used in the manufacture of the Company’s products. All pre-production tooling costs incurred for tools that the Company will not own and that will be used in producing products supplied under long-term supply agreements are expensed as incurred, unless the supply agreement provides the Company with the non-cancelable right to use the tools or the reimbursement of such costs is contractually guaranteed by the customer. Generally, the customer agrees to reimburse the Company for certain of its tooling costs at the time the customer awards a contract to the Company.

When the part for which tooling has been developed reaches a production-ready status, the Company is reimbursed by its customer for the cost of the tooling, at which time the tooling becomes the property of the customer. The Company has certain other tooling costs, related to tools the Company has the contractual right to use during the life of the supply arrangement, which are capitalized and amortized over the life of the related product program. Customer-owned tooling is included in prepaid tooling, notes receivable, and other and company-owned tooling is included in other assets, net in the Consolidated Balance Sheets.

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Significant Accounting Policies  – (continued)

The components of capitalized tooling costs are as follows (in thousands):

	December 31, 2013	December 31, 2012
Customer-owned tooling, net	$13,111	$33,308
Company-owned tooling	3,113	967
Total tooling, net	$16,224	$34,275

Any gain recognized, which is defined as the excess of reimbursement over cost, is amortized over the life of the program. If estimated costs are expected to be in excess of reimbursement, a loss is recorded in the period in which the loss is estimated.

f. Property, Plant, and Equipment

Property, plant, and equipment are recorded at cost, less accumulated depreciation. Depreciation expense was $92 million, $88.3 million, and $98 million for the years ended December 31, 2013, 2012, and 2011, respectively. Depreciation is computed using the straight-line method over the following estimated useful lives of assets:

Buildings and improvements	32 to 40 years
Machinery and equipment	3 to 20 years

Leasehold improvements are amortized over the shorter of 10 years or the remaining lease term at the date of acquisition of the leasehold improvement.

Interest is capitalized during the preparation of facilities for product programs and is amortized over the estimated lives of the programs. Interest of $0.9 million, $1.4 million, and $1.5 million was capitalized in 2013, 2012, and 2011, respectively.

Costs of maintenance and repairs are charged to expense as incurred and included in cost of sales. Spare parts are considered capital in nature when purchased during the initial investment of a fixed asset. Amounts relating to significant improvements, which extend the useful life or utility of the related asset, are capitalized and depreciated over the remaining life of the asset. Upon disposal or retirement of property, plant, and equipment, the cost and related accumulated depreciation are eliminated from the respective accounts and the resulting gain or loss is recognized in cost of sales in the Consolidated Statements of Operations.

Property, plant, and equipment consist of the following (in thousands):

	December 31, 2013	December 31, 2012
Cost:
Land	$20,966	$25,494
Buildings and improvements	233,318	227,727
Machinery and equipment	909,090	856,296
Construction in progress	63,453	55,885
Property, plant, and equipment, gross	1,226,827	1,165,402
Less: accumulated depreciation	(677,222)	(592,254)
Property, plant, and equipment, net	$549,605	$573,148

g. Asset Retirement Obligations

FASB ASC No. 410, Asset Retirement and Environmental Obligations, requires the recognition of a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated. An asset retirement obligation is a legal obligation to perform certain activities in connection with the retirement, disposal, or abandonment of tangible long-lived assets. The fair value of a conditional asset retirement obligation should be recognized when incurred, generally upon acquisition, construction, or development and

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Significant Accounting Policies  – (continued)

through the normal operation of the asset. Uncertainty about the timing or method of settlement of a conditional asset retirement should be factored into the measurement of the liability. The liability is measured at discounted fair value and is adjusted to its present value in subsequent periods. The Company’s asset retirement obligations are primarily associated with renovating, upgrading, and returning leased property to the lessor, in accordance with the requirements of the lease.

Asset retirement obligations are included in other non-current liabilities in the Consolidated Balance Sheets. The following table reconciles our asset retirement obligations as of December 31, 2013 and 2012 (in thousands):

	December 31, 2013	December 31, 2012
Beginning balance	$13,793	$12,268
Accretion expense	1,195	1,044
Liabilities settled	(148)	(347)
Change in estimate	1,337	828
Ending balance	$16,177	$13,793

h. Impairment of Long-Lived Assets

The Company monitors its long-lived assets for impairment on an ongoing basis in accordance with FASB ASC No. 360, Property, Plant, and Equipment. If an impairment indicator exists, the Company will perform the required analysis and record an impairment charge, if necessary. In conducting its impairment analysis, the Company compares the undiscounted cash flows expected to be generated from a long-lived asset to its net book value. If the net book value of an asset exceeds its undiscounted cash flows, an impairment loss is measured and recognized. An impairment loss is measured as the difference between net book value and fair value. Fair value is estimated based upon discounted cash flow analyses using cash flow projections based on recent sales data, and independent automotive production volume estimates, and customer commitments. Changes in economic or operating conditions impacting these estimates and assumptions could result in impairment of long-lived assets. Refer to Note 4 for a discussion regarding impairment charges for the periods presented.

Long-lived assets held for sale are recorded at the lower of their carrying amount or estimated fair value less cost to sell.

i. Goodwill and Other Intangible Assets

Goodwill represents the excess of the cost of an acquisition over the fair value of net assets acquired. Goodwill is not amortized, but it is tested for impairment on, at a minimum, an annual basis. In accordance with FASB ASC No. 350, Intangibles — Goodwill and Other, a two-step process is utilized in reviewing for impairment. The first step in the process requires the identification of reporting units and comparison of the fair value of each reporting unit to its respective carrying value. The Company has identified its reporting units as Europe, Asia, North America, and South America, however, goodwill only exists at the Europe and South America units. If the carrying value of a unit is less than its fair value, no impairment is deemed to exist and step two is not necessary. If the carrying value of a unit is greater than its fair value, step two is required. The second step in the impairment review process requires the computation of impairment by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of its goodwill. In accordance with FASB ASC No. 350, which requires goodwill be tested for impairment annually and at the same time each year, the Company performs an annual impairment each year at year-end. The Company will also test goodwill for impairment when an event occurs or circumstances change such that it is reasonably possible that impairment may exist.

The Company utilizes an income approach to estimate the fair value of each of its reporting units. The income approach is based on the present value of projected debt free cash flow, discounted using factors that consider

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Significant Accounting Policies  – (continued)

the timing and risk of cash flows. Fair value is estimated using automotive industry and specific platform production volume projections, which are based on internally-developed forecasts, as well as commercial, wage and benefit, inflation, and discount rate assumptions. Other significant assumptions include terminal value growth rates, terminal value margin rates, future capital expenditures, known restructuring actions, and changes in future working capital requirements. While there are inherent uncertainties related to the assumptions used and to management’s application of these assumptions, the Company believes that the income approach is appropriate because it provides a reasonable estimate of the fair value of its reporting units, which is based upon the reporting units’ expected long-term operating cash flow performance, and because it mitigates the impact of cyclical industry-related trends. Due to the inherent uncertainties that exist in making and applying these assumptions, they may differ significantly from actual results. In addition to the income approach, the Company also utilizes the market multiple approach to test the reasonableness of the fair value estimate determined using the income approach.

The results of the Company’s 2013 and 2012 annual goodwill impairment analysis, completed as of year-end of each respective year, indicated that the carrying value of the Europe and South America reporting units was less than their respective fair values; thus, no impairment existed at either date.

The change in the carrying amount of goodwill is set forth below by reportable segment and on a consolidated basis (in thousands):

	International	Americas	Consolidated
Balance at December 31, 2011	$60,725	$3,258	$63,983
Currency translation adjustment	1,101	(291)	810
Balance at December 31, 2012	61,826	2,967	64,793
Currency translation adjustment	2,577	(394)	2,183
Balance at December 31, 2013	$64,403	$2,573	$66,976

The Company has certain intangible assets that are related to customer relationships in Europe and Brazil. The Company also had a covenant not to compete agreement in North America, which expired in December 2012. The intangible assets in Europe and Brazil have definite lives and are amortized on a straight-line basis over the estimated lives of the related assets, which approximate the recognition of related revenues. Intangible assets are recorded in other assets, net on the Consolidated Balance Sheets. The Company anticipates amortization expense of $1.5 million for the year ended December 31, 2014. No further amortization expense is anticipated to be incurred beyond 2014. The Company has incurred amortization expense of $2.8 million, $4.6 million, and $4.6 million for the years ended December 31, 2013, 2012, and 2011, respectively. The following table presents information about the Company’s intangible assets as of December 31, 2013 and 2012, respectively (in thousands):

	Weighted Average Life	As of December 31, 2013		As of December 31, 2012
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible:
Europe	7 years	$16,038	$14,866	$15,978	$12,759
Brazil	7 years	5,443	5,078	5,532	4,392
Total		$21,481	$19,944	$21,510	$17,151

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Significant Accounting Policies  – (continued)

j. Fair Value of Financial Instruments

FASB ASC No. 820, Fair Value Measurements, defines fair value as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants, at the measurement date (an exit price). The exit price is based upon the amount that the holder of the asset or liability would receive, or need to pay, in an actual transaction, or in a hypothetical transaction if an actual transaction does not exist, at the measurement date. In some circumstances, the entry and exit price may be the same; however, they are conceptually different.

The Company generally determines fair value based upon quoted market prices in active markets for identical assets or liabilities. If quoted market prices are not available, the Company uses valuation techniques that place greater reliance on observable inputs and less reliance on unobservable inputs. In measuring fair value, the Company may make adjustments for risks and uncertainties, if a market participant would include such an adjustment in its pricing.

FASB ASC No. 820 establishes a fair value hierarchy that distinguishes between assumptions based upon market data, referred to as observable inputs, and the Company’s assumptions, referred to as unobservable inputs. Determining where an asset or liability falls within that hierarchy depends on the lowest level input that is significant to the fair value measurement as a whole. An adjustment to the pricing method used within either Level 1 or Level 2 inputs could generate a fair value measurement that effectively falls in a lower level in the hierarchy. The hierarchy consists of three broad levels as follows:

Level 1:  Quoted market prices in active markets for identical assets and liabilities;

Level 2:  Inputs, other than Level 1 inputs, that are either directly or indirectly observable; and

Level 3:	Unobservable inputs developed using estimates and assumptions that reflect those that market participants would use.

At December 31, 2013, the carrying value and estimated fair value of the Company’s total debt was $492.6 million and $497.8 million, respectively. At December 31, 2012, the carrying value and estimated fair value of the Company’s total debt was $484.5 million and $529.1 million, respectively. The majority of the Company’s debt at December 31, 2013 was comprised of the Term Loan Credit Facility, which can be traded between financial institutions. Accordingly, this debt has been classified as Level 2. The fair value was determined based upon quoted values. The majority of the Company’s debt at December 31, 2012 was traded and was classified as a Level 2 measurement, based upon the pricing methodology and the limited trading of the securities. The fair value was determined based upon the quoted market values. The remainder of the Company’s debt, primarily consisting of foreign subsidiary indebtedness, is asset-backed and is classified as Level 3. As this debt carries variable rates and minimal credit risk, the book value approximates fair value.

The Company has foreign exchange hedges that were measured at fair value on a recurring basis at December 31, 2013 and 2012. These hedges are recorded in prepaid tooling, notes receivable, and other or accrued liabilities in the Company’s Consolidated Balance Sheets and are measured using Level 2 observable inputs. The Company engages in foreign exchange hedges to limit exposure to foreign currency fluctuations related to certain intercompany payments. These derivative financial instruments had an immaterial impact on the Consolidated Financial Statements for each of the periods presented.

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Significant Accounting Policies  – (continued)

The following table provides each major category of assets and liabilities measured at fair value on a nonrecurring basis during the year ended December 31, 2013 (in millions):

	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Total gains/ (losses)
	Level 1	Level 2	Level 3
Long-lived assets held for sale	Not applicable	Not applicable	$12.0	$(10.5)

For the year ended December 31, 2013, in accordance with FASB ASC No. 360, Property, Plant, & Equipment, long-lived assets held for sale with a carrying amount of $22.5 million were written down to their fair value of $12 million, resulting in a loss of $10.4 million, which was included in our Consolidated Statement of Operations for the year ended December 31, 2013. Fair value of the assets was determined using a third party appraisal based on current market conditions.

The following table provides each major category of assets and liabilities measured at fair value on a nonrecurring basis during the year ended December 31, 2012 (in millions):

	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Total gains/ (losses)
	Level 1	Level 2	Level 3
Long-lived assets held for sale	Not applicable	Not applicable	$—	$(0.6)

For the year ended December 31, 2012, long-lived assets held for sale with a carrying amount of $0.6 million were written down to their fair value of $0 million, resulting in a loss of $0.6 million, which was included in our Consolidated Statement of Operations for the year ended December 31, 2012.

The Company did not have any assets or liabilities that were measured at fair value on a nonrecurring basis during the year ended December 31, 2011.

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and accrual liabilities approximate fair value because of the short maturity of these instruments.

k. Derivative Financial Instruments

Periodically, the Company uses derivative financial instruments to manage the risk that changes in interest rates could have on the amount of future interest payments. Interest rate swap contracts are used to adjust the proportion of total debt that is subject to variable and fixed interest rates. The Company is not a party to leveraged derivatives and does not enter into derivative financial instruments for trading or speculative purposes. Under FASB ASC No. 815, Derivatives and Hedging, all derivatives are recorded at fair value. If a derivative does not qualify as an effective cash flow hedge, changes in the fair value of the derivative are immediately included in earnings. If a derivative qualifies as an effective cash flow hedge, changes in the fair value are recognized as a component of AOCI until the underlying item being hedged is recognized in earnings. If a derivative is a fair value hedge, changes in the fair value of the derivative are offset against the changes in the fair value of the underlying item being hedged.

The Company formally documents hedge relationships, including the identification of the hedging instruments and the hedged items, as well as the risk management objectives and strategies for undertaking the hedge transaction. Effective hedges are recorded in the Consolidated Balance Sheets at fair value in other long-term liabilities or other long-term assets with a corresponding offset to AOCI. This includes linking derivatives that are designated as hedges of specific assets, liabilities, firm commitments, or forecasted transactions. The Company also formally assesses whether a derivative used in a hedging transaction is highly effective in offsetting changes in either the fair value or cash flows of the hedged item at inception and on at least a quarterly basis, thereafter. When the Company determines that a derivative ceases to be an effective hedge, it will discontinue hedge accounting.

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Significant Accounting Policies  – (continued)

l. Revenue Recognition

In accordance with FASB ASC No. 605, Revenue Recognition, the Company recognizes revenue once the following criteria have been met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the Company’s price to the buyer is fixed or determinable; and collectability is reasonably assured.

The Company recognizes revenue when its products are shipped to its customers, at which time title and risk of loss pass to the customer. The Company participates in certain of its customers’ steel repurchase programs, under which it purchases steel directly from a customer’s designated steel supplier, for use in manufacturing products for that customer. The Company takes delivery and title to such steel and bears the risk of loss and obsolescence. The Company invoices its customers based upon annually negotiated selling prices, which inherently include a component for steel under such repurchase programs. Under guidance provided in FASB ASC No. 605-45, Principal Agent Considerations, the Company has risks and rewards of a principal and therefore, for sales transactions in which the Company participates in a customer’s steel resale program, revenue is recognized on a gross basis for the entire amount of the sales, including the component for purchases under that customer’s steel resale program.

The Company enters into agreements to produce products for its customers at the beginning of a given vehicle program’s life. Once such agreements are entered into by the Company, it is obligated to fulfill the customers’ purchasing requirements for the entire production period of the vehicle programs, which range from three to ten years, and generally, the Company has no provisions to terminate such contracts. Additionally, the Company monitors the aging of uncollected billings and adjusts its accounts receivable allowance on a quarterly basis, as necessary, based upon its evaluation of the probability of collection. The adjustments made by the Company due to the write-off of uncollectible amounts have been negligible for all periods presented.

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

Changes in tax laws and rates could also affect recorded deferred tax assets and liabilities in the future. Management is not aware of any such changes that would have a material effect on the Company’s results of operations, cash flows, or financial position.

The calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in a multitude of jurisdictions across the Company’s global operations.

FASB ASC No. 740, Income Taxes, provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Significant Accounting Policies  – (continued)

resolutions of any related appeals or litigation processes, based on the technical merits. ASC No. 740 also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

The Company recognizes tax liabilities in accordance with ASC No. 740 and adjusts these liabilities when its judgment changes as a result of the evaluation of new information not previously available. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the Company’s current estimate of the tax liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which they are determined.

n. Segment Reporting

The Company determines its reportable segments based upon the guidance in FASB ASC No. 280, Segment Reporting. The Company defines its operating segments as components of its business where separate financial information is available. The Company is comprised of four operating segments that are routinely evaluated by management: Europe, Asia, North America, and South America. Consistent with the aggregation criteria in FASB ASC No. 280, the Company aggregates its four operating segments into two reportable segments, based upon the segments having similar economic characteristics and sharing fundamental characteristics, including the nature of the products, production processes, customers, margins, and distribution channels. The Company’s two reportable segments include the Americas, which consists of North America and South America, and International, which consists of Europe and Asia. Refer to Note 12 for further discussion regarding our segments.

o. Foreign Currency Translation

The functional currency of the Company’s foreign operations is the local currency in which they operate. Assets and liabilities of the Company’s foreign operations are translated into U.S. dollars using the applicable period-end exchange rates. Results of operations are translated at applicable average rates prevailing throughout the period. Gains or losses resulting from foreign currency translation are reported as foreign currency translation adjustments, a separate component of AOCI, in the Consolidated Statements of Comprehensive Income/(Loss). Gains and losses resulting from foreign currency transactions are recognized in net income/(loss) in the Consolidated Statements of Operations and were immaterial for all periods presented.

p. Exit or Disposal Activities

Costs to idle, consolidate, or close facilities and provide postemployment benefits to employees on an other than temporary basis are accrued based on management’s best estimate of the wage and benefit costs that will be incurred. Costs related to idling of employees that is expected to be temporary are expensed as incurred. Costs to terminate a contract without economic benefit to the Company are expensed at the time the contract is terminated. One-time termination benefits that are not subject to contractual arrangements, provided to employees who are involuntarily terminated, are recorded after management commits to a detailed plan of termination, communicates the plan to employees, and when actions required to complete the plan indicate that significant changes are not likely. If employees are required to render services until they are terminated in order to earn termination benefits, the benefits are recognized ratably over the future service period.

q. Share-based Compensation

The Company measures compensation cost arising from the grant of share-based awards to employees at fair value. The Company recognizes such costs in income over the period during which the requisite service is provided, usually the vesting period. Refer to Note 10 for further discussion regarding share-based compensation.

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Significant Accounting Policies  – (continued)

r. Accumulated Other Comprehensive Income/(Loss)

The following table presents the components of accumulated other comprehensive income/(loss) (in thousands):

	As of December 31,
	2013	2012
Foreign currency translation	$24,963	$17,914
Defined benefit plans, net of tax of $13.7 million and $0 million	(12,833)	(30,350)
Unrealized gain/(loss) on qualifying cash flow hedge, net	117	(48)
Accumulated other comprehensive income/(loss)	$12,247	$(12,484)

The following table presents the changes in accumulated other comprehensive income/(loss) by component for the year ended December 31, 2013 (in thousands):

	Unrealized Gains/ (Losses) on Qualifying Cash Flow Hedge	Defined Benefit Plan, Net of Tax	Foreign Currency Translation Adjustments	Total
Balance as of December 31, 2012	$(48)	$(30,350)	$17,914	$(12,484)
Other comprehensive income before reclassifications	104	17,517	7,049	24,670
Amounts reclassified from accumulated other comprehensive income	61	—	—	61
Net current-period other comprehensive income	165	17,517	7,049	24,731
Balance as of December 31, 2013	$117	$(12,833)	$24,963	$12,247

s. Estimates

The preparation of the Company’s financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures related to contingent assets and liabilities at the reporting date and the reported amounts of revenues and expenses during the reporting period. Generally, matters subject to estimation and judgment include amounts related to accounts receivable realization, fair value measurements, pension and other postretirement benefit plan assumptions, restructuring reserves, asset valuation reserves and accruals related to environmental remediation costs, asset retirement obligations, and income taxes. Actual results may differ from those estimates and assumptions and changes in such estimates and assumptions may affect amounts reported in future periods.

t. Accounting Standards Not Yet Adopted

As of December 31, 2013, the Company has adopted all accounting pronouncements affecting the Company.

Note 4. Restructuring and Asset Impairment Charges

As of December 31, 2013, the Company has executed various restructuring plans and may execute additional plans in the future to realign manufacturing capacity to prevailing global automotive production and to improve the utilization of remaining facilities. Estimates of restructuring charges are based on information available at the time such charges are recorded. Due to the inherent uncertainty involved in estimating restructuring expenses, actual amounts paid for such activities may differ from amounts initially recorded. Accordingly, the Company may record revisions of previous estimates by adjusting previously established reserves.

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Restructuring and Asset Impairment Charges  – (continued)

Restructuring Charges

Net restructuring and asset impairment charges for each of the Company’s segments include the following (in thousands):

	Year Ended December 31,
	2013	2012	2011
International	$2,723	$2,149	$(179)
Americas	18,484	8,589	2,839
Consolidated	$21,207	$10,738	$2,660

The following table sets forth the Company’s net restructuring and asset impairment charges by type for the periods presented (in thousands):

	Year Ended December 31,
	2013	2012	2011
Employee termination costs	$2,299	$2,586	$1,414
Other exit costs	7,672	7,577	1,246
Asset impairments	11,236	575	—
Restructuring and asset impairment charges, net	$21,207	$10,738	$2,660

The charges incurred during 2013, 2012, and 2011 primarily related to the following actions:

2013 Actions

During the year ended December 31, 2013, the charges incurred in the Americas segment related to the closure of Tower Defense & Aerospace, LLC (“TD&A”) (described below), the ongoing maintenance expense of facilities closed as a result of prior actions, and an impairment charge on a facility in Romulus, Michigan that the Company ceased using during the first quarter of 2013 and sold during the third quarter of 2013. The charges incurred in the International segment related to an impairment charge on the Bergisch facility, which was classified as held for sale during the second quarter of 2013 and was sold during the third quarter of 2013, relocation of a facility, and severance charges to reduce fixed costs.

Tower Defense & Aerospace

In April 2013, the Company announced the closing of the operations of TD&A. In June 2013, the Company received $9.1 million in cash proceeds for the sale of substantially all of TD&A’s assets. In connection with such closure, the Company incurred $11.5 million of restructuring charges, of which $8.2 million represents an impairment charge, $2.8 million represents other exit costs, and $0.5 million represents severance charges. With respect to TD&A, the Company did not incur additional restructuring charges during the second half of 2013 and it does not anticipate that it will incur additional restructuring charges in 2014.

2012 Actions

During the year ended December 31, 2012, the charges incurred in the Americas segment related to the ongoing maintenance expense of facilities closed as a result of prior actions and the costs incurred to close two manufacturing facilities and relocate the operations to two of the Company’s existing manufacturing facilities. The charges incurred in the International segment related to severance charges in Europe to reduce fixed costs.

2011 Actions

During the year ended December 31, 2011, the charges incurred in the Americas segment related to the ongoing maintenance of facilities closed as a result of prior actions and severance charges in Brazil related to improved manufacturing efficiencies, which were offset partially by the favorable adjustment of a liability pertaining to closed facilities.

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Restructuring and Asset Impairment Charges  – (continued)

Restructuring Reserve

The table below summarizes the activity in the restructuring reserve by segment, reflected in accrued liabilities, for the above-mentioned actions through December 31, 2013 (in thousands):

	International	Americas	Consolidated
Balance at December 31, 2011	$141	$266	$407
Payments	(1,393)	(554)	(1,947)
Increase	2,149	1,061	3,210
Adjustment	—	861	861
Balance at December 31, 2012	897	1,634	2,531
Payments	(1,267)	(1,618)	(2,885)
Increase	938	1,361	2,299
Adjustment	—	(20)	(20)
Balance at December 31, 2013	$568	$1,357	$1,925

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

The liability decreased during the year ended December 31, 2013 primarily due to payments relating to prior accruals. The majority of the $1.9 million restructuring reserve accrued for as of December 31, 2013 is expected to be paid in 2014. The liability increased during the year ended December 31, 2012 primarily due to an adjustment of the liability and severance accruals in Europe. The adjustment to the liability relates primarily to deferred rent credits pertaining to the Company’s facility located in Goodyear, Arizona that the Company ceased using during the first quarter of 2012.

During the year ended December 31, 2013, the Company incurred payments related to prior accruals in Europe of $1.3 million and in North America of $1.6 million. During the year ended December 31, 2012, the Company incurred payments related to prior accruals in Europe of $1.4 million and in North America of $0.6 million.

Note 5. Discontinued Operations and Assets Held for Sale

On December 28, 2012, the Company’s subsidiaries, Tower Automotive Holdings Asia B.V., and Tower Automotive International Holdings B.V. (the “Sellers”), entered into a Stock Purchase Agreement (“Agreement”) with SJ Holdings, Inc., a subsidiary of SECO (“Buyer”), and consummated the divestiture of its South Korean subsidiary, Seojin Industrial Company Ltd. (“Seojin”). Pursuant to the Agreement, the Buyer assumed the outstanding debt and acquired all of the outstanding capital stock of Seojin for a purchase price of fifty billion Korean Won (approximately $47 million USD), of which the Company received 50% on December 28, 2012, 40% on January 31, 2013, and the remaining 10% on December 30, 2013. In connection with the divestiture of Seojin, the Company received $23.4 million and paid transaction costs of $2.9 million during the year ended December 31, 2013. Accordingly, Seojin has been presented as a discontinued operation in the Company’s Consolidated Financial Statements, in accordance with FASB ASC No. 205, Discontinued Operations. In connection with the sale, accumulated foreign currency translation of $4 million was transferred out of AOCI and recognized in the gain from disposal during the year ended December 31, 2012.

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5. Discontinued Operations and Assets Held for Sale  – (continued)

The following table discloses select financial information of the discontinued operation in our International Segment (in thousands):

	Year Ended December 31,
	2012	2011
Revenues	$311,014	$352,381
Income from discontinued operations:
Income/(loss) before provision for income taxes	$(448)	$8,467
Provision for income taxes	929	1,519
Income/(loss) from operations	(1,377)	6,948
Gain from disposal, net of tax of $0	31,167	—
Income from discontinued operations	$29,790	$6,948

Note 6. Debt

Long-Term Debt

Long-term debt consists of the following (in thousands):

	December 31, 2013	December 31, 2012
Term Loan Credit Facility (net of discount of $1,894 and $0)	$416,009	$—
Senior Secured Notes (net of discount of $0 and $7,152)	—	354,840
Amended Revolving Credit Facility	—	39,000
Detroit Investment Fund indebtedness	—	476
Other foreign subsidiary indebtedness	76,548	90,228
Total debt	492,557	484,544
Less: Current maturities	(38,484)	(72,954)
Total long-term debt	$454,073	$411,590

Current maturities do not include capital lease obligations of $1.2 million and $1.7 million as of December 31, 2013 and 2012, respectively.

Future maturities of long-term debt as of December 31, 2013 are as follows (in thousands):

2014	$38,484
2015	23,224
2016	11,907
2017	15,980
2018	5,659
Thereafter	397,303
Total	$492,557

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

The initial term loans made under the Term Loan Credit Agreement bore interest at (i) an alternate base rate (the “Alternate Base Rate”) (which is the highest of the Prime Rate, the Federal Funds Effective Rate plus ½% and the Adjusted LIBO Rate (as each such term is defined in the Term Loan Credit Agreement) for a one month interest period plus 1%) plus a margin of 3.50% or (ii) the Adjusted LIBO Rate (calculated by multiplying the applicable LIBOR by a statutory reserve rate, with a floor of 1.25%) plus a margin of 4.50%.

On July 29, 2013, the Company amended the Term Loan and Credit Agreement, by entering into the First Refinancing Term Loan Amendment to Term Loan Credit Agreement (the “First Term Loan Amendment”), dated as of July 29, 2013, by and among Tower Automotive Holdings USA, LLC, as borrower, the Company, Tower Automotive Holdings I, LLC, Tower Automotive Holdings II(a), LLC, Tower Automotive Holdings II(b), LLC and the subsidiary guarantors named therein, as Guarantors, each of the financial institutions from time to time party thereto as lenders, and Citibank, N.A., as administrative agent for the lenders.

The purpose of the First Term Loan Amendment was to re-price the Term Loan Credit Facility. The maturity date of the Term Loan Credit Facility remains April 23, 2020. The Term Loan Credit Facility will bear interest at (i) the Alternate Base Rate plus a margin of 2.75% or (ii) the Adjusted LIBO Rate (calculated by multiplying the applicable LIBOR rate by a statutory reserve rate, with a floor of 1.00%) plus a margin of 3.75%.

In connection with the re-pricing described above, the Company incurred charges of approximately $4.5 million in the third quarter of 2013 that was recognized as other expense. These charges related to a premium paid by the Company and expenses associated with the re-pricing.

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

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6. Debt  – (continued)

During the year ended December 31, 2013, the Company made principal payments of $2.1 million on the Term Loan Credit Facility. As of December 31, 2013, the outstanding principal balance of the Term Loan Credit Facility was $416 million (net of a remaining $1.9 million original issue discount) and the effective interest rate was 4.75% per annum.

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

On March 30, 2011, the Issuers redeemed $17 million of the notes at 105% which resulted in a premium of $0.9 million that was recognized as other expense. In connection with the redemption, the Issuers accelerated the amortization of the original issue discount and associated debt issue costs by $0.8 million in the first quarter of 2011.

On September 30, 2011, the Company reduced its outstanding debt by purchasing $17.5 million of the notes in the open market at 102%, which resulted in a premium of $0.4 million that was recognized as other expense. The notes purchased were immediately retired by the Company. In connection with the retirement, the Company accelerated the amortization of the original issue discount and associated debt issue costs by $0.7 million in the third quarter of 2011.

On October 6, 2011, the Company reduced its outstanding debt by purchasing $7.5 million of the notes in the open market at 101.75%, which resulted in a premium of $0.1 million that was recognized as other expense. The notes purchased were immediately retired by the Company. In connection with the retirement, the Company accelerated the amortization of the original issue discount and associated debt issue costs by $0.3 million in the fourth quarter of 2011.

On April 23, 2013, the Company completed a cash tender offer (the “Tender Offer”) to purchase up to $276 million of the outstanding notes. An aggregate principal amount of $362 million of the notes was validly tendered in the Tender Offer and not validly withdrawn. The Company accepted for purchase $276 million in aggregate principal amount of the notes at an aggregate purchase price of 113.58% of the principal amount thereof plus accrued and unpaid interest, which resulted in a premium of $37.5 million and a tender fee of $0.7 million that were recognized as other expense. Because the maximum aggregate principal amount of $276 million for the notes was exceeded, the Company did not accept all of the notes tendered for purchase. The notes that were tendered but not accepted were promptly returned to the tendering parties. In connection with such repurchase, the Company accelerated the amortization of the original issue discount by $5.2 million and associated debt issue costs by $3.1 million in the second quarter of 2013. The accelerated amortization of the original issue discount and associated debt issue costs are recorded in the Consolidated Statements of Operations as interest expense.

On May 24, 2013, the Company redeemed $43 million of the notes at 105% of the principal amount thereof, plus accrued and unpaid interest, which resulted in a premium of $2.2 million that was recognized as other expense. In connection with the redemption, the Company accelerated the amortization of the original issue discount by $0.8 million and associated debt issue costs by $0.5 million in the second quarter of 2013.

On August 26, 2013, the Company redeemed the remaining $43 million of the notes at 105% of the principal amount thereof, plus accrued and unpaid interest, which resulted in a premium of $2.2 million that was recognized as other expense. In connection with the redemption, the Company accelerated the amortization of the original issue discount by $0.8 million and associated debt issue costs by $0.5 million in the third quarter of 2013. Per the Term Loan Credit Agreement, the Company used the $45.2 million that was being held in an

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6. Debt  – (continued)

escrow account to cover this redemption and associated premium. As of December 31, 2013, the notes have been repaid in full and no balance remains outstanding.

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

Advances under the Amended ABL Revolver bear interest at the Alternate Base Rate plus a base rate margin or LIBOR plus a Eurodollar margin. The applicable margins are determined by the average availability under the Amended ABL Revolver over the preceding three consecutive full calendar months were 1.00% per annum and 2.00% per annum for base rate and LIBOR based borrowings, respectively.

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

In connection with the Amended Revolving Credit Facility Agreement, the Company paid debt issue costs of $1.7 million and accelerated the amortization of the debt issue costs associated with the Amended and Restated Revolving Credit and Guaranty Agreement by $0.3 million in the second quarter of 2013. These costs are recorded in the Consolidated Statements of Operations as interest expense.

As of December 31, 2013, there was $150 million of borrowing availability under the Amended ABL Revolver, based on the value of the Company’s assets at November 30, 2013, of which no borrowings were outstanding and $11.5 million of letters of credit were outstanding.

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

The Company has amended the Letter of Credit Facility Agreement to reduce the Letter of Credit Facility on multiple occasions. In addition, on April 22, 2013, the Company amended the Letter of Credit Facility Agreement to, among other things, permit the incurrence of additional indebtedness under the Term Loan Credit Agreement and the granting of liens to secure such indebtedness. On June 20, 2013, the Company amended the Letter of Credit Facility Agreement to reduce the Letter of Credit Facility from $22.5 million to $8.5 million (with an option to increase the Letter of Credit Facility to $44.5 million in the future). In connection with the reduction of the Letter of Credit Facility, the Company incurred a breakage fee of $0.6 million in the second quarter of 2013. This fee is recorded in the Consolidated Statements of Operations as other expense. The remaining terms of the Letter of Credit Facility Agreement have remained the same.

As of December 31, 2013, the outstanding letters of credit under the Letter of Credit Facility were $8.5 million. As of December 31, 2013, an 8.5% per annum fee is due on the total amount of the facility. This fee is subject to change in the future based upon then current market conditions.

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

$27.5 million Letter of Credit Facility

The $27.5 million Letter of Credit Facility was fully cash collateralized by third party deposit lenders for purposes of replacing or backstopping letters of credit outstanding. The $27.5 million Letter of Credit Facility was part of the First Lien Term Loan and Guaranty Agreement (the “First Lien Agreement”), dated as of July 31, 2007, by and among Tower Automotive Holdings USA, LLC, Tower Automotive Holding Europe B.V., the guarantors named therein, the lenders, named therein and JPMorgan Chase Bank, N.A., as agent, but remained outstanding as it was not terminated when the First Lien Term Loan was paid off in August 2010. The cash collateral was deposited by such third party deposit lenders in a deposit account, and the Company had no right, title or interest in the deposit account.

On June 13, 2011, the Company terminated the First Lien Agreement. At termination, Cerberus owned all of the $27.5 million Letter of Credit Facility. In connection with the termination of the First Lien Agreement, a $27.5 million deposit was returned to Cerberus in its capacity as a deposit lender.

Detroit Investment Fund

The Company assumed an unsecured debt instrument of $1 million owed to the Detroit Investment Fund, L.P. (“DIF”) upon the acquisition of substantially all of the assets of W Industries (refer to Note 13). The debt instrument requires monthly principal and interest payments with an annual interest rate of 8.5%. During the second quarter of 2013, the remaining balance on the debt instrument was repaid in full. As of December 31, 2013, no balance remained outstanding.

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6. Debt  – (continued)

Debt Issue Costs

The Company incurred interest expense related to the amortization of debt issue costs of $6.5 million, $1.9 million, and $2.3 million during the years ended December 31, 2013, 2012, and 2011, respectively.

Other Foreign Subsidiary Indebtedness

As of December 31, 2013, other foreign subsidiary indebtedness of $76.6 million consisted primarily of borrowings in Brazil of $26.5 million, other indebtedness in Europe of $23.9 million, receivables factoring in Europe of $13.9 million, and borrowings in China of $12.3 million.

The change in foreign subsidiary indebtedness from December 31, 2013 to December 31, 2012 is explained by the following (in thousands):

	Europe	Brazil	China
Balance as of December 31, 2012	$43,422	$30,426	$16,380
Maturities of indebtedness	(21,077)	(20,141)	(7,596)
New/renewed indebtedness	20,474	20,217	3,303
Change in borrowings on credit facilities	(6,880)	—	(224)
Foreign exchange impact	1,810	(4,041)	475
Balance as of December 31, 2013	$37,749	$26,461	$12,338

Generally, borrowings of foreign subsidiaries are made under credit agreements with commercial lenders and are used to fund working capital and other operating requirements.

Europe

As of December 31, 2013, the receivables factoring facilities balance available to the Company was $19.9 million (€14.5 million), of which $13.9 million (€10.1 million) was drawn. These are uncommitted demand facilities that are subject to termination at the discretion of the banks and bear interest rates based upon the average three month EURIBOR plus a spread ranging from 2.5% to 3.75%. The effective annual interest rates as of December 31, 2013 ranged from 2.77% to 4.02%, with a weighted average interest rate of 3.2% per annum. Any receivables factoring under these facilities is with recourse and is secured by the accounts receivable factored. These receivables factoring transactions are recorded in the Company’s Consolidated Balance Sheets in short-term debt and current maturities of capital lease obligations.

As of December 31, 2013, the secured lines of credit balance available to the Company was $19.9 million (€14.5 million), of which $10.3 million (€7.5 million) was outstanding. The facilities bear an interest rate based on the EURIBOR plus a spread ranging from 2.9% to 4.0% and have maturity dates ranging from October 2014 to April 2015. The effective annual interest rate as of December 31, 2013 was 4.22% per annum. The facilities are secured by certain accounts receivable related to customer funded tooling, mortgages over the land, certain buildings, and other assets and are subject to negotiated prepayments upon the receipt of funds from completed customer projects.

During the fourth quarter of 2013, the Company obtained a term loan of $13.6 million (€9.9 million) with a maturity date of November 2017 and an interest rate of 6.25%. The Company also obtained an asset-based revolving credit facility of $25.7 million, of which no borrowings were outstanding as of December 31, 2013, with a maturity date of October 2017 and an interest rate based upon the one month LIBOR plus a spread of 4.0%. Availability on the credit facility is determined based upon the appraised value of certain machinery, equipment, and real estate, subject to a borrowing base availability limitation and customary covenants.

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6. Debt  – (continued)

Brazil

As of December 31, 2013, the Company’s Brazilian subsidiary had borrowings of $26.5 million (R$62.5 million), which have annual interest rates ranging from 3.0% to 15.36% and maturity dates ranging from June 2014 to July 2022. As of December 31, 2013, the weighted average interest rate on the borrowings in Brazil was 11.36% per annum. The loans are provided through bilateral agreements with three local banks and are secured by certain fixed and current assets. Periodic interest and principal payments are required.

During the fourth quarter of 2013, the Company obtained three term loans of $10.5 million (R$24.8 million) with maturity dates ranging from December 2016 to November 2018 and interest rates ranging from 3.5% to 15.36%.

China

As of December 31, 2013, the fixed rate secured lines of credit available to the Company was $6.6 million (Rmb 39.7 million), of which the entire amount was outstanding. The credit lines have maturity dates ranging from March 2014 to December 2017 and bear interest rates ranging from 5.99% to 7.68%. As of December 31, 2013, the variable rate secured line of credit available to the Company was $5.8 million (Rmb 35 million), of which the entire amount was outstanding. The credit line matures in June 2015. The fixed rate and variable rate secured lines of credit facilities are secured by machinery, equipment, and land rights.

The effective annual interest rate for all the credit lines in China as of December 31, 2013 was 7.16%.

Covenants

As of December 31, 2013, the Company was in compliance with all financial covenants that govern its credit agreements.

Capital Leases

The Company had capital lease obligations of $11.2 million and $12.5 million as of December 31, 2013 and December 31, 2012, respectively. These obligations expire in March 2018. Property under capital leases was $31.7 million and $30 million with $15 million and $12.7 million of accumulated depreciation as of December 31, 2013 and December 31, 2012, respectively.

Note 7. Income Taxes

Tax Summary

Our income tax expense, deferred tax assets and liabilities, and reserves for unrecognized tax benefits reflect management's best assessments of estimated current and future taxes to be paid. We are subject to income taxes in numerous foreign jurisdictions. Significant judgments and estimates are required in determining the consolidated income tax expense.

The summary of income/(loss) before provision for income taxes and noncontrolling interests consisted of the following (in thousands):

	Year Ended December 31,
	2013	2012	2011
Domestic	$(31,323)	$(6,028)	$(28,607)
Foreign	17,894	16,501	16,797
Total	$(13,429)	$10,473	$(11,810)

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7. Income Taxes  – (continued)

The total provision for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2013	2012	2011
Current:
Domestic – Federal	$—	$—	$178
Domestic – State	43	8	250
Foreign	10,896	6,196	14,991
Total	10,939	6,204	15,419
Tax benefit with offset in OCI:
Domestic – Federal	(9,897)	—	—
Domestic – State	(931)	—	—
Total	(10,828)	—	—
Deferred and Other:
Domestic – Federal	—	—	—
Domestic – State	—	—	(370)
Foreign	1,966	9,052	(1,757)
Total	1,966	9,052	(2,127)
Total provision for income taxes:	$2,077	$15,255	$13,293

A reconciliation of income tax expense/(benefit) from continuing operations and the U.S. federal statutory income tax expense/(benefit) were as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Taxes at U.S. federal statutory rate	$(4,700)	$3,666	$(4,134)
State tax expense/(benefit)	110	88	(120)
Valuation allowance	19,841	13,985	13,982
Regional production tax – Italy	433	509	776
Foreign withholding taxes	4,014	1,099	598
Tax benefit in OCI	(10,828)	—	—
Foreign tax rate differential	(3,621)	(2,576)	565
Increase/(decrease) in uncertain tax positions	1,161	(2,455)	536
Inflation adjustment – Mexico	(1,075)	(1,109)	(748)
Audit Adjustments	(2,352)	(280)	—
Tax benefit from Italian law change	(1,152)	—	—
Permanent differences	246	2,328	1,838
Total income tax expense	$2,077	$15,255	$13,293

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7. Income Taxes  – (continued)

Deferred income taxes are primarily provided for temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities. The tax effects of each type of temporary difference and carryforward that give rise to a significant portion of deferred tax assets/(liabilities) are summarized as follows (in thousands):

	As of December 31,
	2013	2012
Deferred tax assets are attributable to:
Net operating loss carryforwards and tax credits	$168,769	$148,507
Accrued pension and postretirement benefit obligations	19,629	37,494
Non-deductible reserves and other accruals	39,254	33,750
Capitalized Leases	9,435	9,889
MRO inventory reserves	10,760	8,537
Total gross deferred assets	247,847	238,176
Less: Valuation allowance	(219,421)	(207,659)
Net deferred income tax assets	28,426	30,517
Deferred tax liabilities are attributable to:
Deferred cancellation of indebtedness income	(18,672)	(16,310)
Long lived assets	(13,179)	(14,327)
Total gross deferred liabilities	(31,851)	(30,638)
Net deferred tax asset	$(3,425)	$(121)

As of December 31, 2013, the amount of valuation allowance that existed was $219.4 million. The valuation allowance increased $11.8 million during 2013 primarily as a result of the Company recording a new valuation allowance against its deferred tax assets in Italy and not recognizing tax benefits from the increases in U.S. net operating losses. The Company continually monitors all available evidence to determine if sufficient future taxable income will be generated to utilize the existing deferred tax assets. Based on this assessment, the Company continues to record a full valuation allowance against its deferred tax assets in the U.S. and certain international jurisdictions, primarily Mexico, the Netherlands, Brazil, and Italy. If the Company’s operating performance and automotive production volumes remain stable in the U.S., it is reasonably possible that U.S. valuation allowances in excess of $100 million could be released in 2015. The current amount of valuation allowance is approximately 72% domestic and 28% international. As of December 31, 2013, there is not any amount of the valuation allowance for which subsequently recognized benefits will be allocated to reduce goodwill or other intangible assets.

As of December 31, 2012, the amount of valuation allowance that existed was $207.7 million. The valuation allowance increased $19.4 million during 2012 primarily as a result of the Company recording a new valuation allowance against its deferred tax assets in Brazil and not recognizing tax benefits from the increases in U.S. net operating losses.

The Company has U.S. net operating loss (“NOL”) carryforwards of $234.3 million that expire during the years 2027 through 2033, state NOL carryforwards of $102.9 million, and state credit carryforwards of $23.4 million that expire during the years 2013 through 2033. The Company has recorded deferred tax assets of $82 million and $30.6 million related to federal NOL carryforwards and state NOL and credit carryforwards, respectively. During 2013, the Company had an ownership change that limits the annual utilization of the Federal and some state net operating losses. The annual Federal limitation is based on the value of the Company at the time of the change times the long-term tax exempt rate, plus additional adjustments for unrealized built in gains like deferred cancellation of indebtedness that are realized after the change. The Company does not expect the annual limitation will have a material effect on U.S. Federal and state current tax expense and payments in the next several years.

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7. Income Taxes  – (continued)

The Company’s international subsidiaries have NOL carryforwards of $258.4 million and other local income tax NOL carryforwards of $25.5 million at December 31, 2013, many of which are unlimited, while others expire as soon as 2016. The Company has recorded deferred tax assets of $56.2 million related to the foreign NOL and credit carryforwards.

As of December 31, 2013, the Company has not provided for U.S. deferred income taxes and foreign withholding tax on the unremitted earnings of the Company’s international subsidiaries because such earnings are considered permanently reinvested and it is not practical to estimate the amount of income taxes that may be payable upon distribution. The Company has recorded a deferred income tax liability of $3 million for the expected future taxes primarily relating to periodic distributions, in the form of dividends, from the Company’s Chinese subsidiaries to its European holding company.

Unrecognized Tax Benefits

A reconciliation of the beginning and ending amounts of unrecognized tax benefits are as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Unrecognized tax benefit – January 1	$19,242	$20,503	$10,096
Increase in prior year tax positions	0	172	11,107
Decrease in prior year tax positions	(567)	(558)	(2,300)
Increase in current year tax positions	2,656	917	2,634
Audit settlements	(3,336)	(1,789)	(12)
Lapse in statute of limitations	(198)	(302)	(679)
Foreign currency translation	426	299	(343)
Total	$18,223	$19,242	$20,503

The increase in prior year tax positions for 2011 includes increases that did not affect income tax expense in 2011. These unrecognized tax benefits were recorded in other balance sheet accounts or offset by NOLs in prior years.

Included in the balance of unrecognized tax benefits at December 31, 2013, 2012, and 2011 are $17.5 million, $18.9 million, and $19.5 million, respectively, of tax benefits that, if recognized, would affect the effective tax rate. These amounts are primarily associated with international tax issues such as the deductibility of interest expenses and the qualification of a Chinese joint venture for a lower tax rate than the statutory tax rate. Also included in the balance of unrecognized tax benefits at December 31, 2013, 2012 and 2011 are $0.7 million, $0.3 million, and $1 million, respectively, of tax benefits that, if recognized, would result in adjustments to other tax accounts, primarily deferred taxes.

The Company recognizes interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2013 and 2012, the Company accrued for the payment of income tax related interest and penalties of $1.4 million and $1.5 million, respectively. The amount of interest and penalty expense/(benefit) was ($0.1) million, $(1.7) million and $0.2 million for the years ended December 31, 2013, 2012, and 2011, respectively. The $0.1 million decrease in interest and penalties for the year ended December 31, 2012 is the result of an Italian law change, which increased the Company’s NOL, thus reducing the amount of penalties.

The Company is currently under IRS audit for the 2011 tax year. The Company is not currently under U.S. state income tax examination for any tax year. The U.S. statute of limitation extends to the 2007 tax year. The Company is under examination in some international jurisdictions for tax years 2007 – 2009. The Company has appealed German audit assessments for tax years 2004 and 2005. The Company believes appropriate provisions for all outstanding tax issues have been made for all jurisdictions and all open years.

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8. Employee Benefit Plans

The Company sponsors a pension and various other postretirement benefit plans for its employees.

In accordance with FASB ASC No. 805, Business Combinations, on August 1, 2007, the Company recorded a liability for the total projected benefit obligation in excess of plan assets for the Tower International Consolidated Pension Plan (“Pension Plan”) and a liability for the total accumulated postretirement benefit obligation in excess of the fair value of plan assets for other postretirement benefit plans and for postretirement benefit settlement agreements, which were approved by the Bankruptcy Court and assumed by the Company.

Defined Benefit Retirement Plans

The Pension Plan provides benefits for certain current and former U.S. employees. Benefits under the Pension Plan are based on years of service and compensation, as well as other factors. Effective October 1, 2006, the Pension Plan was frozen and the Company ceased accruing any additional benefits. Contributions by the Company are intended to fund benefits that accrued through October 1, 2006.

The Company’s funding policy is to annually contribute amounts to the Pension Plan’s related trust, sufficient to meet the minimum funding requirements of the Employee Retirement Income Security Act of 1974 (“ERISA”) and the Internal Revenue Code of 1986 (the “Code”). The Company expects minimum contribution requirements to the Pension Plan of $16.6 million during 2014. Benefit payments under the Pension Plan are estimated to be $19.2 million, $18.4 million, $18 million, $17.1 million, and $16.9 million for the years ending December 31, 2014, 2015, 2016, 2017, and 2018, respectively, for a total of $89.6 million during that five-year period. Aggregate benefit payments under the Pension Plan for the years 2019 through 2023 are estimated to be $85.6 million.

The following table provides a reconciliation of the changes in the fair value of Pension Plan of assets and the change in the projected benefit obligation (in thousands):

	Year Ended December 31,
	2013	2012
Reconciliation of Fair Value of Pension Plan Assets:
Fair value, beginning of period	$189,472	$173,239
Actual return	14,607	20,197
Employer contributions	15,005	17,108
Expenses paid from Pension Plan assets	(1,248)	(1,383)
Benefits paid	(18,793)	(19,689)
Fair value, end of period	$199,043	$189,472
Change in Projected Benefit Obligation:
Projected benefit obligation, beginning of period	$290,252	$269,462
Service cost	53	44
Interest cost	10,126	11,690
Actuarial (gain)/loss	(25,635)	28,745
Benefits paid	(18,793)	(19,689)
Plan amendments*	(2,045)	—
Projected benefit obligation, end of period	$253,958	$290,252
Funded status of the Pension Plan	$(54,915)	$(100,780)

*	The Company transferred certain benefits from the Pension Plan to the Company's life insurance plan.

At December 31, 2013 and 2012, the funded status of the Pension Plan is recorded as pension liability in the Consolidated Balance Sheets.

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8. Employee Benefit Plans  – (continued)

At the December 31, 2013 and 2012 measurement dates, the accumulated benefit obligation of the Pension Plan was approximately $253 million and $290 million, respectively.

The following table presents the components of the net periodic pension benefit cost of the Pension Plan (in thousands):

	Year Ended December 31,
	2013	2012	2011
Service cost	$53	$44	$30
Interest cost	10,126	11,690	12,601
Expected return on plan assets	(12,305)	(11,215)	(11,259)
Actuarial loss	—	19,157	33,223
Net periodic benefit cost/(income)	$(2,126)	$19,676	$34,595

Pre-tax amounts recognized in other comprehensive income/(loss) for the years ended December 31, 2013, 2012, and 2011 consist of the following (in thousands):

	Year Ended December 31,
	2013	2012	2011
Unrecognized gain/(loss)	$26,689	$(1,989)	$(1,514)
New prior service credit	2,045	—	—
Amount recognized	$28,734	$(1,989)	$(1,514)

The following table summarizes the amounts included in accumulated other comprehensive loss, net of tax, related to the Pension Plan:

	As of December 31,
	2013	2012
Unrecognized loss	$(427)	$(27,116)
New prior service credit	2,045	—
Deferred tax impact	(13,132)	(2,912)
Accumulated other comprehensive loss	$(11,514)	$(30,028)

The significant assumptions used in measuring the Company’s projected benefit obligation at the December 31, 2013 and 2012 measurement dates are as follows:

	Year Ended December 31,
	2013	2012
Discount rate	4.50%	3.65%
Annual rate of increase in compensation	4.50%	4.50%

The assumptions used in determining net periodic benefit cost are shown below:

	Year Ended December 31,
	2013	2012	2011
Discount rate	3.65%	4.50%	5.25%
Expected long-term rate of return on plan assets	7.40%	7.40%	7.40%
Annual rate of increase in compensation	4.50%	4.50%	4.50%

The present value of the Company’s projected benefit obligation is calculated annually by a third party. The discount rates used in the calculations are established based upon the results of a yield curve analysis, which calculates a yield to maturity that mirrors the timing and amounts of future benefit payments.

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8. Employee Benefit Plans  – (continued)

The Company invests the assets of the Pension Plan in a diversified portfolio, which consists of an array of asset classes and attempts to maximize returns while minimizing volatility. The allocation of Pension Plan assets at December 31, 2013 and 2012, as well as the Company’s 2013 target allocations, are as follows:

	Year Ended December 31,
	2013	2012	2013 Target
Fixed income investments	45%	47%	45%
Equity securities	33%	31%	30%
Non-equity investments	19%	22%	20%
Real estate	3%	0%	5%
Total	100%	100%	100%

The expected long-term rate of return on the Pension Plan’s assets assumptions are based upon modeling studies completed with the assistance of the Company’s actuaries and investment consultants. The models take into account inflation, asset class returns, and bond yields for both domestic and foreign markets. These studies, along with the history of returns for the Pension Plan’s, indicate that expected future returns, weighted by asset allocation, supported an expected long-term asset return assumption of 7.4% for 2013 and 2012.

The Company’s investment goals are to achieve returns in excess of the Pension Plan’s actuarial assumptions, commensurate with the Pension Plan’s risk tolerance; to invest in a prudent manner in accordance with fiduciary requirements of ERISA and to ensure that Pension Plan assets will meet the obligations of the Pension Plan as they come due.

Investment management of the Pension Plan is delegated to a professional investment management firm that must adhere to policy guidelines and objectives. An independent investment consultant is used to measure and report on investment performance, perform asset/liability modeling studies, recommend changes to objectives, guidelines, managers, or asset class structure, and keep the Company informed of current investment trends and issues.

The investment policy, as established by the Company’s Benefit Plans Committee (the “Committee”), allows for effective supervision, monitoring, and evaluating of the investment of the Company’s retirement plan assets. This includes setting forth an investment structure for managing assets and providing guidelines for each portfolio to control the level of overall risk and liquidity. The cash inflows and outflows of the Pension Plan will be deployed in a manner consistent with the above target allocations. If the Committee determines cash flows to be insufficient within the strategic allocation target ranges, the Committee shall decide whether to effect transactions to bring the strategic allocation within the threshold ranges. Pension Plan assets do not include equity securities of the Company.

Based on consideration of the Pension Plan’s projected benefit obligation, the Pension Plan’s ability to tolerate risk is in the moderate range. Asset allocation is consistent with this level of risk, with assets being a mix of equities and fixed income. Equity investments are diversified across U.S. and non-U.S. stocks. Minimum and maximum ranges are established for each asset class to control risk and maximize the effectiveness of the Pension Plan’s asset allocation strategy. Asset allocation is reviewed quarterly and rebalanced if necessary. Specific investment guidelines, restrictions, and investment return objectives exist for each asset class and corresponding investment manager.

Pension Plan assets are recorded at fair value. Fixed income and equity securities may each be combined into commingled fund investments, which are valued to reflect the Company’s interest in the fund, based upon the reported year-end net asset value. The estimated fair values of debt securities held are based upon quoted market prices and/or market data for the same or comparable instruments. Because of the nature of these pricing fixed income securities and commingled fixed income funds, some of these instruments are classified as Level 2 or Level 3 investments within the fair value hierarchy, as defined in Note 3. Fair value estimates

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8. Employee Benefit Plans  – (continued)

for publicly-traded equity securities are based upon quoted market prices and/or other market data for the same or comparable instruments. Collective trusts that hold securities directly are stated at fair value of the underlying securities, as determined by the administrator, based on readily determinable market values and as such, are classified as Level 2 or Level 3 investments. Non-equity investments include investments in hedge funds and are valued based upon their year-end reported net asset values. The funded status of the Pension Plan represents the difference between the Company’s projected benefit obligation and fair value of Pension Plan assets and is presented as pension liability in the Consolidated Balance Sheets.

The following table summarizes the Pension Plan assets measured at fair value as of December 31, 2013 and 2012 (in millions). Refer to Note 3 for definitions of Level 1, 2, and 3 financial instruments within the fair value hierarchy and the methods and assumptions used to estimate the fair value of marketable securities.

	Fair Value Measurements at December 31, 2013
Asset Classes	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash	$4	$4	$—	$—
Equity securities	15	15	—	—
Mutual funds(a)	87	76	11	—
Corporate bonds	41	—	41	—
Equity long/short hedge funds(b)	45	—	—	45
Real estate investment funds	7	—	—	7
Total	$199	$95	$52	$52

	Fair Value Measurements at December 31, 2012
Asset Classes	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash	$7	$7	$—	$—
Equity securities	13	13	—	—
Mutual funds(a)	79	67	12	—
Corporate bonds	43	—	43	—
Equity long/short hedge funds(b)	47	—	—	47
Total	$189	$87	$55	$47

(a)	This category consists of mutual fund investments that are focused on fixed income and international equity securities.
(b)	This category includes hedge funds that invest both long and short in a variety of U.S. and international equities and currencies. Management of the hedge funds has the ability to shift investments from value to growth strategies, from small to large capitalization stocks, and from a net long position to a net short position.

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8. Employee Benefit Plans  – (continued)

For Pension Plan assets with fair value measurements using significant unobservable inputs (Level 3), reconciliations of beginning and ending balances are as follows (in millions):

Fair Value Measurements Using Significant
Unobservable Inputs (Level 3)

Equity Long/ Short Hedge Funds
Balance at December 31, 2011	$47
Actual return on plan assets:
Relating to assets still held at the reporting date	3
Purchases	2
Redemptions	(5)
Balance at December 31, 2012	47
Actual return on plan assets:
Relating to assets still held at the reporting date	2
Purchases	1
Redemptions	(5)
Balance at December 31, 2013	$45

Fair Value Measurements Using Significant
Unobservable Inputs (Level 3)

Real Estate Investment Funds
Balance at December 31, 2012	$—
Actual return on plan assets:
Purchases	7
Balance at December 31, 2013	$7

Defined Contribution Retirement Plans

The Company sponsors various qualified defined contribution retirement plans. Each plan serves a defined group of employees and has varying levels of Company contributions. The Company’s contributions to certain plans may be required by the terms of the Company’s collective bargaining agreements. During 2013, 2012, and 2011, the Company contributed $4.6 million, $4.4 million, and $3.8 million, respectively, to its defined contribution retirement plans.

Retirement Plans of Non-U.S. Operations

The Company has no defined benefit pension plans associated with its non-U.S. operations. In certain circumstances, the Company may provide severance benefits to employees whose employment is terminated under a written agreement. The amount of benefits depends upon the length of service of the employee and whether the termination was voluntary or at the request of the Company. During 2013, 2012, and 2011, the Company recorded expenses associated with these non-U.S. plans of $1.6 million, $1.6 million, and $1.8 million, respectively.

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8. Employee Benefit Plans  – (continued)

Other Postretirement Plans

Defined-Dollar Capped Medical Plans

For the retirees of the Company’s former Milwaukee, Wisconsin and Greenville, Michigan facilities, separate Voluntary Employee Beneficiary Association (“VEBA”) Trusts were established. The Milwaukee VEBA Trust began administering medical insurance benefits for retirees and their dependents on July 1, 2006. The Greenville VEBA Trust began administering benefits for retirees and their dependents beginning September 1, 2006.

As of July 31, 2007, the Company assumed the liabilities of the VEBA Trusts, described above, and future benefit payments were capped at specified amounts to be paid through 2011. As a result, the Company determined that these arrangements represent defined benefit postretirement plans and defined-dollar capped plans, in accordance with FASB ASC No. 715, Compensation — Retirement Benefits. The Company recorded the accretion of interest costs until settlement, in accordance with FASB ASC No. 715, in cost of sales in the Consolidated Statements of Operations. Benefit payments during the year ended December 31, 2011 were $0.6 million. Interest accretion during the year ended December 31, 2011 was less than $0.1 million. At December 31, 2011, no further benefit payments remained and no further interest accretion was recorded.

Life Insurance Plans

As of July 31, 2007, the Company assumed life insurance benefits for certain U.S. retirees and the benefit plans pursuant to which such life insurance benefits are provided. Expected future life insurance benefit payments amount to $0.5 million, $0.5 million, $0.9 million, $0.9 million, and $1 million for the years ending December 31, 2014, 2015, 2016, 2017, and 2018, respectively, for a total of $3.8 million during the five-year period. Aggregate expected benefit payments for the years 2019 through 2023 are $4.9 million.

The following table provides a reconciliation of the changes in the benefit obligation and funded status of the Company’s life insurance plans (in thousands):

	Year Ended December 31, 2013	Year Ended December 31, 2012
Reconciliation of fair value of life insurance plan assets:
Fair value of assets, beginning of period	$—	$—
Employer contributions	431	408
Benefits paid	(431)	(408)
Fair value of assets, end of period	$—	$—
Change in benefit obligation:
Benefit obligation, beginning of period	$14,648	$15,020
Plan amendments*	1,974	—
Interest cost	541	650
Actuarial loss/(gain)	(1,588)	(614)
Benefits paid	(431)	(408)
Benefit obligation, end of period	$15,144	$14,648
Funded status of life insurance plans	$(15,144)	$(14,648)

*	The Company transferred certain benefits to the Company's life insurance plan from the Pension Plan.

At December 31, 2013 and 2012, the funded status of the Company’s life insurance plans is recorded as accrued liabilities and other non-current liabilities in the Consolidated Balance Sheets.

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8. Employee Benefit Plans  – (continued)

The following table provides the components of the net periodic benefit cost of the Company’s life insurance plans (in thousands):

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011(a)
Service cost	$—	$—	$—
Interest cost	541	650	716
Expected return on plan assets	—	—	—
Net periodic benefit cost	$541	$650	$716

(a)	Excludes defined-dollar capped plans described above.

Pre-tax amounts recognized in other comprehensive income at December 31, 2013 and 2012 consist of the following (in thousands):

	2013	2012	2011
Net actuarial gain/(loss)	$1,588	$614	$(802)
New prior service cost	(1,974)	—	—
Amount recognized	$(386)	$614	$(802)

The following table summarizes the amounts included in accumulated other comprehensive loss, net of tax, related to the Company’s other postretirement plans:

	As of December 31,
	2013	2012
Unrecognized gain/(loss)	$1,263	$(325)
New prior service cost	(1,974)	—
Deferred tax impact	(608)	—
Accumulated other comprehensive loss	$(1,319)	$(325)

The present value of the Company’s postretirement benefit obligation is calculated annually by a third party. The discount rates used in the calculations are established based upon the results of a yield curve analysis, which calculates a yield to maturity that mirrors the timing and amounts of future benefit payments. The discount rates used to measure the Company’s postretirement benefit obligation in 2013 and 2012 was 4.7% and 3.75%, respectively. The discount rates used to determine the net periodic benefit cost was 3.75%, 4.5%, and 5.25% in 2013, 2012, and 2011, respectively. The measurement dates of the Company’s post retirement plans are December 31 of each year.

Note 9. Earnings per Share (“EPS”)

Basic earnings/(loss) per share is calculated by dividing the net income/(loss) attributable to Tower International, Inc. by the weighted average number of common shares outstanding.

The share count for diluted earnings/(loss) per share is computed on the basis of the weighted average number of common shares outstanding plus the effects of dilutive common stock equivalents (“CSEs”) outstanding during the period. CSEs, which are securities that may entitle the holder to obtain common stock, include outstanding stock options and restricted stock units. When the average price of the common stock during the period exceeds the exercise price of a stock option, the options are considered potentially dilutive CSEs. When there is a loss from continuing operations, potentially dilutive shares are excluded from the computation of earnings per share, as their effect would be anti-dilutive.

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9. Earnings per Share (“EPS”)  – (continued)

The Company excluded 1.5 million, 1 million, and 1.8 million of potentially anti-dilutive shares for the years ended December 31, 2013, 2012, and 2011, respectively.

A summary of the information used to compute basic and diluted net income/(loss) per share attributable to Tower International, Inc. is shown below (in thousands — except share and per share amounts):

	Year Ended December 31,
	2013	2012	2011
Loss from continuing operations	$(16,064)	$(4,782)	$(25,103)
Income from discontinued operations, net of tax	—	29,790	6,948
Net income/(loss)	(16,064)	25,008	(18,155)
Less: Net income attributable to the noncontrolling interests	4,211	6,976	5,109
Net income/(loss) attributable to Tower International, Inc.	$(20,275)	$18,032	$(23,264)
Basic earnings per share
Continuing operations	$(0.99)	$(0.58)	$(1.56)
Discontinued operations	—	1.48	0.36
Net income/(loss) attributable to Tower International, Inc.	(0.99)	0.90	(1.20)
Basic weighted average shares outstanding	20,387,168	20,080,839	19,364,433
Diluted earnings per share
Continuing operations	$(0.99)	$(0.58)	$(1.56)
Discontinued operations	—	1.46	0.36
Net income/(loss) attributable to Tower International, Inc.	(0.99)	0.88	(1.20)
Diluted weighted average shares outstanding	20,387,168	20,447,072	19,364,433

Note 10. Share-Based and Long-Term Compensation

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

Share-Based Compensation

At December 31, 2013, 1,160,273 shares were available for future grants of options and other types of awards under the 2010 Equity Incentive Plan. Forfeited shares may be re-issued under the plan up to the maximum amount to be issued, as defined by the plan.

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Share-Based and Long-Term Compensation  – (continued)

The following table summarizes the Company’s award activity during the years ended December 31, 2013, 2012, and 2011:

	Options		Restricted Stock Units
Outstanding at:	Shares	Weighted Average Exercise Price	Shares	Weighted Average Grant Date Fair Value
December 31, 2010	457,098	$13.00	1,763,625	$13.00
Granted	22,805	15.63	600,894	11.30
Options exercised or RSUs vested	—	—	(881,815)	13.00
Forfeited	(50,463)	13.00	(76,680)	13.42
December 31, 2011	429,440	13.14	1,406,024	12.25
Granted	615,804	11.75	135,911	11.75
Options exercised or RSUs vested	—	—	(847,022)	13.14
Forfeited	(71,499)	12.58	(12,498)	14.63
December 31, 2012	973,745	12.30	682,415	11.00
Granted	—	—	120,873	13.00
Options exercised or RSUs vested	(178,744)	12.44	(69,858)	13.68
Forfeited	(52,617)	12.13	(13,526)	13.15
December 31, 2013	742,384	$12.28	719,904	$11.04

Stock options

The exercise price of each stock option equals the market price of the Company’s common stock on the grant date. Compensation expense is recorded at the grant date fair value and is recognized on a straight-line basis over the applicable vesting periods. The Company’s stock options generally vest over three years, with a maximum term of ten years.

The Company calculates the weighted average grant date fair value of each option granted using a Black-Scholes valuation model. No options were granted during 2013. During the years ended December 31, 2013, 2012, and 2011, the Company recognized an expense related to the options of $1.8 million, $1.7 million, and $0.9 million, respectively. The Company did not recognize any tax benefit related to this compensation expense. As of December 31, 2013, the Company has $1.4 million of unrecognized compensation expense associated with these stock options that will be amortized on a straight-line basis over the next ten months on a weighted average basis.

As of December 31, 2013, the Company has an aggregate of 742,384 stock options that have been granted, but have not yet been exercised. As of December 31, 2013, the remaining average contractual life for the options is approximately eight years. During the year ended December 31, 2013, 178,744 options were exercised, which had an aggregate intrinsic value of $1.3 million. As of December 31, 2013, 276,342 stock options were exercisable, which had an aggregate intrinsic value of $2.4 million. During the year ended December 31, 2013, 52,617 stock options were forfeited.

Restricted stock units (“RSUs”)

The grant date fair value of each RSU equals the market price of the Company’s common stock on the date of grant. Compensation expense is recorded at the grant date fair value, less an estimated forfeiture amount, and is recognized on a straight-line basis over the applicable vesting periods.

During the years ended December 31, 2013, 2012, and 2011, the Company recognized an expense of $3 million, $2.5 million, and $0.5 million, respectively, relating to all of the RSUs granted thus far, excluding the RSUs granted in connection with the Company’s IPO. The Company did not recognize any tax benefit related to this

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Share-Based and Long-Term Compensation  – (continued)

compensation expense. As of December 31, 2013, the Company has $3.3 million of unrecognized compensation expense associated with these RSUs that will be amortized on a straight-line basis over the next 14 months on a weighted average basis. The Company’s RSUs generally vest over a three year period.

The Company did not recognize an expense relating to the RSUs granted in connection with the Company’s IPO during the year ended December 31, 2013. However, during the years ended December 31, 2012 and 2011, the Company recognized an expense of $5.5 million and $13.9 million, respectively. The Company did not recognize any expense related to these RSUs during the year ended December 31, 2013 because all compensation expense associated with these RSUs had been recorded as of April 30, 2012. The Company did not recognize any tax benefit related to this compensation expense.

As of December 31, 2013, the Company has an aggregate of 719,904 RSUs that have been granted, but have not yet vested. During the year ended December 31, 2013, 13,526 RSUs were forfeited.

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

Long-Term Compensation

Performance Award Agreements

On March 5, 2013, the Company granted certain awards pursuant to Performance Award Agreements to approximately 80 executives under the provisions of the 2010 Equity Incentive Plan. The purpose of the awards is to provide the executives an incentive to participate in the long-term success and growth of the Company. The Performance Award Agreements provide for cash-based awards that vest upon payment and will be paid after December 31, 2015, if certain performance conditions are met. These awards are also

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Share-Based and Long-Term Compensation  – (continued)

subject to payment upon a change in control or termination of employment, if certain criteria are met. One half of the awards will be based on the Company's Adjusted EPS Growth Rate, which is defined as the Company’s cumulative Adjusted EPS for the period of January 1, 2013 through December 31, 2015 (the “Performance Period”), stated in terms of a percentage growth rate. The Company's earnings per share will be adjusted to exclude the effect of extraordinary, unusual, and/or nonrecurring items and then will be divided by the number of fiscal years in the specified period, stated in terms of a percentage growth rate. The remaining half of the awards will be based on the Company's percentile ranking of total shareholder return, compared to a peer group of companies (“TSR Percentile”), for the Performance Period. The awards represent unfunded, unsecured obligations of the Company. During the year ended December 31, 2013, the Company recorded an expense of $0.9 million related to these awards. At December 31, 2013, the Company had a liability of $0.9 million related to these awards. This liability is presented as other non-current liabilities in the Consolidated Balance Sheet.

Supplemental Value Creation Program

The Supplemental Value Creation Program was created in 2010 and provided a $7.5 million cash bonus to approximately 70 executives, subject to vesting requirements of nine and 18 months, upon the retirement of the Company’s First Lien Term Loan in full. The Company began recording a liability related to this program in August 2010 when the First Lien Term Loan was retired. The Company did not record an expense related to this program during the year ended December 31, 2013; however, the Company recorded an expense of $0.7 million and $4.2 million for the years ended December 31, 2012 and 2011, respectively. The Company paid $3.3 million upon the nine month vesting of this Program during the second quarter of 2011 and paid an additional $3.1 million upon the 18 month vesting of this Program during the first quarter of 2012. There was no remaining liability as of the year ended December 31, 2012.

Note 11. Related Party Transactions

The Company sells certain products from its Asian operations to our joint venture partners, FAW-VW and Chery. The sales of these products to FAW-VW and FAW were $66.2 million, $122.8 million, and $110 million for the years ended December 31, 2013, 2012, and 2011, respectively. The sales of these products to Chery were $47.5 million, $24.4 million, and $31.7 million for the years ended December 31, 2013, 2012 and 2011, respectively. The Company’s accounts receivable with FAW-VW and FAW at December 31, 2013 and 2012 were $4.1 million and $4 million, respectively. The Company’s accounts receivable with Chery at December 31, 2013 and 2012 was $11 million and $7.2 million, respectively.

Note 12. Segment Information

The Company defines its operating segments as components of its business where separate financial information is available. The Company’s operating segments are routinely evaluated by management. The Company’s chief operating decision maker (“CODM”) is its Chief Executive Officer.

The Company produces engineered structural metal components and assemblies primarily serving the global automotive industry. The Company’s operations have similar economic characteristics and share fundamental characteristics, including the nature of the products, production processes, margins, customers, and distribution channels. The Company’s products include body structures stampings, chassis structures (including frames), and complex welded assemblies for small and large cars, crossovers, pickups, and SUVs. The Company is comprised of four operating segments: Europe, Asia, North America, and South America. These operating segments are aggregated into two reportable segments. The International segment consists of Europe and Asia while the Americas segment consists of North and South America.

The Company measures segment operating performance based on Adjusted EBITDA. The Company uses segment Adjusted EBITDA as the basis for the CODM to evaluate the performance of each of the Company’s reportable segments.

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12. Segment Information  – (continued)

The following is a summary of select data for each of the Company’s reportable segments (in thousands):

	International	Americas	Total
2013:
Revenues	$951,019	$1,151,000	$2,102,019
Adjusted EBITDA	79,090	133,204	212,294
Capital expenditures	44,380	49,255	93,635
Total assets	$736,272	$446,721	$1,182,993
2012:
Revenues	$945,905	$1,139,009	$2,084,914
Adjusted EBITDA	85,423	112,463	197,886
Capital expenditures	63,501	45,637	109,138
Total assets	$769,321	$468,801	$1,238,122
2011:
Revenues	$981,652	$1,072,056	$2,053,708
Adjusted EBITDA	96,481	106,105	202,586
Capital expenditures	52,027	51,799	103,826
Total assets	$905,482	$491,896	$1,397,378

Inter-segment sales are not significant for any period presented. Capital expenditures do not equal cash disbursed for purchases of property, plant, and equipment, as presented in the accompanying Consolidated Statements of Cash Flows, as capital expenditures above include amounts paid and accrued during the periods presented.

The following is a reconciliation of Adjusted EBITDA to income/(loss) before provision for income taxes and equity in loss of joint venture (in thousands):

	Years Ended December 31,
	2013	2012	2011
Adjusted EBITDA	$212,294	$197,886	$202,586
Restructuring and asset impairment charges, net	(21,207)	(10,738)	(2,660)
Depreciation and amortization	(94,837)	(92,856)	(102,583)
Acquisition costs and other	(907)	(431)	(1,554)
Long-term compensation expense	(6,630)	(10,416)	(19,538)
Interest expense, net	(50,859)	(53,815)	(53,507)
Other expense	(48,448)	—	(1,331)
Pension actuarial loss	—	(19,157)	(33,223)
Closure of Tower Defense & Aerospace	(2,835)	—	—
Income/(loss) before provision for income
taxes and equity in loss of joint venture	$(13,429)	$10,473	$(11,810)

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12. Segment Information  – (continued)

The following is a summary of revenues and long-lived assets by geographic location (in thousands):

	Years Ended and End of Year December 31,
	2013		2012		2011
	Revenues	Long-Lived Assets	Revenues	Long-Lived Assets	Revenues	Long-Lived Assets
Germany	$338,712	$71,696	$358,736	$68,632	$402,946	$78,616
Belgium	188,932	30,314	148,026	30,430	154,503	28,890
Slovakia	181,421	72,158	208,865	79,443	155,286	75,308
Italy	90,541	32,765	101,887	33,026	142,812	37,581
Other Europe	68,989	13,856	51,094	17,154	59,194	8,652
China	189,231	98,641	187,511	84,200	155,005	44,942
South Korea	—	—	—	—	—	123,817
U.S.	958,009	173,848	925,677	208,605	852,446	220,028
Brazil	193,469	59,440	215,471	52,625	219,753	51,447
Intercompany eliminations	(107,285)	—	(112,353)	—	(88,237)	—
Total	$2,102,019	$552,718	$2,084,914	$574,115	$2,053,708	$669,281

Revenues are attributed to geographic locations based on the location of specific production. Long-lived assets consist of net property, plant, and equipment and company-owned tooling.

The following is a summary of the approximate composition of the Company’s revenues, by product category (in thousands):

	Years Ended December 31,
	2013	2012	2011
Body structures and assemblies	$1,144,715	$1,142,365	$1,115,509
Complex body-in-white assemblies	533,454	494,784	453,454
Chassis, lower vehicle systems, and suspension components	423,850	447,765	484,745
Total	$2,102,019	$2,084,914	$2,053,708

The Company sells its products directly to automotive manufacturers. The following table presents a summary of customers that accounted for 10% or more of consolidated revenues in any of the three years ended December 31, 2013:

	2013	2012	2011
Ford	22%	21%	20%
VW	19%	23%	20%
Chrysler	10%	9%	7%

All customers that accounted for 10% or more of consolidated revenues from the table above are customers in the automotive industry; therefore, the Company is subject to a concentration of credit risk.

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13. Acquisitions and Joint Ventures

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

During the second quarter of 2013, the Company reached an agreement with the parties to the Ningbo joint venture, whereby the Company agreed to acquire an additional 6% equity interest in Ningbo for $0.8 million. As of December 31, 2013, the Company has an accrual of $0.8 million recorded and it expects to make the payment to acquire the additional 6% interest during the first quarter of 2014. In addition, certain other agreements were modified, which resulted in the Company no longer having the ability to exert control over the operating and financial affairs of Ningbo. Accordingly, the financial results of Ningbo are no longer consolidated within the Company's financial statements; rather, the Company's proportionate share of the earnings of the joint venture have been presented net of tax as equity in earnings of joint venture in the Consolidated Statements of Operations. During the year ended December 31, 2013, in connection with the de-consolidation, the Company recognized a gain of $1.5 million in accordance with FASB ASC No. 810, Consolidation, which is recorded in cost of sales in the Consolidated Statements of Operations. The Company also incurred direct costs of $0.4 million in relation to the revised agreements, which have been recorded in selling, general, and administrative expenses.

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

W Industries

On April 11, 2011, TD&A, a wholly owned subsidiary of the Company, acquired substantially all of the assets of W Industries, Inc. located in Detroit, Michigan. The Company exchanged its ownership in the W Industries secured debt acquired during the first quarter of 2011 (fair value of $11.3 million) and cash for substantially all of the assets of W Industries and agreed to assume certain liabilities. The acquisition was accounted for as a purchase under the acquisition method in accordance with FASB ASC No. 805, Business Combinations. The total purchase price was approximately $22.3 million, which did not include direct acquisition costs of approximately $1.1 million. The acquisition was recorded by allocating the purchase price to the assets acquired, including identifiable intangible assets and liabilities assumed, based on their estimated fair values at the date of acquisition. There was no goodwill recorded in connection with the acquisition. Supplemental pro forma disclosures are not included as the amounts are deemed immaterial. Revenues and earnings of TD&A since the acquisition date are included in the Company’s Consolidated Statement of Operations and are immaterial for all periods presented.

In April 2013 the Company announced the closing of the operations of TD&A and in June 2013, the sale of substantially all of the assets of TD&A were sold. Refer to Note 4 for further information regarding the closure of TD&A.

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14. Commitments and Contingencies

Leases

The Company leases office space, manufacturing space, and certain equipment under non-cancelable lease agreements, which require the Company to pay maintenance, insurance, taxes, and other expenses, in addition to rental payments. The Company has entered into leasing commitments with lease terms expiring between the years 2014 and 2021. The Company has options to extend the terms of certain leases in future periods. The properties covered under these leases include manufacturing and office equipment and facilities. Rent expense for all operating leases totaled $21.6 million, $22.3 million, and $21.3 million during the years ended December 31, 2013, 2012, and 2011, respectively.

Future minimum capital and operating lease payments at December 31, 2013 are as follows (in thousands):

Year	Operating Leases	Capital Leases
2014	$24,597	$1,786
2015	19,844	1,765
2016	16,675	1,693
2017	14,270	1,621
2018	13,203	6,479
Thereafter	22,943	—
Total future lease payments	$111,532	13,344
Less: amount representing interest		(2,111)
Present value of minimum lease payments		$11,233

Purchase Commitments

As of December 31, 2013, the Company was obligated under executory purchase orders for approximately $57.9 million of tooling, $34.8 million of capital expenditures, and $7.7 million of other expenditures.

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

Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. The established liability for environmental matters is based upon management’s best estimates of expected investigation/remediation costs related to environmental contamination. It is possible that actual costs associated with these matters will exceed the environmental reserves established by the Company. Inherent uncertainties exist in the estimates, primarily due to unknown environmental conditions, changing governmental regulations, and legal standards regarding liability and evolving technologies for handling site remediation and restoration. At December 31, 2013 and 2012, the Company had approximately $1.7 million and $2.3 million, respectively, accrued for environmental matters.

Contingent Matters

The Company will establish an accrual for matters in which losses are probable and can be reasonably estimated. These types of matters may involve additional claims that, if granted, could require the Company to pay penalties or make other expenditures in amounts that will not be estimable at the time of discovery of the matter. In these cases, a liability will be recorded at the low end of the range if no amount within the range is a better estimate in accordance with FASB ASC No. 450, Accounting for Contingencies.

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14. Commitments and Contingencies  – (continued)

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

Note 15. Change in Working Capital and Other Operating Items

The following table summarizes the sources/(uses) of cash provided by changes in working capital and other operating items (in thousands):

	Year Ended December 31,
	2013	2012	2011
Accounts receivable	$10,465	$38,410	$(27,893)
Inventories	58	(4,832)	(10,382)
Prepaid tooling and other current assets	51,453	(44,682)	4,152
Accounts payable and accrued liabilities	(11,758)	(45,000)	20,078
Other assets and liabilities	(14,075)	47,603	(7,958)
Change in working capital	$36,143	$(8,501)	$(22,003)

Note 16. Quarterly Financial Data (Unaudited)

The following table summarizes select quarterly financial data (in thousands):

Quarter	Net Sales	Gross Profit	Net Income/ (Loss)		Net Income/ (Loss) Attributable to Tower International, Inc.		Diluted Earnings/ (Loss) per Share
2013
1st	$534,140	$58,060	$4,534		$2,548		$0.12
2nd	555,878	69,467	(45,348	)(a)	(45,111	)(a)	(2.22	)(a)
3rd	495,197	55,975	4,216		3,318		0.16
4th	516,804	59,964	20,534		18,970		0.90
Full Year	$2,102,019	$243,466	$(16,064)		$(20,275)		$(0.99)
2012
1st	$529,691	$56,497	$2,060		$626		$0.03
2nd	554,952	70,463	9,258		7,658		0.38
3rd	492,127	53,328	(2,382)		(3,975)		(0.20)
4th	508,144	33,336	16,072		13,723		0.67
Full Year	$2,084,914	$213,624	$25,008		$18,032		$0.88

(a)	The Company recorded $40.9 million of other expense related to the premium paid and tender fee on the notes repurchase in connection with the Tender Offer ($38.1 million), the premium paid in connection with the $43 million notes redemption in May 2013 ($2.2 million), and the breakage fee incurred to reduce the Letter of Credit Facility from $22.5 million to $8.5 million ($0.6 million).

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17. Subsequent Events

On January 31, 2014, the Company amended the Term Loan Credit Agreement pursuant to the Second Refinancing Term Loan Amendment and Additional Term Loan Amendment (the “Second Term Loan Amendment”), by and among Tower Automotive Holdings USA, LLC, as borrower, Tower International, Inc., Tower Automotive Holdings I, LLC, Tower Automotive Holdings II(a), LLC, Tower Automotive Holdings II(b), LLC and the subsidiary guarantors named therein, as Guarantors, each of the financial institutions from time to time party thereto as lenders, and Citibank, N.A., as administrative agent for the lenders, pursuant to which, among other things, the outstanding term loans under the Term Loan Credit Agreement were refinanced in full, and additional term loans in an aggregate principal amount of approximately $33 million (the “Additional Term Loans”) were disbursed. After giving effect to the disbursement of the Additional Term Loans, there are term loans (the “Term Loans”) in the aggregate principal amount of $450 million outstanding under the Term Loan Credit Agreement.

The purpose of the Second Term Loan Amendment was to re-price the Term Loan Credit Facility. The maturity date of the Term Loan Credit Facility remains April 23, 2020. The Term Loans will bear interest at (i) the Alternate Base Rate plus a margin of 2.00% or (ii) the Adjusted LIBO Rate (calculated by multiplying the applicable LIBOR rate by a statutory reserve rate, with a floor of 1.00%) plus a margin of 3.00%.

TOWER INTERNATIONAL, INC.

SCHEDULE 1 — CONDENSED BALANCE SHEETS
(Amounts in thousands, except share data)

	December 31, 2013	December 31, 2012
ASSETS
Intercompany receivables	$167,957	$161,652
Total assets	$167,957	$161,652
LIABILITIES AND STOCKHOLDERS' EQUITY
Intercompany payables	$86,347	$85,862
Loss in excess of investment in subsidiaries	7,235	12,543
Total liabilities	93,582	98,405
Stockholders' equity:
Preferred stock, $0.01 par value, 50,000,000 authorized and 0 issued and outstanding	—	—
Common stock, $0.01 par value, 350,000,000 authorized, 21,079,027 issued and 20,472,637 outstanding at December 31, 2013 and 20,830,425 issued and 20,247,134 outstanding at December 31, 2012	211	208
Additional paid in capital	327,998	321,032
Treasury stock, at cost, 606,390 and 583,291 shares as of December 31, 2013 and December 31, 2012	(8,594)	(8,297)
Accumulated deficit	(257,487)	(237,212)
Accumulated other comprehensive income/(loss)	12,247	(12,484)
Total stockholders' equity	74,375	63,247
Total liabilities and stockholders' equity	$167,957	$161,652

TOWER INTERNATIONAL, INC.

SCHEDULE 1 — CONDENSED STATEMENTS OF OPERATIONS
(Amounts in thousands)

	Year Ended December 31,
	2013	2012	2011
OPERATING EXPENSES
General and administrative expenses	$(4,743)	$(9,627)	$(15,112)
Total operating expenses	(4,743)	(9,627)	(15,112)
OTHER INCOME
Intercompany interest income	3,891	4,442	3,785
Total other income	3,891	4,442	3,785
Equity income/(loss) of subsidiaries	(19,423)	23,217	(11,937)
Income/(loss) available to common shareholders	$(20,275)	$18,032	$(23,264)

TOWER INTERNATIONAL, INC.

SCHEDULE 1 — CONDENSED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(Amounts in thousands)

	Year Ended December 31,
	2013	2012	2011
Net income/(loss)	$(20,275)	$18,032	$(23,264)
Other comprehensive income/(loss), net of tax	24,731	(1,234)	(14,144)
Comprehensive income/(loss)	$4,456	$16,798	$(37,408)

TOWER INTERNATIONAL, INC.

SCHEDULE 1 — CONDENSED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year Ended December 31,
	2013	2012	2011

OPERATING ACTIVITIES:
Net income/(loss)	$(20,275)	$18,032	$(23,264)
Adjustments required to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Non-cash share-based compensation	4,743	9,613	15,174
Equity (income)/loss of subsidiaries	19,423	(23,217)	11,937
Change in working capital and other operating items	(5,818)	(1,261)	1,283
Net cash provided by/(used in) operating activities	$(1,927)	$3,167	$5,130
FINANCING ACTIVITIES:
Purchase of treasury stock	$(297)	$(3,167)	$(5,130)
Proceeds from stock options exercised	2,224	—	—
Net cash provided by/(used in) financing activities	$1,927	$(3,167)	$(5,130)
NET CHANGE IN CASH AND CASH EQUIVALENTS	$—	$—	$—
CASH AND CASH EQUIVALENTS:
Beginning of period	$—	$—	$—
End of period	$—	$—	$—

TOWER INTERNATIONAL, INC.

CONDENSED NOTES TO SCHEDULE 1

1. Basis of presentation

Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted. The Company’s investment in subsidiaries is stated at cost plus equity in undistributed earnings of subsidiaries.

2. Restricted net assets

Schedule I of Article 5-04 of Regulation S-X requires the condensed financial information of a registrant be filed when the restricted net assets of consolidated subsidiaries exceed 25 percent of consolidated net assets as of the end of the most recently completed fiscal year. For purposes of the above test, restricted net assets of consolidated subsidiaries shall mean that amount of the registrant’s proportionate share of net assets of consolidated subsidiaries (after intercompany eliminations) which as of the end of the most recent fiscal year may not be transferred to the parent company by subsidiaries in the form of loans, advances or cash dividends without the consent of a third party (i.e., lender, regulatory agency, foreign government, etc.).

The condensed parent company financial statements have been prepared in accordance with Rule 12-04, Schedule I of Regulation S-X as the restricted net assets of the subsidiaries of Tower International, Inc. exceed 25% of the consolidated net assets of Tower International, Inc. The ability of the Company's Chinese subsidiaries to pay dividends may be restricted because dividends are subject to approval by the Company's joint venture partners and the Chinese government. As a result, we may be unable to distribute any dividends outside of China. However, the Company has been able to remit dividends from its Chinese subsidiaries in 2013 and in prior periods and plans to do so in the future at certain locations.

As of December 31, 2013, the amount of the Company’s restricted net assets was $63.5 million.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Mark Malcolm, our Chief Executive Officer (“CEO“), and James C. Gouin, our Chief Financial Officer (“CFO”), have performed an evaluation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2013 and each has concluded that such disclosure controls and procedures were effective at a reasonable assurance level to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms and such information is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow for timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2013. The assessment was based on criteria established in the framework “Internal Control — Integrated Framework (1992)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2013.

The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which follows.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Tower International, Inc.
Livonia, MI

We have audited the internal control over financial reporting of Tower International, Inc. and subsidiaries (the “Company”) as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2013 of the Company and our report dated March 7, 2014 expressed an unqualified opinion on those financial statements and financial statement schedules.

/s/ DELOITTE & TOUCHE LLP

Detroit, Michigan
March 7, 2014

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting during the quarter ended December 31, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The information required by Item 10 regarding executive officers and directors is incorporated by reference from the information under the captions “Directors and Executive Officers” and “The Board of Directors” in the Company’s definitive Proxy Statement for the 2014 Annual Meeting of the Stockholders (the “Proxy Statement”), or will be filed by amendment. The information required by Item 10 regarding the audit committee and audit committee financial expert disclosure is incorporated by reference from the information under the caption “The Board of Directors — Committees of the Board of Directors” and “Audit Committee Matters” in the Proxy Statement, or will be filed by amendment.

Disclosure of delinquent Section 16 filers required by Item 10, if any, pursuant to Item 405 of Regulation S-K is incorporated by reference from the information under the caption “Additional Information — Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement, or will be filed by amendment.

Tower has adopted a Code of Business Conduct and Ethics that applies to, among other persons, our principal executive officer, principal financial officer, principal accounting officer, and other persons performing similar functions. A copy of our Code of Business Conduct and Ethics is available on our website, www.towerinternational.com, by following links to “Investor Relations,” “Corporate Governance,” “Governance Documents” and “Code of Business Conduct” or upon written request to the Company. In the event that we make any amendments to, or grant any waiver including an implicit waiver from, a provision of the Code of Conduct and Ethics that applies to our principal executive officer, principal financial officer or principal accounting officer that requires disclosure under applicable SEC rules, we intend to disclose the amendment or waiver and the reasons therefore on our website within four business days of the date of the amendment or waiver.

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

Equity Compensation Plan Information — The following table provides information about our equity compensation plans as of December 31, 2013.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	1,462,288	$11.67	1,160,273
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	1,462,288	$11.67	1,160,273

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) List of documents filed as part of this Annual Report or incorporated herein by reference:

(1)	Financial Statements: The following financial statements of the Registrant as set forth under Part II, Item 8 of this report on Form 10-K on the pages indicated:

Audited Financial Statements for the Three Years Ended December 31, 2013:

(2)	Financial Statement Schedules:
(a)	Schedule I — Parent company financial statements, as set forth under Part II, Item 8 of this report on Form 10-K
(b)	Schedule II:

SCHEDULE II

Valuation and Qualifying Accounts for the years ended December 31, 2013, 2012, and 2011 (in thousands)

Column A	Column B	Column C		Column D		Column E
		Additions
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions		Balance at End of Year
Year Ended December 31, 2013
Allowance for doubtful accounts	$4,105	$600	$—	$(2,634	)(a)	$2,071
Deferred tax asset valuation allowance	207,659	19,841	(8,079)	—		219,421
Year Ended December 31, 2012
Allowance for doubtful accounts	$3,612	$1,919	$—	$(1,425	)(a)	$4,105
Deferred tax asset valuation allowance	188,336	13,985	5,338	—		207,659
Year Ended December 31, 2011
Allowance for doubtful accounts	$1,674	$3,182	$—	$(1,244	)(a)	$3,612
Deferred tax asset valuation allowance	180,395	13,982	(6,041)	—		188,336

(a)	Write off of uncollectible accounts and collections of past due accounts.

All other schedules are omitted because they are inapplicable or not required or the information is included in the Company's Consolidated Financial Statements or the notes thereto.

(3)	Exhibits

2.1	Asset Purchase Agreement, dated as of May 1, 2007, by and among Tower Automotive, Inc., a debtor-in-possession and certain of its subsidiaries, and Tower Automotive, LLC f/k/a TA Acquisition Company, LLC (filed as Exhibit 2.1 to the Registrant’s Registration Statement on Form S-1 as originally filed on March 4, 2010 (No. 333-165200) and incorporated herein by reference).
2.2	Form of Contribution Agreement providing for the contribution of equity interests in Tower Automotive, LLC to Tower International Holdings, LLC (filed as Exhibit 2.2 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
3.1	Form of Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
3.2	Form of By-Laws of the Registrant (filed as Exhibit 3.1to the Registrant’s Current Report on Form 8-K filed January 8, 2014 and incorporated herein by reference).
4.1	See Exhibits 3.1 and 3.2 for provisions of the Certificate of Incorporation and Bylaws of the Registrant defining the rights of holders of common stock of the Registrant.
4.2	Specimen stock certificate (filed as Exhibit 4.2 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
4.3	Form of Registration Rights Agreement between the Registrant and Tower International Holdings, LLC (filed as Exhibit 4.3 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
4.4	Indenture, dated as of August 24, 2010, among Tower Automotive Holdings USA, LLC and TA Holdings Finance, Inc., as issuers, the guarantors’ party thereto and Wilmington Trust FSB, as trustee and collateral agent (filed as Exhibit 4.4 to Amendment No. 6 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.1	Amended and Restated Intercreditor Agreement, dated as of August 24, 2010, among JPMorgan Chase Bank, N.A., as representative with respect to certain agreements identified therein, Wilmington Trust FSB, as representative with respect to the notes agreement identified therein, each additional representative from time to time party thereto, Tower Automotive Holdings USA, LLC, the other loan parties party thereto and Tower Automotive, LLC (filed as Exhibit 10.9 to Amendment No. 6 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.2	Term Intercreditor Agreement, dated as of August 24, 2010, among JPMorgan Chase Bank, N.A., as synthetic letter of credit facility agent, Wilmington Trust FSB, as notes collateral agent, each additional term agent from time to time party thereto, each grantor from time to time party thereto and Tower Automotive, LLC (filed as Exhibit 10.10 to Amendment No. 6 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.3	Notes Security Agreement, dated as of August 24, 2010, among Tower Automotive Holdings USA, LLC, TA Holdings Finance, Inc., the subsidiary guarantors’ party thereto and Wilmington Trust FSB, as collateral agent (filed as Exhibit 10.13 to Amendment No. 6 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.4†	Registrant’s Employment Agreement with Gyula Meleghy (filed as Exhibit 10.29 to the Registrant’s Registration Statement on Form S-1 as originally filed on March 4, 2010 (No. 333-165200) and incorporated herein by reference).
10.5†	Registrant’s Compensation Agreement with Paul Radkoski (filed as Exhibit 10.31 to the Registrant’s Registration Statement on Form S-1 as originally filed on March 4, 2010 (No. 333-165200) and incorporated herein by reference).
10.6	Form of Indemnification Agreement (filed as Exhibit 10.24 to Amendment No. 8 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).

10.7	Service Agreement with Rande Somma & Associates LLC (filed as Exhibit 10.33 to the Registrant’s Registration Statement on Form S-1 as originally filed on March 4, 2010 (No. 333-165200) and incorporated herein by reference).
10.8	Amendment to Service Agreement with Rande Somma & Associates LLC, dated September 29, 2010 (filed as Exhibit 10.55 to Amendment No. 9 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.9	Service Agreement with Larry Schwentor and MGT4VALUE LLC (filed as Exhibit 10.34 to the Registrant’s Registration Statement on Form S-1 as originally filed on March 4, 2010 (No. 333-165200) and incorporated herein by reference).
10.10†	Second Amended and Restated Value Creation Plan of Tower Automotive, LLC (filed as Exhibit 10.27 to Amendment No. 8 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.11†	Form of 2010 Equity Incentive Plan (filed as Exhibit 10.28 to Amendment No. 9 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.12†	Form of Restricted Stock Award Agreement (filed as Exhibit 10.29 to Amendment No. 8 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.13†	Form of Restricted Stock Unit Award Agreement (filed as Exhibit 10.30 to Amendment No. 8 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.14†	Form of Restricted Stock Unit Award Agreement (filed as Exhibit 10.30.1 to Amendment No. 8 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.15†	Form of Nonqualified Stock Option Grant Agreement (filed as Exhibit 10.31 to Amendment No. 8 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.16†	Form of Nonqualified Stock Option Grant Agreement (filed as Exhibit 10.31.1 to Amendment No. 8 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.17†	Form of Incentive Stock Option Grant Agreement (filed as Exhibit 10.32 to Amendment No. 8 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.18†	Tower Management, LLC 2007 Management Incentive Plan (filed as Exhibit 10.33 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.19†	Form of Award Letter, Tower Automotive, LLC Supplemental Value Creation Program Plan (filed as Exhibit 10.34 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.20†	Form of Award Letter, Tower Automotive, LLC 2010 Long-Term Incentive Program (filed as Exhibit 10.35 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.21†	Form of Award Letter, Tower Automotive, LLC Special Incentive Program (filed as Exhibit 10.36 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.22††	Lease Agreement, dated as of April 10, 2002, by and among Module (DE) Limited Partnership, Tower Automotive Products Company, Inc. and Tower Automotive Tool LLC (filed as Exhibit 10.37 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).

10.23	Amendment No. 1 to Lease Agreement, dated as of November 15, 2002, by and among Module (DE) Limited Partnership, Tower Automotive Products Company, Inc. and Tower Automotive Tool LLC (filed as Exhibit 10.38 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.24††	Amendment No. 2 to Lease Agreement, dated as of July 31, 2007, by and among Module (DE) Limited Partnership, Tower Automotive Products Company, Inc. and Tower Automotive Tool LLC (filed as Exhibit 10.39 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.25††	Lease Agreement, dated as of April 10, 2002, by and among Chassis (DE) Limited Partnership, Tower Automotive Products Company, Inc. and Tower Automotive Tool LLC (filed as Exhibit 10.40 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.26	Amendment No. 1 to Lease Agreement, dated as of October 9, 2002, by and among Chassis (DE) Limited Partnership, Tower Automotive Products Company, Inc. and Tower Automotive Tool LLC (filed as Exhibit 10.41 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.27††	Amendment No. 2 to Lease Agreement, dated as of July 31, 2007, by and among Chassis (DE) Limited Partnership, Tower Automotive Products Company, Inc. and Tower Automotive Tool LLC (filed as Exhibit 10.42 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.28	Unit Sale and Purchase Agreement of Mark Malcolm (filed as Exhibit 10.43 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.29	Unit Sale and Purchase Agreement of Jim Gouin (filed as Exhibit 10.44 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.30	Unit Sale and Purchase Agreement of Michael Rajkovic (filed as Exhibit 10.45 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.31	Unit Sale and Purchase Agreement of Gyula Meleghy (filed as Exhibit 10.47 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.32	Unit Sale and Purchase Agreement of Rande Somma and Associates LLC (filed as Exhibit 10.48 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.33	Unit Sale and Purchase Agreement of MGT4VALUE LLC (filed as Exhibit 10.49 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.34†	Form of Amendment to Form of Award Letter, Tower Automotive, LLC 2010 Long-Term Incentive Program (filed as Exhibit 10.53 to Amendment No. 9 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.35†	Form of Award Letter, Tower Automotive, LLC 2010 Special Incentive Program (filed as Exhibit 10.54 to Amendment No. 8 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.36	Letter of Credit Facility Agreement, dated as of June 13, 2011, among Tower Automotive Holdings USA, LLC, as borrower, Tower International, Inc., as holdings, JPMorgan Chase Bank, N.A., as L/C participant, and JPMorgan Chase Bank, N.A., as administrative agent and issuing lender (filed as Exhibit 10.56 to the Registrant’s Annual Report on Form 10-K filed March 8, 2012 and incorporated herein by reference).

10.37†††	Amendment No. 3 to Lease Agreement, dated as of January 24, 2011, by and among Chassis (DE) Limited Partnership, Tower Automotive USA Operations I, LLC and Tower Automotive USA Operations II, LLC (successors in interest to Tower Automotive Products Company, Inc. and Tower Automotive Tool LLC) (filed as Exhibit 10.60 to the Registrant’s Annual Report on Form 10-K filed March 8, 2012 and incorporated herein by reference).
10.38†††	Amendment No. 4 to Lease Agreement, dated as of October 3, 2011, by and among Chassis (DE) Limited Partnership, Tower Automotive USA Operations I, LLC and Tower Automotive USA Operations II, LLC (successors in interest to Tower Automotive Products Company, Inc. and Tower Automotive Tool LLC) (filed as Exhibit 10.61 to the Registrant’s Annual Report on Form 10-K filed March 8, 2012 and incorporated herein by reference).
10.39	Amendment to Service Agreement with Rande Somma & Associates LLC, dated November 29, 2011 (filed as Exhibit 10.62 to the Registrant’s Annual Report on Form 10-K filed March 8, 2012 and incorporated herein by reference).
10.40	Service Agreement between Rande Somma & Associates LLC and Tower Defense & Aerospace, LLC, dated as of January 3, 2012 (filed as Exhibit 10.63 to the Registrant’s Form 10-K/A filed April 24, 2012 and incorporated herein by reference.)
10.41	Cancellation Agreement for Gyula Meleghy, President, International Operations (filed as Exhibit 10.64 to the Registrant’s Quarterly Report on Form 10-Q filed August 7, 2012 and incorporated herein by reference).
10.42	Registrant’s Employment Agreement with Par Malmhagen (filed as Exhibit 10.65 to the Registrant’s Quarterly Report on Form 10-Q filed August 7, 2012 and incorporated herein by reference).
10.43	Stock Purchase Agreement between Tower Automotive Holdings Asia B.V., Tower Automotive International Holdings B.V., and SJ Holdings, Inc. (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed January 2, 2013 and incorporated herein by reference).
10.44†	Form of 2012 Bonus Plan (filed as Exhibit 10.67 to the Registrant’s Current Report on Form 10-K filed March 7, 2013 and incorporated herein by reference).
10.45†	Amended and Restated Employment Agreement, dated as of March 4, 2013, between Tower Automotive Operations USA I, LLC and Mark Malcolm (filed as Exhibit 10.68 to the Registrant’s Current Report on Form 10-K filed March 7, 2013 and incorporated herein by reference).
10.46†	Amended and Restated Employment Agreement, dated as of March 4, 2013, between Tower Automotive Operations USA I, LLC and James Gouin (filed as Exhibit 10.69 to the Registrant’s Current Report on Form 10-K filed March 7, 2013 and incorporated herein by reference).
10.47†	Amended and Restated Employment Agreement, dated as of March 4, 2013, between Tower Automotive Operations USA I, LLC and Michael Rajkovic (filed as Exhibit 10.70 to the Registrant’s Current Report on Form 10-K filed March 7, 2013 and incorporated herein by reference).
10.48†	Employment Agreement, dated as of March 4, 2013, between Tower Automotive Operations USA I, LLC and James Bernard (filed as Exhibit 10.71 to the Registrant’s Current Report on Form 10-K filed March 7, 2013 and incorporated herein by reference).
10.49†	Employment Agreement, dated as of March 4, 2013, between Tower Automotive Operations USA I, LLC and William Cook (filed as Exhibit 10.72 to the Registrant’s Current Report on Form 10-K filed March 7, 2013 and incorporated herein by reference).
10.50†	Amendment to Employment Agreement, dated as of March 4, 2013, between Tower Automotive Holding GmbH and Par Malmhagen (filed as Exhibit 10.73 to the Registrant’s Current Report on Form 10-K filed March 7, 2013 and incorporated herein by reference).
10.51†	Form of Performance Award Agreement (filed as Exhibit 10.74 to the Registrant’s Current Report on Form 10-K filed March 7, 2013 and incorporated herein by reference).

10.52	Amendment to Letter of Credit Facility Agreement, dated as of April 22, 2013, among Tower Automotive Holdings USA, LLC, the Registrant, JPMorgan Chase Bank, N.A., as L/C participant and JPMorgan Chase Bank, N.A., as administrative agent and issuing lender, filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed April 24, 2013 and incorporated herein by reference.
10.53	Term Loan and Guaranty Agreement, dated as of April 23, 2013, by and among Tower Automotive Holdings USA, LLC, as borrower, Tower International, Inc., Tower Automotive Holdings I, LLC, Tower Automotive Holdings II(a), LLC, Tower Automotive Holdings II (b), LLC and the subsidiary guarantors named therein, as Guarantors, each of the financial institutions from time to time party thereto as lenders, and Citibank, N.A., as administrative agent for the lenders (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed April 24, 2013 and incorporated herein by reference).
10.54	Second Amended and Restated Revolving Credit and Guaranty Agreement dated as of June 19, 2013 by and among Tower Automotive Holdings USA, LLC, Tower International, Inc., Tower Automotive Holdings I, LLC, Tower Automotive Holdings II(a), LLC, Tower Automotive Holdings II(b), LLC, the subsidiary guarantors named therein, JPMorgan Chase Bank, N.A., Wells Fargo Capital Finance, LLC and each of the other financial institutions from time to time party thereto, as Lenders and JPMorgan Chase Bank, N.A., as Issuing Lender, as Swing Line Lender and as Administrative Agent for the Lenders (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed June 20, 2013 and incorporated herein by reference).
10.55	Second Amended and Restated ABL Security Agreement dated as of June 19, 2013 among Tower Automotive Holdings USA, LLC, the guarantors named therein and JPMorgan Chase Bank, N.A., as Agent for the Lenders (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed June 20, 2013 and incorporated herein by reference).
10.56	First Refinancing Term Loan Amendment to Term Loan and Guaranty Agreement, dated as of July 29, 2013, by and among Tower Automotive Holdings USA, LLC, as borrower, Tower International, Inc., Tower Automotive Holdings I, LLC, Tower Automotive Holdings II(a), LLC, Tower Automotive Holdings II(b), LLC and the subsidiary guarantors named therein, as Guarantors, each of the financial institutions from time to time party thereto as lenders, and Citibank, N.A., as administrative agent for the lenders (filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed July 31, 2013 and incorporated herein by reference).
10.57	Second Refinancing Term Loan Amendment and Additional Term Loan Amendment to Term Loan and Guaranty Agreement, dated as of January 31, 2014, by and among Tower Automotive Holdings USA, LLC, as borrower, Tower International, Inc., Tower Automotive Holdings I, LLC, Tower Automotive Holdings II(a), LLC, Tower Automotive Holdings II(b), LLC and the subsidiary guarantors named therein, as Guarantors, each of the financial institutions from time to time party thereto as lenders, and Citibank, N.A., as administrative agent for the lenders (filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed January 21, 2014 and incorporated herein by reference).
10.58	Term Loan and Guaranty Agreement, dated as of April 23, 2013 (as amended pursuant to a First Refinancing Term Loan Amendment, dated as of July 29, 2013 and a Second Refinancing Term Loan Amendment and Additional Term Loan Amendment, dated as of January 31, 2014) , by and among Tower Automotive Holdings USA, LLC, as borrower, Tower International, Inc., Tower Automotive Holdings I, LLC, Tower Automotive Holdings II(a), LLC, Tower Automotive Holdings II(b), LLC and the subsidiary guarantors named therein, as Guarantors, each of the financial institutions from time to time party thereto as lenders, and Citibank, N.A., as administrative agent for the lenders (filed as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed January 21, 2014 and incorporated herein by reference).
11.1	A statement regarding the computation of earnings per share is omitted because such computation can be clearly determined from the material contained in this Report.
21.1*	Subsidiaries of Tower International, Inc.

23.1*	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 Securities Exchange Act Rules 13a-14(a) and 15d-14(a), pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 Securities Exchange Act Rules 13a-14(a) and 15d-14(a), pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document***
101.SCH	XBRL Taxonomy Extension Scheme Document***
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document***
101.LAB	XBRL Taxonomy Extension Label Linkbase Document***
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document***

*	Filed herewith.
**	Furnished herewith.
***	Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Exchange Act and otherwise are not subject to liability under those sections.
†	Management contract or compensatory plan or arrangement.
††	Confidential treatment has been granted for certain provisions of this Exhibit pursuant to Rule 406 promulgated under the Securities Act of 1933, as amended.
†††	Portions of this exhibit have been omitted pursuant to the Company’s request to the Secretary of the Securities and Exchange Commission for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 7, 2014	/s/ James C. Gouin James C. Gouin Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on the 7th day of March, 2014.

Signature	Title
/s/ Mark M. Malcolm Mark M. Malcolm	Chief Executive Officer and Director (Principal Executive Officer)
/s/ James C. Gouin James C. Gouin	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ Jeffrey L. Kersten Jeffrey L. Kersten	Senior Vice President and Corporate Controller (Principal Accounting Officer)
/s/ Nicholas Chabraja Nicholas Chabraja	Director
/s/ James Chapman James Chapman	Director
/s/ Frank E. English Frank E. English	Director
/s/ Jonathan Gallen Jonathan Gallen	Director
/s/ Dev Kapadia Dev Kapadia	Director

EXHIBIT LIST

Exhibit Number	Description
2.1	Asset Purchase Agreement, dated as of May 1, 2007, by and among Tower Automotive, Inc., a debtor-in-possession and certain of its subsidiaries, and Tower Automotive, LLC f/k/a TA Acquisition Company, LLC (filed as Exhibit 2.1 to the Registrant’s Registration Statement on Form S-1 as originally filed on March 4, 2010 (No. 333-165200) and incorporated herein by reference).
2.2	Form of Contribution Agreement providing for the contribution of equity interests in Tower Automotive, LLC to Tower International Holdings, LLC (filed as Exhibit 2.2 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
3.1	Form of Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
3.2	Form of By-Laws of the Registrant (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed January 8, 2014 and incorporated herein by reference).
4.1	See Exhibits 3.1 and 3.2 for provisions of the Certificate of Incorporation and Bylaws of the Registrant defining the rights of holders of common stock of the Registrant.
4.2	Specimen stock certificate (filed as Exhibit 4.2 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
4.3	Form of Registration Rights Agreement between the Registrant and Tower International Holdings, LLC (filed as Exhibit 4.3 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
4.4	Indenture, dated as of August 24, 2010, among Tower Automotive Holdings USA, LLC and TA Holdings Finance, Inc., as issuers, the guarantors’ party thereto and Wilmington Trust FSB, as trustee and collateral agent (filed as Exhibit 4.4 to Amendment No. 6 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.1	Amended and Restated Intercreditor Agreement, dated as of August 24, 2010, among JPMorgan Chase Bank, N.A., as representative with respect to certain agreements identified therein, Wilmington Trust FSB, as representative with respect to the notes agreement identified therein, each additional representative from time to time party thereto, Tower Automotive Holdings USA, LLC, the other loan parties party thereto and Tower Automotive, LLC (filed as Exhibit 10.9 to Amendment No. 6 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.2	Term Intercreditor Agreement, dated as of August 24, 2010, among JPMorgan Chase Bank, N.A., as synthetic letter of credit facility agent, Wilmington Trust FSB, as notes collateral agent, each additional term agent from time to time party thereto, each grantor from time to time party thereto and Tower Automotive, LLC (filed as Exhibit 10.10 to Amendment No. 6 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.3	Notes Security Agreement, dated as of August 24, 2010, among Tower Automotive Holdings USA, LLC, TA Holdings Finance, Inc., the subsidiary guarantors’ party thereto and Wilmington Trust FSB, as collateral agent (filed as Exhibit 10.13 to Amendment No. 6 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.4†	Registrant’s Employment Agreement with Gyula Meleghy (filed as Exhibit 10.29 to the Registrant’s Registration Statement on Form S-1 as originally filed on March 4, 2010 (No. 333-165200) and incorporated herein by reference).
10.5†	Registrant’s Compensation Agreement with Paul Radkoski (filed as Exhibit 10.31 to the Registrant’s Registration Statement on Form S-1 as originally filed on March 4, 2010 (No. 333-165200) and incorporated herein by reference).

Exhibit Number	Description
10.6	Form of Indemnification Agreement (filed as Exhibit 10.24 to Amendment No. 8 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.7	Service Agreement with Rande Somma & Associates LLC (filed as Exhibit 10.33 to the Registrant’s Registration Statement on Form S-1 as originally filed on March 4, 2010 (No. 333-165200) and incorporated herein by reference).
10.8	Amendment to Service Agreement with Rande Somma & Associates LLC, dated September 29, 2010 (filed as Exhibit 10.55 to Amendment No. 9 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.9	Service Agreement with Larry Schwentor and MGT4VALUE LLC (filed as Exhibit 10.34 to the Registrant’s Registration Statement on Form S-1 as originally filed on March 4, 2010 (No. 333-165200) and incorporated herein by reference).
10.10†	Second Amended and Restated Value Creation Plan of Tower Automotive, LLC (filed as Exhibit 10.27 to Amendment No. 8 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.11†	Form of 2010 Equity Incentive Plan (filed as Exhibit 10.28 to Amendment No. 9 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.12†	Form of Restricted Stock Award Agreement (filed as Exhibit 10.29 to Amendment No. 8 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.13†	Form of Restricted Stock Unit Award Agreement (filed as Exhibit 10.30 to Amendment No. 8 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.14†	Form of Restricted Stock Unit Award Agreement (filed as Exhibit 10.30.1 to Amendment No. 8 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.15†	Form of Nonqualified Stock Option Grant Agreement (filed as Exhibit 10.31 to Amendment No. 8 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.16†	Form of Nonqualified Stock Option Grant Agreement (filed as Exhibit 10.31.1 to Amendment No. 8 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.17†	Form of Incentive Stock Option Grant Agreement (filed as Exhibit 10.32 to Amendment No. 8 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.18†	Tower Management, LLC 2007 Management Incentive Plan (filed as Exhibit 10.33 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.19†	Form of Award Letter, Tower Automotive, LLC Supplemental Value Creation Program Plan (filed as Exhibit 10.34 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.20†	Form of Award Letter, Tower Automotive, LLC 2010 Long-Term Incentive Program (filed as Exhibit 10.35 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.21†	Form of Award Letter, Tower Automotive, LLC Special Incentive Program (filed as Exhibit 10.36 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).

Exhibit Number	Description
10.22††	Lease Agreement, dated as of April 10, 2002, by and among Module (DE) Limited Partnership, Tower Automotive Products Company, Inc. and Tower Automotive Tool LLC (filed as Exhibit 10.37 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.23	Amendment No. 1 to Lease Agreement, dated as of November 15, 2002, by and among Module (DE) Limited Partnership, Tower Automotive Products Company, Inc. and Tower Automotive Tool LLC (filed as Exhibit 10.38 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.24††	Amendment No. 2 to Lease Agreement, dated as of July 31, 2007, by and among Module (DE) Limited Partnership, Tower Automotive Products Company, Inc. and Tower Automotive Tool LLC (filed as Exhibit 10.39 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.25††	Lease Agreement, dated as of April 10, 2002, by and among Chassis (DE) Limited Partnership, Tower Automotive Products Company, Inc. and Tower Automotive Tool LLC (filed as Exhibit 10.40 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.26	Amendment No. 1 to Lease Agreement, dated as of October 9, 2002, by and among Chassis (DE) Limited Partnership, Tower Automotive Products Company, Inc. and Tower Automotive Tool LLC (filed as Exhibit 10.41 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.27††	Amendment No. 2 to Lease Agreement, dated as of July 31, 2007, by and among Chassis (DE) Limited Partnership, Tower Automotive Products Company, Inc. and Tower Automotive Tool LLC (filed as Exhibit 10.42 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.28	Unit Sale and Purchase Agreement of Mark Malcolm (filed as Exhibit 10.43 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.29	Unit Sale and Purchase Agreement of Jim Gouin (filed as Exhibit 10.44 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.30	Unit Sale and Purchase Agreement of Michael Rajkovic (filed as Exhibit 10.45 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.31	Unit Sale and Purchase Agreement of Gyula Meleghy (filed as Exhibit 10.47 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.32	Unit Sale and Purchase Agreement of Rande Somma and Associates LLC (filed as Exhibit 10.48 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.33	Unit Sale and Purchase Agreement of MGT4VALUE LLC (filed as Exhibit 10.49 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.34†	Form of Amendment to Form of Award Letter, Tower Automotive, LLC 2010 Long-Term Incentive Program (filed as Exhibit 10.53 to Amendment No. 9 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.35†	Form of Award Letter, Tower Automotive, LLC 2010 Special Incentive Program (filed as Exhibit 10.54 to Amendment No. 8 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).

Exhibit Number	Description
10.36	Letter of Credit Facility Agreement, dated as of June 13, 2011, among Tower Automotive Holdings USA, LLC, as borrower, Tower International, Inc., as holdings, JPMorgan Chase Bank, N.A., as L/C participant, and JPMorgan Chase Bank, N.A., as administrative agent and issuing lender (filed as Exhibit 10.56 to the Registrant’s Annual Report on Form 10-K filed March 8, 2012 and incorporated herein by reference).
10.37†††	Amendment No. 3 to Lease Agreement, dated as of January 24, 2011, by and among Chassis (DE) Limited Partnership, Tower Automotive USA Operations I, LLC and Tower Automotive USA Operations II, LLC (successors in interest to Tower Automotive Products Company, Inc. and Tower Automotive Tool LLC) (filed as Exhibit 10.60 to the Registrant’s Annual Report on Form 10-K filed March 8, 2012 and incorporated herein by reference).
10.38†††	Amendment No. 4 to Lease Agreement, dated as of October 3, 2011, by and among Chassis (DE) Limited Partnership, Tower Automotive USA Operations I, LLC and Tower Automotive USA Operations II, LLC (successors in interest to Tower Automotive Products Company, Inc. and Tower Automotive Tool LLC) (filed as Exhibit 10.61 to the Registrant’s Annual Report on Form 10-K filed March 8, 2012 and incorporated herein by reference).
10.39	Amendment to Service Agreement with Rande Somma & Associates LLC, dated November 29, 2011 (filed as Exhibit 10.62 to the Registrant’s Annual Report on Form 10-K filed March 8, 2012 and incorporated herein by reference).
10.40	Service Agreement between Rande Somma & Associates LLC and Tower Defense & Aerospace, LLC, dated as of January 3, 2012 (filed as Exhibit 10.63 to the Registrant’s Form 10-K/A filed April 24, 2012 and incorporated herein by reference.)
10.41	Cancellation Agreement for Gyula Meleghy, President, International Operations (filed as Exhibit 10.64 to the Registrant’s Quarterly Report on Form 10-Q filed August 7, 2012 and incorporated herein by reference).
10.42	Registrant’s Employment Agreement with Par Malmhagen (filed as Exhibit 10.65 to the Registrant’s Quarterly Report on Form 10-Q filed August 7, 2012 and incorporated herein by reference).
10.43	Stock Purchase Agreement between Tower Automotive Holdings Asia B.V., Tower Automotive International Holdings B.V., and SJ Holdings, Inc. (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed January 2, 2013 and incorporated herein by reference).
10.44†	Form of 2012 Bonus Plan (filed as Exhibit 10.67 to the Registrant’s Current Report on Form 10-K filed March 7, 2013 and incorporated herein by reference).
10.45†	Amended and Restated Employment Agreement, dated as of March 4, 2013, between Tower Automotive Operations USA I, LLC and Mark Malcolm (filed as Exhibit 10.68 to the Registrant’s Current Report on Form 10-K filed March 7, 2013 and incorporated herein by reference).
10.46†	Amended and Restated Employment Agreement, dated as of March 4, 2013, between Tower Automotive Operations USA I, LLC and James Gouin (filed as Exhibit 10.69 to the Registrant’s Current Report on Form 10-K filed March 7, 2013 and incorporated herein by reference).
10.47†	Amended and Restated Employment Agreement, dated as of March 4, 2013, between Tower Automotive Operations USA I, LLC and Michael Rajkovic (filed as Exhibit 10.70 to the Registrant’s Current Report on Form 10-K filed March 7, 2013 and incorporated herein by reference).
10.48†	Employment Agreement, dated as of March 4, 2013, between Tower Automotive Operations USA I, LLC and James Bernard (filed as Exhibit 10.71 to the Registrant’s Current Report on Form 10-K filed March 7, 2013 and incorporated herein by reference).

Exhibit Number	Description
10.49†	Employment Agreement, dated as of March 4, 2013, between Tower Automotive Operations USA I, LLC and William Cook (filed as Exhibit 10.72 to the Registrant’s Current Report on Form 10-K filed March 7, 2013 and incorporated herein by reference).
10.50†	Amendment to Employment Agreement, dated as of March 4, 2013, between Tower Automotive Holding GmbH and Par Malmhagen (filed as Exhibit 10.73 to the Registrant’s Current Report on Form 10-K filed March 7, 2013 and incorporated herein by reference).
10.51†	Form of Performance Award Agreement (filed as Exhibit 10.74 to the Registrant’s Current Report on Form 10-K filed March 7, 2013 and incorporated herein by reference).
10.52	Amendment to Letter of Credit Facility Agreement, dated as of April 22, 2013, among Tower Automotive Holdings USA, LLC, the Registrant, JPMorgan Chase Bank, N.A., as L/C participant and JPMorgan Chase Bank, N.A., as administrative agent and issuing lender, filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed April 24, 2013 and incorporated herein by reference.
10.53	Term Loan and Guaranty Agreement, dated as of April 23, 2013, by and among Tower Automotive Holdings USA, LLC, as borrower, Tower International, Inc., Tower Automotive Holdings I, LLC, Tower Automotive Holdings II(a), LLC, Tower Automotive Holdings II (b), LLC and the subsidiary guarantors named therein, as Guarantors, each of the financial institutions from time to time party thereto as lenders, and Citibank, N.A., as administrative agent for the lenders (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed April 24, 2013 and incorporated herein by reference).
10.54	Second Amended and Restated Revolving Credit and Guaranty Agreement dated as of June 19, 2013 by and among Tower Automotive Holdings USA, LLC, Tower International, Inc., Tower Automotive Holdings I, LLC, Tower Automotive Holdings II(a), LLC, Tower Automotive Holdings II(b), LLC, the subsidiary guarantors named therein, JPMorgan Chase Bank, N.A., Wells Fargo Capital Finance, LLC and each of the other financial institutions from time to time party thereto, as Lenders and JPMorgan Chase Bank, N.A., as Issuing Lender, as Swing Line Lender and as Administrative Agent for the Lenders (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed June 20, 2013 and incorporated herein by reference).
10.55	Second Amended and Restated ABL Security Agreement dated as of June 19, 2013 among Tower Automotive Holdings USA, LLC, the guarantors named therein and JPMorgan Chase Bank, N.A., as Agent for the Lenders (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed June 20, 2013 and incorporated herein by reference).
10.56	First Refinancing Term Loan Amendment to Term Loan and Guaranty Agreement, dated as of July 29, 2013, by and among Tower Automotive Holdings USA, LLC, as borrower, Tower International, Inc., Tower Automotive Holdings I, LLC, Tower Automotive Holdings II(a), LLC, Tower Automotive Holdings II(b), LLC and the subsidiary guarantors named therein, as Guarantors, each of the financial institutions from time to time party thereto as lenders, and Citibank, N.A., as administrative agent for the lenders (filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed July 31, 2013 and incorporated herein by reference).
10.57	Second Refinancing Term Loan Amendment and Additional Term Loan Amendment to Term Loan and Guaranty Agreement, dated as of January 31, 2014, by and among Tower Automotive Holdings USA, LLC, as borrower, Tower International, Inc., Tower Automotive Holdings I, LLC, Tower Automotive Holdings II(a), LLC, Tower Automotive Holdings II(b), LLC and the subsidiary guarantors named therein, as Guarantors, each of the financial institutions from time to time party thereto as lenders, and Citibank, N.A., as administrative agent for the lenders (filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed January 21, 2014 and incorporated herein by reference).

Exhibit Number	Description
10.58	Term Loan and Guaranty Agreement, dated as of April 23, 2013 (as amended pursuant to a First Refinancing Term Loan Amendment, dated as of July 29, 2013 and a Second Refinancing Term Loan Amendment and Additional Term Loan Amendment, dated as of January 31, 2014), by and among Tower Automotive Holdings USA, LLC, as borrower, Tower International, Inc., Tower Automotive Holdings I, LLC, Tower Automotive Holdings II(a), LLC, Tower Automotive Holdings II(b), LLC and the subsidiary guarantors named therein, as Guarantors, each of the financial institutions from time to time party thereto as lenders, and Citibank, N.A., as administrative agent for the lenders (filed as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed January 21, 2014 and incorporated herein by reference).
11.1	A statement regarding the computation of earnings per share is omitted because such computation can be clearly determined from the material contained in this Report.
21.1*	Subsidiaries of Tower International, Inc.
23.1*	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 Securities Exchange Act Rules 13a-14(a) and 15d-14(a), pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 Securities Exchange Act Rules 13a-14(a) and 15d-14(a), pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document***
101.SCH	XBRL Taxonomy Extension Scheme Document***
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document***
101.LAB	XBRL Taxonomy Extension Label Linkbase Document***
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document***

*	Filed herewith.
**	Furnished herewith.
***	Pursuant to Rule 306T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Exchange Act and otherwise are not subject to liability under those sections.
†	Management contract or compensatory plan or arrangement.
††	Confidential treatment has been granted for certain provisions of this Exhibit pursuant to Rule 306 promulgated under the Securities Act of 1933, as amended.
†††	Portions of this exhibit have been omitted pursuant to the Company’s request to the Secretary of the Securities and Exchange Commission for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.