Form 10-Q
period 2014-03-31
Tower International, Inc.
filed 2014-04-30
CIK 1485469

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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

Yes ☐   No ☑

As of April 25, 2014, there were 20,599,523 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

Tower International, Inc. and Subsidiaries

Form 10-Q

Table of Contents

		Page
PART I. Financial Information

Item 1.	Financial Statements (unaudited):

	Condensed Consolidated Balance Sheets at March 31, 2014 and December 31, 2013	1

	Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2014 and 2013	2

	Condensed Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2014 and 2013	3

	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2014 and 2013	4

	Notes to Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33

Item 4.	Controls and Procedures	34

PART II. Other Information

Item 1A.	Risk Factors	36

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	36

Item 6.	Exhibits	37

Signatures

Exhibit Index

PART 1 — FINANCIAL INFORMATION

ITEM 1. Financial Statements.

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data - unaudited)

	March 31, 2014	December 31, 2013

ASSETS
Cash and cash equivalents	$185,318	$134,880
Accounts receivable, net of allowance of $1,913 and $2,071	320,831	255,674
Inventories (Note 3)	89,197	81,278
Deferred tax asset - current	8,633	8,649
Prepaid tooling, notes receivable, and other	57,337	44,896
Total current assets	661,316	525,377

Property, plant, and equipment, net	547,782	549,605
Goodwill (Note 6)	67,196	66,976
Investment in joint venture (Note 16)	8,242	8,624
Deferred tax asset - non-current	3,407	3,732
Other assets, net	27,768	28,679
Total assets	$1,315,711	$1,182,993

LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term debt and current maturities of capital lease obligations (Note 8)	$53,478	$39,704
Accounts payable	318,643	262,425
Accrued liabilities	157,085	129,167
Total current liabilities	529,206	431,296

Long-term debt, net of current maturities (Note 8)	481,603	454,073
Obligations under capital leases, net of current maturities (Note 8)	9,726	10,013
Deferred tax liability - non-current	14,442	14,381
Pension liability (Note 10)	51,069	54,915
Other non-current liabilities	81,366	81,446
Total non-current liabilities	638,206	614,828
Total liabilities	1,167,412	1,046,124
Commitments and contingencies (Note 17)

Stockholders' Equity:
Tower International, Inc.'s stockholders' equity
Preferred stock, $0.01 par value, 50,000,000 authorized and 0 issued and outstanding at March 31, 2014 and December 31, 2013	-	-
Common stock, $0.01 par value, 350,000,000 authorized, 21,235,877 issued and 20,595,610 outstanding at March 31, 2014 and 21,079,027 issued and 20,472,637 outstanding at December 31, 2013	212	211
Additional paid in capital	329,860	327,998
Treasury stock, at cost, 640,267 shares as of March 31, 2014 and 606,390 shares as of December 31, 2013	(9,483)	(8,594)
Accumulated deficit	(242,632)	(257,487)
Accumulated other comprehensive income (Note 11)	11,160	12,247
Total Tower International, Inc.'s stockholders' equity	89,117	74,375
Noncontrolling interests in subsidiaries	59,182	62,494
Total stockholders' equity	148,299	136,869

Total liabilities and stockholders' equity	$1,315,711	$1,182,993

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share and per share amounts - unaudited)

	Three Months Ended March 31,
	2014	2013

Revenues	$548,375	$534,140
Cost of sales	486,605	476,080
Gross profit	61,770	58,060
Selling, general, and administrative expenses	34,330	33,370
Amortization expense (Note 6)	657	832
Restructuring and asset impairment charges, net (Note 7)	1,389	2,680
Operating income	25,394	21,178
Interest expense	7,195	13,428
Interest income	205	274
Other expense	87	-
Income before provision for income taxes and equity in loss of joint venture	18,317	8,024
Provision for income taxes (Note 9)	2,880	3,490
Equity in loss of joint venture, net of tax (Note 16)	(159)	-
Net income	15,278	4,534
Less: Net income attributable to the noncontrolling interests	423	1,986
Net income attributable to Tower International, Inc.	$14,855	$2,548

Weighted average common shares outstanding
Basic	20,513,183	20,261,259
Diluted	21,263,163	20,593,045

Net income per share attributable to Tower International, Inc.:
Basic	$0.72	$0.13
Diluted	0.70	0.12

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands - unaudited)

	Three Months Ended March 31,
	2014	2013

Net income	$15,278	$4,534
Other comprehensive loss, net of tax:
Foreign currency translation adjustments (net of tax of $0 million)	(2,556)	(7,443)
Unrealized loss on qualifying cash flow hedge (net of tax of $0 million)	(117)	(136)
Other comprehensive loss	(2,673)	(7,579)
Comprehensive income / (loss)	12,605	(3,045)
Less: Comprehensive income / (loss) attributable to the noncontrolling interests	(1,163)	2,235
Comprehensive income / (loss) attributable to Tower International, Inc.	$13,768	$(5,280)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands - unaudited)

	Three Months Ended March 31,
	2014	2013

OPERATING ACTIVITIES:
Net income	$15,278	$4,534

Adjustments required to reconcile net income to net cash provided by continuing operating activities:
Non-cash restructuring and asset impairment charges, net	-	955
Term Loan re-pricing fees	87	-
Deferred income tax provision	351	96
Depreciation and amortization	24,688	25,172
Non-cash share-based compensation	1,204	1,185
Pension income, net of contributions	(3,846)	(3,551)
Change in working capital and other operating items	(21,712)	(27,097)
Net cash provided by continuing operating activities	$16,050	$1,294

INVESTING ACTIVITIES:
Cash disbursed for purchases of property, plant, and equipment	$(13,903)	$(14,587)
Deposit received for the sale of property, plant, and equipment	13,817	-
Investment in joint venture	(760)	-
Net cash used in continuing investing activities	$(846)	$(14,587)

FINANCING ACTIVITIES:
Proceeds from borrowings	$36,953	$154,198
Repayments of borrowings	(30,795)	(158,478)
Proceeds from borrowings on Additional Term Loans	33,145	-
Debt re-financing costs	(917)	-
Purchase of treasury stock	(889)	(275)
Secondary stock offering transaction costs	(75)	-
Proceeds from stock options exercised	658	-
Noncontrolling interest dividends	(2,149)	-
Net cash provided by / (used in) continuing financing activities	$35,931	$(4,555)

Discontinued operations:
Net cash from discontinued operating activities	$-	$-
Net cash from discontinued investing activities	-	15,827
Net cash from discontinued financing activities	-	-
Net cash from discontinued operations	$-	$15,827

Effect of exchange rate changes on continuing cash and cash equivalents	$(697)	$(839)

NET CHANGE IN CASH AND CASH EQUIVALENTS	$50,438	$(2,860)

CASH AND CASH EQUIVALENTS:
Beginning of period	$134,880	$113,943

End of period	$185,318	$111,083

Supplemental Cash Flow Information:
Interest paid, net of amounts capitalized	$7,267	$22,062
Income taxes paid	625	3,585
Non-cash Investing Activities:
Capital expenditures in liabilities for purchases of property, plant and equipment	$13,360	$12,702

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Organization and Basis of Presentation

Tower International, Inc. and its subsidiaries (collectively referred to as the “Company” or “Tower International”), is a leading integrated global manufacturer of engineered automotive structural metal components and assemblies, primarily serving original equipment manufacturers (“OEMs”), including Ford, Volkswagen Group, Chrysler, Fiat, Volvo, Nissan, Daimler, Toyota, BMW, Chery, Honda, Geely, and PSA. Products include body structures, assemblies and other chassis, structures, as well as lower vehicle systems and suspension components for small and large cars, crossovers, pickups, and sport utility vehicles (“SUVs”). Including both wholly owned subsidiaries and majority owned subsidiaries, the Company has strategically located production facilities in the United States, Germany, Brazil, Belgium, Slovakia, China, Italy, Poland, and the Czech Republic, supported by engineering and sales locations in the United States, Germany, Italy, Brazil, Japan, China, and India.

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

Note 2. New Accounting Pronouncements Not Yet Adopted

As of March 31, 2014, the Company has adopted all accounting pronouncements affecting the Company.

Note 3. Inventories

Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (“FIFO”) method. Maintenance, repair, and non-productive inventory, which are considered consumables, are expensed when acquired and included in cost of sales. Inventories consist of the following (in thousands):

	March 31, 2014	December 31, 2013
Raw materials	$38,657	$36,139
Work in process	21,334	19,650
Finished goods	29,206	25,489
Total inventory	$89,197	$81,278

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

When the part for which tooling has been developed reaches a production-ready status, the Company is reimbursed by its customer for the cost of the tooling, at which time, the tooling becomes the property of the customer. The Company has certain other tooling costs related to tools the Company has the contractual right to use during the life of the supply arrangement, which are capitalized and amortized over the life of the related product program. Customer-owned tooling is included in prepaid tooling, notes receivable, and other and company-owned tooling is included in other assets, net in the Condensed Consolidated Balance Sheets.

The components of capitalized tooling costs are as follows (in thousands):

	March 31, 2014	December 31, 2013
Customer-owned tooling, net	$26,854	$13,111
Company-owned tooling	2,882	3,113
Total tooling, net	$29,736	$16,224

Any gain recognized, which is defined as the excess of reimbursement over cost, is amortized over the life of the program. If estimated costs are expected to be in excess of reimbursement, a loss is recorded in the period in which the loss is estimated.

Note 6. Goodwill and Other Intangible Assets

Goodwill

The change in the carrying amount of goodwill is set forth below by reportable segment and on a consolidated basis (in thousands):

	International	Americas	Consolidated
Balance at December 31, 2013	$64,403	$2,573	$66,976
Currency translation adjustment	117	103	220
Balance at March 31, 2014	$64,520	$2,676	$67,196

Intangibles

The Company has certain intangible assets that are related to customer relationships in Europe and Brazil. The intangible assets in Europe and Brazil have definite lives and are amortized on a straight-line basis over the estimated lives of the related assets, which approximate the recognition of related revenues. Intangible assets are recorded in other assets, net in the Condensed Consolidated Balance Sheets. The Company anticipates amortization expense of $1.5 million for the year ended December 31, 2014. No further amortization expense is anticipated to be incurred beyond the third quarter of 2014. The Company has incurred amortization expense of $0.7 million and $0.8 million for the three months ended March 31, 2014 and 2013, respectively. The following table presents information about the Company’s intangible assets as of March 31, 2014 and December 31, 2013, respectively (in thousands):

		As of March 31, 2014		As of December 31, 2013
	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible:
Europe	7 years	$16,043	$15,366	$16,038	$14,866
Brazil	7 years	5,451	5,235	5,443	5,078
Total		$21,494	$20,601	$21,481	$19,944

Note 7. Restructuring and Asset Impairment Charges

As of March 31, 2014, the Company has executed various restructuring plans and may execute additional plans in the future to realign manufacturing capacity to prevailing global automotive production and to improve the utilization of remaining facilities. Estimates of restructuring charges are based on information available at the time such charges are recorded. Due to the inherent uncertainty involved in estimating restructuring expenses, actual amounts paid for such activities may differ from amounts initially recorded. Accordingly, the Company may record revisions of previous estimates by adjusting previously established reserves.

Restructuring and Asset Impairment Charges

Net restructuring and asset impairment charges for each of the Company’s segments include the following (in thousands):

	Three Months Ended March 31,
	2014	2013
International	$180	$45
Americas	1,209	2,635
Consolidated	$1,389	$2,680

The following table sets forth the Company’s net restructuring and asset impairment charges by type for the periods presented (in thousands):

	Three Months Ended March 31,
	2014	2013
Employee termination costs	$454	$155
Other exit costs	935	1,570
Asset impairment	-	955
Total restructuring expense	$1,389	$2,680

The charges incurred during the three months ended March 31, 2014 and 2013 related primarily to the following actions:

2014 Actions

During the first quarter of 2014, the charges incurred in the Americas segment related to ongoing maintenance expense of facilities closed as a result of prior actions and severance charges to reduce fixed costs. The charges incurred in the International segment related to severance charges in Europe to reduce fixed costs.

2013 Actions

During the first quarter of 2013, the charges incurred in the Americas segment related to ongoing maintenance expense of facilities closed as a result of prior actions and an impairment charge on a facility the Company ceased using during the first quarter of 2013. The charges incurred in the International segment related to severance related charges in Europe to reduce fixed costs.

Restructuring Reserve

The table below summarizes the activity in the restructuring reserve by segment, reflected in accrued liabilities, for the above-mentioned actions through March 31, 2014 (in thousands):

	International	Americas	Consolidated
Balance at December 31, 2013	$568	$1,357	$1,925
Payments	(206)	(94)	(300)
Increase	180	274	454
Balance at March 31, 2014	$542	$1,537	$2,079

Except as disclosed in the table above, the Company does not anticipate incurring additional material cash charges associated with the actions described above. The increase in the restructuring reserve set forth in the above table does not agree with the net restructuring charges for the period, as certain items are expensed as incurred related to the actions described.

The restructuring reserve increased during the first quarter of 2014, reflecting primarily severance accruals, offset partially by severance payments made related to prior accruals. The majority of the $2.1 million restructuring reserve accrued as of March 31, 2014, is expected to be paid in 2014.

During the three months ended March 31, 2014, the Company incurred payments related to prior accruals in Europe of $0.2 million and North America of $0.1 million.

Customer Reimbursed Plant Relocation

In 2013, the Company entered into an agreement with one of its customers in China, in which the customer would purchase the Company’s existing manufacturing facility, located in Changchun, China. Pursuant to the agreement, the customer would also reimburse the Company for costs incurred to construct an addition to the Company’s other manufacturing facility in Changchun, China and to reimburse the Company for certain costs related to the relocation between facilities. During the three months ended March 31, 2014, the Company received a deposit of $13.8 million for the anticipated sale of the Company’s existing manufacturing facility. The Company will continue to occupy and conduct manufacturing at the facility until it moves to the new facility. Pursuant to the agreement, title to the facility will not transfer between parties until the Company vacates the facility and the land transfer is approved by the Chinese government. Accordingly, the sale of the facility, along with any gain or loss, will not be recorded until these actions occur, which is expected to be in the third quarter of 2014.

Note 8. Debt

Long-term debt consists of the following (in thousands):

	March 31, 2014	December 31, 2013
Term Loan Credit Facility (net of discount of $1,819 and $1,894)	$448,181	$416,009
Other foreign subsidiary indebtedness	85,678	76,548
Total debt	533,859	492,557
Less: Current maturities (excluding capital leases)	(52,256)	(38,484)
Total long-term debt	$481,603	$454,073

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

The initial term loans made under the Term Loan Credit Agreement bore interest at (i) an alternate base rate (the “Alternate Base Rate”) (which is the highest of the Prime Rate, the Federal Funds Effective Rate plus 1/2% and the Adjusted LIBO Rate (as each such term is defined in the Term Loan Credit Agreement) for a one month interest period plus 1.00%) plus a margin of 3.50% or (ii) the Adjusted LIBO Rate (calculated by multiplying the applicable LIBOR by a statutory reserve rate, with a floor of 1.25%) plus a margin of 4.50%.

On July 29, 2013, the Company amended the Term Loan Credit Agreement by entering into the First Refinancing Term Loan Amendment to Term Loan Credit Agreement (the “First Term Loan Amendment”). The purpose of the First Term Loan Amendment was to re-price the Term Loan Credit Facility to bear interest at (i) the Alternate Base Rate plus a margin of 2.75% or (ii) the Adjusted LIBO Rate (calculated by multiplying the applicable LIBOR rate by a statutory reserve rate, with a floor of 1.00%) plus a margin of 3.75%.

On January 31, 2014, the Company further amended the Term Loan Credit Agreement by entering into the Second Refinancing Term Loan Amendment and Additional Term Loan Amendment (“Second Term Loan Amendment”), pursuant to which, among other things, the outstanding term loans under the Term Loan Credit Agreement were refinanced in full and additional term loans in an aggregate principal amount of approximately $33 million (the “Additional Term Loans”) were disbursed, resulting in an increase in cash and cash equivalents in the Condensed Consolidated Balance Sheet as of March 31, 2014. After giving effect to the disbursement of the Additional Term Loans, there are term loans (the “Term Loans”) in the aggregate principal amount of $450 million outstanding under the Term Loan Credit Agreement. The maturity date of the Term Loan Credit Facility remains April 23, 2020 and the Term Loans will bear interest at (i) the Alternate Base Rate plus a margin of 2.00% or (ii) the Adjusted LIBO Rate (calculated by multiplying the applicable LIBOR rate by a statutory reserve rate, with a floor of 1.00%) plus a margin of 3.00%.

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

During the three months ended March 31, 2014, the Company made principal payments of $1.1 million on the Term Loan Credit Facility. As of March 31, 2014, the outstanding principal balance of the Term Loan Credit Facility was $448.2 million (net of a remaining $1.8 million original issue discount) and the effective interest rate was 4.00% per annum.

Second Amended Revolving Credit Facility

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

The Second Amended Revolving Credit Facility Agreement amended and restated, in its entirety, the Amended and Restated Revolving Credit and Guaranty Agreement, dated as of June 13, 2011, by and among the Borrower, its domestic affiliate, and domestic subsidiary guarantors, named therein, and the lenders party thereto, and the Agent. The Second Amended Revolving Credit Facility Agreement provides for an asset-based revolving credit facility (the “Amended ABL Revolver”) in the aggregate amount of up to $150 million, subject to a borrowing base limitation. The Second Amended Revolving Credit Facility Agreement also provides for the issuance of letters of credit in an aggregate amount not to exceed $50 million, provided that the total amount of credit (inclusive of revolving loans and letters of credit) extended under the Second Amended Revolving Credit Facility Agreement is subject to an overall cap, on any date, equal to the lesser of $150 million or the amount of the borrowing base on such date. The maturity date for the Amended ABL Revolver is June 19, 2018.

Advances under the Amended ABL Revolver bear interest at the Alternate Base Rate plus a base rate margin or LIBOR plus a Eurodollar margin. The applicable margins are determined by the average availability under the Amended ABL Revolver over the preceding three consecutive full calendar months; the margins were 1.00% per annum and 2.00% per annum for base rate and LIBOR based borrowings, respectively.

The Second Amended Revolving Credit Facility is guaranteed by the Company, on an unsecured basis, and certain of the Company’s direct and indirect domestic subsidiaries, on a secured basis. The Second Amended Revolving Credit Facility is secured by the same assets of the Borrower and the subsidiary guarantors that secured the obligations under the prior ABL revolving facility. The Borrower’s and each subsidiary guarantor’s pledge of such assets as security for the obligations under the Second Amended Revolving Credit Facility is evidenced by a Second Amended and Restated ABL Security Agreement dated as of June 19, 2013 among the Borrower, the guarantors party thereto and the Agent.

The Second Amended Revolving Credit Facility Agreement contains customary covenants applicable to certain of the Company’s subsidiaries and includes customary events of default and amounts due thereunder may be accelerated upon the occurrence of an event of default.

As of March 31, 2014, there was $150 million of borrowing availability under the Amended ABL Revolver, based on the value of the Company’s assets at February 28, 2014, of which no borrowings were outstanding and $11.5 million of letters of credit were outstanding.

Letter of Credit Facility

On June 13, 2011, the Company entered into a Letter of Credit Facility Agreement (the “Letter of Credit Facility Agreement”) by and among Tower Automotive Holdings USA, LLC (the “L/C Borrower”), the Company, JPMorgan Chase Bank, N.A., in its capacity as participant in respect of letters of credit issued thereunder, and JPMorgan Chase Bank, N.A., as Administrative Agent and Issuing Lender.

The Letter of Credit Facility Agreement originally provided for a letter of credit facility (the “Letter of Credit Facility”) for the issuance of up to $38 million of letters of credit, with a sublimit for Euro dominated letters of credit (with an option to increase the Letter of Credit Facility to $44.5 million in the future). Upon a third party drawing on letters of credit issued under the Letter of Credit Facility, the L/C Borrower will become obligated to pay to the lenders the amounts so drawn.

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

As of March 31, 2014, the outstanding letters of credit under the Letter of Credit Facility were $8.5 million. As of March 31, 2014, an 8.50% per annum fee is due on the total amount of the facility. This fee is subject to change in the future based upon then current market conditions.

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

The maturity date of the Letter of Credit Facility is June 13, 2014. The Company has availability under other facilities and will likely not renew the Letter of Credit Facility.

Debt Issue Costs

The Company incurred interest expense related to the amortization of debt issue costs of $0.5 million and $0.5 million during the three months ended March 31, 2014 and 2013, respectively.

Other Foreign Subsidiary Indebtedness

As of March 31, 2014, other foreign subsidiary indebtedness of $85.7 million consisted primarily of borrowings in Brazil of $34.6 million, indebtedness in Europe of $21.8 million, receivables factoring in Europe of $18.8 million, and borrowings in China of $10.5 million.

The change in foreign subsidiary indebtedness from December 31, 2013 to March 31, 2014 is explained by the following (in thousands):

	Europe	Brazil	China
Balance as of December 31, 2013	$37,749	$26,461	$12,338
Maturities of indebtedness	(2,152)	(1,706)	(3,216)
New / renewed indebtedness	-	8,805	1,447
Change in borrowings on credit facilities	4,874	-	273
Foreign exchange impact	79	1,057	(322)
Balance as of March 31, 2014	$40,550	$34,617	$10,520

Generally, borrowings of foreign subsidiaries are made under credit agreements with commercial lenders and are used to fund working capital and other operating requirements.

Brazil

As of March 31, 2014, the Company’s Brazilian subsidiary had borrowings of $34.6 million (R$78.6 million), which had annual interest rates ranging from 3.00% to 15.36% and maturity dates ranging from June 2014 to July 2022. As of March 31, 2014, the weighted average interest rate on the borrowings in Brazil was 12.11% per annum. The loans are provided through bilateral agreements with four local banks and are secured by certain fixed and current assets. Periodic interest and principal payments are required.

Included in the $34.6 million (R$78.6 million) of borrowings described above is a new term loan of $8.8 million (R$20 million) that was obtained during the first quarter of 2014, which has a maturity date of January 2015 and an interest rate of 14.55%.

Europe

As of March 31, 2014, the receivables factoring facilities balance available to the Company was $18.8 million (€13.6 million), of which $18.8 million (€13.6 million) was drawn. These are uncommitted, demand facilities which are subject to termination at the discretion of the banks and bear interest rates based on the average three month EURIBOR plus a spread ranging from 2.50% to 3.75%. The effective annual interest rates as of March 31, 2014 ranged from 2.81% to 4.06%, with a weighted average interest rate of 3.32% per annum. Any receivable factoring under these facilities is with recourse and is secured by the accounts receivable factored. These receivable factoring transactions are recorded in the Company’s Condensed Consolidated Balance Sheets in short-term debt and current maturities of capital lease obligations.

As of March 31, 2014, the secured lines of credit balance available to the Company was $18 million (€13.1 million), of which $8.6 million (€6.3 million) was outstanding. The facilities bear an interest rate based on the EURIBOR plus a spread ranging from 2.40% to 4.00% and had maturity dates ranging from October 2014 to April 2015. The effective annual interest rate as of March 31, 2014 was 4.24% per annum. The facilities are secured by certain accounts receivable related to customer funded tooling, mortgages over the land, certain buildings, and other assets, and are subject to negotiated prepayments upon the receipt of funds from completed customer projects.

As of March 31, 2014, the Company’s European subsidiaries had borrowings of $13.2 million (€9.6 million), which had an annual interest rate of 6.25% and a maturity date of November 2017. This term loan is secured by certain machinery and equipment.

As of March 31, 2014, the Company’s European subsidiaries had an asset-based revolving credit facility balance available to the Company of $29.2 million, of which no borrowings were outstanding. This facility bears an interest rate based upon the one month LIBOR plus a spread of 4.00% and has a maturity date of October 2017. Availability on the credit facility is determined based upon the appraised value of certain machinery, equipment, and real estate, subject to a borrowing base availability limitation and customary covenants.

China

As of March 31, 2014, the fixed rate secured lines of credit available to the Company was $4.9 million (Rmb 30.4 million), of which the entire amount was outstanding. The credit lines have maturity dates ranging from March 2015 to December 2017 and bear interest rates ranging from 7.68% to 7.80%. As of March 31, 2014, the variable rate secured line of credit available to the Company was $5.6 million (Rmb 35 million), of which the entire amount was outstanding. The credit line matures in June 2015. The fixed rate and variable rate secured lines of credit facilities are secured by machinery, equipment, and land rights.

Included in the $10.5 million of borrowings in China described above is a new fixed rate secured line of credit facility of $1.4 million (Rmb 9 million) that was obtained during the first quarter of 2014, which has a maturity date of March 2015 and an interest rate of 7.80%.

The effective annual interest rate for all the lines of credit in China as of March 31, 2014 was 7.70%.

Covenants

As of March 31, 2014, the Company was in compliance with the financial covenants that govern its credit agreements.

Capital Leases

The Company had capital lease obligations of $10.9 million and $11.2 million as of March 31, 2014 and December 31, 2013, respectively. Of these amounts, $1.2 million and $1.2 million represent the current maturities as of March 31, 2014 and December 31, 2013, respectively. These capital lease obligations expire in March 2018.

Note 9. Income Taxes

During the three months ended March 31, 2014, the income tax expense of $2.9 million resulted primarily from tax expense attributable to profitable foreign entities.

During 2013, Cerberus, at the time the Company’s principal stockholder, sold its ownership in the Company. The sale constituted an ownership change under Section 382 of the Internal Revenue Code. Under Section 382, the amount of U.S. net operating losses generated before the ownership change that can be utilized after the change is limited. The Company still does not anticipate paying any material income taxes in the U.S. in 2014 or 2015, even with the annual limitation.

The Company continually evaluates its net deferred tax asset positions and the necessity of establishing or removing valuation allowances in all jurisdictions. The Company records valuation allowances when a history of cumulative losses exists and there is significant uncertainty related to the future realization of the deferred tax assets. In certain jurisdictions, such as the U.S., Brazil, and the Netherlands, the Company’s recent history of operating losses does not allow it to satisfy the “more likely than not” criterion for recognition of deferred tax assets. Therefore, it will maintain full valuation allowances against its net deferred tax assets in the U.S. and certain other countries until sufficient positive evidence exists to reduce or eliminate the valuation allowances. If its operating performance and automotive production volumes remain stable in the U.S., the Company believes that it is reasonably possible that valuation allowances in excess of $100 million could be released in 2015. If the U.S. valuation allowance is released, U.S. deferred income tax expense would be recorded on any subsequent U.S. pre-tax income, which will thereby impact the Company’s reported net income attributable to Tower International, Inc. and net income attributable to Tower International, Inc. per share; however, we still do not anticipate paying any material U.S. income taxes in either 2014 or 2015.

During the three months ended March 31, 2013, the income tax expense of $3.5 million resulted primarily from tax expense attributable to profitable foreign entities.

Note 10. Retirement Plans

The Company sponsors a pension and various other postretirement benefit plans for its employees. Each plan serves a defined group of employees and has varying levels of Company contributions. The Company’s contributions to certain plans may be required by the terms of the Company’s collective bargaining agreements.

The following tables provide the components of net periodic pension benefit cost and other post-retirement benefit cost (in thousands):

	Pension Benefits		Other Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2014	2013	2014	2013
Service cost	$8	$14	$2	$-
Interest cost	2,740	2,553	175	135
Expected return on plan assets (a)	(3,252)	(3,098)	-	-
Prior service cost amortization	(24)	-	33	-
Net periodic benefit cost / (income)	$(528)	$(531)	$210	$135

(a)         Expected rate of return on plan assets is 7.40% for 2014 and was 7.40% for 2013

The Company expects its minimum pension funding requirements to be $16.6 million during 2014. The Company made contributions of $3.3 million to the Pension Plan during the three months ended March 31, 2014.

Additionally, the Company contributed $1.2 million to its defined contribution retirement plans during the three months ended March 31, 2014.

Note 11. Stockholders’ Equity and Noncontrolling Interests

The table below provides a reconciliation of the carrying amount of total stockholders’ equity, including stockholders’ equity attributable to Tower International, Inc. (“Tower”) and equity attributable to the noncontrolling interests (“NCI”) (in thousands):

	Three Months Ended March 31,
	2014			2013
	Tower	NCI	Total	Tower	NCI	Total
Stockholders' equity beginning balance	$74,375	$62,494	$136,869	$63,247	$77,627	$140,874
Net income	14,855	423	15,278	2,548	1,986	4,534
Other comprehensive income / (loss):
Foreign currency translation adjustments	(970)	(1,586)	(2,556)	(7,692)	249	(7,443)
Unrealized loss on qualifying cash flow hedge, net	(117)	-	(117)	(136)	-	(136)
Total comprehensive income / (loss)	13,768	(1,163)	12,605	(5,280)	2,235	(3,045)
Vesting of RSUs	1	-	1	1	-	1
Treasury stock	(889)	-	(889)	(275)	-	(275)
Share based compensation expense	1,204	-	1,204	1,185	-	1,185
Proceeds from stock options exercised	658	-	658	-	-	-
Noncontrolling interest dividends	-	(2,149)	(2,149)	-	-	-
Stockholders' equity ending balance	$89,117	$59,182	$148,299	$58,878	$79,862	$138,740

The following table presents the components of accumulated other comprehensive income (in thousands):

	As of March 31,	As of December 31,	Other Comprehensive Loss Attributable to
	2014	2013	Tower
Foreign currency translation adjustments	$23,993	$24,963	$(970)
Defined benefit plans, net of tax of $13.7 million	(12,833)	(12,833)	-
Unrealized loss on qualifying cash flow hedge, net	-	117	(117)
Accumulated other comprehensive income	$11,160	$12,247	$(1,087)

The following table presents the changes in accumulated other comprehensive income by component (in thousands) for the three months ended March 31, 2014:

	Unrealized Loss on Qualifying Cash Flow Hedge	Defined Benefit Plan, Net	Foreign Currency Translation Adjustments	Total
Balance at December 31, 2013	$117	$(12,833)	$24,963	$12,247
Other comprehensive loss before reclassifications	(117)	-	(970)	(1,087)
Amounts reclassified from other accumulated comprehensive income	-	-	-	-
Net current-period other comprehensive loss	(117)	-	(970)	(1,087)
Balance at March 31, 2014	$-	$(12,833)	$23,993	$11,160

The following table presents the changes in accumulated other comprehensive loss by component (in thousands) for the three months ended March 31, 2013:

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

The Company did not reclassify any material items out of accumulated other comprehensive income during the three months ended March 31, 2014 or March 31, 2013.

Note 12. Earnings per Share (“EPS”)

Basic earnings per share is calculated by dividing the net income attributable to Tower International, Inc. by the weighted average number of common shares outstanding.

The share count for diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effects of dilutive common stock equivalents (“CSEs”) outstanding during the period.  CSEs, which are securities that may entitle the holder to obtain common stock, include outstanding stock options and restricted stock units.  When the average price of the common stock during the period exceeds the exercise price of a stock option, the options are considered potentially dilutive CSEs.  When there is a loss from continuing operations, potentially dilutive shares are excluded from the computation of earnings per share, as their effect would be anti-dilutive.

The Company included the effects of all dilutive shares for the three months ended March 31, 2014. As the average price of the common stock during the three months ended March 31, 2013 did not exceed the exercise price of certain stock options, the Company excluded 0.9 million of potentially anti-dilutive shares for the three months ended March 31, 2013.

A summary of the information used to compute basic and diluted net income per share attributable to Tower International, Inc. is shown below (in thousands – except share and per share amounts):

	Three Months Ended March 31,
	2014	2013
Net income	$15,278	$4,534
Less: Net income attributable to the noncontrolling interests	423	1,986
Net income attributable to Tower International, Inc.	$14,855	$2,548

Weighted average common shares outstanding
Basic	20,513,183	20,261,259
Dilluted	21,263,163	20,593,045

Net income per share attributable to Tower International, Inc.
Basic	$0.72	$0.13
Dilluted	0.70	0.12

Note 13. Share-Based and Long-Term Compensation

2010 Equity Incentive Plan

The Company adopted an equity incentive plan in connection with its 2010 initial public offering that allows for the grants of stock options, restricted stock awards, other equity-based awards, and certain cash-based awards to be made pursuant to the plan. The eligibility requirements and terms governing the allocation of any common stock, and the receipt of other consideration under the 2010 Equity Incentive Plan, are determined by the Board of Directors and/or its Compensation Committee. The number of shares of common stock that may be issued or delivered may not exceed 4.6 million shares, in the aggregate. Cash settled awards do not count against the maximum aggregate number.

On April 25, 2014, the 2010 Equity Incentive Plan was amended and restated. The number of shares of common stock available for issuance pursuant to new awards under the 2010 Equity Incentive Plan has been reduced to 850,000 shares (plus shares subject to awards that were forfeited, cancelled, or otherwise terminated without payment since December 31, 2013).

Share-Based Compensation

At March 31, 2014, before the amendment and restatement of the 2010 Equity Incentive Plan as described above, 1,086,832 shares were available for future grants of options and other types of awards under the 2010 Equity Incentive Plan. Forfeited shares may be re-issued under the plan up to the maximum amount to be issued, as defined by the plan.

The following table summarizes the Company’s award activity during the three months ended March 31, 2014:

	Options		Restricted Stock Units
Outstanding at:	Shares	Weighted Average Exercise Price	Shares	Weighted Average Grant Date Fair Value
December 31, 2013	742,384	$12.28	719,904	$11.04
Granted	-	-	81,793	26.45
Options exercised or RSUs vested	(53,444)	12.41	(103,406)	13.43
Forfeited	(5,702)	12.05	(2,650)	12.82
March 31, 2014	683,238	$12.27	695,641	$12.49

Stock Options

The exercise price of each stock option equals the market price of the Company’s common stock on the grant date. Compensation expense is recorded at the grant date fair value and is recognized on a straight-line basis over the applicable vesting periods. The Company’s stock options generally vest over three years, with a maximum term of ten years.

During the three months ended March 31, 2014 and 2013, the Company recognized an expense of $0.4 million and $0.5 million, respectively, relating to the options. The Company did not recognize any tax benefit related to this compensation expense. As of March 31, 2014, the Company has $1 million of unrecognized compensation expense associated with these stock options that will be amortized on a straight-line basis over the next eleven months on a weighted average basis.

As of March 31, 2014, the Company has an aggregate of 683,238 stock options that have been granted, but have not yet been exercised. As of March 31, 2014, the remaining average contractual life for the options is approximately eight years. During the three months ended March 31, 2014, 53,444 stock options were exercised, which had an aggregate intrinsic value of $0.7 million. As of March 31, 2014, 511,822 stock options were exercisable, which had an aggregate intrinsic value of $7.6 million. During the three months ended March 31, 2014, 5,702 stock options were forfeited and no options were granted.

Restricted Stock Units (“RSUs”)

The grant date fair value of each RSU equals the market price of the Company’s common stock on the grant date. Compensation expense is recorded at the grant date fair value, less an estimated forfeiture amount, and is recognized on a straight-line basis over the applicable vesting periods.

During the three months ended March 31, 2014 and 2013, the Company recognized an expense of $0.8 million and $0.7 million, respectively, relating to the RSUs. The Company did not recognize any tax benefit related to this compensation expense. As of March 31, 2014, the Company has $4.5 million of unrecognized compensation expense associated with these RSUs that will be amortized on a straight-line basis over the next 14 months on a weighted average basis. The Company’s RSUs generally vest over a three year period.

As of March 31, 2014, the Company has an aggregate of 695,641 RSUs that have been granted but have not yet vested. During the three months ended March 31, 2014, 2,650 RSUs were forfeited.

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

On March 1, 2014, one third of the RSUs granted on March 3, 2011 vested, resulting in the issuance of 25,995 shares at a fair value of $0.7 million. After offsets for withholding taxes, a total of 17,366 shares of common stock were issued in connection with this vesting.  This total is net of shares repurchased to provide payment for certain executives’ minimum statutory withholding tax. The Company paid $0.2 million to acquire 8,629 vested shares to cover the minimum statutory withholding taxes.

On March 6, 2014, one third of the RSUs granted on March 6, 2012 and one third of the RSUs granted on March 5, 2013 vested, resulting in the issuance of 77,411 shares at a fair value of $2 million. After offsets for withholding taxes, a total of 52,163 shares of common stock were issued in connection with this vesting.  This total is net of shares repurchased to provide payment for certain executives’ minimum statutory withholding tax. The Company paid $0.7 million to acquire 25,248 vested shares to cover the minimum statutory withholding taxes.

Long-Term Compensation

Performance Award Agreements

Under the provisions of the 2010 Equity Incentive Plan, the Company granted certain awards pursuant to Performance Award Agreements to approximately 80 executives on March 5, 2013. Additional awards were granted on March 6, 2014. The purpose of these awards is to provide the executives an incentive to participate in the long-term success and growth of the Company. The Performance Award Agreements provide for cash-based awards that vest upon payment. The awards granted on March 5, 2013, will be paid after December 31, 2015, and the awards granted on March 6, 2014, will be paid after December 31, 2016, if certain performance conditions are met. These awards are also subject to payment upon a change in control or termination of employment, if certain criteria are met. One half of the awards will be based on the Company's Adjusted EPS Growth Rate, which is defined as the Company’s cumulative Adjusted EPS for the performance period of the awards, stated in terms of a percentage growth rate. The performance period of the awards granted on March 5, 2013, is January 1, 2013 through December 31, 2015, and the performance period of the awards granted on March 6, 2014, is January 1, 2014 through December 31, 2016. The Company's earnings per share will be adjusted to exclude the effect of extraordinary, unusual, and/or nonrecurring items and then will be divided by the number of fiscal years in the specified period, stated in terms of a percentage growth rate.  The remaining half of the awards will be based on the Company's percentile ranking of total shareholder return, compared to a peer group of companies ("TSR Percentile"), for the performance period. The awards represent unfunded, unsecured obligations of the Company.

During the three months ended March 31, 2014 and 2013, the Company recorded an expense related to these awards of $1.1 million and $0.1 million, respectively. At March 31, 2014, the Company had a liability of $2 million related to these awards. This liability is presented as other non-current liabilities in the Condensed Consolidated Balance Sheet.

Note 14. Segment Information

The Company defines its operating segments as components of its business where separate financial information is available. The Company’s operating segments are routinely evaluated by management. The Company’s chief operating decision maker (“CODM”) is its Chief Executive Officer.

The Company produces engineered structural metal components and assemblies primarily serving the global automotive industry. The Company’s operations have similar economic characteristics and share fundamental characteristics, including the nature of the products, production processes, margins, customers, and distribution channels. The Company’s products include body structures stampings, chassis structures (including frames), and complex welded assemblies for small and large cars, crossovers, pickups, and SUVs. The Company is comprised of four operating segments: Europe, Asia, North America, and South America. These operating segments are aggregated into two reportable segments: the International segment, which consists of Europe and Asia, and the Americas segment, which consists of North America and South America.

The Company measures segment operating performance based on Adjusted EBITDA. The Company uses segment Adjusted EBITDA as the basis for the CODM to evaluate the performance of each of the Company’s reportable segments.

The following is a summary of select data for each of the Company’s reportable segments (in thousands):

	International	Americas	Total
Three Months Ended March 31, 2014
Revenues	$249,863	$298,512	$548,375
Adjusted EBITDA	20,466	33,748	54,214
Capital Expenditures	8,355	11,446	19,801
Total assets	765,428	550,283	1,315,711

Three Months Ended March 31, 2013
Revenues	$244,769	$289,371	$534,140
Adjusted EBITDA	22,031	30,035	52,066
Capital Expenditures	5,984	10,684	16,668

Inter-segment sales are not significant for any period presented. Capital expenditures do not equal cash disbursed for purchases of property, plant, and equipment, as presented in the accompanying Condensed Consolidated Statements of Cash Flows, as capital expenditures above include amounts paid and accrued during the periods presented.

The following is a reconciliation of Adjusted EBITDA to income before provision for income taxes and equity in loss of joint venture (in thousands):

	Three Months Ended March 31,
	2014	2013
Adjusted EBITDA	$54,214	$52,066
Restructuring and asset impairment charges, net	(1,389)	(2,680)
Depreciation and amortization	(24,688)	(25,172)
Acquisition costs and other	(106)	(74)
Long-term compensation expense	(2,637)	(1,362)
Interest expense, net	(6,990)	(13,154)
Other expense	(87)	-
Closure of Tower Defense & Aerospace	-	(1,600)
Income before provision for income taxes and equity in loss of joint venture	$18,317	$8,024

Note 15. Fair Value of Financial Instruments

FASB ASC No. 820, Fair Value Measurements, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The exit price is based upon the amount that the holder of the asset or liability would receive or need to pay in an actual transaction or in a hypothetical transaction if an actual transaction does not exist at the measurement date. In some circumstances, the entry and exit price may be the same; however, they are conceptually different.

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

FASB ASC No. 820 establishes a fair value hierarchy that distinguishes between assumptions based upon market data, referred to as observable inputs, and the Company’s assumptions, referred to as unobservable inputs. Determining where an asset or liability falls within that hierarchy depends on the lowest level input that is significant to the fair value measurement as a whole. An adjustment to the pricing method used within either Level 1 or Level 2 inputs could generate a fair value measurement that effectively falls in a lower level in the hierarchy. The hierarchy consists of three broad levels, as follows:

Level 1: Quoted market prices in active markets for identical assets and liabilities;

Level 2: Inputs, other than Level 1 inputs, that are either directly or indirectly observable; and

Level 3: Unobservable inputs developed using estimates and assumptions that reflect those that market participants would use.

At March 31, 2014, the carrying value and estimated fair value of the Company’s total debt was $533.9 million and $535 million, respectively. At December 31, 2013, the carrying value and estimated fair value of the Company’s total debt was $492.6 million and $497.8 million, respectively. The majority of the Company’s debt at March 31, 2014 and December 31, 2013 was comprised of the Term Loan Credit Facility. The Term Loan Credit Facility can be traded between financial institutions and accordingly, this has been classified as Level 2. The fair value was determined based upon the quoted market values. The remainder of the Company’s debt, primarily consisting of foreign subsidiary indebtedness, is asset-backed and is classified as Level 3. As this debt carries variable rates and minimal credit risk, the book value approximates fair value.

The Company did not have any assets or liabilities that were measured at fair value on a nonrecurring basis during the three months ended March 31, 2014.

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

In accordance with FASB ASC No. 360, Property, Plant, & Equipment, long-lived assets held for sale with a carrying amount of $1.6 million were written down to their fair value of $0.6 million, resulting in a loss of $1 million, which is included in the Company’s Condensed Consolidated Statement of Operations for the three months ended March 31, 2013. Fair value of the assets was determined using a third party appraisal based on current market conditions.

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

During the second quarter of 2013, the Company reached an agreement with the parties to the Ningbo joint venture, whereby the Company agreed to acquire an additional 6% equity interest in Ningbo for $0.8 million. In connection with the agreement, certain other agreements were modified during the second quarter of 2013, resulting in the Company no longer having the ability to exert control over the operating and financial affairs of Ningbo. Accordingly, the financial results of Ningbo are not consolidated within the Company's financial statements for the quarterly periods beginning after the first quarter of 2013; rather, the Company's proportionate share of the earnings of the joint venture have been presented net of tax as equity in earnings of joint venture in the Consolidated Statements of Operations. During the three months ended March 31, 2014, the Company recorded equity in losses of Ningbo of $0.1 million. The Company made the $0.8 million payment to acquire the additional 6% interest during March 2014. The Company had an accrual of $0.8 million recorded at December 31, 2013 related to the expected payment.

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

Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. The established liability for environmental matters is based upon management’s best estimates of expected investigation/ remediation costs related to environmental contamination. It is possible that actual costs associated with these matters will exceed the environmental reserves established by the Company. Inherent uncertainties exist in the estimates, primarily due to unknown environmental conditions, changing governmental regulations, and legal standards regarding liability and evolving technologies for handling site remediation and restoration. At March 31, 2014 and December 31, 2013, the Company had $1.7 million accrued for environmental matters.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Company Overview

We are a leading integrated global manufacturer of engineered automotive structural metal components and assemblies primarily serving original equipment manufacturers (“OEMs”). We offer our automotive customers a broad product portfolio, supplying body-structure stampings, frame and other chassis structures, as well as complex welded assemblies, for small and large cars, crossovers, pickups, and sport utility vehicles (“SUVs”). Our products are manufactured at 29 facilities, strategically located near our customers in North America, South America, Europe, and Asia. We support our manufacturing operations through seven engineering and sales locations around the world. Our products are offered on a diverse mix of vehicle platforms, reflecting the balanced portfolio approach of our business model and the breadth of our product capabilities. We supply products to approximately 180 vehicle models globally to 11 of the 12 largest OEMs, based on 2013 production volumes.

We believe that our engineering, manufacturing, and program management capabilities, our geographic and customer diversification, our competitive cost, our financial discipline, and our colleague engagement position us for long-term success.

Recent Trends

Production Volumes

During the first quarter of 2014, industry production volumes increased from 2013 in Europe, China, and North America, while declining in Brazil. According to IHS Automotive® (“IHS”), industry production is projected to increase for the full 2014 year in three of these markets; the exception being a decline in Brazil.

Factors Affecting our Industry, Revenues, and Expenses

For information regarding factors that affect our industry, revenues, and expenses, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Results of Operations—Three Months Ended March 31, 2014 Compared with the Three Months Ended March 31, 2013

The following table presents production volumes in specified regions, according to IHS, for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 (in millions of units produced):

	Europe	China	North America	Brazil
Three Months Ended March 31, 2014	5.1	5.2	4.3	0.7
Three Months Ended March 31, 2013	4.8	4.7	4.0	0.8

Increase / (Decrease)	0.3	0.5	0.3	(0.1)

Percentage change	7%	11%	6%	(4)%

According to IHS, full year 2014 vehicle production is expected to increase when compared to 2013 in both of the major markets in which we operate, North America and Europe, by 4% and 1%, respectively.

The following table presents select financial information for the three months ended March 31, 2014 and 2013 (in millions):

	International		Americas		Consolidated
	Three Months Ended		Three Months Ended		Three Months Ended
	March 31,		March 31,		March 31,
	2014	2013	2014	2013	2014	2013

Revenues	$249.9	$244.7	$298.5	$289.4	$548.4	$534.1
Cost of sales	226.7	218.2	259.9	257.8	486.6	476.0
Gross profit	23.2	26.5	38.6	31.6	61.8	58.1
Selling, general, and administrative expenses	11.2	12.5	23.1	20.9	34.3	33.4
Amortization expense	0.5	0.6	0.2	0.2	0.7	0.8
Restructuring and asset impairment charges, net	0.2	-	1.2	2.7	1.4	2.7
Operating income	$11.3	$13.4	$14.1	$7.8	25.4	21.2
Interest expense, net					7.0	13.2
Other expense					0.1	-
Provision for income taxes					2.9	3.5
Equity in loss of joint venture, net of tax					(0.1)	-
Net income attributable to noncontrolling interest					0.4	2.0
Net income attributable to Tower International, Inc.					$14.9	$2.5

Comparison of Periods – GAAP Analysis of Consolidated Results

Revenues

Total revenues increased during the three months ended March 31, 2014 by $14.3 million, or 3%, from the three months ended March 31, 2013, reflecting primarily higher volume in our Americas segment ($17.6 million) and in our International segment ($1.5 million). Revenues were positively affected by the strengthening of foreign currencies against the U.S. dollar in our International segment, primarily the Euro ($7.6 million) and the Chinese Rmb ($0.8 million), but were negatively affected by the strengthening of the U.S. dollar against the Brazilian Real ($8.6 million) in our Americas segment. Revenues were also adversely affected by unfavorable pricing ($4.6 million).

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

Total gross profit increased by $3.7 million, or 6%, from the three months ended March 31, 2013 to the three months ended March 31, 2014 and our gross profit margin increased from 10.9% during the 2013 period to 11.3% during the 2014 period. The increase in total gross profit reflects higher volume ($5 million) and favorable foreign exchange ($0.2 million, excluding the impact on depreciation), offset partially by unfavorable product mix ($4.7 million). All other factors were net favorable by $3.2 million. Cost of sales was reduced by favorable efficiencies ($11 million), which was offset partially by unfavorable pricing and economics ($8.7 million).

Total gross profit was positively affected by a decrease in the depreciation included in cost of sales from $23.4 million during the three months ended March 31, 2013 to $22.4 million during the three months ended March 31, 2014. The decrease reflects primarily the closure of Tower Defense & Aerospace, LLC (“TD&A”).

Selling, General, and Administrative Expenses (“SG&A”)

Total SG&A increased $0.9 million, or 3%, from the three months ended March 31, 2013, reflecting primarily higher long-term compensation of $1.3 million.

Amortization Expense

Total amortization expense decreased $0.1 million, or 13%, from the three months ended March 31, 2013.

Restructuring and Asset Impairment Expense

Total restructuring expense decreased $1.3 million, or 48%, from the three months ended March 31, 2013. During the first quarter of 2014, we incurred charges related to the ongoing maintenance expense of facilities closed as a result of prior actions in our Americas segment and severance charges to reduce fixed costs.

Interest Expense, net

Interest expense, net, decreased $6.2 million, or 47%, from the three months ended March 31, 2013, reflecting primarily lower interest expense associated with the Term Loan Credit Facility when compared to the Senior Secured Notes (“notes”) ($5.3 million) and lower interest expense associated with our ABL Revolver ($0.8 million).

Other Expense

Other expense represents the fees paid in connection with the Second Refinancing Term Loan Amendment and Additional Term Loan Amendment (“Second Term Loan Amendment”), which was entered into on January 31, 2014 ($0.1 million).

Provision for Income Taxes

Income tax expense decreased $0.6 million, from the three months ended March 31, 2013. Our income tax expense varies each period depending on the level and mix of income and losses generated in the various jurisdictions in which we do business.

During 2013, Cerberus, at the time our principal stockholder, sold its ownership in us. The sale constituted an ownership change under Section 382 of the Internal Revenue Code. Under Section 382, the amount of U.S. net operating losses generated before the ownership change that can be utilized after the change is limited. We still do not anticipate paying any material income taxes in the U.S. in 2014 or 2015 even with the annual limitation.

We continually evaluate our net deferred tax asset positions and the necessity of establishing or removing valuation allowances in all jurisdictions. We record valuation allowances when a history of cumulative losses exists and there is significant uncertainty related to the future realization of the deferred tax assets. In certain jurisdictions, such as the U.S., Brazil, and the Netherlands, our recent history of operating losses does not allow us to satisfy the “more likely than not” criterion for recognition of deferred tax assets. Therefore, we will maintain full valuation allowances against our net deferred tax assets in the U.S. and certain other countries until sufficient positive evidence exists to reduce or eliminate the valuation allowances. If our operating performance and automotive production volumes remain stable in the U.S., we believe that it is reasonably possible that valuation allowances in excess of $100 million could be released in 2015. If the U.S. valuation allowance is released, U.S. deferred income tax expense would be recorded on any subsequent U.S. pre-tax income, which will thereby impact net income attributable to Tower International, Inc. and net income attributable to Tower International, Inc. per share; however, we still do not anticipate paying any material U.S. income taxes in either 2014 or 2015.

Equity in Loss of Joint Venture

Equity in loss of joint venture represents our share in the in the loss of our unconsolidated Ningbo joint venture during the three months ended March 31, 2014.

Noncontrolling Interest, Net of Tax

The adjustment to our earnings required to give effect to the elimination of noncontrolling interests decreased by $1.6 million from the three months ended March 31, 2013, reflecting decreased earnings in our Consolidated Chinese joint ventures.

Comparison of Periods—Non-GAAP Analysis of Adjusted EBITDA

A reconciliation of Adjusted EBITDA to net income attributable to Tower International, Inc. for the periods presented is set forth below (in millions):

	International		Americas		Consolidated
	Three Months Ended		Three Months Ended		Three Months Ended
	March 31,		March 31,		March 31,
	2014	2013	2014	2013	2014	2013

Adjusted EBITDA	$20.5	$22.1	$33.7	$30.0	$54.2	$52.1
Intercompany charges	2.4	2.6	(2.4)	(2.6)	-	-
Restructuring and asset impairment charges, net	(0.2)	(0.1)	(1.2)	(2.6)	(1.4)	(2.7)
Depreciation and amortization	(11.3)	(11.2)	(13.4)	(14.0)	(24.7)	(25.2)
Acquisition and other	(0.1)	-	-	-	(0.1)	-
Long-term compensation (a)	-	-	(2.6)	(1.4)	(2.6)	(1.4)
Closure of TD&A (b)	-	-	-	(1.6)	-	(1.6)
Operating income	$11.3	$13.4	$14.1	$7.8	25.4	21.2
Interest expense, net					(7.0)	(13.2)
Other expense (c)					(0.1)	-
Provision for income taxes					(2.9)	(3.5)
Equity in loss of joint venture, net of tax (d)					(0.1)	-
Net income attributable to noncontrolling interest					(0.4)	(2.0)
Net income attributable to Tower International, Inc.					$14.9	$2.5

(a)	Represents the compensation expense related to stock options, restricted stock units, and certain compensation programs intended to benefit our long-term success and growth. The compensation charges are incurred during the applicable vesting periods of each program.
(b)	Represents the exclusion of the non-recurring losses associated with the closing of TD&A in 2013. These losses are not indicative of the actual operating performance of our core business.
(c)	Represents the fees paid in connection with the Second Term Loan Amendment.
(d)	Represents the net loss attributable to our Ningbo joint venture, which we do not consolidate in our financial statements given the non-controlling nature of our interest in this entity. The financial results of Ningbo are consolidated within our financial statements for the three months ended March 31, 2013 because the change in control occurred during the second quarter of 2013.

The following table presents revenues (a GAAP measure) and Adjusted EBITDA (a non-GAAP measure) for the three months ended March 31, 2014 and 2013 (in millions), as well as an explanation of variances:

	International		Americas		Consolidated
	Revenues	Adjusted EBITDA(e)	Revenues	Adjusted EBITDA(e)	Revenues	Adjusted EBITDA(e)
Three Months Ended March 31, 2014 results	$249.9	$20.5	$298.5	$33.7	$548.4	$54.2
Three Months Ended March 31, 2013 results	244.7	22.1	289.4	30.0	534.1	52.1
Variance	$5.2	$(1.6)	$9.1	$3.7	$14.3	$2.1

Variance attributable to:
Volume and mix	$1.5	$(1.2)	$17.6	$1.5	$19.1	$0.3
Foreign exchange	8.4	0.7	(8.6)	(0.4)	(0.2)	0.3
Pricing and economics	(4.7)	(5.8)	0.1	(2.7)	(4.6)	(8.5)
Efficiencies	-	5.0	-	6.0	-	11.0
Selling, general and administrative expenses and other items (f)	-	(0.3)	-	(0.7)	-	(1.0)
Total	$5.2	$(1.6)	$9.1	$3.7	$14.3	$2.1

(e)	We have presented a reconciliation of Adjusted EBITDA to net income attributable to Tower International, Inc, above.
(f)	When we refer to “selling, general, and administrative expenses and other items”, the “other items” refer to (i) savings which we generate after implementing restructuring actions, (ii) the costs associated with launching new products, and (iii) one-time items which may include reimbursement of costs.

Adjusted EBITDA

When we analyze Adjusted EBITDA, we separately categorize external factors—volume, product mix, and foreign exchange—and all other factors which impact Adjusted EBITDA, which we refer to as “other factors.”

Consolidated Company: Consolidated Adjusted EBITDA increased by $2.1 million, or 4%, from the three months ended March 31, 2013, reflecting primarily higher volume ($5 million) and favorable foreign exchange ($0.3 million), offset partially by unfavorable product mix ($4.7 million). All other factors were net favorable by $1.5 million. Favorable efficiencies ($11 million) were offset partially by unfavorable pricing and economics ($8.5 million) and unfavorable SG&A expenses and other items ($1 million).

International Segment: In our International segment, Adjusted EBITDA decreased by $1.6 million, or 7%, from the three months ended March 31, 2013, reflecting primarily unfavorable product mix ($2 million), offset partially by higher volume ($0.8 million) and favorable foreign exchange ($0.7 million). All other factors were net unfavorable by $1.1 million. Unfavorable pricing and economics ($5.8 million), principally product pricing and labor costs, and unfavorable SG&A expenses and other items ($0.3 million) were offset partially by favorable efficiencies ($5 million).

Americas Segment: In our Americas segment, Adjusted EBITDA increased by $3.7 million, or 12%, from the three months ended March 31, 2013, reflecting primarily higher volume ($4.2 million), offset partially by unfavorable product mix ($2.7 million) and unfavorable foreign exchange ($0.4 million). All other factors were net favorable by $2.6 million. Favorable efficiencies ($6 million) were offset partially by unfavorable pricing and economics ($2.7 million), principally product pricing and labor costs, and unfavorable SG&A expenses and other items ($0.7 million).

Restructuring

The following table sets forth our net restructuring and asset impairment charges by type for the periods presented (in millions):

	Three Months Ended March 31,
	2014	2013
Employee termination costs	$0.5	$0.1
Other exit costs	0.9	1.6
Asset impairments	-	1.0
Total	$1.4	$2.7

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

The charges incurred in our Americas segment during the three months ended March 31, 2014 related to the ongoing maintenance of facilities closed as a result of prior actions and severance related charges to reduce fixed costs. The charges incurred in our International segment related to severance charges in Europe to reduce fixed costs.

The charges incurred in our Americas segment during the three months ended March 31, 2013 related to the ongoing maintenance of facilities closed as a result of prior actions and an impairment charge on a facility we ceased using. The charges incurred in our International segment related to severance charges in Europe to reduce fixed costs.

We expect to continue to incur additional restructuring expense in 2014 related primarily to previously announced restructuring actions; however, we do not anticipate any additional expense that will be significant, with respect to previously announced actions. We may engage in new actions if business conditions warrant further actions.

Liquidity and Capital Resources

General

We generally expect to fund expenditures for operations, administrative expenses, capital expenditures, and debt service obligations with internally generated funds from operations and we generally expect to satisfy working capital needs from time-to-time with borrowings under our revolving credit facility or cash on hand. As of March 31, 2014, we had available liquidity of approximately $362 million, which we believe is adequate to fund our working capital requirements for at least the next twelve months. We believe that we will be able to meet our debt service obligations and fund operating requirements for at least the next twelve months with cash flow from operations, cash on hand, and borrowings under our revolving credit facility.

Cash Flows and Working Capital

The following table shows the components of our cash flows from continuing operations for the periods presented (in millions):

	Three Months Ended March 31,
	2014	2013
Net cash provided by / (used in):
Operating activities	$16.1	$1.3
Investing activities	(0.8)	(14.6)
Financing activities	35.9	(4.6)

Net Cash Provided by Operating Activities

During the three months ended March 31, 2014, we generated $16.1 million of cash flow from operations compared with $1.3 million during the three months ended March 31, 2013. The primary reason for this increase was higher production volumes in 2014 that increased revenues and profitability and the favorable fluctuation in working capital items. During the three months ended March 31, 2014, we utilized $21.7 million of cash through working capital items compared to $27.1 million during the three months ended March 31, 2013.

Net Cash Used in Investing Activities

Net cash used in investing activities was $0.8 million during the three months ended March 31, 2014, compared to $14.6 million during the three months ended March 31, 2013. The $13.8 million change in cash used reflects primarily the deposit received for the sale of property, plant, and equipment during the three months ended March 31, 2014.

Net Cash Provided by / (Used in) Financing Activities

Net cash provided by financing activities was $35.9 million during the three months ended March 31, 2014, compared to cash used of $4.6 million during the three months ended March 31, 2013. The $40.5 million change was attributable primarily to increased borrowings, including the proceeds received from the additional term loans of approximately $33 million, offset partially by the remittance of dividends to our noncontrolling interests.

Working Capital

We manage our working capital by monitoring key metrics principally associated with inventory, accounts receivable, and accounts payable. Our quarterly average inventory days on hand remained constant at 17 days during the first quarter of 2014 and fourth quarter of 2013. Although our days on hand remained consistent, our inventory levels increased from $81.3 million at December 31, 2013 to $89.2 million at March 31, 2014. The increase reflects higher sales in the first quarter of 2014 compared to the fourth quarter of 2013.

Our accounts receivable balance increased from $255.7 million as of December 31, 2013 to $320.8 million as of March 31, 2014. The increase reflects the timing of customer payments consistent with normal seasonality and increased revenues during the first quarter of 2014 compared to the fourth quarter of 2013.

Our accounts payable balance increased from $262.4 million as of December 31, 2013 to $318.6 million as of March 31, 2014. The change reflects primarily the increase of trade accounts payable, reflecting primarily the matching of terms with our customers and vendors, and the increase of accounts payable related to customer funded tooling, which resulted from the timing of customer programs.

Our working capital usage is seasonal in nature. During the first half of the year, production and sales typically increase substantially, which causes our working capital to increase because our accounts receivable and inventory increase. In addition, we make our annual incentive bonus plan payments during the second quarter. In the second half of the year, production and sales typically decline as a result of scheduled customer shutdowns. The lower production and sales generally result in a reduction of accounts receivables and inventory, which decreases our working capital.

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

On March 31, 2014 and December 31, 2013 we had working capital balances of $132.1 million and $94.1 million, respectively.

Sources and Uses of Liquidity

Our available liquidity at March 31, 2014 was approximately $362 million, which consisted of $185.3 million of cash on hand and unutilized borrowing availability under our U.S. and foreign credit facilities of $138.5 million and $38.6 million, respectively. A significant portion of our cash balance is located at foreign subsidiaries, including our subsidiaries in China, and is presently being used to fund operations at and investment in those locations. Periodically, we remit cash from our Chinese subsidiaries in the form of dividends. For example, during the year ended December 31, 2013, we remitted $17.7 million in dividends from our Chinese joint venture. As of December 31, 2013 and March 31, 2013, we had available liquidity of approximately $315 million and $209 million, respectively.

As of March 31, 2014, we had short-term debt of $52.3 million, of which $18.8 million related to receivables factoring in Europe, $17 million related to debt in Brazil, $8.6 million related to indebtedness in Europe, $4.5 million related to current maturities of our Term Loan Credit Facility, and $3.4 million related to debt in China. The majority of our Brazilian debt is subject to renewal. Historically, we have been successful in renewing this debt as it becomes due, but we cannot provide assurance that this debt will continue to be renewed or, if renewed, that this debt will continue to be renewed under the same terms. The receivables factoring in Europe consists of uncommitted demand facilities, which are subject to termination at the discretion of the banks, although we have not experienced any terminations by the banks. We believe that we will be able to continue to renew the majority of our Brazilian debt and to continue the receivables factoring in Europe.

During the first quarter of 2014:

•	In Brazil, we obtained a term loan in the amount of $8.8 million (R$20 million) with a maturity date of January 2015 and an interest rate of 14.55%.

•	In China, we obtained a fixed rate secured line of credit facility in the amount of $1.4 million (Rmb 9 million) with a maturity date of March 2015 and an interest rate of 7.80%.

Free Cash Flow and Adjusted Free Cash Flow

Free cash flow and adjusted free cash flow are non-GAAP measures. Free cash flow is defined as cash provided by operating activities and the deposit received for the sale of property, plant, and equipment less cash disbursed for purchases of property, plant, and equipment. Adjusted free cash flow is defined as free cash flow excluding cash received or disbursed for customer tooling. We believe these metrics provide useful information to our investors because management regularly reviews these metrics as important indicators of how much cash is generated by our normal business operations, net of capital expenditures and cash provided or disbursed for customer-owned tooling, and makes decisions based upon them. Management also views these metrics as a measure of cash available to reduce debt and grow the business. Free cash flow and adjusted free cash flow are calculated as follows (in millions):

	Three Months Ended March 31,
	2014	2013
Net cash provided by continuing operating activities	$16.1	$1.3
Cash disbursed for purchases of property, plant, and equipment, net	(13.9)	(14.6)
Deposit received for the sale of property, plant, and equipment *	13.8	-
Free cash flow	16.0	(13.3)
Less: Net cash disbursed for customer-owned tooling	(7.9)	(4.3)
Adjusted free cash flow	$23.9	$(9.0)

* Refer to the "Customer Reimbursed Plant Relocation" section of Note 7 for further information.

Adjusted free cash flow was $23.9 million during the first three months of 2014, compared to negative $9 million during the three months ended March 31, 2013. The $32.9 million difference in adjusted free cash flow reflects primarily the increase in net cash provided by continuing operating activities and the deposit received related to the anticipated sale of one of our Chinese facilities. The primary reason for the increase in net cash provided by operating activities was higher production volumes in 2014 that increased revenues and profitability and the favorable fluctuation in working capital items.

Debt

As of March 31, 2014, we had outstanding indebtedness, excluding capital lease obligations, of approximately $533.9 million, which consisted of the following:

•	$448.2 million (net of a $1.8 million discount) indebtedness outstanding under our Term Loan Credit Facility
•	$85.7 million of foreign subsidiary indebtedness

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

On January 31, 2014, we amended the Term Loan Credit Agreement by entering into the Second Term Loan Amendment, pursuant to which, among other things, the outstanding term loans under the Term Loan Credit Agreement were refinanced in full and additional term loans in an aggregate principal amount of approximately $33 million (the “Additional Term Loans”) were disbursed. After giving effect to the disbursement of the Additional Term Loans, there are term loans (the “Term Loans”) in the aggregate principal amount of $450 million outstanding under the Term Loan Credit Agreement. The term loans bear interest at (i) the Alternate Base Rate plus a margin of 2.00% or (ii) the Adjusted LIBO Rate (calculated by multiplying the applicable LIBOR rate by a statutory reserve rate, with a floor of 1.00%) plus a margin of 3.00%.

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

As of March 31, 2014, the Company was in compliance with the financial covenants that govern its credit agreements.

Second Amended Revolving Credit Facility

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

Our Second Amended Revolving Credit Facility Agreement also provides for the issuance of letters of credit in an aggregate amount not to exceed $50 million, provided that the total amount of credit (inclusive of revolving loans and letters of credit) extended under our Second Amended Revolving Credit Facility Agreement is subject to an overall cap, on any date, equal to the lesser of $150 million or the amount of the borrowing base on such date. The borrowing base is based upon the value of certain of our assets, including certain of our accounts receivable, inventory, and real property, plant, and equipment, and thus changes from time to time depending on the value of the assets included within the borrowing base. The administrative agent for this facility causes to be performed an appraisal of the assets (other than the accounts receivable) included in the calculation of the borrowing base either on an annual basis or, if our availability under the facility is less than the greater of 15% of the total commitment (which is currently $150 million) or $22.5 million during any twelve month period, as frequently as on a semi-annual basis. In addition, if certain material defaults under the facility have occurred and are continuing, the administrative agent has the right to perform any such appraisal as often as it deems necessary in its sole discretion. Our administrative agent may make adjustments to our borrowing base pursuant to these appraisals. These adjustments may negatively impact our ability to obtain revolving loans or support our letters of credit needs under our Second Amended Revolving Credit Facility Agreement. Based on the value of our assets at February 28, 2014, we were entitled to borrow $150 million under our Second Amended Revolving Credit Facility Agreement at March 31, 2014. On that date, we had no borrowings outstanding under our Amended ABL Revolver and $11.5 million of letters of credit outstanding under the Second Amended Revolving Credit Facility Agreement. Thus, we could have borrowed an additional $138.5 million under the Second Amended Revolving Credit Facility Agreement as of March 31, 2014, calculated as follows (in millions):

Revolver borrowing base	$150.0
Borrowings on revolver	-
Letters of credit outstanding on revolver	11.5
Availability	$138.5

Our Second Amended Revolving Credit Facility Agreement bears interest at a base rate plus a margin or at LIBOR plus a margin. The applicable margin is determined by reference to the average availability under the Second Amended Revolving Credit Facility Agreement over the preceding three months. The applicable margins as of March 31, 2014 were 1.00% and 2.00% for base rate and LIBOR based borrowings, respectively. Borrowings outstanding under our Second Amended Revolving Credit Facility Agreement may vary significantly from time to time depending on our cash needs at any given time. Our Second Amended Revolving Credit Facility Agreement matures on June 19, 2018.

Our Second Amended Revolving Credit Facility Agreement contains customary covenants applicable to certain of our subsidiaries, including a financial maintenance covenant ratio (the “Fixed Charge Coverage Ratio”) based on the ratio of consolidated Adjusted EBITDA to consolidated fixed charges, each as defined in the agreement. If less than 10% of the total commitment is available (provided that such number cannot be less than $12.5 million) under the facility for more than two consecutive days, we are required to maintain a consolidated Fixed Charge Coverage Ratio of not less than 1.00 to 1.00 on a rolling four quarter basis. If we are required at any time to maintain the consolidated Fixed Charge Coverage Ratio, such requirement will end if at least 10% of the total commitment is available (provided that such number cannot be less than $12.5 million) for twenty consecutive days. Our Letter of Credit Facility contains the same Fixed Charge Coverage Ratio as set forth in the Second Amended Revolving Credit Facility Agreement (as such covenant is only applicable under the Letter of Credit Facility Agreement to the same extent, and at the same times, that it is applicable under the Second Amended Revolving Credit Facility Agreement). During the first quarter of 2014, we were not required to maintain the Fixed Charge Coverage Ratio; thus, we were in compliance with our covenants.

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

Off-Balance Sheet Obligations

In addition to the operating leases described above, our off-balance sheet obligations consist of obligations under our Letter of Credit Facility and Second Amended Revolving Credit Facility. As of March 31, 2014, letters of credit outstanding were $8.5 million under the Letter of Credit Facility and $11.5 million under the Second Amended Revolving Credit Facility.

Our Letter of Credit Facility initially provided for the issuance of up to $38 million of letters of credit with a sublimit for Euro denominated letters of credit (with an option to increase the Letter of Credit Facility to $44.5 million in the future). During 2012 and 2013, we amended the Letter of Credit Facility Agreement multiple times to, among other things, permit the incurrence of additional indebtedness under the Term Loan Credit Agreement and the granting of liens to secure such indebtedness. The remaining terms of the Letter of Credit Facility Agreement have remained the same. The expiration date of the Letter of Credit Facility is June 13, 2014. Applicable fees are 8.50% on the total amount of the facility.

Net Debt

Net debt is a non-GAAP measure that represents total debt less cash and cash equivalents. We regard net debt as a useful measure of our outstanding debt obligations. Our use of the term “net debt” should not be understood to mean that we will use any cash on hand to repay debt. Net debt is calculated as follows (in millions):

	As of	As of
	March 31, 2014	December 31, 2013
Total debt, including capital leases	$544.8	$503.8
Less: Cash and cash equivalents	185.3	134.9
Net debt	$359.5	$368.9

As of March 31, 2014, our net debt was $359.5 million, compared to $368.9 million as of December 31, 2013. The $9.4 million change reflects primarily favorable free cash flow, offset partially by the payment of non-controlling interest dividends.

Disclosure Regarding Forward-Looking Statements

This report contains statements which constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including but not limited to statements relating to trends in the operations, financial results, business and products of our Company, and anticipated production trends. The forward-looking statements can be identified by words such as “anticipate”, “believe”, “plan”, “estimate”, “expect”, “intend”, “project”, and other similar expressions and statements regarding our intent, belief, current plans, or expectations. Our forward looking statements also include, without limitation, statements regarding our anticipated future financial condition, operating results, free cash flows, adjusted free cash flows, net debt leverage, Adjusted EBITDA, and business and financing plans and models. Forward-looking statements are made as of the date of this report and are based upon management’s current expectations and beliefs concerning future developments and their potential effects on us. Such forward-looking statements are not guarantees of future performance. The following important factors, as well as those important factors described elsewhere in this report or in our Annual Report on Form 10-K for the year ended December 31, 2013, could cause our actual results to differ materially from estimates or expectations reflected in such forward-looking statements:

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

This report also contains estimates and other statistical data made by independent parties and by us relating to market size and growth and other data about our industry. This data involves a number of assumptions and limitations, and you are cautioned not to give undue weight to such estimates. We have not independently verified the statistical and other industry data generated by independent parties that are contained in this report and, accordingly, we cannot assure you of the accuracy or completeness of such data. In addition, projections, assumptions, and estimates of our future performance and the future performance of the industries in which we operate are necessarily subject to a high degree of uncertainty and risk.

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

Interest Rate Risk

At March 31, 2014, we had total debt, excluding capital leases, of $533.9 million (net of a $1.8 million discount), consisting of floating rate debt of $485.6 million (91%) and fixed rate debt of $48.3 million (9%). Our floating rate debt consists primarily of our Term Loan Credit Facility, which has a LIBOR floor of 1.00%, and indebtedness held by our international subsidiaries. Assuming no changes in the monthly average variable-rate debt levels of $484.7 million for the three months ended March 31, 2014, we estimate that a hypothetical change of 100 basis points in the LIBOR and alternate base rate would have affected interest expense for the three months ended March 31, 2014 by $0.4 million. A 100 basis point increase in interest rates would not materially impact the fair value of our fixed rate debt.

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

Our strategy for managing currency risk relies primarily upon conducting business in a foreign country in that country’s currency. We may, from time to time, also participate in hedging programs intended to reduce our exposure to currency fluctuations. We believe that the effect of a 100 basis point movement in foreign currency rates against the U.S. dollar would not have materially affected the results of our operations or cash flows for the three months ended March 31, 2014 or 2013. However, we believe that movement in the Euro to the U.S. dollar has the potential to materially affect our stockholders’ equity because we estimated that a hypothetical change of 100 basis points in the Euro to the U.S. dollar exchange rate would have impacted stockholders’ equity by approximately $2.5 million as of March 31, 2014. We do not believe a 100 basis point movement in other foreign currencies would have a material impact on our stockholders’ equity.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2014. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of March 31, 2014, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1A. Risk Factors.

There have been no material changes in our risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities

On March 1, 2014, one-third of the stock options and restricted stock units (“RSUs”) granted on March 1, 2011 vested.  On March 6, 2014, one-third of the stock options and RSUs granted on March 5, 2013 and March 6, 2012, respectively, vested. We reduced the number of shares issuable upon vesting to cover the minimum statutory withholding taxes for certain of the vested participants. This information is reflected in the table below:

Period	Total Number of Shares (or Units) Purchased	Weighted Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (1)
January 1 through January 31, 2014	-	$-
February 1 through February 28, 2014	-	-
March 1 through March 31, 2014	33,877	26.25
Total	33,877	$26.25

(1) We have not announced a general plan or program to purchase shares.

Item 6. Exhibits.

10.1	Form of Performance Award Agreement †

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer

32.1	Section 1350 Certification of the Chief Executive Officer *

32.2	Section 1350 Certification of the Chief Financial Officer *

101.INS	XBRL Instance Document **

101.SCH	XBRL Taxonomy Extension Scheme Document **

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **

101.LAB	XBRL Taxonomy Extension Label Linkbase Document **

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **

 ______________________

*	Furnished, not filed
**	Pursuant to Rule 406T of Regulation S-T, the interactive data files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Exchange Act and otherwise are not subject to liability under those sections.
†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tower International, Inc.

Date: April 30, 2014	/s/ James C. Gouin
James C. Gouin
Chief Financial Officer

Index to Exhibits

10.1	Form of Performance Award Agreement †

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer

32.1	Section 1350 Certification of the Chief Executive Officer *

32.2	Section 1350 Certification of the Chief Financial Officer *

101.INS	XBRL Instance Document **

101.SCH	XBRL Taxonomy Extension Scheme Document **

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **

101.LAB	XBRL Taxonomy Extension Label Linkbase Document **

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **

__________________________

*	Furnished, not filed
**	Pursuant to Rule 406T of Regulation S-T, the interactive data files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Exchange Act and otherwise are not subject to liability under those sections.
†	Management contract or compensatory plan or arrangement.

