Form 10-Q
period 2014-06-30
Tower International, Inc.
filed 2014-07-31
CIK 1485469

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Yes ☐   No ☒

As of July 28, 2014, there were 20,720,619 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

Tower International, Inc. and Subsidiaries

Form 10-Q

PART 1 — FINANCIAL INFORMATION

ITEM 1. Financial Statements

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data - unaudited)

	June 30, 2014	December 31, 2013

ASSETS
Cash and cash equivalents	$169,219	$134,880
Accounts receivable, net of allowance of $1,967 and $2,071	332,337	255,674
Inventories (Note 3)	92,174	81,278
Deferred tax asset - current	8,590	8,649
Prepaid tooling, notes receivable, and other	53,679	44,896
Total current assets	655,999	525,377

Property, plant, and equipment, net	559,246	549,605
Goodwill (Note 6)	66,907	66,976
Investment in joint venture (Note 16)	8,027	8,624
Deferred tax asset - non-current	3,494	3,732
Other assets, net	26,525	28,679
Total assets	$1,320,198	$1,182,993

LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term debt and current maturities of capital lease obligations (Note 8)	$62,303	$39,704
Accounts payable	334,974	262,425
Accrued liabilities	134,417	129,167
Total current liabilities	531,694	431,296

Long-term debt, net of current maturities (Note 8)	470,299	454,073
Obligations under capital leases, net of current maturities (Note 8)	9,368	10,013
Deferred tax liability - non-current	14,187	14,381
Pension liability (Note 10)	46,854	54,915
Other non-current liabilities	80,412	81,446
Total non-current liabilities	621,120	614,828
Total liabilities	1,152,814	1,046,124
Commitments and contingencies (Note 17)

Stockholders' Equity:
Tower International, Inc.'s stockholders' equity
Preferred stock, $0.01 par value, 50,000,000 authorized and 0 issued and outstanding at June 30, 2014 and December 31, 2013	-	-
Common stock, $0.01 par value, 350,000,000 authorized, 21,359,889 issued and 20,718,883 outstanding at June 30, 2014 and 21,079,027 issued and 20,472,637 outstanding at December 31, 2013	213	211
Additional paid in capital	332,580	327,998
Treasury stock, at cost, 641,006 shares at June 30, 2014 and 606,390 shares at December 31, 2013	(9,504)	(8,594)
Accumulated deficit	(226,536)	(257,487)
Accumulated other comprehensive income (Note 11)	10,816	12,247
Total Tower International, Inc.'s stockholders' equity	107,569	74,375
Noncontrolling interests in subsidiaries	59,815	62,494
Total stockholders' equity	167,384	136,869

Total liabilities and stockholders' equity	$1,320,198	$1,182,993

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share and per share amounts - unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Revenues	$576,566	$555,878	$1,124,941	$1,090,018
Cost of sales	512,149	486,411	998,754	962,491
Gross profit	64,417	69,467	126,187	127,527
Selling, general, and administrative expenses	31,828	33,575	66,158	66,945
Amortization expense (Note 6)	667	656	1,324	1,488
Restructuring and asset impairment charges, net (Note 7)	4,716	14,651	6,105	17,331
Operating income	27,206	20,585	52,600	41,763
Interest expense	7,397	21,537	14,592	34,965
Interest income	385	341	590	615
Other expense	-	40,928	87	40,928
Income / (loss) before provision for income taxes and equity in loss of joint venture	20,194	(41,539)	38,511	(33,515)
Provision for income taxes (Note 9)	3,022	3,644	5,902	7,134
Equity in loss of joint venture, net of tax (Note 16)	(222)	(165)	(381)	(165)
Net income / (loss)	16,950	(45,348)	32,228	(40,814)
Less: Net income / (loss) attributable to the noncontrolling interests	854	(237)	1,277	1,749
Net income / (loss) attributable to Tower International, Inc.	$16,096	$(45,111)	$30,951	$(42,563)

Weighted average common shares outstanding
Basic	20,651,097	20,362,672	20,582,140	20,312,245
Diluted	21,373,867	20,362,672	21,318,515	20,312,245

Net income / (loss) per share attributable to Tower International, Inc.:
Basic (Note 12)	$0.78	$(2.22)	$1.50	$(2.10)
Diluted (Note 12)	0.75	(2.22)	1.45	(2.10)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands - unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Net income / (loss)	$16,950	$(45,348)	$32,228	$(40,814)
Other comprehensive income / (loss), net of tax:
Foreign currency translation adjustments (net of tax of $0 million)	(185)	88	(2,741)	(7,355)
Unrealized gain / (loss) on qualifying cash flow hedge (net of tax of $0 million)	-	324	(117)	188
Other comprehensive income / (loss)	(185)	412	(2,858)	(7,167)
Comprehensive income / (loss)	16,765	(44,936)	29,370	(47,981)
Less: Comprehensive income / (loss) attributable to the noncontrolling interests	1,013	15	(150)	2,250
Comprehensive income / (loss) attributable to Tower International, Inc.	$15,752	$(44,951)	$29,520	$(50,231)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands - unaudited)

	Six Months Ended June 30,
	2014	2013

OPERATING ACTIVITIES:
Net income / (loss)	$32,228	$(40,814)

Adjustments required to reconcile net income / (loss) to net cash provided by continuing operating activities:
Asset impairment charges	-	11,006
Term Loan re-pricing fees	87	-
Premium on notes redemption and other fees	-	40,928
Deferred income tax provision	872	103
Depreciation and amortization	49,533	48,637
Non-cash share-based compensation	2,409	2,413
Pension income, net of contributions	(8,061)	(7,438)
Change in working capital and other operating items	(54,315)	(43,033)
Net cash provided by continuing operating activities	$22,753	$11,802

INVESTING ACTIVITIES:
Cash disbursed for purchases of property, plant, and equipment	$(34,262)	$(30,192)
Deposit received for the sale of property, plant, and equipment	13,817	-
Investment in joint venture	(760)	(6,293)
Net proceeds from sale of property, plant, and equipment	-	9,100
Net cash used in continuing investing activities	$(21,205)	$(27,385)

FINANCING ACTIVITIES:
Proceeds from borrowings	$73,790	$329,013
Repayments of borrowings	(71,124)	(325,748)
Proceeds from borrowings on Additional Term Loans	33,145	-
Proceeds from borrowings on Term Loan Credit Facility	-	417,900
Partial redemption of notes	-	(318,992)
Debt financing costs	(917)	(8,437)
Purchase of treasury stock	(910)	(290)
Secondary stock offering transaction costs	(75)	-
Premium paid on partial redemption of notes and other fees	-	(40,928)
Cash restricted for notes redemption	-	(45,150)
Proceeds from stock options exercised	2,173	1,506
Noncontrolling interest dividends	(2,529)	(4,477)
Net cash provided by continuing financing activities	$33,553	$4,397

Discontinued operations:
Net cash from discontinued investing activities	$-	$15,694
Net cash from discontinued operations	$-	$15,694

Effect of exchange rate changes on continuing cash and cash equivalents	$(762)	$(269)

NET CHANGE IN CASH AND CASH EQUIVALENTS	$34,339	$4,239

CASH AND CASH EQUIVALENTS:
Beginning of period	$134,880	$113,943

End of period	$169,219	$118,182

Supplemental Cash Flow Information:
Interest paid, net of amounts capitalized	$14,135	$30,145
Income taxes paid	1,045	6,503
Non-cash Investing Activities:
Capital expenditures in liabilities for purchases of property, plant, and equipment	$24,800	$14,686

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Organization and Basis of Presentation

Tower International, Inc. and its subsidiaries (collectively referred to as the “Company” or “Tower International, Inc.”), is a leading integrated global manufacturer of engineered automotive structural metal components and assemblies, primarily serving original equipment manufacturers, including Ford, Volkswagen Group, Chrysler, Fiat, Volvo, Nissan, Daimler, Toyota, BMW, Chery, Honda, Geely, and PSA. Products include body structures, assemblies and other chassis, structures, and lower vehicle systems and suspension components for small and large cars, crossovers, pickups, and sport utility vehicles (“SUVs”). Including both wholly owned subsidiaries and majority owned subsidiaries, the Company has strategically located production facilities in the United States, Germany, Brazil, Belgium, Slovakia, China, Italy, Poland, and the Czech Republic, supported by engineering and sales locations in the United States, Germany, Italy, Brazil, Japan, China, and India.

The accompanying Condensed Consolidated Financial Statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The information furnished in these financial statements includes normal recurring adjustments and reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of such financial statements. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the SEC. Although the Company believes that the disclosures are adequate to make the information presented not misleading, these Condensed Consolidated Financial Statements should be read in conjunction with the audited year-end financial statements and the notes thereto included in the most recent Annual Report on Form 10-K filed by the Company with the SEC. The interim results for the periods presented may not be indicative of the Company’s actual annual results.

Principles of Consolidation

The Condensed Consolidated Financial Statements include the accounts of the Company and all subsidiaries over which the Company exercises control. All intercompany transactions and balances have been eliminated upon consolidation.

Note 2. New Accounting Pronouncements Not Yet Adopted

Presentation of Financial Statements and Property, Plant, and Equipment

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU 2014-08 amends the definition of a discontinued operation in Accounting Standards Codification (“ASC”) 205-20 and requires entities to provide additional disclosures about disposal transactions that do not meet the discontinued-operations criteria. The ASU is effective for all disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years, with early adoption permitted. As of June 30, 2014, the Company has not adopted ASU 2014-08.

Revenue from Contracts with Customers

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The ASU is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The ASU outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, the ASU provides a five step framework that should be applied to all contracts with customers. The Company is continuing to evaluate the effects, if any, that this ASU may have on its financial condition and results of operations.

Note 3. Inventories

Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method. Maintenance, repair, and non-productive inventory, which are considered consumables, are expensed when acquired and included in cost of sales in the Condensed Consolidated Statements of Operations. Inventories consist of the following (in thousands):

	June 30, 2014	December 31, 2013
Raw materials	$41,017	$36,139
Work in process	22,943	19,650
Finished goods	28,214	25,489
Total inventory	$92,174	$81,278

Note 4. Discontinued Operations and Assets Held for Sale

On December 28, 2012, the Company’s subsidiaries, Tower Automotive Holdings Asia B.V., and Tower Automotive International Holdings B.V., entered into a Stock Purchase Agreement with SJ Holdings, Inc., a subsidiary of SECO (“Buyer”), and consummated the divestiture of its Korean subsidiary, Seojin Industrial Company Ltd. (“Seojin”). Pursuant to the Stock Purchase Agreement, the Buyer assumed the outstanding debt of Seojin and acquired all of the outstanding capital stock of Seojin for a purchase price of fifty billion Korean Won (approximately $47 million USD), of which the Company received 50% on December 28, 2012, 40% on January 31, 2013, and the remaining 10% on December 30, 2013. During the six months ended June 30, 2013, the Company received $18.6 million and paid transaction costs of $2.9 million, in connection with the sale of Seojin. Seojin has been presented as a discontinued operation in accordance with FASB ASC No. 205, Discontinued Operations.

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

When the part for which tooling has been developed reaches a production-ready status, the Company is reimbursed by its customer for the cost of the tooling, at which time, the tooling becomes the property of the customer. The Company has certain other tooling costs related to tools the Company has the contractual right to use during the life of the supply arrangement, which are capitalized and amortized over the life of the related product program. Customer-owned tooling is included in prepaid tooling, notes receivable, and other while company-owned and other tooling is included in other assets, net in the Condensed Consolidated Balance Sheets.

The components of capitalized tooling costs are as follows (in thousands):

	June 30, 2014	December 31, 2013
Customer-owned tooling, net	$26,790	$13,111
Company-owned tooling	2,567	3,113
Total tooling, net	$29,357	$16,224

Any gain recognized, which is defined as the excess of reimbursement over cost, is amortized over the life of the program. If estimated costs are expected to be in excess of reimbursement, a loss is recorded in the period in which the loss is estimated.

Note 6. Goodwill and Other Intangible Assets

Goodwill

The change in the carrying amount of goodwill is set forth below by reportable segment and on a consolidated basis (in thousands):

	International	Americas	Consolidated
Balance at December 31, 2013	$64,403	$2,573	$66,976
Currency translation adjustment	(244)	175	(69)
Balance at June 30, 2014	$64,159	$2,748	$66,907

Intangibles

The Company has certain intangible assets that are related to customer relationships in Europe and Brazil. The intangible assets in Europe and Brazil have definite lives and are amortized on a straight-line basis over the estimated lives of the related assets, which approximate the recognition of related revenues. Intangible assets are recorded in other assets, net in the Condensed Consolidated Balance Sheets. The Company anticipates amortization expense of $1.5 million for the year ended December 31, 2014. No further amortization expense is anticipated to be incurred beyond the third quarter of 2014. The Company incurred amortization expense of $0.7 million and $1.3 million for the three and six months ended June 30, 2014, respectively. The Company incurred amortization expense of $0.7 million and $1.5 million for the three and six months ended June 30, 2013, respectively. The following table presents information about the Company’s intangible assets as of June 30, 2014 and December 31, 2013, respectively (in thousands):

		As of June 30, 2014		As of December 31, 2013
	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible:
Europe	7 years	$16,040	$15,868	$16,038	$14,866
Brazil	7 years	5,456	5,400	5,443	5,078
Total		$21,496	$21,268	$21,481	$19,944

Note 7. Restructuring and Asset Impairment Charges

As of June 30, 2014, the Company has executed various restructuring plans and may execute additional plans in the future to realign manufacturing capacity to prevailing global automotive production and to improve the utilization of remaining facilities. Estimates of restructuring charges are based on information available at the time such charges are recorded. Due to the inherent uncertainty involved in estimating restructuring expenses, actual amounts paid for such activities may differ from amounts initially recorded. Accordingly, the Company may record revisions of previous estimates by adjusting previously established reserves.

Restructuring and Asset Impairment Charges

Net restructuring and asset impairment charges for each of the Company’s segments include the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
International	$96	$1,170	$276	$1,215
Americas	4,620	13,481	5,829	16,116
Consolidated	$4,716	$14,651	$6,105	$17,331

The following table sets forth the Company’s net restructuring and asset impairment charges by type for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Employee termination costs	$496	$889	$950	$1,044
Other exit costs	4,220	3,711	5,155	5,281
Asset impairment	-	10,051	-	11,006
Restructuring and asset impairment charges, net	$4,716	$14,651	$6,105	$17,331

The charges incurred during the six months ended June 30, 2014 and 2013 related primarily to the following actions:

2014 Actions

During the three and six months ended June 30, 2014, the charges incurred in the Americas segment related to the buyout of a lease on a previously closed facility, ongoing maintenance expense of facilities closed as a result of prior actions, and severance charges to reduce fixed costs. The charges incurred in the International segment related to severance charges in Europe to reduce fixed costs.

2013 Actions

During the three and six months ended June 30, 2013, the charges incurred in the Americas segment related to the closure of Tower Defense & Aerospace, LLC (“TD&A”) (described below), ongoing maintenance expense of facilities closed as a result of prior actions, and an impairment charge on the Romulus facility that the Company ceased using during the first quarter of 2013 and was classified as held for sale during the second quarter of 2013. The charges incurred in the International segment related to an impairment charge on the Bergisch facility that was classified as held for sale during the second quarter of 2013 and severance charges to reduce fixed costs.

Tower Defense & Aerospace

In April 2013, the Company’s Board determined to close the operations of TD&A. In June 2013, the Company received $9.1 million in cash proceeds for the sale of substantially all of TD&A’s assets. In connection with the closure, the Company incurred $11.5 million of restructuring charges during the second quarter of 2013, of which $8.2 million represents an impairment charge, $2.8 million represents other exit costs, and $0.5 million represents employee termination costs. No additional restructuring charges were incurred with respect to TD&A.

Restructuring Reserve

The following table summarizes the activity in the restructuring reserve, which is included in accrued liabilities in the Condensed Consolidated Balance Sheets, by segment, for the above-mentioned actions through June 30, 2014 (in thousands):

	International	Americas	Consolidated
Balance at December 31, 2013	$568	$1,357	$1,925
Payments	(657)	(434)	(1,091)
Increase	276	674	950
Balance at June 30, 2014	$187	$1,597	$1,784

Except as disclosed in the table above, the Company does not anticipate incurring additional material cash charges associated with the actions described above. The increase in the restructuring reserve set forth in the above table does not agree with the net restructuring charges for the period, as certain items are expensed as incurred related to the actions described.

The restructuring reserve decreased during the first six months of 2014, reflecting primarily severance payments made related to prior accruals, offset partially by severance accruals. The majority of the $1.8 million restructuring reserve accrued as of June 30, 2014, is expected to be paid in 2014.

During the six months ended June 30, 2014, the Company incurred payments related to prior accruals in Europe and North America of $0.7 million and $0.4 million, respectively.

Customer Reimbursed Plant Relocation

In 2013, the Company entered into an agreement with one of its customers in China, pursuant to which the customer would purchase the Company’s existing manufacturing facility, located in Changchun, China. In accordance with the agreement, the customer would reimburse the Company for costs incurred to construct an addition to the Company’s other manufacturing facility in Changchun, China and the customer would also reimburse the Company for certain costs related to the relocation between facilities. During the six months ended June 30, 2014, the Company received a deposit of $13.8 million for the anticipated sale of the Company’s existing manufacturing facility. The Company will continue to occupy and conduct manufacturing at the facility until it moves to the new facility. Pursuant to the agreement, title to the facility will not transfer between parties until the Company vacates the facility and the land transfer is approved by the Chinese government. Accordingly, the sale of the facility, along with any gain or loss, will not be recorded until these actions occur, which is expected to be in the third quarter of 2014.

Note 8. Debt

Long-term debt consists of the following (in thousands):

	June 30, 2014	December 31, 2013
Term Loan Credit Facility (net of discount of $1,744 and $1,894)	$447,131	$416,009
Other foreign subsidiary indebtedness	84,256	76,548
Total debt	531,387	492,557
Less: Short-term debt	(61,088)	(38,484)
Total long-term debt, net of current maturities	$470,299	$454,073

Term Loan Credit Facility

On April 23, 2013, the Company entered into a Term Loan and Guaranty Agreement (the “Term Loan Credit Agreement”), by and among Tower Automotive Holdings USA, LLC (the “Term Loan Borrower”), the Company, Tower Automotive Holdings I, LLC (“Term Loan Holdco”), Tower Automotive Holdings II(a), LLC, Tower Automotive Holdings II(b), LLC, the subsidiary guarantors named therein, the Lenders from time to time party thereto, and Citibank, N.A., as administrative agent for the Lenders (the credit facility evidenced by the Term Loan Credit Agreement and related documentation, the “Term Loan Credit Facility”).

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

The proceeds of the initial term loan disbursed under the Term Loan Credit Agreement were used upon the closing of the Term Loan Credit Facility to redeem all of the outstanding 10.625% Senior Secured Notes due 2017 (the “10.625% Senior Secured Notes” or the “notes”) previously issued pursuant to that certain Indenture, dated as of August 24, 2010, by and among the Term Loan Borrower and TA Holdings Finance, Inc. as issuers, the Company and certain of its direct and indirect subsidiaries as guarantors, and Wilmington Trust FSB as trustee, and to pay all accrued and unpaid interest thereon and related fees and expenses, including a tender premium, in connection with the tender offer described below.

The initial term loans made under the Term Loan Credit Agreement bore interest at (i) an alternate base rate (the “Alternate Base Rate”) (which is the highest of the Prime Rate, the Federal Funds Effective Rate plus 0.50% and the Adjusted LIBO Rate (as each such term is defined in the Term Loan Credit Agreement) for a one month interest period plus 1.00%) plus a margin of 3.50% or (ii) the Adjusted LIBO Rate (calculated by multiplying the applicable LIBOR by a statutory reserve rate, with a floor of 1.25%) plus a margin of 4.50%.

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

On January 31, 2014, the Company further amended the Term Loan Credit Agreement by entering into the Second Refinancing Term Loan Amendment and Additional Term Loan Amendment (“Second Term Loan Amendment”), pursuant to which, among other things, the outstanding term loans under the Term Loan Credit Agreement were refinanced in full and additional term loans in an aggregate principal amount of approximately $33 million (the “Additional Term Loans”) were disbursed, resulting in an increase in cash and cash equivalents. After giving effect to the disbursement of the Additional Term Loans, there are term loans (the “Term Loans”) in the aggregate principal amount of $450 million outstanding under the Term Loan Credit Agreement. The maturity date of the Term Loan Credit Facility remains April 23, 2020 and the Term Loans will bear interest at (i) the Alternate Base Rate plus a margin of 2.00% or (ii) the Adjusted LIBO Rate (calculated by multiplying the applicable LIBOR rate by a statutory reserve rate, with a floor of 1.00%) plus a margin of 3.00%.

The Term Loan Borrower’s obligations under the Term Loan Credit Facility are guaranteed by the Company on an unsecured basis and guaranteed by Term Loan Holdco and certain of the Company's other direct and indirect domestic subsidiaries on a secured basis (the “Subsidiary Guarantors”). The Term Loan Credit Facility is secured by (i) a first priority security interest in certain assets of the Term Loan Borrower and the Subsidiary Guarantors, other than, inter alia, accounts, chattel paper, inventory, cash deposit accounts, securities accounts, machinery, equipment and real property and all contract rights, and records and proceeds relating to the foregoing and (ii) on a second priority basis to all other assets of the Term Loan Borrower and the Subsidiary Guarantor which have been pledged on a first priority basis to the agent for the benefit of the lenders under the amended ABL Revolver described below.

The Term Loan Credit Agreement includes customary events of default and amounts due thereunder may be accelerated upon the occurrence of an event of default.

During the three and six months ended June 30, 2014, the Company made principal payments of $1.1 million and $2.2 million, respectively, on the Term Loan Credit Facility. As of June 30, 2014, the outstanding principal balance of the Term Loan Credit Facility was $447.1 million (net of a remaining $1.7 million original issue discount) and the effective interest rate was 4.00% per annum.

Tender Offer and Senior Secured Notes

On August 24, 2010, the Company’s subsidiaries, Tower Automotive Holdings USA, LLC, and TA Holdings Finance, Inc., issued $430 million of 10.625% Senior Secured Notes. The notes were issued at an original issue discount of $12.8 million and bore an annual interest rate of 10.625%. The original issue discount was being amortized on a straight-line basis, which approximated the effective interest method, through interest expense over the term of the notes, which increased the effective annual interest rate to 11.25%. The notes were scheduled to mature on September 1, 2017.

On April 23, 2013, the Company completed a cash tender offer (the “Tender Offer”) to purchase up to $276 million of the outstanding notes. An aggregate principal amount of $362 million of the notes was validly tendered in the Tender Offer and not validly withdrawn. The Company accepted for purchase $276 million in aggregate principal amount of the notes at an aggregate purchase price of 113.58% of the principal amount thereof, plus accrued and unpaid interest, which resulted in a premium of $37.5 million and a tender fee of $0.7 million that were both recognized in the Condensed Consolidated Statements of Operations as other expense. Because the maximum aggregate principal amount of $276 million for the notes was exceeded, the Company did not accept all of the notes tendered for purchase. The notes that were tendered but not accepted were promptly returned to the tendering parties. In connection with such repurchase, the Company accelerated the amortization of the original issue discount by $5.2 million and the associated debt issue costs by $3.1 million in the second quarter of 2013. The accelerated amortization of the original issue discount and associated debt issue costs are recorded in the Condensed Consolidated Statements of Operations as interest expense.

On May 24, 2013, the Company redeemed $43 million of the notes at 105% of the principal amount thereof, plus accrued and unpaid interest, which resulted in a premium of $2.2 million that was recognized in the Condensed Consolidated Statements of Operations as other expense. In connection with the redemption, the Company accelerated the amortization of the original issue discount by $0.8 million and associated debt issue costs by $0.5 million in the second quarter of 2013.

As of June 30, 2013, the Company had an outstanding principal balance of $42.2 million (net of a remaining $0.8 million original issue discount), at a redemption price of 105% of the principal amount thereof, plus accrued and unpaid interest. Per the Term Loan Credit Agreement, the Company placed $45.2 million into an escrow account to cover the third quarter 2013 redemption of the remaining outstanding notes and associated premium. As of December 31, 2013, the notes have been repaid in full and no balance remains outstanding.

Second Amended Revolving Credit Facility

On June 19, 2013, the Company entered into a Second Amended and Restated Revolving Credit and Guaranty Agreement (the “Second Amended Revolving Credit Facility Agreement”), by and among Tower Automotive Holdings USA, LLC (the “Borrower”), the Company, Tower Automotive Holdings I, LLC (“Holdco”), Tower Automotive Holdings II(a), LLC, Tower Automotive Holdings II(b), LLC, the subsidiary guarantors named therein, JPMorgan Chase Bank, N.A., Wells Fargo Capital Finance, LLC, and each of the other financial institutions from time to time party thereto as Lenders, and JPMorgan Chase Bank, N.A. as Issuing Lender, as Swing Line Lender, and as Administrative Agent (in such capacity, the “Agent”) for the Lenders.

The Second Amended Revolving Credit Facility Agreement amended and restated, in its entirety, the Amended and Restated Revolving Credit and Guaranty Agreement, dated as of June 13, 2011, by and among the Borrower, its domestic affiliate and domestic subsidiary guarantors named therein and the lenders party thereto, and the Agent. The Second Amended Revolving Credit Facility Agreement provides for an asset-based revolving credit facility (the “Amended ABL Revolver”) in the aggregate amount of up to $150 million, subject to a borrowing base limitation. The Second Amended Revolving Credit Facility Agreement also provides for the issuance of letters of credit in an aggregate amount not to exceed $50 million, provided that the total amount of credit (inclusive of revolving loans and letters of credit) extended under the Second Amended Revolving Credit Facility Agreement is subject to an overall cap, on any date, equal to the lesser of $150 million or the amount of the borrowing base on such date. The maturity date for the Amended ABL Revolver is June 19, 2018.

Advances under the Amended ABL Revolver bear interest at the Alternate Base Rate plus a base rate margin or LIBOR plus a Eurodollar margin. The applicable margins are determined by the average availability under the Amended ABL Revolver over the preceding three consecutive full calendar months; the margins were 0.75% per annum and 1.75% per annum for base rate and LIBOR based borrowings, respectively.

The Second Amended Revolving Credit Facility is guaranteed by the Company on an unsecured basis and is guaranteed by certain of the Company’s direct and indirect domestic subsidiaries on a secured basis. The Second Amended Revolving Credit Facility is secured by the same assets of the Borrower and the subsidiary guarantors that secured the obligations under the prior ABL revolving facility. The Borrower’s and each subsidiary guarantor’s pledge of such assets as security for the obligations under the Second Amended Revolving Credit Facility is evidenced by a Second Amended and Restated ABL Security Agreement dated as of June 19, 2013 among the Borrower, the guarantors party thereto, and the Agent.

The Second Amended Revolving Credit Facility Agreement contains customary covenants applicable to certain of the Company’s subsidiaries and includes customary events of default and amounts due thereunder may be accelerated upon the occurrence of an event of default.

In connection with the Second Amended Revolving Credit Facility Agreement, the Company paid debt issue costs of $1.7 million and accelerated the amortization of the debt issue costs associated with the Amended and Restated Revolving Credit and Guaranty Agreement by $0.3 million in the second quarter of 2013. These costs are recorded in the Condensed Consolidated Statement of Operations as interest expense.

As of June 30, 2014, there was $150 million of borrowing availability under the Amended ABL Revolver, based on the value of the Company’s assets at May 31, 2014, of which no borrowings were outstanding and $11.7 million of letters of credit were outstanding.

Letter of Credit Facility

On June 13, 2011, the Company entered into a Letter of Credit Facility Agreement, by and among Tower Automotive Holdings USA, LLC (the “L/C Borrower”), the Company, JPMorgan Chase Bank, N.A. in its capacity as participant in respect of letters of credit issued thereunder, and JPMorgan Chase Bank, N.A. as Administrative Agent and Issuing Lender.

The Letter of Credit Facility Agreement originally provided for a Letter of Credit Facility for the issuance of up to $38 million of letters of credit, with a sublimit for Euro dominated letters of credit (with an option to increase the Letter of Credit Facility to $44.5 million in the future). Upon a third party drawing on letters of credit issued under the Letter of Credit Facility, the L/C Borrower will become obligated to pay to the lenders the amounts so drawn.

The Company amended the Letter of Credit Facility Agreement to reduce the Letter of Credit Facility on multiple occasions. In addition, on June 13, 2014, the Company amended the Letter of Credit Facility Agreement to increase the Letter of Credit Facility from $8.5 million to $8.7 million and reduce the per annum fee to 7.5%.

As of June 30, 2014, the outstanding letters of credit under the Letter of Credit Facility were $8.7 million. As of June 30, 2014, a 7.50% per annum fee is due on the total amount of the facility. This fee is subject to change in the future based upon then current market conditions.

The Letter of Credit Facility is guaranteed by the Company and certain of the Company’s direct and indirect domestic subsidiaries on an unsecured basis pursuant to a Guaranty entered into and made on June 13, 2011.

The Letter of Credit Facility is unsecured. The Letter of Credit Facility Agreement contains customary covenants applicable to certain of the Company's subsidiaries, includes customary events of default, and amounts due thereunder may be accelerated upon the occurrence of an event of default.

The maturity date of the Letter of Credit Facility is September 20, 2014. The Company has availability under other facilities and does not expect to renew the Letter of Credit Facility.

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

Debt Issue Costs

The Company incurred interest expense related to the amortization of debt issue costs of $0.5 million and $1 million during the three and six months ended June 30, 2014, respectively. The Company incurred interest expense related to the amortization of debt issue costs of $4.4 million and $4.9 million during the three and six months ended June 30, 2013, respectively.

Other Foreign Subsidiary Indebtedness

As of June 30, 2014, other foreign subsidiary indebtedness of $84.3 million consisted primarily of borrowings in Brazil of $31.7 million, receivables factoring in Europe of $23.4 million, indebtedness in Europe of $19.5 million, and borrowings in China of $9.7 million.

The change in foreign subsidiary indebtedness from December 31, 2013 to June 30, 2014 is explained by the following (in thousands):

	Europe	Brazil	China
Balance as of December 31, 2013	$37,749	$26,461	$12,338
Maturities of indebtedness	(4,279)	(3,494)	(3,224)
New / renewed indebtedness	-	6,886	1,451
Change in borrowings on credit facilities	9,637	-	(566)
Foreign exchange impact	(143)	1,834	(295)
Balance as of June 30, 2014	$42,964	$31,687	$9,704

Generally, borrowings of foreign subsidiaries are made under credit agreements with commercial lenders and are used to fund working capital and other operating requirements.

Europe

As of June 30, 2014, the receivables factoring facilities balance available to the Company was $23.4 million (€17.1 million), of which $23.4 million (€17.1 million) was drawn. These are uncommitted, demand facilities which are subject to termination at the discretion of the banks and bear interest rates based on the average three month EURIBOR plus a spread ranging from 2.50% to 3.75%. The effective annual interest rates as of June 30, 2014 ranged from 2.75% to 4.00%, with a weighted average interest rate of 3.29% per annum. Any receivable factoring under these facilities is with recourse and is secured by the accounts receivable factored. These receivable factoring transactions are recorded in the Company’s Condensed Consolidated Balance Sheets in short-term debt and current maturities of capital lease obligations.

As of June 30, 2014, the secured lines of credit balance available to the Company was $16.4 million (€12 million), of which $6.8 million (€5 million) was outstanding. The facilities bear an interest rate based on the EURIBOR plus a spread ranging from 2.40% to 4.00% and have maturity dates ranging from October 2014 to April 2015. The effective annual interest rate as of June 30, 2014 was 4.10% per annum. The facilities are secured by certain accounts receivable related to customer funded tooling, mortgages over the land, certain buildings, and other assets, and are subject to negotiated prepayments upon the receipt of funds from completed customer projects.

As of June 30, 2014, the Company’s European subsidiaries had borrowings of $12.7 million (€9.3 million), which had an annual interest rate of 6.25% and a maturity date of November 2017. This term loan is secured by certain machinery and equipment.

As of June 30, 2014, the Company’s European subsidiaries had an asset-based revolving credit facility balance available to the Company of $31.1 million, of which no borrowings were outstanding. This facility bears an interest rate based upon the one month LIBOR plus a spread of 4.00% and has a maturity date of October 2017. Availability on the credit facility is determined based upon the appraised value of certain machinery, equipment, and real estate, subject to a borrowing base availability limitation and customary covenants.

Brazil

As of June 30, 2014, the Company’s Brazilian subsidiary had borrowings of $31.7 million (R$69.9 million), which had annual interest rates ranging from 3.00% to 15.36% and maturity dates ranging from January 2015 to July 2022. As of June 30, 2014, the weighted average interest rate on the borrowings in Brazil was 11.94% per annum. The loans are provided through bilateral agreements with four local banks and are secured by certain fixed and current assets. Periodic interest and principal payments are required.

China

As of June 30, 2014, the fixed rate secured lines of credit available to the Company was $4.1 million (Rmb 25.2 million), of which the entire amount was outstanding. The credit lines have maturity dates ranging from March 2015 to December 2017 and bear interest rates ranging from 7.68% to 7.80%. As of June 30, 2014, the variable rate secured line of credit available to the Company was $5.6 million (Rmb 35 million), of which the entire amount was outstanding. The credit line matures in June 2015. The fixed rate and variable rate secured lines of credit facilities are secured by machinery, equipment, and land rights.

The effective annual interest rate for all the lines of credit in China as of June 30, 2014 was 7.70%.

Covenants

As of June 30, 2014, the Company was in compliance with all financial covenants that govern its credit agreements.

Capital Leases

The Company had capital lease obligations of $10.6 million and $11.2 million as of June 30, 2014 and December 31, 2013, respectively. Of these amounts, $1.2 million and $1.2 million represent the current maturities as of June 30, 2014 and December 31, 2013, respectively. These capital lease obligations are scheduled to expire in March 2018.

Note 9. Income Taxes

The Company recognized income tax expense of $3 million and $5.9 million during the three and six months ended June 30, 2014, respectively. Income tax expense is primarily the result of profitable foreign entities.

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

The Company continually evaluates its net deferred tax asset positions and the necessity of establishing or removing valuation allowances in all jurisdictions. The Company has generally not recognized tax benefits on losses generated in several entities, including entities in the U.S. and Brazil, where recent history of operating losses does not allow the Company to satisfy the “more likely than not” criterion for the recognition of deferred tax assets. Consequently, there is no income tax expense or benefit recognized on the pre-tax income or losses in these jurisdictions as valuation allowances are adjusted to offset the associated tax expense or benefit.

The Company’s U.S. net deferred tax assets continue to be offset fully by a valuation allowance When evaluating the continued need for the U.S. valuation allowance the Company weighs the positive and negative evidence, putting greater reliance on objectively verifiable historical evidence than on projections of future profitability that are dependent on actions that have not occurred as of the assessment date. The Company has not achieved a level of sustained historical profitability that would, in its judgment, support a release of the U.S. valuation allowance. Although the Company expects its U.S. operations to generate profits in the future, this positive evidence is not given as much weight in the Company’s analysis as the objectively verifiable lack of sustained historical profitability. To the extent that the Company achieves forecasted levels of sustainable profits in the remainder of 2014 and the projections of profitability beyond 2014 are sufficiently positive, it is reasonably possible that the Company could release approximately $100 million of valuation allowances against its U.S. deferred tax assets in 2015.

During the three and six months ended June 30, 2013, the Company recognized income tax expense of $3.6 million and $7.1 million, respectively, primarily as a result of profitable foreign entities.

Note 10. Retirement Plans

The Company sponsors a pension and various other postretirement benefit plans for its employees. Each plan serves a defined group of employees and has varying levels of Company contributions. The Company’s contributions to certain plans may be required by the terms of the Company’s collective bargaining agreements.

The following tables provide the components of net periodic pension benefit cost and other post-retirement benefit cost (in thousands):

	Pension Benefits		Other Benefits
	Three Months Ended June 30,		Three Months Ended June 30,
	2014	2013	2014	2013
Service cost	$8	$14	$2	$-
Interest cost	2,740	2,553	175	135
Expected return on plan assets (a)	(3,252)	(3,098)	-	-
Prior service cost amortization	(24)	-	33	-
Net periodic benefit cost / (income)	$(528)	$(531)	$210	$135

	Pension Benefits		Other Benefits
	Six Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Service cost	$16	$28	$4	$-
Interest cost	5,480	5,106	350	270
Expected return on plan assets (a)	(6,504)	(6,196)	-	-
Prior service cost amortization	(48)	-	66	-
Net periodic benefit cost / (income)	$(1,056)	$(1,062)	$420	$270

(a)	Expected rate of return on plan assets is 7.4% for 2014 and was 7.4% for 2013

The Company expects its minimum pension funding requirements to be $16.6 million during 2014. The Company made contributions of $3.7 million and $7 million to the Pension Plan during the three and six months ended June 30, 2014, respectively.

Additionally, the Company contributed $1.3 million and $2.5 million to its defined contribution retirement plans during the three and six months ended June 30, 2014, respectively.

Note 11. Stockholders’ Equity and Noncontrolling Interests

The table below provides a reconciliation of the carrying amount of total stockholders’ equity, including stockholders’ equity attributable to Tower International, Inc. (“Tower”) and equity attributable to the noncontrolling interests (“NCI”) (in thousands):

	Six Months Ended June 30,
	2014			2013
	Tower	NCI	Total	Tower	NCI	Total
Stockholders' equity beginning balance	$74,375	$62,494	$136,869	$63,247	$77,627	$140,874
Net income / (loss)	30,951	1,277	32,228	(42,563)	1,749	(40,814)
Other comprehensive income / (loss):
Foreign currency translation adjustments	(1,314)	(1,427)	(2,741)	(7,856)	501	(7,355)
Unrealized gain / (loss) on qualifying cash flow hedge, net	(117)	-	(117)	188	-	188
Total comprehensive income / (loss)	29,520	(150)	29,370	(50,231)	2,250	(47,981)
Vesting of RSUs	2	-	2	2	-	2
Purchase of treasury stock	(910)	-	(910)	(290)	-	(290)
Share-based compensation expense	2,409	-	2,409	2,413	-	2,413
Proceeds received from stock options exercised	2,173	-	2,173	1,506	-	1,506
De-consolidation of Chinese joint venture	-	-	-	-	(11,913)	(11,913)
Noncontrolling interest dividends	-	(2,529)	(2,529)	-	(4,477)	(4,477)
Stockholders' equity ending balance	$107,569	$59,815	$167,384	$16,647	$63,487	$80,134

The following table presents the components of accumulated other comprehensive income / (loss) (in thousands):

	As of June 30,	As of December 31,	Other Comprehensive Income / (Loss) Attributable to
	2014	2013	Tower
Foreign currency translation adjustments	$23,649	$24,963	$(1,314)
Defined benefit plans, net of tax of $13.7 million	(12,833)	(12,833)	-
Unrealized gain / (loss) on qualifying cash flow hedge, net	-	117	(117)
Accumulated other comprehensive income / (loss)	$10,816	$12,247	$(1,431)

The following table presents the changes in accumulated other comprehensive income / (loss) by component for the three months ended June 30, 2014 (in thousands):

	Unrealized Gains on Qualifying Cash Flow Hedge	Defined Benefit Plan, Net	Foreign Currency Translation Adjustments	Total
Balance at March 31, 2014	$-	$(12,833)	$23,993	$11,160
Other comprehensive loss before reclassifications	-	-	(344)	(344)
Amounts reclassified from accumulated other comprehensive income / (loss)	-	-	-	-
Net current-period other comprehensive loss	-	-	(344)	(344)
Balance as of June 30, 2014	$-	$(12,833)	$23,649	$10,816

The following table presents the changes in accumulated other comprehensive income / (loss) by component for the three months ended June 30, 2013 (in thousands):

	Unrealized Gains on Qualifying Cash Flow Hedge	Defined Benefit Plan, Net	Foreign Currency Translation Adjustments	Total
Balance at March 31, 2013	$(184)	$(30,350)	$10,222	$(20,312)
Other comprehensive income / (loss) before reclassifications	263	-	(164)	99
Amounts reclassified from accumulated other comprehensive income / (loss)	61	-	-	61
Net current-period other comprehensive income / (loss)	324	-	(164)	160
Balance as of June 30, 2013	$140	$(30,350)	$10,058	$(20,152)

The following table presents the changes in accumulated other comprehensive income / (loss) by component for the six months ended June 30, 2014 (in thousands):

			Foreign
	Unrealized Gains	Defined	Currency
	on Qualifying	Benefit Plan,	Translation
	Cash Flow Hedge	Net	Adjustments	Total
Balance at December 31, 2013	$117	$(12,833)	$24,963	$12,247
Other comprehensive loss before reclassifications	(117)	-	(1,314)	(1,431)
Amounts reclassified from accumulated other comprehensive income / (loss)	-	-	-	-
Net current-period other comprehensive loss	(117)	-	(1,314)	(1,431)
Balance as of June 30, 2014	$-	$(12,833)	$23,649	$10,816

The following table presents the changes in accumulated other comprehensive income / (loss) by component for the six months ended June 30, 2013 (in thousands):

	Unrealized Gains on Qualifying Cash Flow Hedge	Defined Benefit Plan, Net	Foreign Currency Translation Adjustments	Total
Balance at December 31, 2012	$(48)	$(30,350)	$17,914	$(12,484)
Other comprehensive income / (loss) before reclassifications	127	-	(7,856)	(7,729)
Amounts reclassified from accumulated other comprehensive income / (loss)	61	-	-	61
Net current-period other comprehensive income / (loss)	188	-	(7,856)	(7,668)
Balance as of June 30, 2013	$140	$(30,350)	$10,058	$(20,152)

The Company did not reclassify any material items out of accumulated other comprehensive income / (loss) during the three or six months ended June 30, 2014 or the three or six months ended June 30, 2013.

Note 12. Earnings per Share (“EPS”)

Basic EPS is calculated by dividing the net income attributable to Tower International, Inc. by the weighted average number of common shares outstanding.

The share count for diluted EPS is computed on the basis of the weighted average number of common shares outstanding plus the effects of dilutive common stock equivalents (“CSEs”) outstanding during the period.  CSEs, which are securities that may entitle the holder to obtain common stock, include outstanding stock options and restricted stock units.  When the average price of common stock during the period exceeds the exercise price of a stock option, the options are considered potentially dilutive CSEs.  When there is a loss from continuing operations, potentially dilutive shares are excluded from the computation of EPS, as their effect would be anti-dilutive.

The Company included the effects of all dilutive shares for the three and six months ended June 30, 2014. As the Company recognized a loss from continuing operations during the three and six months ended June 30, 2013, the Company excluded 1.5 million potentially anti-dilutive shares from the three and six months ended June 30, 2013 EPS computations.

A summary of the information used to compute basic and diluted net income per share attributable to Tower International, Inc. is shown below (in thousands – except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income / (loss)	$16,950	$(45,348)	$32,228	$(40,814)
Less: Net income / (loss) attributable to the noncontrolling interests	854	(237)	1,277	1,749
Net income / (loss) attributable to Tower International, Inc.	$16,096	$(45,111)	$30,951	$(42,563)

Weighted average common shares outstanding
Basic weighted average shares outstanding	20,651,097	20,362,672	20,582,140	20,312,245
Diluted	21,373,867	20,362,672	21,318,515	20,312,245

Net income / (loss) per share attributable to Tower International, Inc.
Basic	$0.78	$(2.22)	$1.50	$(2.10)
Diluted	0.75	(2.22)	1.45	(2.10)

Note 13. Share-Based and Long-Term Compensation

Share-Based Compensation

2010 Equity Incentive Plan (the “Plan”)

The Company adopted an equity incentive plan in connection with its 2010 initial public offering that allows for the grants of stock options, restricted stock awards, other equity-based awards, and certain cash-based awards pursuant to the Plan. The eligibility requirements and terms governing the allocation of any common stock, and the receipt of other consideration under the Plan, are determined by the Board of Directors and/or its Compensation Committee. At the time of adoption, the number of shares of common stock that could be issued or delivered could not exceed 4.6 million shares, in the aggregate.

On April 25, 2014, the Plan was amended and restated. The number of shares of common stock available for issuance pursuant to new awards under the 2010 Equity Incentive Plan was reduced to 850,000 shares effective as of December 31, 2013 (plus shares subject to awards that were forfeited, cancelled, or otherwise terminated without payment).

At June 30, 2014, 779,606 shares were available for future grants of options and other types of awards under the Plan. Forfeited shares, in addition to certain other shares, as defined by the Plan, may be re-issued under the Plan up to the maximum amount to be issued.

The following table summarizes the Company’s award activity during the six months ended June 30, 2014:

	Options		Restricted Stock Units
Outstanding at:	Shares	Weighted Average Exercise Price	Shares	Weighted Average Grant Date Fair Value
December 31, 2013	742,384	$12.28	719,904	$11.04
Granted	-	-	85,467	26.48
Options exercised or RSUs vested	(175,738)	12.36	(105,124)	13.42
Forfeited or expired	(9,569)	11.92	(4,765)	14.68
June 30, 2014	557,077	$12.26	695,482	$12.55

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

During the three and six months ended June 30, 2014, the Company recognized an expense relating to the options of $0.4 million and $0.8 million, respectively. During the three and six months ended June 30, 2013, the Company recognized an expense relating to the options of $0.5 million and $1 million, respectively. The Company did not recognize any tax benefit related to the compensation expense recognized during the 2014 or 2013 periods. As of June 30, 2014, the Company had $0.8 million of unrecognized compensation expense associated with these stock options that will be amortized on a straight-line basis over the next eight months on a weighted average basis.

As of June 30, 2014, the Company had an aggregate of 557,077 stock options that had been granted but had not yet been exercised. As of June 30, 2014, the remaining average contractual life for these options was approximately seven years. During the six months ended June 30, 2014, 175,738 stock options were exercised, which had an aggregate intrinsic value of $2.9 million. As of June 30, 2014, 373,164 stock options were exercisable, which had an aggregate intrinsic value of $9.1 million. During the six months ended June 30, 2014, 9,569 stock options were forfeited and no options were granted.

Restricted Stock Units (“RSUs”)

The grant date fair value of each RSU equals the market price of the Company’s common stock on the grant date. Compensation expense is recorded at the grant date fair value, less an estimated forfeiture amount, and is recognized on a straight-line basis over the applicable vesting periods.

During the three and six months ended June 30, 2014, the Company recognized an expense relating to the RSUs of $0.9 million and $1.7 million, respectively. During the three and six months ended June 30, 2013, the Company recognized an expense relating to the RSUs of $0.7 million and $1.4 million, respectively. The Company did not recognize any tax benefit related to this compensation expense. As of June 30, 2014, the Company had $4.6 million of unrecognized compensation expense associated with these RSUs that will be amortized on a straight-line basis over the next eleven months on a weighted average basis. The Company’s RSUs generally vest over a three year period.

As of June 30, 2014, the Company had an aggregate of 695,482 RSUs that had been granted but had not yet vested. During the six months ended June 30, 2014, 4,765 RSUs were forfeited.

On March 1, 2013, one third of the RSUs granted on March 3, 2011 vested, resulting in the issuance of 26,837 shares at a fair value of $0.3 million. After offsets for withholding taxes, a total of 17,934 shares of common stock were issued in connection with this vesting.  This total is net of shares repurchased to provide payment for certain individuals’ minimum statutory withholding tax. The Company paid $0.1 million to acquire 8,903 vested shares to cover the minimum statutory withholding taxes.

On March 6, 2013, one third of the RSUs granted on March 6, 2012 vested, resulting in the issuance of 40,305 shares at a fair value of $0.5 million. After offsets for withholding taxes, a total of 27,164 shares of common stock were issued in connection with this vesting.  This total is net of shares repurchased to provide payment for certain individuals’ minimum statutory withholding tax. The Company paid $0.2 million to acquire 13,141 vested shares to cover the minimum statutory withholding taxes.

On March 1, 2014, one third of the RSUs granted on March 3, 2011 vested, resulting in the issuance of 25,995 shares at a fair value of $0.7 million. After offsets for withholding taxes, a total of 17,366 shares of common stock were issued in connection with this vesting.  This total is net of shares repurchased to provide payment for certain individuals’ minimum statutory withholding tax. The Company paid $0.2 million to acquire 8,629 vested shares to cover the minimum statutory withholding taxes.

On March 6, 2014, one third of the RSUs granted on March 6, 2012 and one third of the RSUs granted on March 5, 2013 vested, resulting in the issuance of 77,411 shares at a fair value of $2 million. After offsets for withholding taxes, a total of 52,163 shares of common stock were issued in connection with this vesting.  This total is net of shares repurchased to provide payment for certain individuals’ minimum statutory withholding tax. The Company paid $0.7 million to acquire 25,248 vested shares to cover the minimum statutory withholding taxes.

On May 11, 2014, one third of the RSUs granted on May 11, 2011, one third of the RSUs granted on May 11, 2012, and one third of the RSUs granted on June 1, 2012 vested, resulting in the issuance of 1,718 shares at a fair value of less than $0.1 million. After offsets for withholding taxes, a total of 979 shares of common stock were issued in connection with this vesting.  This total is net of shares repurchased to provide payment for certain individuals’ minimum statutory withholding tax. The Company paid less than $0.1 million to acquire 739 vested shares to cover the minimum statutory withholding taxes.

Long-Term Compensation

Performance Award Agreements

Under the provisions of the 2010 Equity Incentive Plan, the Company granted certain awards pursuant to Performance Award Agreements to approximately 80 executives on March 5, 2013. Additional awards were granted on March 6, 2014. These awards were designed to provide the executives with an incentive to participate in the long-term success and growth of the Company. The Performance Award Agreements provide for cash-based awards that vest upon payment. If certain performance conditions are met, the awards granted on March 5, 2013 will be paid after December 31, 2015 and the awards granted on March 6, 2014 will be paid after December 31, 2016. These awards are also subject to payment upon a change in control or termination of employment, if certain criteria are met. One half of the awards will be based upon the Company's Adjusted EPS Growth Rate, which is defined as the Company’s cumulative Adjusted EPS for the performance period of the awards, stated in terms of a percentage growth rate. The performance period of the awards granted on March 5, 2013, is January 1, 2013 through December 31, 2015, and the performance period of the awards granted on March 6, 2014, is January 1, 2014 through December 31, 2016. The Company's EPS will be adjusted to exclude the effect of extraordinary, unusual, and/or nonrecurring items and then will be divided by the number of fiscal years in the specified period, stated in terms of a percentage growth rate.  The other half of the awards will be based upon the Company's percentile ranking of total shareholder return, compared to a peer group of companies ("TSR Percentile"), for the performance period. These awards represent unfunded, unsecured obligations of the Company.

During the three and six months ended June 30, 2014, the Company recorded an expense related to these awards of $0.7 million and $1.8 million, respectively. During the three and six months ended June 30, 2013, the Company recorded an expense related to these awards of $0.3 million and $0.4 million, respectively. At June 30, 2014, the Company had a liability of $2.8 million related to these awards. This liability is presented in the Condensed Consolidated Balance Sheets as other non-current liabilities.

Note 14. Segment Information

The Company defines its operating segments as components of its business where separate financial information is available. The Company’s operating segments are routinely evaluated by management. The Company’s chief operating decision maker (“CODM”) is its Chief Executive Officer.

The Company produces engineered automotive structural metal components and assemblies, primarily serving original equipment manufacturers. The Company’s operations have similar economic characteristics and share fundamental characteristics, including the nature of the products, production processes, margins, customers, and distribution channels. The Company’s products include body structures, assemblies and other chassis, structures, as well as lower vehicle systems and suspension components for small and large cars, crossovers, pickups, and SUVs. The Company is comprised of four operating segments: Europe, Asia, North America, and South America. These operating segments are aggregated into two reportable segments: the International segment, which consists of Europe and Asia, and the Americas segment, which consists of North America and South America.

The Company measures segment operating performance based upon Adjusted EBITDA. The Company uses segment Adjusted EBITDA as the basis for the CODM to evaluate the performance of each of the Company’s reportable segments.

The following is a summary of select data for each of the Company’s reportable segments (in thousands):

	International	Americas	Total
Three Months Ended June 30, 2014
Revenues	$256,915	$319,651	$576,566
Adjusted EBITDA	21,646	37,450	59,096
Capital Expenditures	10,659	21,140	31,799
Total assets	769,443	550,755	1,320,198

Three Months Ended June 30, 2013
Revenues	$242,584	$313,294	$555,878
Adjusted EBITDA	21,965	40,250	62,215
Capital Expenditures	3,972	13,337	17,309

Six Months Ended June 30, 2014
Revenues	$506,778	$618,163	$1,124,941
Adjusted EBITDA	42,112	71,198	113,310
Capital Expenditures	19,014	32,586	51,600

Six Months Ended June 30, 2013
Revenues	$487,353	$602,665	$1,090,018
Adjusted EBITDA	43,996	70,285	114,281
Capital Expenditures	9,956	24,301	34,257

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

The following is a reconciliation of Adjusted EBITDA to income / (loss) before provision for income taxes and equity in loss of joint venture (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Adjusted EBITDA	$59,096	$62,215	$113,310	$114,281
Restructuring and asset impairment charges, net	(4,716)	(14,651)	(6,105)	(17,331)
Depreciation and amortization	(24,845)	(23,465)	(49,533)	(48,637)
Acquisition costs and other	(103)	(495)	(209)	(569)
Long-term compensation expense	(2,226)	(1,784)	(4,863)	(3,146)
Interest expense, net	(7,012)	(21,196)	(14,002)	(34,350)
Other expense	-	(40,928)	(87)	(40,928)
Closure of Tower Defense & Aerospace	-	(1,235)	-	(2,835)
Income / (loss) before provision for income taxes and equity in loss of joint venture	$20,194	$(41,539)	$38,511	$(33,515)

Note 15. Fair Value of Financial Instruments

FASB ASC No. 820, Fair Value Measurements, defines fair value as the price that would be received to sell an asset or paid to transfer a liability, in an orderly transaction between market participants, at the measurement date (i.e. the exit price). The exit price is based upon the amount that the holder of the asset or liability would receive or need to pay in an actual transaction or in a hypothetical transaction if an actual transaction does not exist at the measurement date. In some circumstances, the entry and exit price may be the same; however, they are conceptually different.

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

The carrying value and estimated fair value of the Company’s total debt at June 30, 2014 was $531.4 million and $531.9 million, respectively. The carrying value and estimated fair value of the Company’s total debt at December 31, 2013 was $492.6 million and $497.8 million, respectively. The majority of the Company’s debt at June 30, 2014 and December 31, 2013 was comprised of the Term Loan Credit Facility. The Term Loan Credit Facility can be traded between financial institutions and accordingly, this has been classified as Level 2. The fair value was determined based upon quoted market values. The remainder of the Company’s debt, primarily consisting of foreign subsidiary indebtedness, is asset-backed and is classified as Level 3. As this debt carries variable rates and minimal credit risk, the book value approximates fair value.

The Company did not have any assets or liabilities that were measured at fair value on a nonrecurring basis during the six months ended June 30, 2014.

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

In accordance with FASB ASC No. 360, Property, Plant, & Equipment, long-lived assets held for sale with a carrying amount of $5.1 million were written down to their fair value of $2.9 million, resulting in a loss of $2.2 million, which is included in the Company’s Condensed Consolidated Statement of Operations for the six months ended June 30, 2013 as restructuring and asset impairment charges, net. Fair value of the assets was determined using a third party appraisal based upon then current market conditions.

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate fair value because of the short maturity of these instruments.

Note 16. Acquisitions and Joint Ventures

Ningbo Joint Venture

In February 2012, a foreign subsidiary of the Company reached an agreement with Ningbo Beilun Ditong Auto Parts Co., Ltd. (a subsidiary of Ditong Automotive Products Co., Ltd.) and Zhejiang Jirun Automobile Co. Ltd. (a subsidiary of Geely Automobile Co., Ltd.) (“joint venture partners”) to form a joint venture (“Ningbo” or “Ningbo joint venture”) located in Ningbo, China. At inception, the joint venture partners contributed a facility located in Ningbo, China and the associated land rights in exchange for 64% ownership, which resulted in a $12.1 million noncontrolling interest for the Company.

During the second quarter of 2013, the Company reached an agreement with the parties to the Ningbo joint venture, whereby the Company agreed to acquire an additional 6% equity interest in Ningbo for $0.8 million. In connection with the agreement, certain other agreements were modified during the second quarter of 2013, resulting in the Company no longer having the ability to exert control over the operating and financial affairs of Ningbo. Accordingly, the financial results of Ningbo are not consolidated within the Company's financial statements for the quarterly periods beginning after the first quarter of 2013; rather, the Company's proportionate share of the earnings / (loss) of the joint venture have been presented in the Consolidated Statements of Operations as equity in earnings / (loss) of joint venture, net of tax. During the three months ended June 30, 2013, the Company recognized a gain in connection with the de-consolidation of Ningbo in the amount of $1.5 million, in accordance with FASB ASC No. 810, Consolidation, which is recorded in the Condensed Consolidated Statements of Operations as cost of sales. The Company also incurred direct costs of $0.4 million during the three months ended June 30, 2013 related to the revised agreements, which have been recorded in the Condensed Consolidated Statements of Operations as selling, general, and administrative expenses. The Company made the $0.8 million payment to acquire the additional 6% interest during March 2014. The Company had an accrual of $0.8 million recorded at December 31, 2013 related to the payment made in March 2014.

The Company’s investment in the Ningbo joint venture was $8 million at June 30, 2014. This investment is presented in the Company’s Condensed Consolidated Balance Sheets as investment in joint venture.

During the three and six months ended June 30, 2014, the Company recorded equity in the losses of Ningbo, net of tax, of $0.2 million and $0.3 million, respectively. During the three and six months ended June 30, 2013, the Company recorded equity in the losses of Ningbo, net of tax, of $0.2 million and $0.2 million, respectively.

Note 17. Commitments and Contingencies

Environmental Matters

The Company owns properties that have been affected by environmental releases. The Company is actively involved in investigation and/or remediation at several of these locations. Total costs and liabilities associated with environmental contamination could be substantial and may have a significant impact on the Company’s financial condition, results of operations, or cash flows.

Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. The established liability for environmental matters is based upon management’s best estimates of expected investigation/ remediation costs related to environmental contamination. It is possible that actual costs associated with these matters will exceed the environmental reserves established by the Company. Inherent uncertainties exist in the estimates, primarily due to unknown environmental conditions, changing governmental regulations, and legal standards regarding liability and evolving technologies for handling site remediation and restoration. At June 30, 2014 and December 31, 2013, the Company had $1.7 million accrued for environmental matters.

Contingent Matters

The Company will establish an accrual for matters in which losses are probable and can be reasonably estimated. These types of matters may involve additional claims that, if granted, could require the Company to pay penalties or make other expenditures in amounts that will not be estimable at the time of discovery of the matter. In these cases, a liability will be recorded at the minimum amount of the range in accordance with FASB ASC No. 450, Accounting for Contingencies.

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

Note 18. Subsequent Events

On July 28, 2014, Mark M. Malcolm, our President and Chief Executive Officer, entered into an amended and restated employment agreement (the “Agreement”). The terms and conditions of the Agreement are substantially the same as his prior employment agreement except for the principal terms below:

The term of Mr. Malcolm’s employment, which would have expired on December 31, 2014, has been extended through December 31, 2016 (the “Retirement Date”), at which time Mr. Malcolm will retire from employment from the Company.

Mr. Malcolm will be entitled to a $3 million retention bonus upon the earlier of (i) the Retirement Date or (ii) the date of consummation of a change in control; provided that Mr. Malcolm’s employment is not terminated by the Company for cause or by Mr. Malcolm without good reason prior to such date. If earned, the retention bonus will be paid to Mr. Malcolm on the earlier of January 16, 2017 or the consummation of a change in control event.

Mr. Malcolm will be entitled to a $3 million transition bonus on January 16, 2017 for the successful delivery to Tower’s board of directors of a comprehensive chief executive officer succession and officer transition plan, provided that (i) a change in control is not consummated prior to the Retirement Date, and (ii) Mr. Malcolm’s employment is not terminated by the Company for cause or by Mr. Malcolm without good reason prior to the Retirement Date.

Mr. Malcolm will be entitled to a stock appreciation bonus of $5 million if the stock appreciation hurdle described below is achieved during the term of the Agreement; provided that Mr. Malcolm’s employment is not terminated by the Company for cause or by Mr. Malcolm without good reason prior to the earlier of (i) the Retirement Date, or (ii) the consummation of a change in control. The stock appreciation hurdle will be achieved if (i) the closing price of the Company’s common stock equals or exceeds $40.59, which represents a $5.00 increase in the price of common stock from the closing price of common stock on July 25, 2014 (the “Price Target”), on the Retirement Date or, if Mr. Malcolm’s employment is terminated by the Company without cause, by Mr. Malcolm for good reason or due to his death or disability, in each instance, prior to the Retirement Date, on the termination date (or if the common stock is not traded on such date, the preceding trading day), (ii) the closing price of the common stock equals or exceeds the Price Target for any ten consecutive trading days during the term of the Agreement or for at least twenty days during the term of the Agreement, or (iii) the price per share of common stock paid in connection with a change in control that is consummated during the term of the Agreement equals or exceeds the Price Target. In addition, for each whole dollar by which (i) the closing price of the common stock on the Retirement Date (or if the common stock is not traded on such date, the preceding trading day), or (ii) the price per share of common stock paid in connection with a change in control that is consummated prior to the Retirement Date, exceeds the Price Target, up to a maximum of $15.00 over the Price Target, the stock appreciation bonus will be increased by $1 million (with partial dollar appreciation paid ratably). The stock appreciation bonus will be paid in cash or shares of common stock, as determined by the Company, on the earlier of January 16, 2017 or the consummation of a change in control event; provided that such amount shall be paid in cash following a change in control.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Company Overview

We are a leading integrated global manufacturer of engineered automotive structural metal components and assemblies primarily serving original equipment manufacturers (“OEMs”). We offer our automotive customers a broad product portfolio, supplying body-structure stampings, frame and other chassis structures, and complex welded assemblies for small and large cars, crossovers, pickups, and sport utility vehicles (“SUVs”). Our products are manufactured at 29 facilities, strategically located near our customers in North America, South America, Europe, and Asia. We support our manufacturing operations through seven engineering and sales locations around the world. Our products are offered on a diverse mix of vehicle platforms, reflecting the balanced portfolio approach of our business model and the breadth of our product capabilities. We supply products to approximately 180 vehicle models globally to 11 of the 12 largest OEMs, based on 2013 production volumes.

We believe that our engineering, manufacturing, and program management capabilities, our geographic and customer diversification, our competitive cost, our financial discipline, and our colleague engagement position us for long-term success.

Recent Trends

Production Volumes

During the second quarter of 2014, industry production volumes increased from 2013 in Europe, China, and North America, while declining in Brazil. According to IHS Automotive® (“IHS”), industry production is projected to increase for the full 2014 year in three of these markets; the exception being a decline in Brazil.

Pension Plan Discount Rates

The present value of our pension benefit obligation is calculated through the use of a discount rate. The discount rate used is established annually at the measurement date and reflects the construction of a yield curve analysis from a third party, which calculates the yield to maturity that mirrors the timing and amounts of future benefit payments. Our measurement date is December 31 of each year and as of December 31, 2013 the discount rate used was 4.50%. At June 30, 2014, the applicable discount rate has decreased to 3.90%. No assurance can be provided that this trend will continue.

Based on our assumptions as of December 31, 2013, a change in the discount rate, holding all other assumptions constant, would have the following effect on our obligations on an annual basis:

	Impact on Obligation
	Increase	Decrease
.25% change in discount rate	$(6,556,557)	$6,857,529

Factors Affecting our Industry, Revenues, and Expenses

For information regarding factors that affect our industry, revenues, and expenses, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2013.

Adjusted EBITDA

We use the term Adjusted EBITDA throughout this report. We define Adjusted EBITDA as net income / (loss) before interest, taxes, depreciation, amortization, restructuring items, and other adjustments described in the reconciliations provided in this report. Adjusted EBITDA is a measure of performance that is not defined in accordance with U.S. GAAP. We use Adjusted EBITDA as a supplement to our GAAP results in evaluating our business.

Adjusted EBITDA is included in this report because it is one of the principal metrics upon which our management assesses performance. Our Chief Executive Officer measures the performance of our segments on the basis of Adjusted EBITDA. As an analytical tool, Adjusted EBITDA assists us in comparing our performance over various reporting periods on a consistent basis because it excludes items that we do not believe reflect our core operating performance.

We believe that Adjusted EBITDA is useful in evaluating our performance as it is a commonly used financial metric for measuring and comparing the operating performance of companies in our industry. We believe that the disclosure of Adjusted EBITDA offers an additional financial metric that, when coupled with a reconciliation to GAAP results, provides a more complete understanding of our results of operations and the factors and trends affecting our business.

Adjusted EBITDA should not be considered as an alternative to net income / (loss) as an indicator of our performance, as an alternative to net cash provided by operating activities, as a measure of liquidity, or as an alternative to any other measure prescribed by GAAP. Adjusted EBITDA excludes certain financial information that some may consider important in evaluating our performance. Although we believe that Adjusted EBITDA may make an evaluation of our operating performance more consistent because it removes items that do not reflect our core operations, other companies in our industry may define Adjusted EBITDA differently than we do and, as a result, it may not be comparable to similarly titled measures used by other companies in our industry.

There are limitations to using non-GAAP measures such as Adjusted EBITDA. We compensate for these limitations by providing disclosure of the differences between Adjusted EBITDA and GAAP results, including a reconciliation of Adjusted EBITDA to GAAP results, to enable investors to perform their own analysis of our operating results. For a reconciliation of consolidated Adjusted EBITDA to its most directly comparable GAAP measure, net income / (loss), see “Results of Operations” below.

Because of these limitations, Adjusted EBITDA should not be considered as a measure of the income generated by our business or discretionary cash available to us to invest in the growth of our business. Our management compensates for these limitations by analyzing both our GAAP results and Adjusted EBITDA.

Results of Operations—Three Months Ended June 30, 2014 Compared with the Three Months Ended June 30, 2013

The following table presents production volumes in specified regions, according to IHS, for the three months ended June 30, 2014 compared to the three months ended June 30, 2013 (in millions of units produced):

	Europe	China	North America	Brazil
Three Months Ended June 30, 2014	5.2	5.2	4.4	0.7
Three Months Ended June 30, 2013	5.1	4.6	4.3	1.0
Increase / (decrease)	0.1	0.6	0.1	(0.3)
Percentage change	2%	12%	4%	(23)%

The following table presents select financial information for the three months ended June 30, 2014 and 2013 (in millions):

	International		Americas		Consolidated
	Three Months Ended		Three Months Ended		Three Months Ended
	June 30,		June 30,		June 30,
	2014	2013	2014	2013	2014	2013

Revenues	$256.9	$242.6	$319.7	$313.3	$576.6	$555.9
Cost of sales	232.8	217.1	279.4	269.3	512.2	486.4
Gross profit	24.1	25.5	40.3	44.0	64.4	69.5
Selling, general, and administrative expenses	11.1	11.2	20.7	22.4	31.8	33.6
Amortization expense	0.5	0.5	0.2	0.2	0.7	0.7
Restructuring and asset impairment charges, net	0.1	1.2	4.6	13.4	4.7	14.6
Operating income	$12.4	$12.6	$14.8	$8.0	27.2	20.6
Interest expense, net					7.0	21.2
Other expense					-	40.9
Provision for income taxes					3.0	3.6
Equity in loss of joint venture, net of tax					(0.2)	(0.2)
Net income / (loss) attributable to noncontrolling interest					0.9	(0.2)
Net income / (loss) attributable to Tower International, Inc.					$16.1	$(45.1)

Comparison of Periods – GAAP Analysis of Consolidated Results

Revenues

Total revenues increased during the three months ended June 30, 2014 by $20.7 million, or 4%, from the three months ended June 30, 2013, reflecting primarily higher volume in our International segment ($12.4 million) and in our Americas segment ($11.7 million). Revenues were positively affected by the strengthening of the Euro against the U.S. dollar ($10 million) in our International segment, but were negatively impacted by the strengthening of the U.S. dollar against the Brazilian Real ($4.9 million) in our Americas segment and the Chinese Rmb ($0.5 million) in our International segment. Revenues were also adversely affected by unfavorable pricing ($8 million).

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

Total gross profit decreased by $5.1 million, or 7%, from the three months ended June 30, 2013 to the three months ended June 30, 2014 and our gross profit margin decreased from 12.5% during the 2013 period to 11.2% during the 2014 period. The decrease in gross profit reflects unfavorable product mix ($2 million) and additional volume-related fixed costs ($1.3 million). Gross profit was positively affected by higher volume ($6.4 million) and favorable foreign exchange ($1 million, excluding the impact on depreciation). All other factors were net unfavorable by $9.2 million. Cost of sales was reduced by favorable efficiencies ($7.7 million), which was more than offset by unfavorable pricing and economics ($15.7 million) and higher launch costs ($2.3 million).

Total gross profit was negatively impacted by an increase in the depreciation included in cost of sales from $21.7 million during the three months ended June 30, 2013 to $22.7 million during the three months ended June 30, 2014. The increase reflected primarily increased capital spending in 2013 on property, plant, and equipment.

Selling, General, and Administrative Expenses (“SG&A”)

Total SG&A decreased $1.8 million, or 5%, from the three months ended June 30, 2013, reflecting primarily lower compensation costs ($2.7 million).

Amortization Expense

Total amortization expense remained consistent at $0.7 million during the three months ended June 30, 2014 and 2013, respectively. Our amortization expense consists of the charges we incur to amortize certain intangible assets.

Restructuring and Asset Impairment Charges, net

Total restructuring expense for the three months ended June 30, 2014 was $4.7 million, related to the buyout of a lease on a previously closed facility, ongoing maintenance expense of facilities closed as a result of prior actions, and severance charges to reduce fixed costs in our Americas segment and severance charges in Europe to reduce fixed costs in our International segment.

Interest Expense, net

Interest expense, net, decreased $14.2 million, or 67%, from the three months ended June 30, 2013, reflecting primarily the accelerated amortization of the original issue discount and debt issue costs associated with the notes repurchase in connection with the Tender Offer during the second quarter of 2013 ($8.3 million), lower interest expense associated with the Term Loan Credit Facility when compared to the Senior Secured Notes (“notes”) ($3.7 million), the accelerated amortization of the original issue discount and debt issue costs in connection with the redemption of $43 million of notes in May 2013 ($1.3 million), described in Note 8, and lower interest expense associated with our ABL Revolver ($0.8 million).

Provision for Income Taxes

Income tax expense decreased $0.6 million from the three months ended June 30, 2013. Our income tax expense varies each period depending on the level and mix of income and losses generated in the various jurisdictions in which we do business.

During 2013, Cerberus, at the time our principal stockholder, sold its ownership in us. The sale constituted an ownership change under Section 382 of the Internal Revenue Code. Under Section 382, the amount of U.S. net operating losses generated before the ownership change that can be utilized after the change are limited.

Our recent history of operating losses in several entities, including entities in the U.S. and Brazil, does not allow us to satisfy the “more likely than not” threshold for recognition of deferred tax assets. In these jurisdictions, there is generally no income tax recognized on pre-tax income or losses as valuation allowance adjustments offset the associated tax effects. We believe it is reasonably possible that approximately $100 million of U.S. valuation allowances against our deferred tax assets could be released in 2015. Refer to Note 9 of the Condensed Consolidated Financial Statements for further discussion of the factors considered in our quarterly evaluation of the valuation allowances against our U.S. deferred tax assets.

Equity in Loss of Joint Venture

Equity in loss of joint venture represents our share in the loss of our unconsolidated Ningbo joint venture during the three months ended June 30, 2014.

Noncontrolling Interest, Net of Tax

The adjustment to our earnings required to give effect to the allocation of noncontrolling interests increased by $1.1 million from the three months ended June 30, 2013, reflecting decreased earnings in our Chinese joint ventures.

Comparison of Periods—Non-GAAP Analysis of Adjusted EBITDA

A reconciliation of Adjusted EBITDA to net income attributable to Tower International, Inc. for the periods presented is set forth below (in millions):

	International		Americas		Consolidated
	Three Months Ended		Three Months Ended		Three Months Ended
	June 30,		June 30,		June 30,
	2014	2013	2014	2013	2014	2013

Adjusted EBITDA	$21.6	$22.0	$37.5	$40.2	$59.1	$62.2
Intercompany charges	2.6	2.4	(2.6)	(2.4)	-	-
Restructuring and asset impairment charges, net	(0.1)	(1.1)	(4.6)	(13.5)	(4.7)	(14.6)
Depreciation and amortization	(11.6)	(10.2)	(13.3)	(13.3)	(24.9)	(23.5)
Acquisition and other	(0.1)	(0.5)	-	-	(0.1)	(0.5)
Long-term compensation (a)	-	-	(2.2)	(1.8)	(2.2)	(1.8)
Closure of TD&A (b)	-	-	-	(1.2)	-	(1.2)
Operating income	$12.4	$12.6	$14.8	$8.0	27.2	20.6
Interest expense, net					(7.0)	(21.2)
Other expense (c)					-	(40.9)
Provision for income taxes					(3.0)	(3.6)
Equity in loss of joint venture, net of tax (d)					(0.2)	(0.2)
Net income / (loss) attributable to noncontrolling interest					(0.9)	0.2
Net income / (loss) attributable to Tower International, Inc.					$16.1	$(45.1)

(a)	Represents the compensation expense related to stock options, restricted stock units, and certain compensation programs intended to benefit our long-term success and growth. The compensation charges are incurred during the applicable vesting periods of each program.
(b)	Represents the exclusion of the non-recurring losses associated with the closure of TD&A in 2013. These losses do not relate to the operations of our core business.
(c)	Represents the premium paid in connection with the repurchase of our notes related to the Tender Offer and the premium paid in connection with the redemption of $43 million of our notes during the second quarter of 2013.
(d)	Represents the net loss attributable to our Ningbo joint venture, which we do not consolidate in our financial statements given the non-controlling nature of our interest in this entity.

The following table presents revenues (a GAAP measure) and Adjusted EBITDA (a non-GAAP measure) for the three months ended June 30, 2014 and 2013 (in millions), as well as an explanation of variances:

	International		Americas		Consolidated
	Revenues	Adjusted EBITDA(e)	Revenues	Adjusted EBITDA(e)	Revenues	Adjusted EBITDA(e)
Three Months Ended June 30, 2014 results	$256.9	$21.6	$319.7	$37.5	$576.6	$59.1
Three Months Ended June 30, 2013 results	242.6	22.0	313.3	40.2	555.9	62.2
Variance	$14.3	$(0.4)	$6.4	$(2.7)	$20.7	$(3.1)

Variance attributable to:
Volume and mix	$12.4	$1.9	$11.7	$1.2	$24.1	$3.1
Foreign exchange	9.5	0.9	(4.9)	(0.2)	4.6	0.7
Pricing and economics	(7.6)	(6.5)	(0.4)	(7.3)	(8.0)	(13.8)
Efficiencies	—	3.9	—	3.8	—	7.7
Selling, general, and administrative expenses and other items (f)	—	(0.6)	—	(0.2)	—	(0.8)
Total	$14.3	$(0.4)	$6.4	$(2.7)	$20.7	$(3.1)

(e)	We have presented a reconciliation of Adjusted EBITDA to net income attributable to Tower International, Inc., above.
(f)	When we refer to “selling, general, and administrative expenses and other items”, the “other items” refer to (i) savings which we generate after implementing restructuring actions, (ii) the costs associated with launching new products, and (iii) one-time items which may include reimbursement of costs.

Adjusted EBITDA

When we analyze Adjusted EBITDA, we separately categorize external factors—volume, product mix, and foreign exchange—and all other factors which impact Adjusted EBITDA, which we refer to as “other factors.”

Consolidated Company: Consolidated Adjusted EBITDA decreased by $3.1 million, or 5%, from the three months ended June 30, 2013. Higher volume ($6.4 million) and favorable foreign exchange ($0.7 million) were offset partially by unfavorable product mix ($2 million) and additional volume-related fixed costs ($1.3 million). All other factors were net unfavorable by $6.9 million. Unfavorable pricing and economics ($13.8 million) and unfavorable SG&A expenses and other items ($0.8 million) were offset partially by favorable efficiencies ($7.7 million).

International Segment: In our International segment, Adjusted EBITDA decreased by $0.4 million, or 2%, from the three months ended June 30, 2013. Higher volume ($2.7 million) and favorable foreign exchange ($0.9 million) were offset partially by unfavorable product mix ($0.8 million). All other factors were net unfavorable by $3.2 million. Unfavorable pricing and economics ($6.5 million), principally product pricing and labor costs, and unfavorable SG&A expenses and other items ($0.6 million) were offset partially by favorable efficiencies ($3.9 million). SG&A expenses and other items reflect primarily higher launch costs ($1.8 million).

Americas Segment: In our Americas segment, Adjusted EBITDA decreased by $2.7 million, or 7%, from the three months ended June 30, 2013. Higher volume ($3.6 million) was offset partially by unfavorable product mix ($1.2 million) and additional volume-related fixed costs ($1.2 million) and unfavorable foreign exchange ($0.2 million). All other factors were net unfavorable by $3.7 million. Unfavorable pricing and economics ($7.3 million), principally product pricing and labor costs, and unfavorable SG&A expenses and other items ($0.2 million) were offset partially by favorable efficiencies ($3.8 million). SG&A expenses and other items reflect primarily higher launch costs ($0.5 million).

Six Months Ended June 30, 2014 Compared with the Six Months Ended June 30, 2013

The following table presents production volumes in specified regions, according to IHS, for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 (in millions of units produced):

	Europe	China	North America	Brazil
Six Months Ended June 30, 2014	10.4	10.3	8.6	1.5
Six Months Ended June 30, 2013	9.9	9.4	8.3	1.7
Increase / (decrease)	0.5	0.9	0.3	(0.2)
Percentage change	5%	10%	5%	(15)%

According to IHS, full year 2014 vehicle production is expected to increase when compared to 2013 in both of the major markets in which we operate, North America and Europe, by 5% and 2%, respectively.

The following table presents select financial information for the six months ended June 30, 2014 and 2013 (in millions):

	International		Americas		Consolidated
	Six Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,
	2014	2013	2014	2013	2014	2013

Revenues	$506.7	$487.3	$618.2	$602.7	$1,124.9	$1,090.0
Cost of sales	459.4	435.4	539.3	527.1	998.7	962.5
Gross profit	47.3	51.9	78.9	75.6	126.2	127.5
Selling, general, and administrative expenses	22.2	23.6	44.0	43.3	66.2	66.9
Amortization expense	1.0	1.1	0.3	0.4	1.3	1.5
Restructuring and asset impairment charges, net	0.3	1.2	5.8	16.1	6.1	17.3
Operating income	$23.8	$26.0	$28.8	$15.8	52.6	41.8
Interest expense, net					14.0	34.4
Other expense					0.1	40.9
Provision for income taxes					5.9	7.1
Equity in loss of joint venture, net of tax					(0.3)	(0.2)
Net income attributable to noncontrolling interest					1.3	1.8
Net income / (loss) attributable to Tower International, Inc.					$31.0	$(42.6)

Comparison of Periods – GAAP Analysis of Consolidated Results

Revenues

Total revenues increased during the six months ended June 30, 2014 by $34.9 million, or 3%, from the six months ended June 30, 2013, reflecting primarily higher volume in our Americas segment ($29.3 million) and higher volume in our International segment ($13.8 million). Revenues were positively affected by the strengthening of the Euro against the U.S. dollar ($17.6 million) and the Chinese Rmb ($0.3 million) in our International segment, but were negatively impacted by the strengthening of the U.S. dollar against the Brazilian Real ($13.5 million) in our Americas segment. Revenues were also adversely affected by unfavorable pricing ($12.6 million).

Gross Profit

Total gross profit decreased by $1.3 million, or 1%, from the six months ended June 30, 2013 to the six months ended June 30, 2014 and our gross profit margin decreased from 11.7% during the 2013 period to 11.2% during the 2014 period. Higher volume ($12.8 million) and favorable foreign exchange ($1.2 million, excluding the impact on depreciation) were offset partially by unfavorable product mix ($6.7 million) and additional volume-related fixed costs ($2.7 million). All other factors were net unfavorable by $5.9 million. Cost of sales was reduced by favorable efficiencies ($18.7 million), which were more than offset by unfavorable pricing and economics ($24.4 million) and higher launch costs ($3.4 million).

SG&A

Total SG&A decreased $0.7 million, or 1%, from the six months ended June 30, 2013.

Amortization Expense

Total amortization expense decreased $0.2 million, or 13%, from the six months ended June 30, 2013. Our amortization expense consists of the charges we incur to amortize certain intangible assets.

Restructuring and Asset Impairment Charges, net

Total restructuring expense for the six months ended June 30, 2014 was $6.1 million, related to the buyout of a lease on a previously closed facility, ongoing maintenance expense of facilities closed as a result of prior actions, and severance charges to reduce fixed costs in our Americas segment and severance charges in Europe to reduce fixed costs in our International segment.

Interest Expense, net

Interest expense, net, decreased $20.4 million, or 59%, from the six months ended June 30, 2013, reflecting primarily lower interest expense associated with the notes repurchase in connection with the Tender Offer and the issuance of the Term Loan Credit Facility during the second quarter of 2013 ($8.6 million), the accelerated amortization of the original issue discount and debt issue costs associated with the notes repurchase in connection with the Tender Offer in 2013 ($8.3 million), lower interest expense associated with our ABL Revolver ($1.6 million) the accelerated amortization of the original issue discount and debt issue costs in connection with the redemption of $43 million of notes in May 2013 ($1.3 million), described in Note 8.

Other Expense

Other expense represents the fees paid in connection with the Second Refinancing Term Loan Amendment and Additional Term Loan Amendment, which was entered into during the first quarter of 2014 ($0.1 million).

Provision for Income Taxes

Income tax expense decreased $1.2 million from the six months ended June 30, 2013. Our income tax expense varies each period depending on the level and mix of income and losses generated in the various jurisdictions in which we do business.

During 2013, Cerberus, at the time our principal stockholder, sold its ownership in us. The sale constituted an ownership change under Section 382 of the Internal Revenue Code. Under Section 382, the amount of U.S. net operating losses generated before the ownership change that can be utilized after the change are limited.

Our recent history of operating losses in several entities, including entities in the U.S. and Brazil, does not allow us to satisfy the “more likely than not” threshold for recognition of deferred tax assets. In these jurisdictions, there is generally no income tax recognized on pre-tax income or losses as valuation allowance adjustments offset the associated tax effects. We believe it is reasonably possible that approximately $100 million of U.S. valuation allowances against our deferred tax assets could be released in 2015. Refer to Note 9 of the Condensed Consolidated Financial Statements for further discussion of the factors considered in our quarterly evaluation of the valuation allowances against our U.S. deferred tax assets.

Equity in Loss of Joint Venture

Equity in loss of joint venture represents our share in the loss of our unconsolidated Ningbo joint venture during the six months ended June 30, 2014.

Noncontrolling Interest, Net of Tax

The adjustment to our earnings required to give effect to the allocation of noncontrolling interests decreased by $0.5 million from the six months ended June 30, 2013, reflecting decreased earnings in our Chinese joint ventures.

Comparison of Periods—Non-GAAP Analysis of Adjusted EBITDA

A reconciliation of Adjusted EBITDA to net income attributable to Tower International, Inc. for the periods presented is set forth below (in millions):

	International		Americas		Consolidated
	Six Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,
	2014	2013	2014	2013	2014	2013

Adjusted EBITDA	$42.1	$44.0	$71.2	$70.3	$113.3	$114.3
Intercompany charges	5.1	5.1	(5.1)	(5.1)	-	-
Restructuring and asset impairment charges, net	(0.3)	(1.2)	(5.8)	(16.1)	(6.1)	(17.3)
Depreciation and amortization	(22.9)	(21.3)	(26.6)	(27.3)	(49.5)	(48.6)
Acquisition and other	(0.2)	(0.6)	-	(0.1)	(0.2)	(0.7)
Long-term compensation (a)	-	-	(4.9)	(3.1)	(4.9)	(3.1)
Closure of TD&A (b)	-	-	-	(2.8)	-	(2.8)
Operating income	$23.8	$26.0	$28.8	$15.8	52.6	41.8
Interest expense, net					(14.0)	(34.4)
Other expense (c)					(0.1)	(40.9)
Provision for income taxes					(5.9)	(7.1)
Equity in loss of joint venture, net of tax (d)					(0.3)	(0.2)
Net income / (loss) attributable to noncontrolling interest					(1.3)	1.8
Net income / (loss) attributable to Tower International, Inc.					$31.0	$(42.6)

(a)	Represents the compensation expense related to stock options, restricted stock units, and certain compensation programs intended to benefit our long-term success and growth. The compensation charges are incurred during the applicable vesting periods of each program.
(b)	Represents the exclusion of the non-recurring losses associated with the closure of TD&A in 2013. These losses do not relate to the operations of our core business.
(c)	Represents the fees paid in connection with the Second Term Loan Amendment during the first quarter of 2014 and the premium paid in connection with the repurchase of our notes related to the Tender Offer and the premium paid in connection with the retirement of $43 million of our notes during the second quarter of 2013.
(d)	Represents the net loss attributable to our Ningbo joint venture, which we do not consolidate in our financial statements given the non-controlling nature of our interest in this entity. The financial results of Ningbo are consolidated within our financial statements for the three months ended March 31, 2013 because the change in control occurred during the second quarter of 2013.

The following table presents revenues (a GAAP measure) and Adjusted EBITDA (a non-GAAP measure) for the six months ended June 30, 2014 and 2013 (in millions), as well as an explanation of variances:

	International		Americas		Consolidated
	Revenues	Adjusted EBITDA(e)	Revenues	Adjusted EBITDA(e)	Revenues	Adjusted EBITDA(e)
Six Months Ended June 30, 2014 results	$506.7	$42.1	$618.2	$71.2	$1,124.9	$113.3
Six Months Ended June 30, 2013 results	487.3	44.0	602.7	70.3	1,090.0	114.3
Variance	$19.4	$(1.9)	$15.5	$0.9	$34.9	$(1.0)

Variance attributable to:
Volume and mix	$13.8	$0.7	$29.3	$2.7	$43.1	$3.4
Foreign exchange	17.9	1.6	(13.5)	(0.6)	4.4	1.0
Pricing and economics	(12.3)	(12.3)	(0.3)	(10.0)	(12.6)	(22.3)
Efficiencies	—	8.9	—	9.8	—	18.7
Selling, general, and administrative expenses and other items	—	(0.8)	—	(1.0)	—	(1.8)
Total	$19.4	$(1.9)	$15.5	$0.9	$34.9	$(1.0)

(e)	We have presented a reconciliation of Adjusted EBITDA to net income attributable to Tower International, Inc, above.

Adjusted EBITDA

Consolidated Company: Consolidated Adjusted EBITDA decreased by $1 million, or 1%, from the six months ended June 30, 2013. Higher volume ($12.8 million) and favorable foreign exchange ($1 million) were offset partially by unfavorable product mix ($6.7 million) and additional volume-related fixed costs ($2.7 million). All other factors were net unfavorable by $5.4 million. Unfavorable pricing and economics ($22.3 million) and unfavorable SG&A expenses and other items ($1.8 million) were offset partially by favorable efficiencies ($18.7 million).

International Segment: In our International segment, Adjusted EBITDA decreased by $1.9 million, or 4%, from the six months ended June 30, 2013. Higher volume ($3.5 million) and favorable foreign exchange ($1.6 million) were offset partially by unfavorable product mix ($2.8 million). All other factors were net unfavorable by $4.2 million. Unfavorable pricing and economics ($12.3 million) and unfavorable SG&A expenses and other items ($0.8 million) were offset partially by favorable efficiencies ($8.9 million). SG&A expenses and other items reflect primarily higher launch costs ($2.8 million) and the non-recurrence of the gain in connection with the de-consolidation of a Chinese joint venture ($1.5 million).

Americas Segment: In our Americas segment, Adjusted EBITDA increased by $0.9 million, or 1%, from the six months ended June 30, 2013, reflecting primarily higher volume ($9.2 million), offset partially by unfavorable product mix ($3.9 million), additional volume-related fixed costs ($2.6 million), and unfavorable foreign exchange ($0.6 million). All other factors were net unfavorable by $1.2 million. Unfavorable pricing and economics ($10 million), principally product pricing and labor costs, and unfavorable SG&A expenses and other items ($1 million) were offset partially by favorable efficiencies ($9.8 million). SG&A expenses and other items reflect primarily higher launch costs ($0.6 million).

Restructuring

The following table sets forth our net restructuring and asset impairment charges by type for the periods presented (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Employee termination costs	$0.5	$0.9	$1.0	$1.0
Other exit costs	4.2	3.7	5.1	5.3
Asset impairments	-	10.0	-	11.0
Restructuring and asset impairment charges, net	$4.7	$14.6	$6.1	$17.3

We restructure our global operations in an effort to align our capacity with demand and reduce our costs. Restructuring costs include employee termination benefits and other incremental costs resulting from restructuring activities. These incremental costs principally include equipment and personnel relocation costs. Restructuring costs are recognized in our Condensed Consolidated Financial Statements in accordance with FASB ASC No. 420, Exit or Disposal Obligations, and are presented in our Condensed Consolidated Statements of Operations as restructuring and asset impairment charges, net. We believe that the restructuring actions discussed below will help our efficiency and results of operations on a going forward basis.

The charges incurred in our Americas segment during the three and six months ended June 30, 2014 related to the buyout of a lease on a previously closed facility, ongoing maintenance of facilities closed as a result of prior actions, and severance charges to reduce fixed costs. The charges incurred in our International segment related to severance charges in Europe to reduce fixed costs.

The charges incurred in our Americas segment during the three and six months ended June 30, 2013 related to the closure of TD&A during the second quarter of 2013 (described below), ongoing maintenance of facilities closed as a result of prior actions, and an impairment charge on a facility in Romulus that we ceased using during the first quarter of 2013 and was classified as held for sale during the second quarter of 2013. The charges incurred in our International segment related to an impairment charge on our Bergisch facility that was classified as held for sale during the second quarter of 2013 and severance charges to reduce fixed costs.

In April 2013, our Board determined to close the operations of TD&A. In June 2013, we received $9.1 million in cash proceeds for the sale of substantially all of TD&A’s assets. In connection with the closure, we incurred $11.5 million of restructuring charges, of which $8.2 million represents an impairment charge, $2.8 million represents other exit costs, and $0.5 million represents severance costs. No additional restructuring charges were incurred with respect to TD&A.

We expect to continue to incur additional restructuring expense in 2014 related primarily to the previously announced restructuring actions; however, we do not anticipate any additional expense that will be significant, with respect to previously announced actions. We may engage in new actions if business conditions warrant further actions.

Liquidity and Capital Resources

General

We generally expect to fund expenditures for operations, administrative expenses, capital expenditures, and debt service obligations with internally generated funds from operations and we expect to satisfy working capital needs from time-to-time with borrowings under our revolving credit facility or cash on hand. As of June 30, 2014, we had available liquidity of approximately $348 million, which we believe is adequate to fund our working capital requirements for at least the next twelve months. We believe that we will be able to meet our debt service obligations and fund operating requirements for at least the next twelve months with cash flow from operations, cash on hand, and borrowings under our revolving credit facility.

Cash Flows and Working Capital

The following table shows the components of our cash flows from continuing operations for the periods presented (in millions):

	Six Months Ended June 30,
	2014	2013
Net cash provided by / (used in):
Operating activities	$22.8	$11.8
Investing activities	(21.2)	(27.4)
Financing activities	33.6	4.4

Net Cash Provided by Operating Activities

During the six months ended June 30, 2014 we generated $22.8 million of cash flow from operations compared to $11.8 million during the six months ended June 30, 2013. The primary reason for this increase was lower cash interest paid during the six months ended June 30, 2014 when compared to 2013.

Net Cash Used in Investing Activities

Net cash utilized in investing activities was $21.2 million during the six months ended June 30, 2014 compared to $27.4 million during the six months ended June 30, 2013. The $6.2 million difference in cash used reflects primarily the deconsolidation of our Ningbo joint venture during the second quarter of 2013.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $33.6 million during the six months ended June 30, 2014, compared to $4.4 million during the six months ended June 30, 2013. The $29.2 million difference is attributable primarily to the proceeds received from the additional term loans of approximately $33 million.

Working Capital

We manage our working capital by monitoring key metrics principally associated with inventory, accounts receivable, and accounts payable. Our quarterly average inventory days on hand was 17 days during the second quarter of 2014 and fourth quarter of 2013. Although our days on hand remained constant, our inventory levels increased from $81.3 million at December 31, 2013 to $92.2 million at June 30, 2014. The increase reflects higher sales in the second quarter of 2014 compared to the fourth quarter of 2013.

Our accounts receivable balance increased from $255.7 million as of December 31, 2013 to $332.3 million as of June 30, 2014. The increase reflects increased revenues during the second quarter of 2014 compared to the fourth quarter of 2013.

Our accounts payable balance increased from $262.4 million as of December 31, 2013 to $335 million as of June 30, 2014. The change reflects primarily the increase of trade accounts payable, reflecting primarily the matching of terms with our customers and vendors, and the increase of accounts payable related to customer funded tooling, which resulted from the timing of customer programs.

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

On June 30, 2014 and December 31, 2013 we had working capital balances of $124.3 million and $94.1 million, respectively.

Sources and Uses of Liquidity

Our available liquidity at June 30, 2014 was approximately $348 million, which consisted of $169.2 million of cash on hand and unutilized borrowing availability under our U.S. and foreign credit facilities of $138.3 million and $40.7 million, respectively. A significant portion of our cash balance is located at foreign subsidiaries, including our subsidiaries in China, and is presently being used to fund operations at and investment in those locations. Periodically, we remit cash from our Chinese subsidiaries in the form of dividends. For example, during the year ended December 31, 2013, we remitted $17.7 million in dividends from our Chinese joint venture. As of December 31, 2013 and June 30, 2013, we had available liquidity of approximately $315 million and $216 million, respectively.

As of June 30, 2014, we had short-term debt of $61.1 million, of which $23.4 million related to receivables factoring in Europe, $16.4 million related to debt in Brazil, $8.6 million related to indebtedness in Europe, $8.2 million related to debt in China, and $4.5 million related to current maturities of our Term Loan Credit Facility. The majority of our Brazilian debt is subject to renewal. Historically, we have been successful in renewing this debt as it becomes due, but we cannot provide assurance that this debt will continue to be renewed or, if renewed, that this debt will continue to be renewed under the same terms. The receivables factoring in Europe consists of uncommitted demand facilities, which are subject to termination at the discretion of the banks, although we have not experienced any terminations by the banks. We believe that we will be able to continue to renew the majority of our Brazilian debt and continue the receivables factoring in Europe.

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

	Six Months Ended June 30,
	2014	2013
Net cash provided by continuing operating activities	$22.8	$11.8
Cash disbursed for purchases of property, plant, and equipment, net	(34.3)	(30.2)
Deposit received for the sale of property, plant, and equipment *	13.8	-
Free cash flow	2.3	(18.4)
Less: Net cash disbursed for customer-owned tooling	(16.2)	(8.4)
Adjusted free cash flow	$18.5	$(10.0)

* Refer to the "Customer Reimbursed Plant Relocation" section of Note 7 to the Condensed Consolidated Financial Statements for further information.

Adjusted free cash flow was $18.5 million during the six months ended June 30, 2014, compared to negative $10 million during the six months ended June 30, 2013. The $28.5 million difference in adjusted free cash flow reflects primarily the deposit received related to the anticipated sale of one of our Chinese facilities and the increase in net cash provided by continuing operating activities. The primary reason for the increase in net cash provided by operating activities was lower cash interest paid during the six months ended June 30, 2014 when compared to 2013.

Debt

As of June 30, 2014, we had outstanding indebtedness, excluding capital lease obligations, of approximately $531.4 million, which consisted of the following:

•	$447.1 million (net of a $1.7 million discount) indebtedness outstanding under our Term Loan Credit Facility; and
•	$84.3 million of foreign subsidiary indebtedness

Term Loan Credit Facility

On April 23, 2013, we and our subsidiaries, Tower Automotive Holdings USA, LLC, Tower Automotive Holdings I, LLC, Tower Automotive Holdings II(a) LLC, Tower Automotive Holdings II(b) LLC, and the subsidiary guarantors named therein, entered into a Term Loan and Guaranty Agreement (the “Term Loan Credit Agreement”) whereby we obtained a term loan of $420 million. The maturity date for the initial term loan disbursed under the Term Loan Credit Agreement was April 23, 2020.

On July 29, 2013, we amended the Term Loan Credit Agreement by entering into the First Refinancing Term Loan Amendment to Term Loan Credit Agreement (the “First Term Loan Amendment”), by and among Tower Automotive Holdings USA, LLC as the borrower, us, Tower Automotive Holdings I, LLC, Tower Automotive Holdings II(a), LLC, Tower Automotive Holdings II(b), LLC, and the subsidiary guarantors named therein as Guarantors, each of the financial institutions from time to time party thereto as lenders, and Citibank, N.A. as administrative agent for the lenders.

The purpose of the First Term Loan Amendment was to re-price the Term Loan Credit Facility to bear interest at (i) the Alternate Base Rate plus a margin of 2.75% or (ii) the Adjusted LIBO Rate (calculated by multiplying the applicable LIBOR rate by a statutory reserve rate, with a floor of 1.00%) plus a margin of 3.75%.

On January 31, 2014, we amended the Term Loan Credit Agreement by entering into the Second Refinancing Term Loan Amendment and Additional Term Loan Amendment (“Second Term Loan Amendment”), pursuant to which, among other things, the outstanding term loans under the Term Loan Credit Agreement were refinanced in full and additional term loans in an aggregate principal amount of approximately $33 million (the “Additional Term Loans”) were disbursed, resulting in an increase in cash and cash equivalents. After giving effect to the disbursement of the Additional Term Loans, there are term loans (the “Term Loans”) in the aggregate principal amount of $450 million outstanding under the Term Loan Credit Agreement. The maturity date of the Term Loan Credit Facility remains April 23, 2020 and the term loans bear interest at (i) the Alternate Base Rate plus a margin of 2.00% or (ii) the Adjusted LIBO Rate (calculated by multiplying the applicable LIBOR rate by a statutory reserve rate, with a floor of 1.00%) plus a margin of 3.00%.

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

As of June 30, 2014, the Company was in compliance with the financial covenants that govern its credit agreements.

Tender Offer and Senior Secured Notes

On April 23, 2013, we completed a cash tender offer (the “Tender Offer”) whereby we offered to purchase up to $276 million of our outstanding 10.625% Senior Secured Notes due 2017 (the “notes”). An aggregate principal amount of $362 million of the notes was validly tendered in the Tender Offer and not validly withdrawn. We accepted for purchase $276 million in aggregate principal amount of the notes at an aggregate purchase price of 113.58% of the principal amount thereof, plus accrued and unpaid interest, which resulted in a premium of $37.5 million and a tender fee of $0.7 million that were both recognized in the Condensed Consolidated Statements of Operations as other expense. Because the maximum aggregate principal amount of $276 million for the notes was exceeded, we did not accept all of the notes tendered for purchase. The notes that were tendered but not accepted were promptly returned to the tendering parties. In connection with the repurchase, we accelerated the amortization of the original issue discount and associated debt issue costs by $8.3 million in the second quarter of 2013. The accelerated amortization of the original issue discount and associated debt issue costs are recorded in the Condensed Consolidated Statements of Operations as interest expense.

On May 24, 2013, we redeemed $43 million of the notes at 105% of the principal amount thereof, plus accrued and unpaid interest, which resulted in a premium of $2.2 million that was recognized in the Condensed Consolidated Statements of Operations as other expense. In connection with the redemption, we accelerated the amortization of the original issue discount and associated debt issue costs by $1.3 million in the second quarter of 2013.

As of June 30, 2013, the outstanding principal balance was $42.2 million (net of a remaining $0.8 million original issue discount), at a redemption price of 105% of the principal amount thereof, plus accrued and unpaid interest. Per the Term Loan Credit Agreement, we placed $45.2 million into an escrow account to cover the third quarter 2013 redemption of the remaining outstanding notes and associated premium. As of December 31, 2013, the notes have been repaid in full and no balance remains outstanding.

Second Amended Revolving Credit Facility

On June 19, 2013, we entered into a Second Amended and Restated Revolving Credit and Guaranty Agreement (the “Second Amended Revolving Credit Facility Agreement”) by and among Tower Automotive Holdings USA, LLC (the “Borrower”), us, Tower Automotive Holdings I, LLC (“Holdco”), Tower Automotive Holdings II(a), LLC, Tower Automotive Holdings II(b), LLC, the subsidiary guarantors named therein, JPMorgan Chase Bank, N.A., Wells Fargo Capital Finance, LLC, and each of the other financial institutions from time to time party thereto as lenders, and JPMorgan Chase Bank, N.A. as issuing lender, as swing line lender, and as administrative agent for the lenders (the “Agent”). The Second Amended Revolving Credit Facility Agreement amended and restated, in its entirety, the Amended and Restated Revolving Credit Facility Agreement, by and among Borrower, its domestic affiliate and domestic subsidiary guarantors named therein and the lenders party thereto, and the Agent. The Second Amended Revolving Credit Facility Agreement provides for an asset-based revolving credit facility (the “Amended ABL Revolver”) in an aggregate amount of up to $150 million, subject to a borrowing base limitation.

Our Second Amended Revolving Credit Facility Agreement also provides for the issuance of letters of credit in an aggregate amount not to exceed $50 million, provided that the total amount of credit (inclusive of revolving loans and letters of credit) extended under our Second Amended Revolving Credit Facility Agreement is subject to an overall cap, on any date, equal to the lesser of $150 million or the amount of the borrowing base on such date. The borrowing base is based upon the value of certain of our assets, including certain of our accounts receivable, inventory, and real property, plant, and equipment, and thus, changes from time to time depending on the value of the assets included within the borrowing base. The administrative agent for this facility causes to be performed an appraisal of the assets (other than the accounts receivable) included in the calculation of the borrowing base, either on an annual basis or if our availability under the facility is less than the greater of 15% of the total commitment (which is currently $150 million) or $22.5 million during any twelve month period, as frequently as on a semi-annual basis. In addition, if certain material defaults under the facility have occurred and are continuing, the administrative agent has the right to perform any such appraisal as often as it deems necessary in its sole discretion. Our administrative agent may make adjustments to our borrowing base pursuant to these appraisals. These adjustments may negatively impact our ability to obtain revolving loans or support our letters of credit needs under our Second Amended Revolving Credit Facility Agreement. Based upon the value of our assets at May 31, 2014, we were entitled to borrow $150 million under our Second Amended Revolving Credit Facility Agreement at June 30, 2014. On that date, we had no borrowings outstanding under our Amended ABL Revolver and $11.7 million of letters of credit outstanding under the Second Amended Revolving Credit Facility Agreement. Thus, we could have borrowed an additional $138.3 million under the Second Amended Revolving Credit Facility Agreement as of June 30, 2014, calculated as follows (in millions):

Borrowing base	$150.0
Borrowings on Amended ABL Revolver	-
Letters of credit outstanding	11.7
Availability on Second Amended Revolving Credit Facility Agreement	$138.3

Our Second Amended Revolving Credit Facility Agreement bears interest at a base rate plus a margin or at LIBOR plus a margin. The applicable margin is determined by reference to the average availability under the Second Amended Revolving Credit Facility Agreement over the preceding three months. The applicable margins as of June 30, 2014 were 0.75% and 1.75% for base rate and LIBOR based borrowings, respectively. Borrowings outstanding under our Second Amended Revolving Credit Facility Agreement may vary significantly from time to time depending on our cash needs at any given time. Our Second Amended Revolving Credit Facility Agreement matures on June 19, 2018.

Our Second Amended Revolving Credit Facility Agreement contains customary covenants applicable to certain of our subsidiaries, including a financial maintenance covenant ratio (the “Fixed Charge Coverage Ratio”) based on the ratio of consolidated Adjusted EBITDA to consolidated fixed charges, each as defined in the agreement. If less than 10% of the total commitment is available (provided that such number cannot be less than $12.5 million) under the facility for more than two consecutive days, we are required to maintain a consolidated Fixed Charge Coverage Ratio of not less than 1.00 to 1.00 on a rolling four quarter basis. If we are required at any time to maintain the consolidated Fixed Charge Coverage Ratio, such requirement will end if at least 10% of the total commitment is available (provided that such number cannot be less than $12.5 million) for twenty consecutive days. Our Letter of Credit Facility contains the same Fixed Charge Coverage Ratio as set forth in the Second Amended Revolving Credit Facility Agreement (as such covenant is only applicable under the Letter of Credit Facility Agreement to the same extent, and at the same times, that it is applicable under the Second Amended Revolving Credit Facility Agreement). During the second quarter of 2014, we were not required to maintain the Fixed Charge Coverage Ratio; thus, we were in compliance with our covenants.

Foreign Subsidiary Indebtedness

Our foreign subsidiary indebtedness, which is described in Note 8, consists primarily of borrowings in Brazil, receivables factoring in Europe, borrowings in Europe, and borrowings in China.

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

Off-Balance Sheet Obligations

In addition to the operating leases described above, our off-balance sheet obligations consist of obligations under our Letter of Credit Facility and Second Amended Revolving Credit Facility. As of June 30, 2014, letters of credit outstanding were $8.7 million under the Letter of Credit Facility and $11.7 million under the Second Amended Revolving Credit Facility.

Our Letter of Credit Facility initially provided for the issuance of up to $38 million of letters of credit with a sublimit for Euro denominated letters of credit (with an option to increase the Letter of Credit Facility to $44.5 million in the future). During 2012 and 2013, we amended the Letter of Credit Facility Agreement multiple times to, among other things, permit the incurrence of additional indebtedness under the Term Loan Credit Agreement and the granting of liens to secure such indebtedness. On June 13, 2014, we amended the Letter of Credit Facility Agreement to increase the Letter of Credit Facility from $8.5 million to $8.7 million and reduce the per annum fee to 7.50%. The remaining terms of the Letter of Credit Facility Agreement have remained the same. The expiration date of the Letter of Credit Facility is September 20, 2014. Applicable fees are 7.50% on the total amount of the facility.

Net Debt

Net debt is a non-GAAP measure that represents total debt less cash and cash equivalents. We regard net debt as a useful measure of our outstanding debt obligations. Our use of the term “net debt” should not be understood to mean that we will use any cash on hand to repay debt. Net debt is calculated as follows (in millions):

	As of	As of
	June 30, 2014	December 31, 2013
Total debt, including capital leases	$542.0	$503.8
Less: Cash and cash equivalents	169.2	134.9
Net debt	$372.8	$368.9

As of June 30, 2014, our net debt was $372.8 million, compared to $368.9 million as of December 31, 2013. The $3.9 million change reflects primarily the remittance of dividends to our noncontrolling interests, unfavorable foreign exchange, and the repurchase of treasury shares in connection with the vesting of certain RSUs, offset partially by favorable free cash flow.

Disclosure Regarding Forward-Looking Statements

This report contains statements which constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including, but not limited to, statements relating to trends in the operations, financial results, business, and products of our Company, and anticipated production trends. The forward-looking statements can be identified by words such as “anticipate”, “believe”, “plan”, “estimate”, “expect”, “intend”, “project”, and other similar expressions and statements regarding our intent, belief, current plans, or expectations. Our forward looking statements also include, without limitation, statements regarding our anticipated future financial condition, operating results, free cash flows, adjusted free cash flows, net debt leverage, Adjusted EBITDA, and business and financing plans and models. Forward-looking statements are made as of the date of this report and are based upon management’s current expectations and beliefs concerning future developments and their potential effects on us. Such forward-looking statements are not guarantees of future performance. The following important factors, as well as those important factors described elsewhere in this report or in our Annual Report on Form 10-K for the year ended December 31, 2013, could cause our actual results to differ materially from estimates or expectations reflected in such forward-looking statements:

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

Interest Rate Risk

At June 30, 2014, we had total debt, excluding capital leases, of $531.4 million (net of a $1.7 million discount), consisting of floating rate debt of $487.6 million (92%) and fixed rate debt of $43.8 million (8%). Our floating rate debt consists primarily of our Term Loan Credit Facility, which has a LIBOR floor of 1.00%, and indebtedness held by our international subsidiaries. Assuming no changes in the monthly average variable-rate debt levels of $487.6 million for the six months ended June 30, 2014, we estimate that a hypothetical change of 100 basis points in the LIBOR and alternate base rate would have affected interest expense for the six months ended June 30, 2014 by $0.4 million. A 100 basis point increase in interest rates would not materially impact the fair value of our fixed rate debt.

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

Our strategy for managing currency risk relies primarily upon conducting business in a foreign country in that country’s currency. We may, from time to time, also participate in hedging programs intended to reduce our exposure to currency fluctuations. We believe that the effect of a 100 basis point movement in foreign currency rates against the U.S. dollar would not have materially affected the results of our operations or cash flows for the three months ended June 30, 2014 or 2013. However, we believe that movement in the Euro to the U.S. dollar has the potential to materially affect our stockholders’ equity because we estimated that a hypothetical change of 100 basis points in the Euro to the U.S. dollar exchange rate would have impacted stockholders’ equity as of June 30, 2014 by approximately $2.6 million. We do not believe a 100 basis point movement in other foreign currencies would have a material impact on our stockholders’ equity.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2014. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of June 30, 2014, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1A. Risk Factors.

There have been no material changes in our risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities

On May 11, 2014, one-third of the restricted stock units (“RSUs”) granted on May 11, 2012 and June 1, 2012, respectively, and the remaining one-third of RSUs granted on May 11, 2011, became fully vested. We reduced the number of shares issuable upon vesting to cover the minimum statutory withholding taxes for certain of the vested participants. This information is reflected in the table below:

Period	Total number of shares (or units) purchased	Weighted average price paid per share (or Unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs (1)	Maximum number of shares that may yet be purchased under the plans or programs (1)
April 1 through April 30, 2014	-	$-
May 1 through May 31, 2014	739	28.08
June 1 through June 30, 2014	-	-
Total	739	$28.08

(1) We have not announced a general plan or program to purchase shares.

Item 6. Exhibits

10.1†

Second Amended and Restated Employment Agreement, dated as of July 28, 2014, between Tower Automotive Operations USA I, LLC and Mark M. Malcolm (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed July 28, 2014 and incorporated herein by reference).

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer *

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer *

32.1	Section 1350 Certification of the Chief Executive Officer **

32.2	Section 1350 Certification of the Chief Financial Officer **

101.INS	XBRL Instance Document ***

101.SCH	XBRL Taxonomy Extension Scheme Document ***

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document ***

101.LAB	XBRL Taxonomy Extension Label Linkbase Document ***

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document ***

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document ***

*	Filed herewith.
**	Furnished, not filed
***	Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Exchange Act and otherwise are not subject to liability under those sections.
†	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tower International, Inc.

Date: July 31, 2014	/s/ James C. Gouin
James C. Gouin
Chief Financial Officer

Index to Exhibits

10.1†	Second Amended and Restated Employment Agreement, dated as of July 28, 2014, between Tower Automotive Operations USA I, LLC and Mark M. Malcolm (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed July 28, 2014 and incorporated herein by reference).

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer*

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer*

32.1	Section 1350 Certification of the Chief Executive Officer **

32.2	Section 1350 Certification of the Chief Financial Officer **

101.INS	XBRL Instance Document ***

101.SCH	XBRL Taxonomy Extension Scheme Document ***

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document ***

101.LAB	XBRL Taxonomy Extension Label Linkbase Document ***

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document ***

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document ***

*	Filed herewith.
**	Furnished, not filed
***	Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Exchange Act and otherwise are not subject to liability under those sections.
†	Management contract or compensatory plan or arrangement

