Form 10-Q
period 2014-09-30
Tower International, Inc.
filed 2014-10-30
CIK 1485469

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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

Yes ☐   No ☑

As of October 28, 2014, there were 20,750,478 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

Tower International, Inc. and Subsidiaries

Form 10-Q

PART 1 — FINANCIAL INFORMATION

ITEM 1. Financial Statements

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data - unaudited)

	September 30, 2014	December 31, 2013

ASSETS
Cash and cash equivalents	$126,427	$134,880
Accounts receivable, net of allowance of $1,763 and $2,071	329,284	255,674
Inventories (Note 3)	91,991	81,278
Deferred tax asset - current	8,454	8,649
Prepaid tooling, notes receivable, and other	53,136	44,896
Total current assets	609,292	525,377

Property, plant, and equipment, net	535,957	549,605
Goodwill (Note 6)	61,672	66,976
Investment in joint venture (Note 17)	7,767	8,624
Deferred tax asset - non-current	3,405	3,732
Other assets, net	26,124	28,679
Total assets	$1,244,217	$1,182,993

LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term debt and current maturities of capital lease obligations (Note 8)	$42,730	$39,704
Accounts payable	306,693	262,425
Accrued liabilities	129,137	129,167
Total current liabilities	478,560	431,296

Long-term debt, net of current maturities (Note 8)	463,714	454,073
Obligations under capital leases, net of current maturities (Note 8)	8,361	10,013
Deferred tax liability - non-current	14,045	14,381
Pension liability (Note 11)	41,999	54,915
Other non-current liabilities	79,265	81,446
Total non-current liabilities	607,384	614,828
Total liabilities	1,085,944	1,046,124
Commitments and contingencies (Note 18)

Stockholders' Equity:
Tower International, Inc.'s stockholders' equity
Preferred stock, $0.01 par value, 50,000,000 authorized and 0 issued and outstanding at September 30, 2014 and December 31, 2013	-	-
Common stock, $0.01 par value, 350,000,000 authorized, 21,391,844 issued and 20,750,478 outstanding at September 30, 2014 and 21,079,027 issued and 20,472,637 outstanding at December 31, 2013	214	211
Additional paid in capital	334,172	327,998
Treasury stock, at cost, 641,366 shares at September 30, 2014 and 606,390 shares at December 31, 2013	(9,516)	(8,594)
Accumulated deficit	(215,375)	(257,487)
Accumulated other comprehensive income / (loss) (Note 12)	(13,470)	12,247
Total Tower International, Inc.'s stockholders' equity	96,025	74,375
Noncontrolling interests in subsidiaries	62,248	62,494
Total stockholders' equity	158,273	136,869

Total liabilities and stockholders' equity	$1,244,217	$1,182,993

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share and per share amounts - unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Revenues	$522,645	$495,197	$1,647,586	$1,585,215
Cost of sales	469,930	439,222	1,468,684	1,401,713
Gross profit	52,715	55,975	178,902	183,502
Selling, general, and administrative expenses	34,336	31,290	100,494	98,235
Amortization expense (Note 6)	220	646	1,544	2,134
Restructuring and asset impairment charges, net (Note 7)	1,392	1,575	7,497	18,906
Operating income	16,767	22,464	69,367	64,227
Interest expense	7,418	9,410	22,010	44,375
Interest income	356	283	946	898
Other expense / (income) (Note 7)	(5,549)	7,490	(5,462)	48,418
Income / (loss) before provision for income taxes and equity in loss of joint venture	15,254	5,847	53,765	(27,668)
Provision for income taxes (Note 10)	2,107	1,423	8,009	8,557
Equity in loss of joint venture, net of tax (Note 17)	(245)	(208)	(626)	(373)
Net income / (loss)	12,902	4,216	45,130	(36,598)
Less: Net income attributable to the noncontrolling interests	1,741	898	3,018	2,647
Net income / (loss) attributable to Tower International, Inc.	$11,161	$3,318	$42,112	$(39,245)

Weighted average common shares outstanding
Basic	20,733,785	20,449,920	20,632,688	20,358,641
Diluted	21,457,369	21,106,471	21,364,800	20,358,641

Net income / (loss) per share attributable to Tower International, Inc.:
Basic (Note 13)	$0.54	$0.16	$2.04	$(1.93)
Diluted (Note 13)	0.52	0.16	1.97	(1.93)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands - unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Net income / (loss)	$12,902	$4,216	$45,130	$(36,598)
Other comprehensive income / (loss), net of tax:
Foreign currency translation adjustments	(23,594)	12,483	(26,335)	5,128
Unrealized gain / (loss) on qualifying cash flow hedge, net	-	(80)	(117)	108
Other comprehensive income / (loss)	(23,594)	12,403	(26,452)	5,236
Comprehensive income / (loss)	(10,692)	16,619	18,678	(31,362)
Less: Comprehensive income attributable to the noncontrolling interests	2,433	1,626	2,283	3,876
Comprehensive income / (loss) attributable to Tower International, Inc.	$(13,125)	$14,993	$16,395	$(35,238)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands - unaudited)

	Nine Months Ended September 30,
	2014	2013

OPERATING ACTIVITIES:
Net income / (loss)	$45,130	$(36,598)

Adjustments required to reconcile net income / (loss) to net cash provided by continuing operating activities:
Asset impairment charges	-	11,006
Gain on sale of Chinese facility	(5,549)	-
Term Loan re-pricing fees	87	-
Premium on notes redemption and other fees	-	48,418
Deferred income tax provision	155	373
Depreciation and amortization	72,597	70,933
Non-cash share-based compensation	3,566	3,660
Pension income, net of contributions	(12,916)	(13,354)
Change in working capital and other operating items	(61,333)	(34,669)
Net cash provided by continuing operating activities	$41,737	$49,769

INVESTING ACTIVITIES:
Cash disbursed for purchases of property, plant, and equipment	$(70,164)	$(47,224)
Proceeds from the sale of Chinese facility	13,817	-
Investment in joint venture	(760)	(6,293)
Net proceeds from sale of property, plant, and equipment	-	12,040
Net cash used in continuing investing activities	$(57,107)	$(41,477)

FINANCING ACTIVITIES:
Proceeds from borrowings	$102,920	$457,352
Repayments of borrowings	(122,323)	(484,847)
Proceeds from borrowings on Additional Term Loans	33,145	-
Debt financing costs	(2,561)	(9,437)
Secondary stock offering transaction costs	(75)	-
Proceeds from stock options exercised	2,608	2,067
Purchase of treasury stock	(922)	(297)
Noncontrolling interest dividends	(2,529)	(6,748)
Proceeds from borrowings on Term Loan Credit Facility	-	417,900
Redemption of notes	-	(361,992)
Premium paid on redemption of notes and other fees	-	(43,078)
Premium paid on re-pricing of Term Loan and other fees	-	(4,378)
Net cash provided by / (used in) continuing financing activities	$10,263	$(33,458)

Discontinued operations:
Net cash from discontinued investing activities	$-	$15,694
Net cash from discontinued operations	$-	$15,694

Effect of exchange rate changes on continuing cash and cash equivalents	$(3,346)	$1,877

NET CHANGE IN CASH AND CASH EQUIVALENTS	$(8,453)	$(7,595)

CASH AND CASH EQUIVALENTS:
Beginning of period	$134,880	$113,943

End of period	$126,427	$106,348

Supplemental Cash Flow Information:
Interest paid, net of amounts capitalized	$23,099	$40,865
Income taxes paid	2,914	8,036
Non-cash Investing Activities:
Capital expenditures in liabilities for purchases of property, plant, and equipment	$15,167	$15,590

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

Note 2. New Accounting Pronouncements Not Yet Adopted

Presentation of Financial Statements and Property, Plant, and Equipment

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU 2014-08 amends the definition of a discontinued operation in Accounting Standards Codification (“ASC”) 205-20 and requires entities to provide additional disclosures about disposal transactions that do not meet the discontinued-operations criteria. The ASU is effective for all disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years, with early adoption permitted. As of September 30, 2014, the Company has not adopted ASU 2014-08.

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

Presentation of Financial Statements – Going Concern

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. In connection with preparing financial statements for each annual and interim reporting period, ASU 2014-15 requires management to perform interim and annual evaluations of whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued, or within one year after the date that the financial statements are available to be issued, when applicable. The ASU is effective for annual reporting periods ending after December 15, 2016 and interim periods within annual reporting periods after December 15, 2016, with early application permitted. As of September 30, 2014, the Company has not adopted ASU 2014-15. The adoption of ASU 2014-15 is not expected to have a material impact on the Company’s Condensed Consolidated Financial Statements.

Note 3. Inventories

Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method. Maintenance, repair, and non-productive inventory, which are considered consumables, are expensed when acquired and included in the Condensed Consolidated Statements of Operations in cost of sales. Inventories consist of the following (in thousands):

	September 30, 2014	December 31, 2013
Raw materials	$42,592	$36,139
Work in process	21,908	19,650
Finished goods	27,491	25,489
Total inventory	$91,991	$81,278

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

Note 5. Tooling

Tooling represents costs incurred by the Company in the development of new tooling used in the manufacture of the Company’s products. All pre-production tooling costs incurred for tools that the Company will not own and that will be used in producing products supplied under long-term supply agreements are expensed as incurred, unless the supply agreement provides the Company with the noncancellable right to use the tools or the reimbursement of such costs is contractually guaranteed by the customer. Generally, the customer agrees to reimburse the Company for certain of its tooling costs at the time the customer awards a contract to the Company.

When the part for which tooling has been developed reaches a production-ready status, the Company is reimbursed by its customer for the cost of the tooling, at which time, the tooling becomes the property of the customer. The Company has certain other tooling costs related to tools the Company has the contractual right to use during the life of the supply arrangement, which are capitalized and amortized over the life of the related product program. Customer-owned tooling is included in the Condensed Consolidated Balance Sheets in prepaid tooling, notes receivable, and other while company-owned and other tooling is included in other assets, net.

The components of capitalized tooling costs are as follows (in thousands):

	September 30, 2014	December 31, 2013
Customer-owned tooling, net	$26,950	$13,111
Company-owned tooling	2,231	3,113
Total tooling, net	$29,181	$16,224

Any gain recognized, which is defined as the excess of reimbursement over cost, is amortized over the life of the program. If estimated costs are expected to be in excess of reimbursement, a loss is recorded in the period in which the loss is estimated.

Note 6. Goodwill and Other Intangible Assets

Goodwill

The change in the carrying amount of goodwill is set forth below by reportable segment and on a consolidated basis (in thousands):

	International	Americas	Consolidated
Balance at December 31, 2013	$64,403	$2,573	$66,976
Currency translation adjustment	(5,215)	(89)	(5,304)
Balance at September 30, 2014	$59,188	$2,484	$61,672

Intangibles

The Company had certain intangible assets that were related to customer relationships in Europe and Brazil. The intangible assets in Europe and Brazil had definite lives and were amortized on a straight-line basis over the estimated lives of the related assets, which approximated the recognition of related revenues. Intangible assets are recorded in the Condensed Consolidated Balance Sheets as other assets, net. The Company incurred amortization expense of $0.2 million and $1.5 million for the three and nine months ended September 30, 2014, respectively. These intangible assets became fully amortized during the third quarter of 2014 and as such, no further amortization expense related to these intangibles will be incurred beyond the third quarter of 2014. The Company incurred amortization expense of $0.6 million and $2.1 million for the three and nine months ended September 30, 2013, respectively. The following table presents information about the Company’s intangible assets as of September 30, 2014 and December 31, 2013, respectively (in thousands):

		As of September 30, 2014		As of December 31, 2013
	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible:
Europe	7 years	$16,033	$16,033	$16,038	$14,866
Brazil	7 years	5,455	5,455	5,443	5,078
Total		$21,488	$21,488	$21,481	$19,944

Note 7. Restructuring and Asset Impairment Charges

As of September 30, 2014, the Company has executed various restructuring plans and may execute additional plans in the future to realign manufacturing capacity to prevailing global automotive production and to improve the utilization of remaining facilities. Estimates of restructuring charges are based on information available at the time such charges are recorded. Due to the inherent uncertainty involved in estimating restructuring expenses, actual amounts paid for such activities may differ from amounts initially recorded. Accordingly, the Company may record revisions of previous estimates by adjusting previously established reserves.

Restructuring and Asset Impairment Charges

Net restructuring and asset impairment charges for each of the Company’s segments include the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
International	$147	$393	$423	$1,608
Americas	1,245	1,182	7,074	17,298
Consolidated	$1,392	$1,575	$7,497	$18,906

The following table sets forth the Company’s net restructuring and asset impairment charges by type for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Employee termination costs	$515	$602	$1,465	$1,646
Other exit costs	877	973	6,032	6,254
Asset impairment	-	-	-	11,006
Restructuring and asset impairment charges, net	$1,392	$1,575	$7,497	$18,906

The charges incurred during the three and nine months ended September 30, 2014 and 2013 related primarily to the following actions:

2014 Actions

During the three and nine months ended September 30, 2014, the charges incurred in the Americas segment related to the buyout of a lease on a previously closed facility, ongoing maintenance expense of facilities closed as a result of prior actions, and severance charges to reduce fixed costs. The charges incurred in the International segment related to severance charges in Europe to reduce fixed costs.

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

Restructuring Reserve

The following table summarizes the activity in the restructuring reserve, which is included in the Condensed Consolidated Balance Sheets in accrued liabilities, by segment, for the above-mentioned actions through September 30, 2014 (in thousands):

	International	Americas	Consolidated
Balance at December 31, 2013	$568	$1,357	$1,925
Payments	(783)	(947)	(1,730)
Increase	423	1,042	1,465
Balance at September 30, 2014	$208	$1,452	$1,660

Except as disclosed in the table above, the Company does not anticipate incurring additional material cash charges associated with the actions described above. The increase in the restructuring reserve set forth in the above table does not agree with the net restructuring charges for the period, as certain items are expensed as incurred related to the actions described.

The restructuring reserve decreased during the first nine months of 2014, reflecting primarily severance payments made related to prior accruals, offset partially by severance accruals.

During the nine months ended September 30, 2014, the Company incurred payments related to prior accruals in Europe and North America of $0.8 million and $0.9 million, respectively.

Customer Reimbursed Plant Relocation

In 2013, the Company entered into an agreement with one of its customers in China, pursuant to which the customer would purchase the Company’s existing manufacturing facility, located in Changchun, China. In accordance with the agreement, the customer would reimburse the Company for costs incurred to construct an addition to the Company’s other manufacturing facility in Changchun, China and the customer would also reimburse the Company for certain costs related to the relocation between facilities. During the nine months ended September 30, 2014, the Company received $13.8 million for the sale of the Company’s existing manufacturing facility. The Company completed the sale during the three months ended September 30, 2014 and recognized a gain on the sale of $5.5 million, which is recorded in the Condensed Consolidated Statements of Operations as other expense / (income).

Note 8. Debt

Long-term debt consists of the following (in thousands):

	September 30, 2014	December 31, 2013
Term Loan Credit Facility (net of discount of $1,669 and $1,894)	$446,081	$416,009
Other foreign subsidiary indebtedness	59,242	76,548
Total debt	505,323	492,557
Less: Short-term debt	(41,609)	(38,484)
Total long-term debt, net of current maturities	$463,714	$454,073

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

The Term Loan Borrower’s obligations under the Term Loan Credit Facility are guaranteed by the Company on an unsecured basis and guaranteed by Term Loan Holdco and certain of the Company's other direct and indirect domestic subsidiaries on a secured basis (the “Subsidiary Guarantors”). The Term Loan Credit Facility is secured by (i) a first priority security interest in certain assets of the Term Loan Borrower and the Subsidiary Guarantors, other than, inter alia, accounts, chattel paper, inventory, cash deposit accounts, securities accounts, machinery, equipment and real property and all contract rights, and records and proceeds relating to the foregoing and (ii) on a second priority basis to all other assets of the Term Loan Borrower and the Subsidiary Guarantor which have been pledged on a first priority basis to the agent for the benefit of the lenders under the Amended Revolving Credit Facility described below.

The Term Loan Credit Agreement includes customary events of default and amounts due thereunder may be accelerated upon the occurrence of an event of default.

During the three and nine months ended September 30, 2014, the Company made principal payments of $1.1 million and $3.3 million, respectively, on the Term Loan Credit Facility. During the three and nine months ended September 30, 2013, the Company made a principal payment of $1 million on the Term Loan Credit Facility. As of September 30, 2014, the outstanding principal balance of the Term Loan Credit Facility was $446.1 million (net of a remaining $1.7 million original issue discount) and the effective interest rate was 4.00% per annum.

Amended Revolving Credit Facility

On June 19, 2013, the Company entered into a Second Amended and Restated Revolving Credit and Guaranty Agreement (the “Second Amended Revolving Credit Facility Agreement”). The Second Amended Revolving Credit Facility Agreement amended and restated, in its entirety, the Amended and Restated Revolving Credit and Guaranty Agreement, dated as of June 13, 2011. The Second Amended Revolving Credit Facility Agreement provided for an asset-based revolving credit facility (the “Amended ABL Revolver”) in the aggregate amount of up to $150 million, subject to a borrowing base limitation. The Second Amended Revolving Credit Facility Agreement also provided for the issuance of letters of credit in an aggregate amount not to exceed $50 million, provided that the total amount of credit (inclusive of revolving loans and letters of credit) extended under the Second Amended Revolving Credit Facility Agreement was subject to an overall cap, on any date, equal to the lesser of $150 million or the amount of the borrowing base on such date.

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

On September 17, 2014, the Company entered into a Third Amended and Restated Revolving Credit and Guaranty Agreement (“Third Amended Revolving Credit Facility Agreement”), by and among Tower Automotive Holdings USA, LLC, the Company, Tower Automotive Holdings I, LLC, Tower Automotive Holdings II(a), LLC, Tower Automotive Holdings II(b), LLC, the subsidiary guarantors named therein, the financial institutions from time to time party thereto as Lenders, and JPMorgan Chase Bank, N.A. as Issuing Lender, as Swing Line Lender, and as Administrative Agent for the Lenders. The Third Amended Revolving Credit Facility Agreement amended and restated, in its entirety, the Second Amended Revolving Credit Facility Agreement, dated as of June 19, 2013, by and among the Borrower, its domestic affiliate and domestic subsidiary guarantors named therein, and the lenders party thereto, and the Agent.

The Third Amended Revolving Credit Facility Agreement provides for a cash flow revolving credit facility (the “Amended Revolving Credit Facility”) in the aggregate amount of up to $200 million. The Third Amended Revolving Credit Facility Agreement also provides for the issuance of letters of credit in an aggregate amount not to exceed $50 million, provided that the total amount of credit (inclusive of revolving loans and letters of credit) extended under the Third Amended Revolving Credit Facility Agreement is subject to an overall cap, on any date, of $200 million. The Company may request the issuance of Letters of Credit denominated in Dollars or Euros. The expiration date for the Amended Revolving Credit Facility is September 17, 2019.

Advances under the Amended Revolving Credit Facility bear interest at an alternate base rate plus a base rate margin or LIBOR plus a Eurodollar margin. The applicable margins are determined by the Company’s Total Net Leverage Ratio (as defined in the Third Amended Revolving Credit Facility Agreement). The applicable margin for the base rate based borrowings as of September 30, 2014 was 1.50%. The applicable margin for the LIBOR based borrowings as of September 30, 2014 was 2.50%. The Company will pay a commitment fee at a rate equal to 0.50% per annum on the average daily unused total revolving credit commitment.

The Amended Revolving Credit Facility is guaranteed by the Company on an unsecured basis and is guaranteed by certain of the Company’s direct and indirect domestic subsidiaries on a secured basis. The Amended Revolving Credit Facility is secured by the same assets of the Borrower and the subsidiary guarantors that secured the obligations under the prior Amended ABL Revolver. The Borrower’s and each subsidiary guarantor’s pledge of such assets as security for the obligations under the Amended Revolving Credit Facility is evidenced by a Revolving Credit Security Agreement dated as of September 17, 2014, among the Borrower, the guarantors party thereto, and the Agent.

The Third Amended Revolving Credit Facility Agreement contains customary covenants applicable to certain of the Company’s subsidiaries and includes customary events of default and amounts due thereunder may be accelerated upon the occurrence of an event of default.

In connection with the Third Amended Revolving Credit Facility Agreement, the Company paid debt issue costs of $1.6 million in the third quarter of 2014. These costs were capitalized and are recorded in the Condensed Consolidated Balance Sheets as other assets, net.

As of September 30, 2014, there was $188.3 million of borrowing availability under the Amended Revolving Credit Facility, of which no borrowings were outstanding and $11.7 million letters of credit were outstanding.

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

On August 26, 2013, the Company redeemed the remaining $43 million of the notes at 105% of the principal amount thereof, plus accrued and unpaid interest, which resulted in a premium of $2.2 million that was recognized in the Condensed Consolidated Statements of Operations as other expense. In connection with the redemption, the Company accelerated the amortization of the original issue discount by $0.8 million and associated debt issue costs by $0.5 million in the third quarter of 2013. Per the Term Loan Credit Agreement, the Company used the $45.2 million that was being held in an escrow account to cover this redemption and associated premium. As of December 31, 2013, the notes had been repaid in full and no balance remained outstanding.

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

The Letter of Credit Facility matured on September 20, 2014 and the Company did not renew this facility.

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

Debt Issue Costs

The Company incurred interest expense related to the amortization of debt issue costs of $0.5 million and $1.5 million during the three and nine months ended September 30, 2014, respectively. The Company incurred interest expense related to the amortization of debt issue costs of $0.9 million and $6 million during the three and nine months ended September 30, 2013, respectively.

Other Foreign Subsidiary Indebtedness

As of September 30, 2014, other foreign subsidiary indebtedness of $59.2 million consisted primarily of receivables factoring in Europe of $19.9 million, indebtedness in Europe of $19.6 million, borrowings in China of $11.3 million, and borrowings in Brazil of $8.4 million.

The change in foreign subsidiary indebtedness from December 31, 2013 to September 30, 2014 is explained by the following (in thousands):

	Europe	Brazil	China	Totals
Balance as of December 31, 2013	$37,749	$26,461	$12,338	$76,548
Maturities / repayments of indebtedness	(5,921)	(17,101)	(3,260)	(26,282)
New / renewed indebtedness	-	-	1,785	1,785
Change in borrowings on credit facilities	10,698	-	626	11,324
Foreign exchange impact	(3,057)	(917)	(159)	(4,133)
Balance as of September 30, 2014	$39,469	$8,443	$11,330	$59,242

Generally, borrowings of foreign subsidiaries are made under credit agreements with commercial lenders and are used to fund working capital and other operating requirements.

Europe

As of September 30, 2014, the receivables factoring facilities balance available to the Company was $19.9 million (€15.8 million), of which $19.9 million (€15.8 million) was drawn. These are uncommitted, demand facilities which are subject to termination at the discretion of the banks and bear interest rates based on the average three month EURIBOR plus a spread ranging from 2.50% to 3.75%. The effective annual interest rates as of September 30, 2014 ranged from 2.60% to 3.85%, with a weighted average interest rate of 3.10% per annum. Any receivable factoring under these facilities is with recourse and is secured by the accounts receivable factored. These receivable factoring transactions are recorded in the Company’s Condensed Consolidated Balance Sheets in short-term debt and current maturities of capital lease obligations.

As of September 30, 2014, the secured lines of credit balance available to the Company was $17.4 million (€13.8 million), of which $4.8 million (€3.8 million) was outstanding. The facilities bear an interest rate based on the one month EURIBOR plus a spread ranging from 2.40% to 4.00% and have maturity dates ranging from April 2015 to October 2015. The effective annual interest rate as of September 30, 2014 was 4.01% per annum. The facilities are secured by certain accounts receivable related to customer funded tooling, mortgages over the land, certain buildings, and other assets, and are subject to negotiated prepayments upon the receipt of funds from completed customer projects.

As of September 30, 2014, the Company’s European subsidiaries had borrowings of $11.3 million (€9 million), which had an annual interest rate of 6.25% and a maturity date of November 2017. This term loan is secured by certain machinery and equipment.

As of September 30, 2014, the Company’s European subsidiaries had an asset-based revolving credit facility balance available to the Company of $30.4 million, of which $3.5 million was outstanding. This facility bears an interest rate based upon the one month LIBOR plus a spread of 3.00% and has a maturity date of October 2017. The effective annual interest rate as of September 30, 2014 was 6.25% per annum. The Company will pay a commitment fee at a rate equal to 0.50% per annum on the average daily unused total revolving credit commitment. Availability on the credit facility is determined based upon the appraised value of certain machinery, equipment, and real estate, subject to a borrowing base availability limitation and customary covenants.

China

The Company has both variable rate and fixed rate secured lines of credit. As of September 30, 2014, the variable rate secured line of credit available to the Company was $5.7 million (Rmb 35 million), of which the entire amount was outstanding. The credit line matures in June 2015. As of September 30, 2014, the fixed rate secured lines of credit available to the Company was $5.6 million (Rmb 34.5 million), of which the entire amount was outstanding. The credit lines have maturity dates ranging from March 2015 to December 2017 and bear interest rates ranging from 7.68% to 7.80%. The variable rate and fixed rate secured lines of credit facilities are secured by machinery, equipment, and land rights.

Included in the $5.6 million of fixed rate secured lines of credit in China described above is a new fixed rate secured line of credit facility of $0.3 million (Rmb 2 million) that was obtained during the third quarter of 2014, which has a maturity date of March 2015.

The effective annual interest rate for all the lines of credit in China as of September 30, 2014 was 7.70%.

Brazil

As of September 30, 2014, the Company’s Brazilian subsidiary had borrowings of $8.4 million (R$20.7 million), which had annual interest rates ranging from 3.00% to 8.70% and maturity dates ranging from February 2018 to July 2022. As of September 30, 2014, the weighted average interest rate on the borrowings in Brazil was 6.47% per annum. The loans are provided through bilateral agreements with four local banks and are secured by certain fixed and current assets. Periodic interest and principal payments are required.

During the third quarter of 2014, the Company made prepayments in the aggregate of $18.8 million on its higher interest debt in Brazil.

Covenants

As of September 30, 2014, the Company was in compliance with all financial covenants that govern its credit agreements.

Capital Leases

The Company had capital lease obligations of $9.5 million and $11.2 million as of September 30, 2014 and December 31, 2013, respectively. Of these amounts, $1.1 million and $1.2 million represent the current maturities as of September 30, 2014 and December 31, 2013, respectively. These capital lease obligations are scheduled to expire in March 2018.

Note 9. Derivative Financial Instruments

Currency Forward Contract

During the third quarter of 2014, the Company entered into a currency forward contract with a notional principal amount of $3.5 million and value date of October 29, 2014. The Company entered into this derivative instrument to manage currency risk associated with borrowings and the expected repayment on its United States dollar (“USD”) denominated asset-based revolving credit facility in Europe. The asset-based revolving credit facility allows the Company’s European subsidiaries to borrow amounts denominated in USD, which the Company’s European subsidiaries will subsequently convert into Euros. On September 18, 2014, the Company’s European subsidiaries borrowed $3.5 million (€2.7 million) on its asset-based revolving credit facility. To protect against adverse changes in foreign currency exchange rates associated with, and the expected repayment of, those borrowings, the Company entered into a currency forward contract, by which it can purchase $3.5 million (€2.7 million) on the value date at the exchange rate that was in effect on September 18, 2014.

This currency forward contract did not qualify for hedge accounting, as established by ASC No. 815, Derivatives and Hedging. In accordance with FASB ASC No. 815, this derivative instrument was recorded at fair value and any gain or loss will be recognized in the Condensed Consolidated Statements of Operations as interest expense. The Company did not recognize a material gain or loss on this derivative instrument during the three and nine months ended September 30, 2014. This derivative instrument is recorded in the Condensed Consolidated Balance Sheets as prepaid tooling, notes receivable, and other.

Note 10. Income Taxes

The Company recognized income tax expense of $2.1 million and $8 million during the three and nine months ended September 30, 2014, respectively. The Company recognized income tax expense of $1.4 million and $8.5 million during the three and nine months ended September 30, 2013. Income tax expense is primarily the result of profitable foreign entities.

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

Note 11. Retirement Plans

The Company sponsors a pension and various other postretirement benefit plans for its employees. Each plan serves a defined group of employees and has varying levels of Company contributions. The Company’s contributions to certain plans may be required by the terms of the Company’s collective bargaining agreements.

The following tables provide the components of net periodic pension benefit cost and other post-retirement benefit cost (in thousands):

	Pension Benefits		Other Benefits
	Three Months Ended September 30,		Three Months Ended September 30,
	2014	2013	2014	2013
Service cost	$7	$14	$2	$-
Interest cost	2,720	2,553	175	135
Expected return on plan assets (a)	(3,254)	(3,098)	-	-
Prior service cost amortization	(24)	-	33	-
Net periodic benefit cost / (income)	$(551)	$(531)	$210	$135

	Pension Benefits		Other Benefits
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Service cost	$23	$42	$6	$-
Interest cost	8,200	7,659	525	405
Expected return on plan assets (a)	(9,758)	(9,294)	-	-
Prior service cost amortization	(72)	-	99	-
Net periodic benefit cost / (income)	$(1,607)	$(1,593)	$630	$405

(a)	Expected rate of return on plan assets is 7.4% for 2014 and was 7.4% for 2013

The Company originally expected its minimum pension funding requirements to be $16.6 million during 2014. During the third quarter of 2014, the United States Congress extended the Moving Ahead for Progress in the 21st Century Act (“MAP-21”), which provides relief for defined benefit pension plan sponsors. MAP-21 was signed into law on August 8, 2014. Under the provisions of MAP-21, the Company now expects its minimum pension funding requirements to be $13.2 million during 2014. The Company made contributions of $4.3 million and $11.3 million to the Pension Plan during the three and nine months ended September 30, 2014, respectively.

Additionally, the Company contributed $1.3 million and $3.8 million to its defined contribution retirement plans during the three and nine months ended September 30, 2014, respectively.

Note 12. Stockholders’ Equity and Noncontrolling Interests

The table below provides a reconciliation of the carrying amount of total stockholders’ equity, including stockholders’ equity attributable to Tower International, Inc. (“Tower”) and equity attributable to the noncontrolling interests (“NCI”) (in thousands):

	Nine Months Ended September 30,
	2014			2013
	Tower	NCI	Total	Tower	NCI	Total
Stockholders' equity beginning balance	$74,375	$62,494	$136,869	$63,247	$77,627	$140,874
Net income / (loss)	42,112	3,018	45,130	(39,245)	2,647	(36,598)
Other comprehensive income / (loss):
Foreign currency translation adjustments	(25,600)	(735)	(26,335)	3,899	1,229	5,128
Unrealized gain / (loss) on qualifying cash flow hedge, net	(117)	-	(117)	108	-	108
Total comprehensive income / (loss)	16,395	2,283	18,678	(35,238)	3,876	(31,362)
Vesting of RSUs	3	-	3	3	-	3
Purchase of treasury stock	(922)	-	(922)	(297)	-	(297)
Share-based compensation expense	3,566	-	3,566	3,660	-	3,660
Proceeds received from stock options exercised	2,608	-	2,608	2,067	-	2,067
De-consolidation of Chinese joint venture	-	-	-	-	(11,913)	(11,913)
Noncontrolling interest dividends	-	(2,529)	(2,529)	-	(6,748)	(6,748)
Stockholders' equity ending balance	$96,025	$62,248	$158,273	$33,442	$62,842	$96,284

The following table presents the components of accumulated other comprehensive income / (loss) (in thousands):

	As of September 30,	As of December 31,	Other Comprehensive Loss Attributable to
	2014	2013	Tower
Foreign currency translation adjustments	$(637)	$24,963	$(25,600)
Defined benefit plans, net of tax of $13.7 million	(12,833)	(12,833)	-
Unrealized loss on qualifying cash flow hedge, net	-	117	(117)
Accumulated other comprehensive income / (loss)	$(13,470)	$12,247	$(25,717)

The following table presents the changes in accumulated other comprehensive income / (loss) by component for the three months ended September 30, 2014 (in thousands):

	Unrealized Gain / (Loss) on Qualifying Cash Flow Hedge	Defined Benefit Plan, Net	Foreign Currency Translation Adjustments	Total
Balance as of June 30, 2014	$-	$(12,833)	$23,649	$10,816
Other comprehensive loss before reclassifications	-	-	(24,286)	(24,286)
Amounts reclassified from accumulated other comprehensive loss	-	-	-	-
Net current-period other comprehensive loss	-	-	(24,286)	(24,286)
Balance as of September 30, 2014	$-	$(12,833)	$(637)	$(13,470)

The following table presents the changes in accumulated other comprehensive income / (loss) by component for the three months ended September 30, 2013 (in thousands):

	Unrealized Gain / (Loss) on Qualifying Cash Flow Hedge	Defined Benefit Plan, Net	Foreign Currency Translation Adjustments	Total
Balance as of June 30, 2013	$140	$(30,350)	$10,058	$(20,152)
Other comprehensive income / (loss) before reclassifications	(80)	-	11,755	11,675
Amounts reclassified from accumulated other comprehensive income / (loss)	-	-	-	-
Net current-period other comprehensive income / (loss)	(80)	-	11,755	11,675
Balance as of September 30, 2013	$60	$(30,350)	$21,813	$(8,477)

The following table presents the changes in accumulated other comprehensive income / (loss) by component for the nine months ended September 30, 2014 (in thousands):

	Unrealized Gain /		Foreign
	(Loss) on	Defined	Currency
	Qualifying Cash	Benefit Plan,	Translation
	Flow Hedge	Net	Adjustments	Total
Balance at December 31, 2013	$117	$(12,833)	$24,963	$12,247
Other comprehensive loss before reclassifications	(117)	-	(25,600)	(25,717)
Amounts reclassified from accumulated other comprehensive loss	-	-	-	-
Net current-period other comprehensive loss	(117)	-	(25,600)	(25,717)
Balance as of September 30, 2014	$-	$(12,833)	$(637)	$(13,470)

The following table presents the changes in accumulated other comprehensive income / (loss) by component for the nine months ended September 30, 2013 (in thousands):

	Unrealized Gain / (Loss) on Qualifying Cash Flow Hedge	Defined Benefit Plan, Net	Foreign Currency Translation Adjustments	Total
Balance at December 31, 2012	$(48)	$(30,350)	$17,914	$(12,484)
Other comprehensive income before reclassifications	47	-	3,899	3,946
Amounts reclassified from accumulated other comprehensive income / (loss)	61	-	-	61
Net current-period other comprehensive income	108	-	3,899	4,007
Balance as of September 30, 2013	$60	$(30,350)	$21,813	$(8,477)

The Company did not reclassify any material items out of accumulated other comprehensive income / (loss) during the three or nine months ended September 30, 2014 or the three or nine months ended September 30, 2013.

Note 13. Earnings per Share (“EPS”)

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

The Company included the effects of all dilutive shares for the three and nine months ended September 30, 2014. The Company included the effects of all dilutive shares for the three months ended September 30, 2013. As the Company recognized a loss from continuing operations during the nine months ended September 30, 2013, the Company excluded 1.5 million potentially anti-dilutive shares from the nine months ended September 30, 2013 EPS computations.

A summary of the information used to compute basic and diluted net income per share attributable to Tower International, Inc. is shown below (in thousands – except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income / (loss)	$12,902	$4,216	$45,130	$(36,598)
Less: Net income attributable to the noncontrolling interests	1,741	898	3,018	2,647
Net income / (loss) attributable to Tower International, Inc.	$11,161	$3,318	$42,112	$(39,245)

Weighted average common shares outstanding
Basic weighted average shares outstanding	20,733,785	20,449,920	20,632,688	20,358,641
Diluted	21,457,369	21,106,471	21,364,800	20,358,641

Net income / (loss) per share attributable to Tower International, Inc.
Basic	$0.54	$0.16	$2.04	$(1.93)
Diluted	0.52	0.16	1.97	$(1.93)

Note 14. Share-Based and Long-Term Compensation

Share-Based Compensation

2010 Equity Incentive Plan (the “Plan”)

The Company adopted an equity incentive plan in connection with its 2010 initial public offering that allows for the grants of stock options, restricted stock awards, other equity-based awards, and certain cash-based awards pursuant to the Plan. The eligibility requirements and terms governing the allocation of any common stock and the receipt of other consideration under the Plan are determined by the Board of Directors and/or its Compensation Committee.

On April 25, 2014, the Plan was amended and restated. The number of shares of common stock available for issuance pursuant to new awards under the 2010 Equity Incentive Plan was reduced to 850,000 shares. At September 30, 2014, 782,519 shares were available for future grants of awards under the Plan. Forfeited shares, in addition to certain other shares, as defined by the Plan, may be re-issued under the Plan up to the maximum amount to be issued.

The following table summarizes the Company’s award activity during the nine months ended September 30, 2014:

	Options		Restricted Stock Units
Outstanding at:	Shares	Weighted Average Exercise Price	Shares	Weighted Average Grant Date Fair Value
December 31, 2013	742,384	$12.28	719,904	$11.04
Granted	-	-	85,643	26.50
Options exercised or RSUs vested	(206,603)	12.63	(106,214)	13.44
Forfeited or expired	(11,115)	11.89	(5,948)	14.78
September 30, 2014	524,666	$12.15	693,385	$12.55

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

During the three and nine months ended September 30, 2014, the Company recognized an expense relating to the options of $0.2 million and $1 million, respectively. During the three and nine months ended September 30, 2013, the Company recognized an expense relating to the options of $0.4 million and $1.4 million, respectively. The Company did not recognize any tax benefit related to the compensation expense recognized during the 2014 or 2013 periods. As of September 30, 2014, the Company had $0.5 million of unrecognized compensation expense associated with these stock options that will be amortized on a straight-line basis over the next five months on a weighted average basis.

As of September 30, 2014, the Company had an aggregate of 524,666 stock options that had been granted but had not yet been exercised. As of September 30, 2014, the remaining average contractual life for these options was approximately eight years. During the nine months ended September 30, 2014, 206,603 stock options were exercised, which had an aggregate intrinsic value of $3.5 million. As of September 30, 2014, 346,523 stock options were exercisable, which had an aggregate intrinsic value of $4.4 million. During the nine months ended September 30, 2014, 11,115 stock options were forfeited or expired and no options were granted.

Restricted Stock Units (“RSUs”)

The grant date fair value of each RSU equals the market price of the Company’s common stock on the grant date. Compensation expense is recorded at the grant date fair value, less an estimated forfeiture amount, and is recognized on a straight-line basis over the applicable vesting periods.

During the three and nine months ended September 30, 2014, the Company recognized an expense relating to the RSUs of $0.9 million and $2.6 million, respectively. During the three and nine months ended September 30, 2013, the Company recognized an expense relating to the RSUs of $0.8 million and $2.2 million, respectively. The Company did not recognize any tax benefit related to this compensation expense. As of September 30, 2014, the Company had $2.7 million of unrecognized compensation expense associated with these RSUs that will be amortized on a straight-line basis over the next eight months on a weighted average basis. The Company’s RSUs generally vest over a three year period.

As of September 30, 2014, the Company had an aggregate of 693,385 RSUs that had been granted but had not yet vested. During the nine months ended September 30, 2014, 5,948 RSUs were forfeited.

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

On August 15, 2014, one third of the RSUs granted on August 15, 2011 and one third of the RSUs granted on August 15, 2013 vested, resulting in the issuance of 1,090 shares at a fair value of less than $0.1 million. After offsets for withholding taxes, a total of 730 shares of common stock were issued in connection with this vesting.  This total is net of shares repurchased to provide payment for certain individuals’ minimum statutory withholding tax. The Company paid less than $0.1 million to acquire 360 vested shares to cover the minimum statutory withholding taxes.

Long-Term Compensation

Amended and Restated CEO Employment Agreement

On July 28, 2014, Mark M. Malcolm, the Company’s President and Chief Executive Officer, entered into an amended and restated employment agreement (the “Agreement”), by which Mr. Malcolm’s employment was extended through December 31, 2016 (the “Retirement Date”). The Agreement provides for a $3 million transition bonus for the successful delivery to Tower’s board of directors of a comprehensive chief executive officer succession and officer transition plan and a $3 million retention bonus. These bonus awards, if earned, will be paid in cash on January 16, 2017. The Agreement also provides for a stock appreciation bonus of up to $20 million, payable in cash or shares of common stock, as determined by the Company, if certain price targets related to the per share closing price of the Company’s common stock are achieved during the term of the Agreement. The retention bonus and stock appreciation bonus awards are also subject to payment upon a change in control or termination of employment, if certain criteria are met. The transition bonus would not be paid upon a change in control that is consummated prior to the Retirement Date, but is subject to payment upon a termination of employment, if certain conditions are met.

During the three and nine months ended September 30, 2014, the Company recorded an expense related to these awards of $0.9 million. At September 30, 2014, the Company had a liability of $0.9 million related to these awards. This liability is presented in the Condensed Consolidated Balance Sheets as other non-current liabilities.

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

During the three and nine months ended September 30, 2014, the Company recorded an expense related to these awards of $0.7 million and $2.5 million, respectively. During the three and nine months ended September 30, 2013, the Company recorded an expense related to these awards of $0.3 million and $0.7 million, respectively. At September 30, 2014, the Company had a liability of $3.5 million related to these awards. This liability is presented in the Condensed Consolidated Balance Sheets as other non-current liabilities.

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

The following is a summary of select data for each of the Company’s reportable segments (in thousands):

	International	Americas	Total
Three Months Ended September 30, 2014
Revenues	$222,081	$300,564	$522,645
Adjusted EBITDA	13,284	37,126	50,410
Capital Expenditures	9,887	16,382	26,269
Total assets	713,550	530,667	1,244,217

Three Months Ended September 30, 2013
Revenues	$219,250	$275,947	$495,197
Adjusted EBITDA	12,795	35,617	48,412
Capital Expenditures	8,604	9,232	17,836

Nine Months Ended September 30, 2014
Revenues	$728,859	$918,727	$1,647,586
Adjusted EBITDA	55,396	108,324	163,720
Capital Expenditures	28,901	48,968	77,869

Nine Months Ended September 30, 2013
Revenues	$706,253	$878,962	$1,585,215
Adjusted EBITDA	56,791	105,902	162,693
Capital Expenditures	18,560	33,534	52,094

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

The following is a reconciliation of Adjusted EBITDA to income / (loss) before provision for income taxes and equity in loss of joint venture (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Adjusted EBITDA	$50,410	$48,412	$163,720	$162,693
Restructuring and asset impairment charges, net	(1,392)	(1,575)	(7,497)	(18,906)
Depreciation and amortization	(23,064)	(22,296)	(72,597)	(70,933)
Acquisition costs and other	(102)	(335)	(311)	(904)
Long-term compensation expense	(3,076)	(1,742)	(7,939)	(4,888)
Interest expense, net	(7,062)	(9,127)	(21,064)	(43,477)
Other income / (expense)	5,549	(7,490)	5,462	(48,418)
Commercial settlement related to 2010 - 2013 scrap	(6,009)	-	(6,009)	-
Closure of Tower Defense & Aerospace	-	-	-	(2,835)
Income / (loss) before provision for income taxes and equity in loss of joint venture	$15,254	$5,847	$53,765	$(27,668)

Note 16. Fair Value of Financial Instruments

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

The carrying value and estimated fair value of the Company’s total debt at September 30, 2014 was $505.3 million and $500.8 million, respectively. The carrying value and estimated fair value of the Company’s total debt at December 31, 2013 was $492.6 million and $497.8 million, respectively. The majority of the Company’s debt at September 30, 2014 and December 31, 2013 was comprised of the Term Loan Credit Facility. The Term Loan Credit Facility can be traded between financial institutions and accordingly, this has been classified as Level 2. The fair value was determined based upon quoted market values. The remainder of the Company’s debt, primarily consisting of foreign subsidiary indebtedness, is asset-backed and is classified as Level 3. As this debt carries variable rates and minimal credit risk, the book value approximates fair value.

The Company is party to a derivative financial instrument, the fair value of which was determined based upon observable inputs and accordingly, has been classified as Level 2. The fair value of this instrument was not material for any period presented. Refer to Note 9 for further discussion of the Company’s derivative financial instrument.

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

In accordance with FASB ASC No. 360, Property, Plant, & Equipment, long-lived assets held for sale with a carrying amount of $5.1 million were written down to their fair value of $2.9 million, resulting in a loss of $2.2 million, which is included in the Company’s Condensed Consolidated Statement of Operations for the nine months ended September 30, 2013 as restructuring and asset impairment charges, net. Fair value of the assets was determined using a third party appraisal based upon then current market conditions.

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

During the second quarter of 2013, the Company reached an agreement with the parties to the Ningbo joint venture, whereby the Company agreed to acquire an additional 6% equity interest in Ningbo for $0.8 million. In connection with the agreement, certain other agreements were modified during the second quarter of 2013, resulting in the Company no longer having the ability to exert control over the operating and financial affairs of Ningbo. Accordingly, the financial results of Ningbo are not consolidated within the Company's financial statements for the quarterly periods beginning after the first quarter of 2013; rather, the Company's proportionate share of the earnings / (loss) of the joint venture have been presented in the Consolidated Statements of Operations as equity in earnings / (loss) of joint venture, net of tax. During the nine months ended September 30, 2013, the Company recognized a gain in connection with the de-consolidation of Ningbo in the amount of $1.5 million, in accordance with FASB ASC No. 810, Consolidation, which is recorded in the Condensed Consolidated Statements of Operations as cost of sales. The Company also incurred direct costs of $0.4 million during the nine months ended September 30, 2013 related to the revised agreements, which have been recorded in the Condensed Consolidated Statements of Operations as selling, general, and administrative expenses. The Company made the $0.8 million payment to acquire the additional 6% interest during March 2014. The Company had an accrual of $0.8 million recorded at December 31, 2013 related to the payment made in March 2014.

The Company’s investment in the Ningbo joint venture was $7.8 million at September 30, 2014. This investment is presented in the Company’s Condensed Consolidated Balance Sheets as investment in joint venture.

During the three and nine months ended September 30, 2014, the Company recorded equity in the losses of Ningbo, net of tax, of $0.2 million and $0.6 million, respectively. During the three and nine months ended September 30, 2013, the Company recorded equity in the losses of Ningbo, net of tax, of $0.2 million and $0.4 million, respectively.

Note 18. Commitments and Contingencies

Environmental Matters

The Company owns properties that have been affected by environmental releases. The Company is actively involved in investigation and/or remediation at several of these locations. Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. The established liability for environmental matters is based upon management’s best estimates of expected investigation/ remediation costs related to environmental contamination. It is possible that actual costs associated with these matters will exceed the environmental reserves established by the Company. Inherent uncertainties exist in the estimates, primarily due to unknown environmental conditions, changing governmental regulations, and legal standards regarding liability and evolving technologies for handling site remediation and restoration. At September 30, 2014 and December 31, 2013, the Company had $1.7 million accrued for environmental matters.

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

Note 19. Subsequent Events

On October 17, 2014, the Company entered into an interest rate swap agreement to effectively convert a portion of its debt from a floating rate to a fixed rate. The swap agreement has a notional amount of $200 million and effectively converts $200 million of the floating rate Term Loan Credit Facility to a fixed rate of 5.09% per annum. Concurrently on October 17, 2014, the Company entered into a cross currency swap to hedge its net investment in Europe. The notional amount of $200 million is at a fixed interest rate of 3.97% per annum, in Euros (€157.1 million). The maturity date of these swap instruments is April 16, 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Company Overview

We are a leading integrated global manufacturer of engineered automotive structural metal components and assemblies primarily serving original equipment manufacturers (“OEMs”). We offer our automotive customers a broad product portfolio, supplying body-structure stampings, frame and other chassis structures, and complex welded assemblies for small and large cars, crossovers, pickups, and sport utility vehicles (“SUVs”). Our products are manufactured at 30 facilities, strategically located near our customers in North America, South America, Europe, and Asia. We support our manufacturing operations through seven engineering and sales locations around the world. Our products are offered on a diverse mix of vehicle platforms, reflecting the balanced portfolio approach of our business model and the breadth of our product capabilities. We supply products to approximately 180 vehicle models globally to 11 of the 12 largest OEMs, based on 2013 production volumes.

We believe that our engineering, manufacturing, and program management capabilities, our geographic and customer diversification, our competitive cost and quality, our financial discipline, and our colleague engagement position us for long-term success.

Recent Trends

Production Volumes

During the third quarter of 2014, industry production volumes increased from 2013 in China and North America, while declining in Europe and Brazil. According to IHS Automotive® (“IHS”), industry production is projected to increase for the full 2014 year in three of these markets; the exception being a decline in Brazil.

Pension Plan Discount Rates

The present value of our pension benefit obligation is calculated through the use of a discount rate. The discount rate used is established annually at the measurement date and reflects the construction of a yield curve analysis from a third party, which calculates the yield to maturity that mirrors the timing and amounts of future benefit payments. Our measurement date is December 31 of each year and as of December 31, 2013 the discount rate used was 4.50%. At September 30, 2014, the applicable discount rate has decreased to 3.90%. No assurance can be provided that this trend will continue.

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

Adjusted EBITDA

We use the term Adjusted EBITDA throughout this report. We define Adjusted EBITDA as net income / (loss) before interest, taxes, depreciation, amortization, restructuring items, and other adjustments described in the reconciliations provided in this report. Adjusted EBITDA is a measure of performance that is not defined in accordance with accounting principles generally accepted in the United States (“GAAP”). We use Adjusted EBITDA as a supplement to our GAAP results in evaluating our business.

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

Results of Operations—Three Months Ended September 30, 2014 Compared with the Three Months Ended September 30, 2013

The following table presents production volumes in specified regions, according to IHS, for the three months ended September 30, 2014 compared to the three months ended September 30, 2013 (in millions of units produced):

	Europe	China	North America	Brazil
Three Months Ended September 30, 2014	4.5	5.0	4.2	0.8
Three Months Ended September 30, 2013	4.6	4.6	3.9	0.9
Increase / (decrease)	(0.1)	0.4	0.3	(0.1)
Percentage change	(1)%	10%	8%	(17)%

The following table presents select financial information for the three months ended September 30, 2014 and 2013 (in millions):

	International		Americas		Consolidated
	Three Months Ended		Three Months Ended		Three Months Ended
	September 30,		September 30,		September 30,
	2014	2013	2014	2013	2014	2013

Revenues	$222.1	$219.3	$300.5	$275.9	$522.6	$495.2
Cost of sales	205.9	202.2	264.0	237.0	469.9	439.2
Gross profit	16.2	17.1	36.5	38.9	52.7	56.0
Selling, general, and administrative expenses	13.1	11.6	21.2	19.7	34.3	31.3
Amortization expense	0.2	0.5	-	0.2	0.2	0.7
Restructuring and asset impairment charges, net	0.1	0.4	1.3	1.2	1.4	1.6
Operating income	$2.8	$4.6	$14.0	$17.8	16.8	22.4
Interest expense, net					7.1	9.1
Other expense / (income)					(5.5)	7.5
Provision for income taxes					2.1	1.4
Equity in loss of joint venture, net of tax					(0.2)	(0.2)
Net income attributable to noncontrolling interest					1.7	0.9
Net income attributable to Tower International, Inc.					$11.2	$3.3

Comparison of Periods – GAAP Analysis of Consolidated Results

Revenues

Total revenues increased during the three months ended September 30, 2014 by $27.4 million, or 6%, from the three months ended September 30, 2013, reflecting primarily higher volume in our Americas segment ($23.6 million) and in our International segment ($9.7 million). Revenues were positively affected by the strengthening of the Brazilian Real against the U.S. dollar ($0.1 million) in our Americas segment, but were negatively impacted by the strengthening of the U.S. dollar against the Euro ($0.7 million) and the Chinese Rmb ($0.3 million) in our International segment. Revenues were also adversely affected by unfavorable pricing ($5 million).

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

Total gross profit decreased by $3.3 million, or 6%, from the three months ended September 30, 2013 to the three months ended September 30, 2014 and our gross profit margin decreased from 11.3% during the 2013 period to 10.1% during the 2014 period. The decrease in gross profit reflects additional volume-related fixed costs ($1.3 million) and unfavorable foreign exchange ($0.5 million, excluding the impact on depreciation). Gross profit was positively affected by higher volume ($6.7 million). Product mix had a negligible impact. All other factors were net unfavorable by $8.3 million. Cost of sales was reduced by favorable efficiencies ($10.2 million), which were more than offset by unfavorable pricing and economics ($6.2 million), a one-time commercial settlement in the current period related to 2010 – 2013 scrap ($6 million), higher launch costs ($3.1 million), and the non-recurrence of a reversal of a loss contingency in Brazil related to favorable settlements ($1.5 million).

Total gross profit was negatively impacted by an increase in the depreciation included in cost of sales from $20.5 million during the three months ended September 30, 2013 to $21.5 million during the three months ended September 30, 2014.

Selling, General, and Administrative Expenses (“SG&A”)

Total SG&A increased $3 million, or 10%, from the three months ended September 30, 2013, reflecting primarily higher long-term compensation costs ($1.3 million) and higher compensation ($0.7 million).

Amortization Expense

Total amortization expense decreased $0.5 million from the three months ended September 30, 2013. Our amortization expense consists of the charges we incur to amortize certain intangible assets. No further amortization expense related to these intangibles will be incurred beyond the third quarter of 2014.

Restructuring and Asset Impairment Charges, net

Total restructuring expense for the three months ended September 30, 2014 was $1.4 million, related to ongoing maintenance expense of facilities closed as a result of prior actions and severance charges to reduce fixed costs in our Americas segment and severance charges in Europe to reduce fixed costs in our International segment.

Interest Expense, net

Interest expense, net, decreased $2 million, or 22%, from the three months ended September 30, 2013, reflecting primarily lower interest expense associated with the Term Loan Credit Facility when compared to the Senior Secured Notes (“notes”) ($1.5 million) and the accelerated amortization of the original issue discount and debt issue costs in connection with the retirement of $43 million of notes in August 2013 ($1.2 million) (described in Note 8).

Other Expense / (Income)

Other expense / (income) for the nine months ended September 30, 2014 represents a gain on the sale of a manufacturing facility, located in Changchun, China ($5.5 million), offset partially by the fees paid in connection with the Second Refinancing Term Loan Amendment and Additional Term Loan Amendment, which was entered into during the first quarter of 2014 ($0.1 million).

Provision for Income Taxes

Income tax expense increased $0.7 million from the three months ended September 30, 2013. Our income tax expense varies each period depending on the level and mix of income and losses generated in the various jurisdictions in which we do business.

During 2013, Cerberus, at the time our principal stockholder, sold its ownership in us. The sale constituted an ownership change under Section 382 of the Internal Revenue Code. Under Section 382, the amount of U.S. net operating losses generated before the ownership change that can be utilized after the change are limited.

Our recent history of operating losses in several entities, including entities in the U.S. and Brazil, does not allow us to satisfy the “more likely than not” threshold for recognition of deferred tax assets. In these jurisdictions, there is generally no income tax recognized on pre-tax income or losses as valuation allowance adjustments offset the associated tax effects. We believe it is reasonably possible that approximately $100 million of U.S. valuation allowances against our deferred tax assets could be released in 2015. Refer to Note 10 of the Condensed Consolidated Financial Statements for further discussion of the factors considered in our quarterly evaluation of the valuation allowances against our U.S. deferred tax assets.

Equity in Loss of Joint Venture

Equity in loss of joint venture represents our share in the loss of our unconsolidated Ningbo joint venture during the three months ended September 30, 2014.

Noncontrolling Interest, Net of Tax

The adjustment to our earnings required to give effect to the allocation of noncontrolling interests increased by $0.8 million from the three months ended September 30, 2013, reflecting decreased earnings in our Chinese joint ventures.

Comparison of Periods—Non-GAAP Analysis of Adjusted EBITDA

A reconciliation of Adjusted EBITDA to net income attributable to Tower International, Inc. for the periods presented is set forth below (in millions):

	International		Americas		Consolidated
	Three Months Ended		Three Months Ended		Three Months Ended
	September 30,		September 30,		September 30,
	2014	2013	2014	2013	2014	2013

Adjusted EBITDA	$13.3	$12.8	$37.1	$35.6	$50.4	$48.4
Intercompany charges	0.2	2.5	(0.2)	(2.5)	-	-
Restructuring and asset impairment charges, net	(0.1)	(0.4)	(1.3)	(1.2)	(1.4)	(1.6)
Depreciation and amortization	(10.5)	(10.0)	(12.5)	(12.3)	(23.0)	(22.3)
Acquisition and other	(0.1)	(0.3)	-	(0.1)	(0.1)	(0.4)
Long-term compensation (a)	-	-	(3.1)	(1.7)	(3.1)	(1.7)
Commercial settlement related to 2010 - 2013 scrap (b)	-	-	(6.0)	-	(6.0)	-
Operating income	$2.8	$4.6	$14.0	$17.8	16.8	22.4
Interest expense, net					(7.1)	(9.1)
Other (expense) / income (c)					5.5	(7.5)
Provision for income taxes					(2.1)	(1.4)
Equity in loss of joint venture, net of tax (d)					(0.2)	(0.2)
Net income attributable to noncontrolling interest					(1.7)	(0.9)
Net income attributable to Tower International, Inc.					$11.2	$3.3

(a)	Represents the compensation expense related to stock options, restricted stock units, and certain compensation programs intended to benefit our long-term success and growth. The compensation charges are incurred during the applicable vesting periods of each program.
(b)	Represents a one-time commercial settlement in the current period related to 2010-2013 scrap.
(c)	Represents a gain on the sale of a manufacturing facility in China during the third quarter of 2014, the fees paid in connection with the Second Term Loan Amendment during the first quarter of 2014, the premium paid and fees incurred in connection with the re-pricing of our Term Loan Credit Facility during the third quarter of 2013, the premium paid in connection with the retirement of the remaining $43 million of our notes in August 2013, and the transaction costs incurred in connection with our secondary offering during July 2013.
(d)	Represents the net loss attributable to our Ningbo joint venture, which we do not consolidate in our financial statements given the non-controlling nature of our interest in this entity.

The following table presents revenues (a GAAP measure) and Adjusted EBITDA (a non-GAAP measure) for the three months ended September 30, 2014 and 2013 (in millions), as well as an explanation of variances:

	International		Americas		Consolidated
	Revenues	Adjusted EBITDA(e)	Revenues	Adjusted EBITDA(e)	Revenues	Adjusted EBITDA(e)
Three Months Ended September 30, 2014 results	$222.1	$13.3	$300.5	$37.1	$522.6	$50.4
Three Months Ended September 30, 2013 results	219.3	12.8	275.9	35.6	495.2	48.4
Variance	$2.8	$0.5	$24.6	$1.5	$27.4	$2.0
Variance attributable to:
Volume and mix	$9.7	$3.7	$23.6	$1.8	$33.3	$5.5
Foreign exchange	(1.0)	(0.2)	0.1	(0.1)	(0.9)	(0.3)
Pricing and economics	(5.9)	(5.8)	0.9	(2.7)	(5.0)	(8.5)
Efficiencies	—	3.8	—	6.4	—	10.2
Selling, general, and administrative expenses and other items (f)	—	(1.0)	—	(3.9)	—	(4.9)
Total	$2.8	$0.5	$24.6	$1.5	$27.4	$2.0

(e)	We have presented a reconciliation of Adjusted EBITDA to net income attributable to Tower International, Inc., above.
(f)	When we refer to “selling, general, and administrative expenses and other items”, the “other items” refer to (i) savings which we generate after implementing restructuring actions, (ii) the costs associated with launching new products, and (iii) one-time items which may include reimbursement of costs.

Adjusted EBITDA

When we analyze Adjusted EBITDA, we separately categorize external factors—volume, product mix, and foreign exchange—and all other factors which impact Adjusted EBITDA, which we refer to as “other factors.”

Consolidated Company: Consolidated Adjusted EBITDA increased by $2 million, or 4%, from the three months ended September 30, 2013, reflecting primarily higher volume ($6.7 million), offset partially by additional volume-related fixed costs ($1.3 million) and unfavorable foreign exchange ($0.3 million). Product mix had a negligible impact. All other factors were net unfavorable by $3.2 million. Unfavorable pricing and economics ($8.5 million) and unfavorable SG&A expenses and other items ($4.9 million) were offset partially by favorable efficiencies ($10.2 million).

International Segment: In our International segment, Adjusted EBITDA increased by $0.5 million, or 4%, from the three months ended September 30, 2013, reflecting primarily favorable product mix ($2.7 million) and higher volume ($1.3 million), offset partially by additional volume-related fixed costs ($0.3 million) and unfavorable foreign exchange ($0.2). All other factors were net unfavorable by $3 million. Unfavorable pricing and economics ($5.8 million), principally product pricing and labor costs, and unfavorable SG&A expenses and other items ($1 million) were offset partially by favorable efficiencies ($3.8 million). SG&A expenses and other items reflect primarily higher launch costs ($0.8 million).

Americas Segment: In our Americas segment, Adjusted EBITDA increased by $1.5 million, or 4%, from the three months ended September 30, 2013, reflecting primarily higher volume ($5.4 million), offset partially by unfavorable product mix ($2.6 million) and additional volume-related fixed costs ($1 million). Foreign exchange had a negligible impact. All other factors were net unfavorable by $0.2 million. Unfavorable pricing and economics ($2.7 million), principally product pricing and labor costs, and unfavorable SG&A expenses and other items ($3.9 million) were offset partially by favorable efficiencies ($6.4 million). SG&A expenses and other items reflect primarily higher launch costs ($2.3 million) and the non-recurrence of the reversal of a loss contingency in Brazil in 2013 due to favorable settlements ($1.5 million).

Nine Months Ended September 30, 2014 Compared with the Nine Months Ended September 30, 2013

The following table presents production volumes in specified regions, according to IHS, for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 (in millions of units produced):

	Europe	China	North America	Brazil
Nine months ended September 30, 2014	15.0	15.4	12.8	2.2
Nine months ended September 30, 2013	14.5	13.9	12.2	2.6
Increase / (decrease)	0.5	1.5	0.6	(0.4)
Percentage change	4%	11%	5%	(16)%

According to IHS, full year 2014 vehicle production is expected to increase when compared to 2013 in both of the major markets in which we operate, North America and Europe, by 7% and 4%, respectively.

The following table presents select financial information for the nine months ended September 30, 2014 and 2013 (in millions):

	International		Americas		Consolidated
	Nine Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,
	2014	2013	2014	2013	2014	2013

Revenues	$728.9	$706.2	$918.7	$879.0	$1,647.6	$1,585.2
Cost of sales	660.2	637.2	808.5	764.5	1,468.7	1,401.7
Gross profit	68.7	69.0	110.2	114.5	178.9	183.5
Selling, general, and administrative expenses	41.0	35.3	59.5	63.0	100.5	98.3
Amortization expense	1.2	1.6	0.3	0.5	1.5	2.1
Restructuring and asset impairment charges, net	0.4	1.6	7.1	17.3	7.5	18.9
Operating income	$26.1	$30.5	$43.3	$33.7	69.4	64.2
Interest expense, net					21.1	43.5
Other expense / (income)					(5.5)	48.4
Provision for income taxes					8.0	8.5
Equity in loss of joint venture, net of tax					(0.6)	(0.4)
Net income attributable to noncontrolling interest					3.1	2.6
Net income / (loss) attributable to Tower International, Inc.					$42.1	$(39.2)

Comparison of Periods – GAAP Analysis of Consolidated Results

Revenues

Total revenues increased during the nine months ended September 30, 2014 by $62.4 million, or 4%, from the nine months ended September 30, 2013, reflecting primarily higher volume in our Americas segment ($52.5 million) and higher volume in our International segment ($24 million). Revenues were positively affected by the strengthening of the Euro against the U.S. dollar ($16.9 million) in our International segment, but were negatively impacted by the strengthening of the U.S. dollar against the Brazilian Real ($13.4 million) in our Americas segment. Revenues were also adversely affected by unfavorable pricing ($17.6 million).

Gross Profit

Total gross profit decreased by $4.6 million, or 3%, from the nine months ended September 30, 2013 to the nine months ended September 30, 2014 and our gross profit margin decreased from 11.6% during the 2013 period to 10.9% during the 2014 period. Higher volume ($19.5 million) and favorable foreign exchange ($0.7 million, excluding the impact on depreciation) were offset partially by unfavorable product mix ($6.6 million) and additional volume-related fixed costs ($4 million). All other factors were net unfavorable by $14.2 million. Cost of sales was reduced by favorable efficiencies ($28.9 million), which were more than offset by unfavorable pricing and economics ($30.6 million), higher launch costs ($6.5 million), a one-time unfavorable commercial settlement in the current period related to 2010 – 2013 scrap ($6 million), the non-recurrence of the gain recognized in connection with the de-consolidation of our Chinese joint venture ($1.5 million) in 2013, and the non-recurrence of the reversal of a loss contingency in Brazil related to favorable settlements ($1.5 million) in 2013.

Total gross profit was negatively impacted by an increase in the depreciation included in cost of sales from $65.6 million during the nine months ended September 30, 2013 to $66.7 million during the nine months ended September 30, 2014.

SG&A

Total SG&A increased $2.2 million, or 2%, from the nine months ended September 30, 2013, reflecting primarily higher compensation costs ($2 million).

Amortization Expense

Total amortization expense decreased $0.6 million, or 29%, from the nine months ended September 30, 2013. Our amortization expense consists of the charges we incur to amortize certain intangible assets. No further amortization expense related to these intangibles will be incurred beyond the third quarter of 2014

Restructuring and Asset Impairment Charges, net

Total restructuring expense for the nine months ended September 30, 2014 was $7.5 million, related to the buyout of a lease on a previously closed facility, ongoing maintenance expense of facilities closed as a result of prior actions, and severance charges to reduce fixed costs in our Americas segment and severance charges in Europe to reduce fixed costs in our International segment.

Interest Expense, net

Interest expense, net, decreased $22.4 million, or 51%, from the nine months ended September 30, 2013, reflecting primarily lower interest expense associated with the notes repurchase in connection with the Tender Offer and the issuance of the Term Loan Credit Facility during the second quarter of 2013 ($10.1 million), the accelerated amortization of the original issue discount and debt issue costs associated with the notes repurchase in connection with the Tender Offer in 2013 ($8.3 million), the accelerated amortization of the original issue discount and debt issue costs in connection with the redemption of notes in May and August 2013 ($2.5 million), and lower interest expense associated with our ABL Revolver ($1.8 million).

Other Expense / (Income)

Other expense / (income) represents the gain on the sale of a manufacturing facility, located in Changchun, China ($5.5 million), offset partially by the fees paid in connection with the Second Refinancing Term Loan Amendment and Additional Term Loan Amendment, which was entered into during the first quarter of 2014 ($0.1 million).

Provision for Income Taxes

Income tax expense decreased $0.5 million from the nine months ended September 30, 2013. Our income tax expense varies each period depending on the level and mix of income and losses generated in the various jurisdictions in which we do business.

During 2013, Cerberus, at the time our principal stockholder, sold its ownership in us. The sale constituted an ownership change under Section 382 of the Internal Revenue Code. Under Section 382, the amount of U.S. net operating losses generated before the ownership change that can be utilized after the change are limited.

Our recent history of operating losses in several entities, including entities in the U.S. and Brazil, does not allow us to satisfy the “more likely than not” threshold for recognition of deferred tax assets. In these jurisdictions, there is generally no income tax recognized on pre-tax income or losses as valuation allowance adjustments offset the associated tax effects. We believe it is reasonably possible that approximately $100 million of U.S. valuation allowances against our deferred tax assets could be released in 2015. Refer to Note 10 of the Condensed Consolidated Financial Statements for further discussion of the factors considered in our quarterly evaluation of the valuation allowances against our U.S. deferred tax assets.

Equity in Loss of Joint Venture

Equity in loss of joint venture represents our share in the loss of our unconsolidated Ningbo joint venture during the nine months ended September 30, 2014.

Noncontrolling Interest, Net of Tax

The adjustment to our earnings required to give effect to the allocation of noncontrolling interests increased by $0.5 million from the nine months ended September 30, 2013, reflecting decreased earnings in our Chinese joint ventures.

Comparison of Periods—Non-GAAP Analysis of Adjusted EBITDA

A reconciliation of Adjusted EBITDA to net income attributable to Tower International, Inc. for the periods presented is set forth below (in millions):

	International		Americas		Consolidated
	Nine Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,
	2014	2013	2014	2013	2014	2013

Adjusted EBITDA	$55.4	$56.8	$108.3	$105.9	$163.7	$162.7
Intercompany charges	4.8	7.6	(4.8)	(7.6)	-	-
Restructuring and asset impairment charges, net	(0.4)	(1.6)	(7.1)	(17.3)	(7.5)	(18.9)
Depreciation and amortization	(33.4)	(31.3)	(39.2)	(39.6)	(72.6)	(70.9)
Acquisition and other	(0.3)	(1.0)	-	-	(0.3)	(1.0)
Long-term compensation (a)	-	-	(7.9)	(4.9)	(7.9)	(4.9)
Commercial settlement related to 2010 - 2013 scrap (b)	-	-	(6.0)	-	(6.0)	-
Closure of TD&A (c)	-	-	-	(2.8)	-	(2.8)
Operating income	$26.1	$30.5	$43.3	$33.7	69.4	64.2
Interest expense, net					(21.1)	(43.5)
Other (expense) / income (d)					5.5	(48.4)
Provision for income taxes					(8.0)	(8.5)
Equity in loss of joint venture, net of tax (e)					(0.6)	(0.4)
Net income attributable to noncontrolling interest					(3.1)	(2.6)
Net income / (loss) attributable to Tower International, Inc.					$42.1	$(39.2)

(a)	Represents the compensation expense related to stock options, restricted stock units, and certain compensation programs intended to benefit our long-term success and growth. The compensation charges are incurred during the applicable vesting periods of each program.
(b)	Represents a one-time commercial settlement in the current period related to 2010-2013 scrap.
(c)	Represents the exclusion of the non-recurring losses associated with the closure of TD&A in 2013. These losses do not relate to the operations of our core business.
(d)	Represents a gain on the sale of a manufacturing facility in China during the third quarter of 2014, the fees paid in connection with the Second Term Loan Amendment during the first quarter of 2014, the premium paid and tender fee in connection with the repurchase of our notes related to the Tender Offer during the second quarter of 2013, the premium paid in connection with the redemption of the $43 million of our notes during the second quarter of 2013, the premium paid in connection with the redemption of the remaining $43 million of our notes during the third quarter of 2013, the premium paid and fees incurred in connection with the re-pricing of our Term Loan Credit Facility during the third quarter of 2013, the transaction costs incurred in connection with the secondary offering during the third quarter of 2013, and the breakage fee incurred to reduce the Letter of Credit Facility in the second quarter of 2013.
(e)	Represents the net loss attributable to our Ningbo joint venture, which we do not consolidate in our financial statements given the non-controlling nature of our interest in this entity. The financial results of Ningbo are consolidated within our financial statements for the three months ended March 31, 2013 because the change in control occurred during the second quarter of 2013.

The following table presents revenues (a GAAP measure) and Adjusted EBITDA (a non-GAAP measure) for the nine months ended September 30, 2014 and 2013 (in millions), as well as an explanation of variances:

	International		Americas		Consolidated
	Revenues	Adjusted EBITDA(f)	Revenues	Adjusted EBITDA(f)	Revenues	Adjusted EBITDA(f)
Nine months ended September 30, 2014 results	$728.9	$55.4	$918.7	$108.3	$1,647.6	$163.7
Nine months ended September 30, 2013 results	706.2	56.8	879.0	105.9	1,585.2	162.7
Variance	$22.7	$(1.4)	$39.7	$2.4	$62.4	$1.0
Variance attributable to:
Volume and mix	$24.0	$4.5	$52.5	$4.4	$76.5	$8.9
Foreign exchange	16.9	1.4	(13.4)	(0.7)	3.5	0.7
Pricing and economics	(18.2)	(18.1)	0.6	(12.7)	(17.6)	(30.8)
Efficiencies	—	12.7	—	16.2	—	28.9
Selling, general, and administrative expenses and other items	—	(1.9)	—	(4.8)	—	(6.7)

Total	$22.7	$(1.4)	$39.7	$2.4	$62.4	$1.0

(f)	We have presented a reconciliation of Adjusted EBITDA to net income attributable to Tower International, Inc, above.

Adjusted EBITDA

Consolidated Company: Consolidated Adjusted EBITDA increased by $1 million, or 1%, from the nine months ended September 30, 2013, reflecting primarily higher volume ($19.5 million) and favorable foreign exchange ($0.7 million), offset partially by unfavorable product mix ($6.6 million) and additional volume-related fixed costs ($4 million). All other factors were net unfavorable by $8.6 million. Unfavorable pricing and economics ($30.8 million) and unfavorable SG&A expenses and other items ($6.7 million) were offset partially by favorable efficiencies ($28.9 million).

International Segment: In our International segment, Adjusted EBITDA decreased by $1.4 million, or 2%, from the nine months ended September 30, 2013. Higher volume ($5 million) and favorable foreign exchange ($1.4 million) were offset partially by additional volume-related fixed costs ($0.4 million). Product mix had a negligible impact. All other factors were net unfavorable by $7.3 million. Unfavorable pricing and economics ($18.1 million) and unfavorable SG&A expenses and other items ($1.9 million) were offset partially by favorable efficiencies ($12.7 million). SG&A expenses and other items reflect primarily higher launch costs ($3.6 million) and the non-recurrence of the gain in connection with the de-consolidation of a Chinese joint venture ($1.5 million).

Americas Segment: In our Americas segment, Adjusted EBITDA increased by $2.4 million, or 2%, from the nine months ended September 30, 2013, reflecting primarily higher volume ($14.5 million), offset partially by unfavorable product mix ($6.5 million), additional volume-related fixed costs ($3.6 million), and unfavorable foreign exchange ($0.7 million). All other factors were net unfavorable by $1.3 million. Unfavorable pricing and economics ($12.7 million), principally product pricing and labor costs, and unfavorable SG&A expenses and other items ($4.8 million) were offset partially by favorable efficiencies ($16.2 million). SG&A expenses and other items reflect primarily higher launch costs ($2.9 million) and the non-recurrence of the reversal of a loss contingency in Brazil in 2013 due to favorable settlements ($1.5 million).

Restructuring

The following table sets forth our net restructuring and asset impairment charges by type for the periods presented (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Employee termination costs	$0.5	$0.6	$1.5	$1.6
Other exit costs	0.9	1.0	6.0	6.3
Asset impairments	-	-	-	11.0
Restructuring and asset impairment charges, net	$1.4	$1.6	$7.5	$18.9

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

Expected Plant Sale

We have reached an agreement to sell our facility in None, Italy. The plant, the building, the equipment, and the activities are expected to transfer to the buyer on January 1, 2015.

The charges incurred in our Americas segment during the three and nine months ended September 30, 2014 related to the buyout of a lease on a previously closed facility, ongoing maintenance of facilities closed as a result of prior actions, and severance charges to reduce fixed costs. The charges incurred in our International segment related to severance charges in Europe to reduce fixed costs.

The charges incurred in our Americas segment during the three and nine months ended September 30, 2013 related to the closure of TD&A during the second quarter of 2013 (described below), ongoing maintenance of facilities closed as a result of prior actions, and an impairment charge on a facility in Romulus that we ceased using during the first quarter of 2013 and was classified as held for sale during the second quarter of 2013. The charges incurred in our International segment related to an impairment charge on our Bergisch facility that was classified as held for sale during the second quarter of 2013 and severance charges to reduce fixed costs.

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

Liquidity and Capital Resources

General

We generally expect to fund expenditures for operations, administrative expenses, capital expenditures, and debt service obligations with internally generated funds from operations and we expect to satisfy working capital needs from time-to-time with borrowings under our revolving credit facility or cash on hand. As of September 30, 2014, we had available liquidity of approximately $354 million, which we believe is adequate to fund our working capital requirements for at least the next twelve months. We believe that we will be able to meet our debt service obligations and fund operating requirements for at least the next twelve months with cash flow from operations, cash on hand, and borrowings under our Amended Revolving Credit Facility.

Cash Flows and Working Capital

The following table shows the components of our cash flows from continuing operations for the periods presented (in millions):

	Nine Months Ended September 30,
	2014	2013
Net cash provided by / (used in):
Operating activities	$41.7	$49.8
Investing activities	(57.1)	(41.5)
Financing activities	10.3	(33.5)

Net Cash Provided by Operating Activities

During the nine months ended September 30, 2014 we generated $41.7 million of cash flow from operations compared to $49.8 million during the nine months ended September 30, 2013. The primary reason for this decrease was an unfavorable fluctuation in working capital items, offset partially by lower cash interest paid during the nine months ended September 30, 2014 when compared to 2013. During the nine months ended September 30, 2014, we utilized $61.3 million of cash through working capital items compared to $34.7 million during the nine months ended September 30, 2013. The $26.6 million difference reflects primarily the unfavorable timing of the net effects of payments and receipts of customer funded tooling of $16.2 million, the unfavorable fluctuation in net trade accounts receivable and payable of $10.8 million, and the unfavorable inventory fluctuation of $8.5 million.

Net Cash Used in Investing Activities

Net cash utilized in investing activities was $57.1 million during the nine months ended September 30, 2014 compared to $41.5 million during the nine months ended September 30, 2013. The $15.6 million difference in cash used reflects primarily increased capital expenditures, related primarily to the timing of program launches, reflecting an opportunistic conquest award and growth opportunities in Mexico, offset partially by the deconsolidation of our Ningbo joint venture during the second quarter of 2013.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $10.3 million during the nine months ended September 30, 2014, compared to $33.5 million cash utilized during the nine months ended September 30, 2013. The $43.8 million difference is attributable primarily to the proceeds received from the additional term loans of approximately $33 million and lower debt financing costs paid in 2014 when compared to 2013.

Working Capital

We manage our working capital by monitoring key metrics principally associated with inventory, accounts receivable, and accounts payable. Our quarterly average inventory days on hand increased to 18 days during the third quarter of 2014, from 17 days during the fourth quarter of 2013. Our inventory levels increased from $81.3 million at December 31, 2013 to $92 million at September 30, 2014. The increase reflects higher sales in the third quarter of 2014 compared to the fourth quarter of 2013 and increased days on hand.

Our accounts receivable balance increased from $255.7 million as of December 31, 2013 to $329.3 million as of September 30, 2014. The increase reflects higher revenues during the third quarter of 2014 compared to the fourth quarter of 2013.

Our accounts payable balance increased from $262.4 million as of December 31, 2013 to $306.7 million as of September 30, 2014. The change reflects primarily the increase of trade accounts payable, reflecting primarily the matching of terms with our customers and vendors, and the increase of accounts payable related to customer funded tooling, which resulted from the timing of customer programs.

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

On September 30, 2014 and December 31, 2013 we had working capital balances of $130.7 million and $94.1 million, respectively.

Sources and Uses of Liquidity

Our available liquidity at September 30, 2014 was approximately $354 million, which consisted of $126.4 million of cash on hand and unutilized borrowing availability under our U.S. and foreign credit facilities of $188.3 million and $39.5 million, respectively. A significant portion of our cash balance is located at foreign subsidiaries, including our subsidiaries in China, and is presently being used to fund operations at and investment in those locations. Periodically, we remit cash from our Chinese subsidiaries in the form of dividends. For example, during the year ended December 31, 2013, we remitted $17.7 million in dividends from our Chinese joint venture. As of December 31, 2013 and September 30, 2013, we had available liquidity of approximately $315 million and $237 million, respectively.

As of September 30, 2014, we had short-term debt of $41.6 million, of which $19.9 million related to receivables factoring in Europe, $9.8 million related to debt in China, $6.3 million related to indebtedness in Europe, $4.5 million related to current maturities of our Term Loan Credit Facility, and $1.1 million related to debt in Brazil. The majority of our Brazilian debt is subject to renewal. Historically, we have been successful in renewing this debt as it becomes due, but we cannot provide assurance that this debt will continue to be renewed or, if renewed, that this debt will continue to be renewed under the same terms. The receivables factoring in Europe consists of uncommitted demand facilities, which are subject to termination at the discretion of the banks, although we have not experienced any terminations by the banks. We believe that we will be able to continue to renew the majority of our Brazilian debt and continue the receivables factoring in Europe.

Free Cash Flow and Adjusted Free Cash Flow

Free cash flow and adjusted free cash flow are non-GAAP measures. Free cash flow is defined as cash provided by operating activities and the proceeds received from the sale of one of our Chinese facilities less cash disbursed for purchases of property, plant, and equipment. Adjusted free cash flow is defined as free cash flow excluding cash received or disbursed for customer tooling. We believe these metrics provide useful information to our investors because management regularly reviews these metrics as important indicators of how much cash is generated by our normal business operations, net of capital expenditures and cash provided or disbursed for customer-owned tooling, and makes decisions based upon them. Management also views these metrics as a measure of cash available to reduce debt and grow the business. Free cash flow and adjusted free cash flow are calculated as follows (in millions):

	Nine Months Ended September 30,
	2014	2013
Net cash provided by continuing operating activities	$41.7	$49.8
Cash disbursed for purchases of property, plant, and equipment, net	(70.2)	(47.2)
Proceeds from sale of Chinese facility *	13.8	-
Free cash flow	(14.7)	2.6
Less: Net cash disbursed for customer-owned tooling	(26.1)	(9.9)
Adjusted free cash flow	$11.4	$12.5

*	Refer to the "Customer Reimbursed Plant Relocation" section of Note 7 to the Condensed Consolidated Financial Statements for further information.

Adjusted free cash flow was $11.4 million during the nine months ended September 30, 2014, compared to $12.5 million during the nine months ended September 30, 2013.

Debt

As of September 30, 2014, we had outstanding indebtedness, excluding capital lease obligations, of approximately $505.3 million, which consisted of the following:

•	$446.1 million (net of a $1.7 million discount) indebtedness outstanding under our Term Loan Credit Facility; and
•	$59.2 million of foreign subsidiary indebtedness

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

As of September 30, 2014, we were in compliance with the financial covenants that govern its credit agreements.

Amended Revolving Credit Facility

On September 17, 2014, we entered into a Third Amended and Restated Revolving Credit and Guaranty Agreement (`“Third Amended Revolving Credit Facility Agreement”) by and among Tower Automotive Holdings USA, LLC, us, Tower Automotive Holdings I, LLC, Tower Automotive Holdings II(a), LLC, Tower Automotive Holdings II(b), LLC, the subsidiary guarantors named therein, the financial institutions from time to time party thereto as Lenders, and JPMorgan Chase Bank, N.A. as Issuing Lender, as Swing Line Lender, and as Administrative Agent for the Lenders.

The Third Amended Revolving Credit Facility Agreement amended and restated, in its entirety, the Second Amended Revolving Credit Facility Agreement, dated as of June 19, 2013, by and among the Borrower, its domestic affiliate and domestic subsidiary guarantors named therein, and the lenders party thereto, and the Agent. The Third Amended Revolving Credit Facility Agreement provides for a cash flow revolving credit facility (the “Amended Revolving Credit Facility”) in the aggregate amount of up to $200 million. Our Third Amended Revolving Credit Facility Agreement also provides for the issuance of letters of credit in an aggregate amount not to exceed $50 million, provided that the total amount of credit (inclusive of revolving loans and letters of credit) extended under our Third Amended Revolving Credit Facility Agreement is subject to an overall cap, on any date, of $200 million. We may request the issuance of Letters of Credit denominated in Dollars or Euros. As of September 30, 2014, we had no borrowings outstanding under our Amended Revolving Credit Facility and $11.7 million of letters of credit outstanding under the Third Amended Revolving Credit Facility Agreement. Thus, we could have borrowed an additional $188.3 million under the Third Amended Revolving Credit Facility Agreement as of September 30, 2014, calculated as follows (in millions):

Total Revolving Credit Commitment	$200.0
Borrowings on Amended Revolving Credit Facility	-
Letters of credit outstanding	11.7
Availability on Third Amended Revolving Credit Facility Agreement	$188.3

Advances under our Amended Revolving Credit Facility bear interest at a base rate plus a margin or at LIBOR plus a margin. The applicable margin is determined by our Total Net Leverage Ratio. The applicable margin for the base rate based borrowings as of September 30, 2014 was 1.50%. The applicable margin for the LIBOR based borrowings as of September 30, 2014 was 2.50%. Borrowings outstanding under our Amended Revolving Credit Facility may vary significantly from time to time, depending on our cash needs at any given time. Our Amended Revolving Credit Facility matures on September 17, 2019.

Our Amended Revolving Credit Facility Agreement contains customary covenants applicable to certain of our subsidiaries, including financial maintenance covenant ratios requiring the Borrower and the Guarantors to maintain a ratio, as of the last day of any fiscal quarter, of (i) consolidated adjusted EBITDA to consolidated interest charges of not less than 2.75 to 1.00 on a rolling four quarter basis; and (ii) total net debt to consolidated adjusted EBITDA not to exceed 3.50 to 1.00 on a rolling four quarter basis.

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

On August 26, 2013, we redeemed the remaining $43 million of the notes at 105% of the principal amount thereof, plus accrued and unpaid interest, which resulted in a premium of $2.2 million that was recognized in the Condensed Consolidated Statements of Operations as other expense. In connection with the redemption, we accelerated the amortization of the original issue discount and debt issue costs by $1.3 million in the third quarter of 2013. Per the Term Loan Credit Agreement, we used the $45.2 million that was being held in an escrow account to cover this redemption and associated premium. As of September 30, 2013, the notes have been repaid in full and no balance remains outstanding.

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

Off-Balance Sheet Obligations

In addition to the operating leases described above, our off-balance sheet obligations consist of obligations under our Third Amended Revolving Credit Facility. As of September 30, 2014, letters of credit outstanding were $11.7 million under our Third Amended Revolving Credit Facility.

Net Debt

Net debt is a non-GAAP measure that represents total debt less cash and cash equivalents. We regard net debt as a useful measure of our outstanding debt obligations. Our use of the term “net debt” should not be understood to mean that we will use any cash on hand to repay debt. Net debt is calculated as follows (in millions):

	As of	As of
	September 30, 2014	December 31, 2013
Total debt, including capital leases	$514.8	$503.8
Less: Cash and cash equivalents	126.4	134.9
Net debt	$388.4	$368.9

As of September 30, 2014, our net debt was $388.4 million, compared to $368.9 million as of December 31, 2013. The $19.5 million change reflects primarily our unfavorable free cash flow, the remittance of dividends to our noncontrolling interests, unfavorable foreign exchange, and the repurchase of treasury shares in connection with the vesting of certain RSUs.

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

Interest Rate Risk

At September 30, 2014, we had total debt, excluding capital leases, of $505.3 million (net of a $1.7 million discount), consisting of floating rate debt of $479.9 million (95%) and fixed rate debt of $25.4 million (5%). Our floating rate debt consists primarily of our Term Loan Credit Facility, which has a LIBOR floor of 1.00%, and indebtedness held by our international subsidiaries. Assuming no changes in the monthly average variable-rate debt levels of $484.1 million for the nine months ended September 30, 2014, we estimate that a hypothetical change of 100 basis points in the LIBOR and alternate base rate would have affected interest expense for the nine months ended September 30, 2014 by $0.5 million. A 100 basis point increase in interest rates would not materially impact the fair value of our fixed rate debt.

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

Our strategy for managing currency risk relies primarily upon conducting business in a foreign country in that country’s currency. We may, from time to time, also participate in hedging programs intended to reduce our exposure to currency fluctuations. We believe that the effect of a 100 basis point movement in foreign currency rates against the U.S. dollar would not have materially affected the results of our operations or cash flows for the three months ended September 30, 2014 or 2013. However, we believe that movement in the Euro to the U.S. dollar has the potential to materially affect our stockholders’ equity because we estimated that a hypothetical change of 100 basis points in the Euro to the U.S. dollar exchange rate would have impacted stockholders’ equity as of September 30, 2014 by approximately $2.3 million. We do not believe a 100 basis point movement in other foreign currencies would have a material impact on our stockholders’ equity.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2014. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of September 30, 2014, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1A. Risk Factors.

There have been no material changes in our risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities

On August 15, 2014, one-third of the restricted stock units (“RSUs”) granted on August 15, 2013 and the remaining one-third of RSUs granted on August 15, 2011, became fully vested. We reduced the number of shares issuable upon vesting to cover the minimum statutory withholding taxes for certain of the vested participants. This information is reflected in the table below:

Period	Total number of shares (or units) purchased	Weighted average price paid per share (or Unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs (1)	Maximum number of shares that may yet be purchased under the plans or programs (1)
July 1 through July 31, 2014	-	$-
August 1 through August 31, 2014	360	34.08
September 1 through September 30, 2014	-	-
Total	360	$34.08

(1)  We have not announced a general plan or program to purchase shares.

Item 6. Exhibits

10.1†	Second Amended and Restated Employment Agreement, dated as of July 28, 2014, between Tower Automotive Operations USA I, LLC and Mark M. Malcolm (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed July 28, 2014 and incorporated herein by reference).

10.2	Third Amended and Restated Revolving Credit and Guaranty Agreement, by and among Tower Automotive Holdings USA, LLC, Tower International, Inc., Tower Automotive Holdings I, LLC, Tower Automotive Holdings II(a), LLC, Tower Automotive Holdings II(b), LLC, the subsidiary guarantors named therein, the financial institutions from time to time party thereto as Lenders, and JPMorgan Chase Bank, N.A. as Issuing Lender, as Swing Line Lender, and as Administrative Agent for the Lenders. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed September 17, 2014 and incorporated herein by reference).

10.3	Revolving Credit Security Agreement, dated as of September 17, 2014, among Tower Automotive Holdings USA, LLC, the guarantors named therein, and JPMorgan Chase Bank, N.A. as Agent for the Lenders (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed September 17, 2014 and incorporated herein by reference).

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer *

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer *

32.1	Section 1350 Certification of the Chief Executive Officer **

32.2	Section 1350 Certification of the Chief Financial Officer **

101.INS	XBRL Instance Document ***

101.SCH	XBRL Taxonomy Extension Scheme Document ***

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document ***

101.LAB	XBRL Taxonomy Extension Label Linkbase Document ***

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document ***

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document ***

*	Filed herewith.
**	Furnished, not filed
***	Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Exchange Act and otherwise are not subject to liability under those sections.
†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tower International, Inc.

Date: October 30, 2014	/s/ James C. Gouin
James C. Gouin
Chief Financial Officer

 Index to Exhibits

10.1†	Second Amended and Restated Employment Agreement, dated as of July 28, 2014, between Tower Automotive Operations USA I, LLC and Mark M. Malcolm (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed July 28, 2014 and incorporated herein by reference).

10.2	Third Amended and Restated Revolving Credit and Guaranty Agreement, by and among Tower Automotive Holdings USA, LLC, Tower International, Inc., Tower Automotive Holdings I, LLC, Tower Automotive Holdings II(a), LLC, Tower Automotive Holdings II(b), LLC, the subsidiary guarantors named therein, the financial institutions from time to time party thereto as Lenders, and JPMorgan Chase Bank, N.A. as Issuing Lender, as Swing Line Lender, and as Administrative Agent for the Lenders. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed September 19, 2014 and incorporated herein by reference).

10.3	Revolving Credit Security Agreement, dated as of September 17, 2014, among Tower Automotive Holdings USA, LLC, the guarantors named therein, and JPMorgan Chase Bank, N.A. as Agent for the Lenders (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed September 17, 2014 and incorporated herein by reference).

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer*

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer*

32.1	Section 1350 Certification of the Chief Executive Officer **

32.2	Section 1350 Certification of the Chief Financial Officer **

101.INS	XBRL Instance Document ***

101.SCH	XBRL Taxonomy Extension Scheme Document ***

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document ***

101.LAB	XBRL Taxonomy Extension Label Linkbase Document ***

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document ***

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document ***

*	Filed herewith.
**	Furnished, not filed
***	Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Exchange Act and otherwise are not subject to liability under those sections.
†	Management contract or compensatory plan or arrangement.

