Form 10-K
period 2014-12-31
Tower International, Inc.
filed 2015-02-27
CIK 1485469

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:	Commission file number:
December 31, 2014	001-34903

TOWER INTERNATIONAL, INC.

(Exact name of Registrant as specified in its charter)

Delaware	27-3679414
(State of Incorporation)	(IRS Employer Identification Number)

17672 Laurel Park Drive North, Suite 400 E Livonia, Michigan	48152
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (248) 675-6000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.01 per share	New York Stock Exchange

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant, computed by reference to the average high and low trading prices of the common stock as of the closing of trading on June 30, 2014, was approximately $739,038,623.

There were 21,033,856 shares of the registrant’s common stock outstanding at February 24, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions, as expressly described in this report, of the Registrant’s Proxy Statement for the 2015 Annual Meeting of Stockholders are incorporated by reference into Part III.

TOWER INTERNATIONAL, INC. — FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

10-K Pages
PART I
Item 1. Business	1
Item 1A. Risk Factors	13
Item 1B. Unresolved Staff Comments	22
Item 2. Properties	22
Item 3. Legal Proceedings	23
Item 4. Mine Safety Disclosures	23
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities	24
Item 6. Selected Financial Data	25
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
Item 7A. Quantitative and Qualitative Disclosures about Market Risk	52
Item 8. Financial Statements and Supplementary Data	54
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	108
Item 9A. Controls and Procedures	108
Item 9B. Other Information	110
PART III
Item 10. Directors, Executive Officers, and Corporate Governance	111
Item 11. Executive Compensation	111
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	111
Item 13. Certain Relationships and Related Transactions, and Director Independence	111
Item 14. Principal Accounting Fees and Services	112
PART IV
Item 15. Exhibits and Financial Statement Schedules	113
Signatures
Exhibit Index
Exhibits
EX-21
EX-23
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101.INS
EX-101.SCH
EX-101.CAL
EX-101.LAB
EX-101.PRE

i

PART I

Item 1. Business

Our Company

We are a leading global manufacturer of engineered automotive structural metal components and assemblies primarily serving original equipment manufacturers (“OEMs”). We offer our automotive customers a broad product portfolio, supplying body-structure stampings, frame and other chassis structures, and complex welded assemblies for small and large cars, crossovers, pickups, and sport utility vehicles (“SUVs”).

Our products are manufactured at 27 facilities, strategically located near our customers in North America, Europe, Brazil and China. We support our manufacturing operations through seven engineering and sales locations around the world. We are a disciplined, process-driven company with an experienced management team that has a history of implementing sustainable operational improvements. For the year ended December 31, 2014, we generated revenues of $2.1 billion and net income attributable to Tower International, Inc. of $21.5 million. In addition, we had Adjusted EBITDA of $204.2 million and an Adjusted EBITDA margin of 9.9% for the year ended December 31, 2014. (Item 7 of this Annual Report and Note 13 to our Consolidated Financial Statements include a discussion of Adjusted EBITDA as a non-GAAP measure).

We believe that our engineering, manufacturing, and program management capabilities, our geographic and customer diversification, our competitive cost and quality, our financial discipline, and our colleague engagement position us for long-term success.

Our History and Corporate Structure

Our Corporate History

Tower Automotive, Inc., our predecessor (the “Predecessor Company”), was formed in 1993. On February 2, 2005, the Predecessor Company, along with 25 of its United States subsidiaries, filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code. On July 11, 2007, the Bankruptcy Court confirmed the Chapter 11 Reorganization Plan of the debtors and approved the sale of substantially all of the debtors’ assets to Tower Automotive, LLC, an affiliate of Cerberus Capital Management, L.P. (“CCM”) and funds and accounts affiliated with CCM (collectively, “Cerberus”). The plan became effective on July 31, 2007, and in connection therewith, the debtors completed the sale of substantially all of their assets to Tower Automotive, LLC. As part of the sale, Tower Automotive, LLC also acquired the capital stock of substantially all of the foreign subsidiaries of the Predecessor Company.

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

Divestiture of our South Korean Subsidiary

On December 28, 2012, our subsidiaries, Tower Automotive Holdings Asia B.V. and Tower Automotive International Holdings B.V., entered into a Stock Purchase Agreement (“Agreement”) with SJ Holdings, Inc., a subsidiary of SECO (the “Buyer”), and consummated the divestiture of our Korean subsidiary Seojin Industrial Company Ltd. (“Seojin”). Pursuant to the Agreement, the Buyer acquired all of the outstanding capital stock of Seojin for a purchase price of fifty billion Korean Won (approximately U.S. $47 million) and assumed the outstanding debt of Seojin. As of December 31, 2013, the entire purchase price was received. Seojin has been presented as a discontinued operation within this Annual Report in accordance with FASB ASC No. 205, Discontinued Operations.

Secondary Public Offerings

On July 31, 2013, Tower International Holdings, LLC, an affiliate of Cerberus, completed the sale of 7,888,122 shares of our common stock in a secondary public offering. Upon completion of the sale, Cerberus no longer controlled a majority of our outstanding common stock and therefore, we ceased being a “controlled company” within the meaning of the New York Stock Exchange corporate governance standards. On November 6, 2013, Tower International Holdings, LLC, completed the sale of 3,000,000 shares of our common stock in another secondary public offering. In addition, Tower International Holdings, LLC completed multiple transactions during the fourth quarter of 2013 whereby it sold additional shares of our common stock in the open market. As a result of these sales, Tower International Holdings, LLC and Cerberus held no shares of our common stock at December 31, 2013.

China Discontinued Operations

During the fourth quarter of 2014, our Board of Directors approved a plan to sell our equity interest in our Changchun Tower Golden Ring Automotive Products Co., Ltd. (“TGR”), Xiangtan DIT Automotive Products Co., Ltd. (“Xiangtan”), and Ningbo DIT Automotive Products Co. Ltd. (“Ningbo”) joint ventures. At December 31, 2014, TGR and Xiangtan were considered held for sale in accordance with FASB ASC No. 360, Property, Plant, and Equipment and have been presented as discontinued operations in our Consolidated Financial Statements, in accordance with FASB ASC No. 205, Discontinued Operations. Our investment in the Ningbo joint venture is accounted for under the equity method and therefore does not qualify for held for sale treatment and does not fall under the scope of FASB ASC No. 205.

We have reached a preliminary agreement to sell our 60% equity interest in the TGR joint venture, subject to approval of the Chinese government; the sale is expected to close during the second half of 2015. We are in the early stages of discussions to sell our 51% equity interest in the Xiangtan joint venture. An impairment charge of $22.9 million was recorded in the fourth quarter of 2014 related to one of the sales and it is presented in income/(loss) from discontinued operations, net of tax. An anticipated gain on the other transaction, currently estimated at about $18 million, will be recognized when the sale closes.

Our Industry

We believe OEMs produce a majority of their structural metal components and assemblies internally. While OEM policies differ and may be especially impacted by their own capacity utilization, the capital expenditures associated with internal production can be substantial. Because of this capital and fixed cost-intensity, we believe that longer term, OEMs will outsource a greater proportion of their stamping requirements and we may benefit from this shift in our customer’s preferences. In addition, we believe OEMs will increasingly favor global vehicle platforms supported by larger and more capable and financially strong suppliers. Given our global manufacturing footprint, cost structure, and engineering and program management capabilities, we are well-positioned to take advantage of these potential opportunities.

Our Strategy

We seek to:

•	Execute a business model that generates sustainable ongoing adjusted free cash flow, thereby providing flexibility for capital allocation;
•	Achieve growth at or above industry levels through strong competitive capabilities in engineering, manufacturing, and program management that contribute to leading positions in cost and quality, in addition to opportunistic, accretive acquisitions and entering new growth markets;
•	Reduce debt leverage and interest expense, which we consider to be integral to a financially strong and capable automotive parts supplier; and
•	Manage risk through financial discipline and customer and geographic diversification.

Execute Business Model Focused on Adjusted Free Cash Flow

Adjusted free cash flow (defined as net cash provided by operating activities less cash disbursed for purchases of property, plant, and equipment, excluding cash received or disbursed for customer tooling) is one of our most important financial metrics. Our focus on sustainable ongoing adjusted free cash flow keeps us disciplined regarding product pricing and margins, as well as determining and prioritizing affordable capital expenditures. To further our alignment with our business model, adjusted free cash flow is a major component of our annual bonus program for salaried and hourly colleagues. (Item 7 of this Annual Report includes a discussion of free cash flow and adjusted free cash flow as non-GAAP measures).

We estimate that the demonstrated present capability of our business model (at normalized conditions) generates positive adjusted free cash flow equal to about 3% of revenues. If the European and Brazilian industries recover sufficiently, we see an achievable path to ongoing adjusted free cash flow equal to about 4% of revenues by 2016. Our business model is summarized in the table below (as percent of revenues):

	Present Capability	Projected Improvement	Projected 2016 Capability
Adjusted EBITDA	10%
Capital Expenditures (Capex)	(4)%
Adjusted EBITDA less Capex	6%	0.5%	6.5%
Interest Expense	(1.5)	0.5%	(1)%
All Other*	(1.5)	—	(1.5)
Free Cash Flow	3%	1%	4%
Customer-Owned Tooling**	—	—	—
Adjusted Free Cash Flow	3%	1%	4%

*	Includes cash taxes, pension contributions, working capital, and other.
**	Customer tooling is excluded from Adjusted Free Cash Flow because it nets to zero for each program, but fluctuates during quarters and years based on timing of company outlays and customer reimbursements.

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

We believe there can be meaningful upside growth opportunities in the future from expanding our operations in additional growth markets like Mexico and India and from accretive acquisitions as the sector consolidates. Examples of upside realized in 2014 and early 2015 include an opportunistic conquest award and growth opportunities in Mexico and a major new business award to support OEM outsourcing in the U.S.

Reduce Leverage and Interest Expense

Reducing net debt leverage (defined as total debt less cash and cash equivalents divided by Adjusted EBITDA) and interest expense are important business priorities and potential significant opportunities to improve financial results and ongoing financial strength. As of December 31, 2014, our net debt (defined as total debt less cash and cash equivalents) was $363.5 million. Our net debt leverage for the years ended December 31, 2014 and 2013 was 1.8 and 1.7, respectively. Our long-term target for net debt leverage is 1.0. In addition to using free cash flow to reduce leverage, we may pursue additional asset sales, as evidenced by the planned disposal of our Chinese joint ventures. (Item 7 of this Annual Report includes a discussion of net debt as a non-GAAP measure).

Manage Risk

We consider risk management to be an important part of our ability to operate predictably and successfully in the cyclical and capital-intensive automotive parts industry. Foremost in managing risk is financial discipline, beginning during the evaluation and approval of new programs to ensure sound assumptions and projected returns in excess of our cost of capital. During each year, we carefully monitor and manage all elements of cost, with an objective of achieving productivity and other savings that at least offset customer price reductions and labor and overhead inflation. Through our commercial agreements, we are largely shielded from changes in steel prices.

In addition to our financial discipline, customer and geographic diversification can help us to minimize overall risk. While there can be no assurance that future results will match past performance, we believe our ability to weather the severely depressed automotive industry conditions of 2008 – 2009 without receiving customer pricing assistance or violating any financial covenants is evidence of our effective risk management.

We supply products for approximately 170 vehicle models globally to 11 of the 12 largest global OEMs. The tables presented below summarize our diversification by customer, region, and vehicle platform.

Customer Diversification

We believe we have a well diversified customer mix, as eight different OEMs individually accounted for 5% or more of our revenues in 2014. The following table summarizes our customer mix as a percent of revenues for the year ended December 31, 2014.

Customer
Ford	22%
VW	15%
Chrysler	14%
Volvo	9%
Nissan	8%
Fiat	7%
Daimler	6%
Toyota	5%
Chery	4%
BMW	3%
Honda	1%
Other	6%
Total	100%

Geographic Diversification

The following table summarizes our geographic mix as a percent of revenues for the year ended December 31, 2014.

Region
North America	52%
Europe	37%
South America	7%
Asia	4%
Total	100%

Platform Diversification

Our products are offered on a diverse mix of vehicle platforms, reflecting the balanced portfolio approach of our business model and the breadth of our product capabilities. The following table summarizes our vehicle platform mix as a percent of revenues for the year ended December 31, 2014.

Vehicle Platform
Small cars	31%
Large cars	28%
North American framed vehicles	18%
Light trucks	18%
Other	5%
Total	100%

IHS Automotive® (“IHS”) classifies these vehicle platforms as:

•	“Small cars” refers to passenger cars that are classified by in the smallest three of IHS’s four categories of passenger cars;
•	“Large cars” refers to the largest category of passenger cars, multi-purpose vehicles, and cross-over vehicles that are based on a unibody structure;
•	“North American framed vehicles” refers to vehicles, such as pick-up trucks and SUVs, which are built on a full-frame structure; and
•	“Light trucks” refers to SUVs that are based on a unibody structure, minivans, and light trucks in the international regions.

The reports prepared by IHS referred to in this Annual Report are subscription-based. All references in this report to historical industry production volumes, projections, estimates, or other data attributable to IHS, are based on data available from the IHS January 2015 forecast.

Our Products

We produce a broad range of structural components and assemblies, many of which are critical to the structural integrity of a vehicle. Images of some of the products we offer are presented below.

Product Offerings

Body Structures
Chassis Structures
Complex Assemblies

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

Chassis, lower vehicle structures, and suspension components

Lower vehicle frames and structures include chassis structures that make up the “skeleton” of a vehicle and which are critical to overall performance, particularly in the areas of noise, vibration and harshness, handling, and crash management. These products include pickup truck and SUV full frames, automotive engine and rear suspension cradles, floor pan components, and cross members that form the basic lower body structure of the vehicle. These heavy gauge metal stampings carry the load of the vehicle, provide crash integrity, and are critical to the strength and safety of vehicles. We manufacture a wide variety of stamped, formed, and welded suspension components, including control arms, spring and shock towers, shackles, radius arms, and brackets.

Complex body-in-white assemblies

Complex body-in-white assemblies are comprised of multiple components and sub-assemblies welded to form major portions of the vehicle’s body structure. We refer to body-in-white as the manufacturing stage in which the vehicle body sheet metal has been assembled but before the components and trim have been added. Examples of complex assemblies include front and rear floor pan assemblies and door/pillar assemblies.

Product mix

We believe we have a diversified product group mix, as each of our product groups individually accounted for 15% or more of our revenues in 2014. The following table summarizes our product group mix as a percent of revenues for the year ended December 31, 2014:

Product Group
Body structures and assemblies	59%
Complex body-in-white assemblies	25%
Chassis, lower vehicle structures and suspension components	16%
Total	100%

The following table presents the major vehicle models for which we supply products:

OEM	Models	Product Type
North America
Ford	Econoline	Frame Assembly
	Explorer	Complex Assembly
	Expedition/Navigator	Body Structures
	F-Series	Body Structures
	Focus	Body Structures
	Taurus/MKS	Complex Assembly
	Escape	Body Structures & Complex Assembly
	C-Max	Body Structures
Chrysler	Grand Caravan/Town & Country	Body Structures
	Grand Cherokee/Durango	Body Structures
	Wrangler	Frame Assembly
	Dart	Body Structures
	200	Body Structures
	Cherokee	Body Structures
Nissan	Frontier/Xterra	Body Structures & Frame Assembly
	NV Series	Frame Assembly
	Titan/Armada	Frame Assembly
	Altima	Body Structures
	Rogue	Body Structures
Toyota	Camry	Body Structures
	Tacoma	Body Structures
Honda	Accord	Body Structures
Europe
Volvo	V40/S60/XC60	Complex Assembly
VW	Touareg/Q7	Body Structures & Complex Assembly
	Caddy Van	Body Structures
	Citigo/Mii/Up!	Body Structures
	Octavia	Body Structures
	Superb	Body Structures
	Fabia	Body Structures

OEM	Models	Product Type
Europe (continued)
Porsche	Macan	Body Structures
	Cayenne	Body Structures & Complex Assembly
BMW	1/3 Series	Body Structures
Daimler	Sprinter/Crafter	Body Structures & Complex Assembly
	C-Class	Body Structures
Fiat	500	Body Structures
	Ducato	Body Structures
	Giuletta	Body Structures
	MiTo	Body Structures
	Punto	Body Structures
	Renegade	Body Structures
Opel	Astra	Body Structures
China
Chery	A3	Chassis
	Cowin 3	Chassis
	Fulwin 2	Chassis
	Tiggo	Chassis
South America
VW	Gol	Body Structures
	Fox	Body Structures
	Saveiro	Body Structures
	Up!	Body Structures
Fiat	Palio/Doblo	Body Structures
	Punto	Body Structures
	Strada	Body Structures
Honda	Civic	Body Structures
	Fit	Body Structures
	City	Body Structures
PSA	Picasso	Body Structures

International Operations

We have significant manufacturing operations outside the United States. In 2014, 48% of our revenues originated outside the United States. For information regarding potential risks associated with our international operations, see Risk Factors Relating to Our Industry and Our Business — “Our substantial international operations make us vulnerable to risks associated with doing business in foreign countries”. See Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 13 to our Consolidated Financial Statements for further information regarding our international operations.

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

We are committed to sustaining Lean Six Sigma principles throughout our manufacturing processes and as of December 31, 2014, we employed 116 certified black belts. We utilize Lean Six Sigma principles to increase the efficiency of our operations and to reduce operating costs, thereby improving our cost competitiveness. We have accomplished efficiency improvements, while at the same time improving our quality, with customer-reported defects averaging about 11 per million parts delivered in 2014, which we believe is world-class performance.

Supply Base — Manufactured Components and Raw Materials

We purchase various manufactured components and raw materials for use in our manufacturing processes. All of these components and raw materials are available from numerous sources. We employ just-in-time manufacturing and sourcing systems, enabling us to meet customer requirements for faster deliveries, while minimizing our need to carry significant inventory levels. The primary raw material used to produce the majority of our products is steel. A portion of our steel is purchased from certain of our customers through various OEM resale programs. The remainder of our steel purchasing requirements is met through contracts with steel producers and market purchases. In addition, we procure small- and medium-sized stampings, fasteners, tubing, and rubber products.

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

Customers

We have developed long-standing business relationships with our automotive customers around the world. We work together with our customers in various stages of production, including development, component sourcing, quality assurance, manufacturing, and delivery. With a diverse mix of products and facilities in major markets worldwide, we believe we are well-positioned to meet customer needs. We believe we have a strong, established reputation with customers for providing high-quality products at competitive prices, as well as for timely delivery and customer service. Given that the automotive OEM business involves long-term production contracts awarded on a platform-by-platform basis, we believe that we can leverage our strong customer relationships to obtain new platform awards. Contracts are typically sole-sourced to one supplier for individual platforms.

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

Our major tier one competitors include: Magna International, Inc. (Cosma division), Gestamp Automocion, Martinrea International, Gruppo Magnetto, Kirchhoff Automotive, and Benteler Automotive. We compete with other competitors with respect to certain of our products and in particular geographic markets. The number of our competitors has decreased in recent years and we believe that number will continue to decline due to supplier consolidation. We believe that OEMs are increasingly focused on the global capability and financial strength of their supply base and that such scrutiny of suppliers will result in additional contraction in the supply base.

In addition, most of our OEM customers manufacture similar products that compete with our products. We believe the recent trend has been for OEMs, on average, to increase outsourcing, and we expect that trend to continue.

Joint Ventures

As of December 31, 2014, we had four joint ventures in China. Of the four joint ventures; one is consolidated, one is accounted for as an equity method investment, and two are presented as discontinued operations.

Employees

As of December 31, 2014, we had approximately 7,800 employees worldwide, of whom approximately 5,000 were covered under collective bargaining agreements that expire at various times. We are not aware of any work stoppages since the formation of our Predecessor Company in 1993. A strike or slow-down by one of our unions could have a material adverse effect on our business. We believe that our relations with our employees are satisfactory.

Environmental Matters

We are subject to various domestic and foreign federal, state and local laws and regulations governing the protection of the environment and health and safety, including those regulating the following: soil, surface water, and groundwater contamination; the generation, storage, handling, use, disposal, and transportation of hazardous materials; the emission and discharge of materials, including greenhouse gases (“GHGs”) into the environment; and the health and safety of our employees. We are also required to obtain environmental permits from governmental authorities for certain operations. We have taken steps to comply with the numerous and sometimes complex laws, regulations, and permits. We have also achieved ISO 14001 registration for substantially all of our facilities, which means we have implemented environmental management systems to improve our environmental performance. Compliance with environmental requirements has not had a material impact on our capital expenditures, earnings, or competitive position and we have made, and will continue to make, capital and other expenditures pursuant to such requirements. If we violate or fail to comply with these requirements, we could be subject to fines, penalties, enforcement actions, or lawsuits.

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

We are also responsible for certain costs relating to contamination at our, or the Predecessor Company’s, current or formerly owned or operated properties or third party waste disposal sites, even if we are not at fault. Certain locations have been impacted by environmental releases and soil or groundwater contamination is being addressed at certain of these sites. In addition to potentially significant investigation and remediation costs, contamination can give rise to third party claims, including fines or penalties, natural resource damages, personal injury, or property damage. Our costs and liabilities associated with environmental contamination could be substantial and may be material to our business, financial condition, results of operations, or cash flows. Refer to Note 15 to our Consolidated Financial Statements for information regarding our environmental liabilities.

Segment Overview

Refer to Note 13 to our Consolidated Financial Statements for information regarding our operating and reportable segments.

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

Disclosure Regarding Forward-Looking Statements

This Annual Report contains statements which constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including, but not limited to, statements relating to trends in the operations, financial results, business and products of our Company, and anticipated production trends. The forward-looking statements can be identified by words such as “anticipate”, “believe”, “plan”, “estimate”, “expect”, “intend”, “project”, as well as other similar expressions and statements regarding our intent, belief, current plans, or expectations. Our forward looking statements also include, without limitation, statements regarding our anticipated future financial condition, operating results, free cash flows, adjusted free cash flows, net debt leverage, Adjusted EBITDA, and business and financing plans and models. Forward-looking statements are made as of the date of this report and are based upon management’s current expectations and beliefs concerning future developments and their potential effects on us. Such forward-looking statements are not guarantees of future performance. The following important factors, as well as those important factors described elsewhere in this Annual Report, including the matters set forth under the captions entitled “Risk Factors” and “Quantitative and Qualitative Disclosures About Market Risk”, could cause our actual results to differ materially from estimates or expectations reflected in such forward-looking statements:

•	global automobile production volumes;
•	the financial condition of our customers and suppliers;
•	our ability to make scheduled payments of principal or interest on our indebtedness and comply with the covenants and restrictions contained in the instruments governing our indebtedness;
•	our ability to refinance our indebtedness;
•	risks associated with non-U.S. operations, including foreign exchange risks and economic uncertainty in some regions;
•	any increase in the expense and funding requirements of our pension and postretirement benefits;
•	our customers’ ability to obtain equity and debt financing for their businesses;
•	our dependence on our large customers;
•	pricing pressure from our customers;
•	our ability to work effectively with our joint venture partners;
•	our ability to integrate acquired businesses;
•	work stoppages or other labor issues at our facilities or at the facilities of our customers or suppliers;
•	risks associated with business divestitures; and
•	costs or liabilities related to environmental and safety regulations.

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

Our international operations include manufacturing facilities in Europe, China, and Brazil. For the year ended December 31, 2014, approximately 48% of our revenues were derived from operations outside the United States. Our International operations are subject to various risks that could have a material adverse effect on those operations and our business as a whole, including, but not limited to, exposure to the following in certain locations:

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

Our customers are major vehicle manufacturers. During 2014, our largest volume customers, Ford, Volkswagen, Chrysler, Volvo, Nissan, Fiat, Daimler, and Toyota accounted for 22%, 15%, 14%, 9%, 8%, 7%, 6%, and 5% of our revenues, respectively. The loss of all or a substantial portion of our sales to any of our large-volume customers could have a material adverse effect on our business, financial condition, results of operations, and cash flows by reducing cash flows and limiting our ability to spread our fixed costs over a larger revenue base. A variety of reasons could lead to a reduction of sales to our customers, including, but not limited to:

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

As of December 31, 2014, we had an investment in our non-consolidated joint venture located in Ningbo, China of $7.8 million in the Consolidated Balance Sheets. This balance will fluctuate depending on our proportionate share of earnings or losses in the joint venture. Accounting principles generally accepted in the United States (“U.S. GAAP” or “GAAP”) require that this investment be evaluated for impairment if certain unfavorable conditions are present. Significant declines in Ningbo’s profitability or business outlook for an extended period may impact the fair value of our investment, which could result in an impairment of this investment and a reduction in our net income.

During the fourth quarter of 2014, we initiated the process to sell our equity interest in three of our joint ventures. At December 31, 2014, two of the joint ventures were classified as held for sale and have been presented as discontinued operations within this Annual Report in accordance with FASB ASC No. 205, Discontinued Operations. The third joint venture is accounted for under the equity method and therefore does not qualify for held for sale treatment and does not fall under the scope of FASB ASC No. 205. We cannot provide assurance that these divestitures will be executed as planned.

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

We may use a combination of natural hedging techniques and financial derivatives to protect against certain foreign currency exchange rate risks. Such hedging activities may be ineffective or may not offset more than a portion of the adverse financial effect resulting from foreign currency variations. The gains or losses associated with hedging activities may adversely affect our results of operations. On October 17, 2014, we entered into a $200 million variable rate to fixed interest rate swap for a portion of our Term Loan and a

€157.1 million cross currency swap based on the U.S. Dollar/Euro exchange rate of $1.2733 which was the prevailing rate at the time of the transaction to hedge our net investment in our European subsidiaries. The maturity date for both swap instruments is April 16, 2020. Refer to Note 7 to our Consolidated Financial Statements for further information regarding this foreign currency swap transaction.

Deterioration in the United States and world economies could adversely affect our customers’ and suppliers’ ability to access the capital markets, which may affect our business, financial condition, results of operations, and cash flows.

The capital and credit markets provide companies with liquidity to help operate and grow their businesses, beyond that which is provided by operating cash flows. Disruptions in the capital and credit markets could adversely affect our customers by making it increasingly difficult for them to obtain financing for their businesses and for their customers to obtain financing for automobile purchases. Our OEM customers typically require significant financing for their respective businesses. In addition, our OEM customers typically have related finance companies that provide financing to their dealers and customers. These finance companies have historically been active participants in the securitization markets, which experienced severe disruptions during the global economic crisis. Our suppliers, as well as the other suppliers to our customers, may face similar difficulties in obtaining financing for their businesses. If capital is not available to our customers or suppliers, or if the cost of capital is prohibitively high, their businesses would be adversely affected, which could result in their restructuring or even reorganization or liquidation under applicable bankruptcy laws. Any such adverse effect on our customers or suppliers could materially and adversely affect our Company, either through loss of revenues from any of our customers so affected, or due to our inability to meet our commitments without excess expense, as a result of disruptions in supply caused by the suppliers so affected.

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

We sponsor a defined benefit pension plan that is underfunded. While this plan is frozen as the Predecessor Company ceased benefit accruals under the plan, the plan will require annual cash payments in order to meet our funding obligations, which adversely affects our cash flow.

Additionally, our earnings may be affected by the amount of income or expense recorded for our pension plan. GAAP requires that income or expense of a pension plan be calculated at the annual measurement date using actuarial assumptions, the most significant of which relate to the capital markets, interest rates, and other economic conditions. Changes in key economic indicators can change these assumptions. These assumptions, along with the actual value of assets at the measurement date, will impact the calculation of pension expense for the year. Although GAAP expense and pension contributions are not directly related, the key economic indicators that affect GAAP expense also affect the amount of cash that we would contribute to our pension plan. The investment portfolio of the pension plan has experienced volatility. Because the values of these pension plan assets have fluctuated, and will fluctuate in response to changing market conditions, the amount of gains or losses that will be recognized in subsequent periods, the impact on the funded status of the pension plan, and the future minimum required contributions, if any, could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

The decreasing number of automotive parts suppliers and pricing pressures from our automotive customers could make it more difficult for us to compete in the highly competitive automotive industry.

The automotive parts industry is highly competitive and bankruptcies and consolidation among automotive parts suppliers are reducing the number of competitors and resulting in larger competitors who benefit from purchasing and distribution economies of scale. Our inability to compete with these larger suppliers in the future could result in a reduction of, or inability to increase, revenues, which would materially adversely affect our business, financial condition, results of operations, and cash flows.

Although the overall number of competitors is decreasing due to ongoing industry consolidation, we face significant competition within each of our major product areas. The principal competitive factors include quality, global presence, service, cost, product performance, design and engineering capabilities, new product innovation, and timely delivery. We also face significant competitive pricing pressures from our automotive customers. Because of their purchasing size, our automotive customers can influence market participants to compete on price terms. If we are not able to offset pricing reductions resulting from these pressures by improving operating efficiencies and reducing expenditures, those pricing reductions may have a material adverse effect on our business.

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

A by-product of our production process is the generation of offal. We typically sell offal in secondary markets, which are similar to the steel markets. We generally share our recoveries from sales of offal with our customers either through scrap sharing agreements, in cases in which we are participating in resale programs, or through product pricing, in cases in which we purchase steel directly from steel mills. In either situation, we may be affected by the fluctuation in scrap steel prices, either positively or negatively, in relation to our various customer agreements. As offal prices generally increase and decrease as steel prices increase and decrease, our sale of offal may mitigate the impact of the volatility of steel price increases, as well as limit the benefits reaped from steel price declines. Any volatility in offal and steel prices could materially adversely affect our business, financial condition, results of operations, and cash flows.

We have a material amount of goodwill, which, if it becomes impaired, would result in a reduction in our net income and equity.

Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. GAAP requires that goodwill be periodically evaluated for impairment based upon the fair value of the reporting unit. As of December 31, 2014, we had $56.7 million of goodwill that could be subject to impairment. Declines in our profitability or the value of comparable companies may impact the fair value of our reporting units, which could result in a write-down of goodwill and a reduction of net income.

The results of our 2014 annual goodwill impairment analysis indicated that the carrying value of the South American reporting unit was more than its fair value. We recorded an impairment charge of $2.3 million during the fourth quarter of 2014 to write-down this goodwill to its fair value of zero.

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

We may incur costs of a material nature related to plant closings, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

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

As of December 31, 2014, our total debt, including capital lease obligations, was $496.1 million. That indebtedness could:

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

Our primary debt instrument is the Term Loan Credit Facility which bears interest at (i) the Alternate Base Rate plus a margin of 2.00% or (ii) the Adjusted LIBO Rate (calculated by multiplying the applicable LIBOR rate by a statutory reserve rate, with a floor of 1.00%) plus a margin of 3.00%. As of December 31, 2014, the balance on the term loan was $445 million (net of a $1.6 million discount). If the LIBOR rates increase in excess of 1%, we will incur higher debt service requirements, which could adversely affect our cash flow and operating results. While we periodically enter into agreements designed to limit our exposure to higher interest rates, any such agreements do not offer complete protection from this risk.

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

As of December 31, 2014, we had $487.2 million (net of $1.6 million original issue discount associated with the Term Loan Credit Facility) of secured debt, excluding capital leases. Substantially all of our subsidiaries’ assets are pledged as collateral for our borrowings under our secured financing arrangements. Most of our domestic subsidiaries are either primary obligors or guarantors under a secured financing arrangement. Substantially all of our domestic subsidiaries’ assets are pledged as collateral for these obligations. If we are unable to repay all secured borrowings when due, whether at maturity or if declared due and payable following a default, the agent or the lenders, as applicable, would have the right to proceed against the collateral pledged to secure the indebtedness and may sell the assets pledged as collateral in order to repay those borrowings, which could have a material adverse effect on our businesses, financial condition, results of operations, and cash flows.

Risk Factors Relating to Our Common Stock

The price of our common stock may be volatile.

The price at which our common stock trades may be volatile due to a number of factors, including:

•	actual or anticipated fluctuations in our financial condition or annual or quarterly results of operations;
•	changes in investors’ or financial analysts’ perception of our business risks or condition of our business;
•	changes in, or our failure to meet, earnings estimates or other performance expectations of investors or financial analysts;
•	unfavorable commentary or downgrades of our stock by equity research analysts;
•	our success or failure in implementing our growth plans;
•	changes in the market valuations of companies viewed as similar to us;
•	changes or proposed changes in governmental regulations affecting our business;
•	changes in key personnel;
•	volume of our common stock trading in the market;
•	failure of securities analysts to cover our common stock;
•	future sales of our common stock; and
•	the granting or exercise of employee stock options or other equity awards.

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

Sales of substantial amounts of our common stock in the public market, or the perception that these sales may occur, could adversely affect the price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. Our certificate of incorporation authorizes us to issue up to 350,000,000 shares of common stock and as of February 24, 2015 we had 21,033,856 shares of common stock outstanding.

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

Our manufacturing is conducted in 27 manufacturing facilities strategically located throughout South America, North America, Europe, and Asia. Our manufacturing facilities are supported by seven engineering and sales locations throughout the world.

The following table sets forth selected information regarding each of our facilities:

Facility	Country	Description of Use	Square Feet	Ownership
Americas Locations
Aruja	Brazil	Manufacturing/ Technical Center	334,880	Owned
Betim	Brazil	Manufacturing	120,600	Owned
Contagem	Brazil	Manufacturing	144,200	Leased
Ramos	Mexico	Manufacturing	67,500	Leased
Auburn, Indiana	United States	Manufacturing	162,800	Leased
Bardstown, Kentucky (2 locations)	United States	Manufacturing	448,700	Owned/Leased	(1)
Bellevue, Ohio (2 locations)	United States	Manufacturing	361,400	Owned
Bluffton, Ohio	United States	Manufacturing	196,200	Leased
Chicago, Illinois	United States	Manufacturing	412,800	Leased
Clinton Township, Michigan	United States	Manufacturing	392,300	Leased
Elkton, Michigan	United States	Manufacturing	1,100,000	Owned
Grand Rapids, Michigan	United States	Office	5,900	Leased
Goodyear, Arizona	United States	Manufacturing	458,800	Leased	(2)
Livonia, Michigan	United States	Corporate Office/ Technical Center	76,300	Leased
Madison, Mississippi	United States	Manufacturing	270,000	Leased
Meridian, Mississippi	United States	Manufacturing	420,000	Leased
Plymouth, Michigan	United States	Manufacturing	290,100	Leased
Shepherdsville, Kentucky	United States	Manufacturing	219,100	Leased
International Locations
Gent	Belgium	Manufacturing	346,700	Leased
Neprevazka	Czech Republic	Manufacturing	69,200	Leased
Artern	Germany	Manufacturing	164,600	Owned
Buchholz	Germany	Manufacturing	79,900	Owned
Duisburg	Germany	Manufacturing	116,700	(3)
Kaarst	Germany	Office	3,300	Leased
Cologne	Germany	Corporate Office/ Technical Center	32,530	Leased
Zwickau	Germany	Manufacturing	505,500	Owned/Leased	(1)
Caserta	Italy	Manufacturing	262,500	Owned
Melfi	Italy	Manufacturing	73,600	Owned
Turin	Italy	Technical Center	23,100	Leased
Opole	Poland	Manufacturing	146,000	Owned/Leased	(1)
Malacky	Slovakia	Manufacturing	542,500	Owned

Facility	Country	Description of Use	Square Feet	Ownership
Dalian	China	Manufacturing	72,700	(4)(5)
Shanghai	China	Corporate Office/ Technical Center	3,500	Leased
WuHu	China	Manufacturing	308,500	(4)(5)
Hyderabad	India	Technical Center	8,700	Leased
Yokohama	Japan	Technical Center	2,500	Leased

(1)	Facility consists of two buildings — one building is leased and one building is owned.
(2)	Facility is closed, but we remain subject to obligations under the operating lease.
(3)	We own a building right to this facility which is leased by one of our subsidiaries to another of our subsidiaries.
(4)	Facility is utilized by our joint venture.
(5)	The building is owned by the joint venture.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information — Our common stock trades on the New York Stock Exchange under the symbol “TOWR”. Our stock began trading on October 15, 2010, in conjunction with our IPO. As of February 24, 2015, we had 21,033,856 shares of common stock, $0.01 par value, outstanding, two holders of record and 6,398 beneficial shareholders of our common stock. The transfer agent and registrar for our common stock is Broadridge Financial Solutions, Inc.

The following table presents the reported high and low closing prices per share of our common stock during 2014 and 2013:

	2014		2013
High and Low Closing Prices per Share	High Price	Low Price	High Price	Low Price
Fourth Quarter	$26.66	$20.74	$22.75	$18.86
Third Quarter	36.74	25.19	23.93	19.10
Second Quarter	36.84	26.15	21.25	12.57
First Quarter	27.22	20.54	14.49	8.21

Performance Graph — The following chart shows the cumulative total stockholder return for our common stock from October 15, 2010, the date our common stock commenced trading on the New York Stock Exchange in connection with our IPO, to December 31, 2014. Five year historical data is not presented as we did not have common stock prior to our IPO. The graph also shows the cumulative returns of the S&P 500 Index and the S&P Supercomposite Auto Parts and Equipment Index. The comparison assumes $100 was invested on October 15, 2010. Each of the indices shown assumes that all dividends paid were reinvested.

Comparison of Cumulative Total Return

	10/15/2010	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014
Tower International, Inc.	$100.00	$130.55	$79.26	$59.41	$157.93	$188.56
S&P 500	100.00	106.81	106.81	121.12	156.98	176.68
S&P Supercomposite Auto Parts and Equipment Index	100.00	121.91	104.50	103.08	167.39	170.75

Dividends — We did not declare or pay any common stock dividends during 2014 or 2013 and we do not anticipate paying any such dividends in the foreseeable future.

Issuer’s Purchases of Equity Securities — We did not repurchase any of our common stock during the fourth quarter of 2014.

Item 6. Selected Financial Data

The following tables set forth selected consolidated financial data of Tower International, Inc., for periods after the Corporate Conversion, and selected consolidated financial data of Tower Automotive, LLC, for periods prior to the Corporate Conversion. The selected consolidated balance sheets data as of December 31, 2014 and 2013 and the selected consolidated statements of operations data for the years ended December 31, 2014, 2013, and 2012 have been derived from our audited Consolidated Financial Statements and related notes that are included in this Annual Report. The selected consolidated balance sheets data as of December 31, 2012, 2011, and 2010 and the selected consolidated statements of operations data for the years ended December 2011 and 2010 have been derived from previously filed audited consolidated financial statements that are not presented in this Annual Report. As with our Consolidated Financial Statements for the years ended December 31, 2014, 2013, and 2012, we adjusted the information in the consolidated financial statements for the years ended December 31, 2011 and 2010, where appropriate, to account for discontinued operations.

You should read the following selected historical consolidated financial data in conjunction with the more detailed information contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations and our Consolidated Financial Statements and the related notes that we have presented elsewhere in this Annual Report.

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(in millions except share and per share data)
Statements of Operations Data:
Revenues	$2,067.8	$1,966.5	$1,925.8	$1,933.2	$1,603.0
Cost of Sales(a)	1,838.6	1,736.2	1,729.5	1,746.9	1,437.3
Gross profit	229.2	230.3	196.3	186.3	165.8
Gross profit margin	11.1%	11.7%	10.2%	9.6%	10.3%
Selling, general, and administrative expenses(b)	$132.6	$132.8	$133.2	$148.2	$136.1
Amortization expense	1.5	2.8	4.6	4.6	3.3
Restructuring and asset impairment charges, net	14.2	21.2	10.7	2.7	14.3
Operating income	80.8	73.5	47.8	30.8	12.1
Operating income margin	3.9%	3.7%	2.5%	1.6%	0.8%
Interest expense, net	$34.2	$50.7	$54.6	$53.8	$58.9
Income/(loss) from continuing operations	36.5	(26.3)	(20.6)	(33.7)	(57.3)
Net income/(loss)(c)	27.1	(16.1)	25.0	(18.2)	(27.0)
Net income attributable to the non-controlling interests	5.6	4.2	7.0	5.1	8.4
Net income/(loss) attributable to Tower International, Inc.	21.5	(20.3)	18.0	(23.3)	(35.4)
Preferred unit dividends(d)	—	—	—	—	10.7
Income/(loss) available to common stockholders	21.5	(20.3)	18.0	(23.3)	(46.1)
Basic income/(loss) per share:
Income/(loss) from continuing operations	1.50	(1.50)	(1.37)	(2.00)	(5.51)
Income/(loss) from discontinued operations	(0.46)	0.50	2.27	0.80	2.19
Income/(loss) per share	1.04	(0.99)	0.90	(1.20)	(3.33)
Weighted average basic shares outstanding (in thousands)	20,662	20,387	20,081	19,364	13,866

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(in millions except share and per share data)
Diluted income/(loss) per share:
Income/(loss) from continuing operations	1.45	(1.50)	(1.37)	(2.00)	(5.51)
Income/(loss) from discontinued operations	(0.44)	0.50	2.27	0.80	2.19
Income/(loss) per share	1.01	(0.99)	0.90	(1.20)	(3.33)
Weighted average diluted shares outstanding (in thousands)	21,391	20,387	20,081	19,364	13,866

	December 31,
	2014	2013	2012	2011	2010
	(in millions)
Balance Sheets Data:
Cash and cash equivalents	$148.6	$134.9	$113.9	$135.0	$150.3
Total assets	1,182.9	1,183.0	1,238.1	1,397.4	1,340.2
Total debt(e)	496.1	503.8	497.0	583.5	558.2
Total stockholders’ equity	99.8	136.9	140.9	97.5	111.6

(a)	During the years ended December 31, 2014, 2012, and 2011 non-cash actuarial pension losses of $4.2 million, $19.2 million, and $33.2 million, respectively, were recorded.
(b)	In connection with the closing of the notes offering and the IPO, we incurred charges of $6.2 million, $18.4 million, and $11.1 million related to one-time compensation plans for our executive officers during the years ended December 31, 2012, 2011, and 2010, respectively.
(c)	During the year ended December 31, 2013, we recorded $42.5 million related to premiums paid and fees incurred in connection with the notes repurchases, $5.1 million related to the term loan re-pricings, and $0.8 million related to the secondary offerings. During the year ended December 31, 2012, we recorded a gain of $31.2 million related to the divestiture of Seojin.
(d)	Represents preferred equity interests in Tower Automotive, LLC. On August 12, 2010, the preferred units, common units, and management incentive plan units of Tower Automotive, LLC, which constituted all of the equity interests in Tower Automotive, LLC, were converted into capital units of Tower Automotive, LLC. The preferred units received dividend payments in 2010.
(e)	Consists of short-term and long-term debt, current portion of long-term debt, and capital lease obligations.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Company Overview

We are a leading integrated global manufacturer of engineered structural metal components and assemblies primarily serving original equipment manufacturers (“OEMs”). We offer our automotive customers a broad product portfolio, supplying body-structure stampings, frame and other chassis structures, as well as complex welded assemblies, for small and large cars, crossovers, pickups, and sport utility vehicles (“SUVs”). Our products are manufactured at 27 facilities, strategically located near our customers in North America, South America, Europe, and Asia. We support our manufacturing operations through seven engineering and sales locations around the world. Our products are offered on a diverse mix of vehicle platforms, reflecting the balanced portfolio approach of our business model and the breadth of our product capabilities. We supply products to approximately 170 vehicle models globally to 11 of the 12 largest OEMs based on 2014 production volumes.

We believe that our engineering, manufacturing, and program management capabilities, our geographic and customer diversification, our competitive cost, our financial discipline, and our colleague engagement position us for long-term success.

During the fourth quarter of 2014, our Board of Directors approved a plan to sell our equity interest in our Changchun Tower Golden Ring Automotive Products Co., Ltd. (“TGR”), Xiangtan DIT Automotive Products Co., Ltd. (“Xiangtan”), and Ningbo DIT Automotive Products Co. Ltd. (“Ningbo”) joint ventures. At December 31, 2014, TGR and Xiangtan were considered held for sale in accordance with FASB ASC No. 360, Property, Plant, and Equipment and have been presented as discontinued operations in our Consolidated Financial Statements, in accordance with FASB ASC No. 205, Discontinued Operations. Our investment in the Ningbo joint venture is accounted for under the equity method and therefore does not qualify for held for sale treatment and does not fall under the scope of FASB ASC No. 205.

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

During 2014, industry production volumes increased from 2013 in three of our four major markets, with the exception being a decline in Brazil. According to IHS, industry production is projected to increase in 2015 in each of the four major markets in which we operate, except Europe. Any such increase may be offset by adverse changes for our customers or products.

As measured by IHS, global industry production of cars and light trucks was 86 million vehicles in 2014 compared to 83 million vehicles in 2013. IHS projects production will reach 97 million vehicles by 2018, reflecting continued growth in each of our four major markets. We believe that we are well positioned to benefit from this trend, but we are not insulated from short-term fluctuations in the global automotive industry.

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
•	Product pricing: Generally, our customers negotiate annual price reductions with us during the term of their contracts. When negotiated price reductions are expected to be retroactive, we accrue for such amounts as a reduction of revenues as products are shipped. The extent of our price reductions negatively affects our revenues. We have also been able to negotiate year-over-year price increases, in select circumstances.
•	Steel pricing: We require significant quantities of steel in the manufacture of our products. Although changing steel prices affect our results, our strategy is to be economically neutral with respect to steel pricing over time. The pricing of our products includes a component for steel which increases as steel prices increase and decreases as steel prices decrease. Depending upon when a steel price change occurs, that change may have a disproportionate effect on our revenues within any particular fiscal period. We purchase a portion of our steel from certain of our customers through various OEM resale programs, where our customers actually negotiate the cost of steel for us. The purchases through customer resale programs have buffered the impact of price swings associated with the procurement of steel. The remainder of our steel purchasing requirements are met through contracts with steel mills, in which we negotiate our own price and seek to pass through steel price increases and decreases to our customers.
•	Foreign exchange: Our foreign exchange transaction risk is limited because we generally purchase materials and produce products in the same currency in which we sell those products to our final customers. However, the translation of foreign currencies back to U.S. dollars may have a significant impact on our revenues, results of operations, cash flows, or stockholders’ equity. Foreign exchange has an unfavorable impact on revenues when the U.S. dollar is relatively strong when compared to foreign currencies and a favorable impact on revenues when the U.S. dollar is relatively weak when compared to foreign currencies. The results of operations and financial condition of our businesses outside of the U.S. are principally measured in their respective local currency and translated into U.S. dollars. Assets and liabilities of our foreign operations are translated into U.S. dollars at foreign currency exchange rates in effect as of the end of each reporting period. Results of operations are translated at applicable average rates prevailing throughout the period. Translation gains or losses are reported as a separate component of accumulated other comprehensive income/(loss) in our Consolidated Statements of Equity/(Deficit). Gains and losses resulting from foreign currency transactions, the amounts of which were not material in any of the periods presented in this Annual Report, are included in net income/(loss).

Factors Affecting Our Expenses

Our expenses are driven by the following factors:

•	Cost of steel: We utilize steel and various purchased steel products in virtually all of our products. We refer to the “net steel impact” as the combination of the change in steel prices that are reflected in the price of our products, the change in the cost to procure steel from mills, and the change in our recovery of offal. Our strategy is to be economically neutral to steel pricing by having these factors offset each other. While we strive to achieve a neutral net steel impact, we are not always successful in achieving that goal, in large part due to timing differences. The timing of a change in the price for steel may occur in separate periods and if a change occurs, that change may have a disproportionate effect, within any particular fiscal period, on our product pricing, our steel costs, and the results of our sales of offal. Net imbalances in any one particular fiscal period may be reversed in a subsequent fiscal period, although we cannot provide assurances that, or when, these reversals will occur. Over the past several years, we have not experienced a material net impact from these factors.
•	Purchase of steel: As noted above, we purchase a portion of our steel from certain of our customers through various OEM resale programs and the remaining portion of our steel directly from steel mills. Whether our customer negotiates the cost of steel for us in a customer resale

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

Adjusted EBITDA is included in this Annual Report because it is one of the principal factors upon which our management assesses performance. Our Chief Executive Officer measures the performance of our segments on the basis of Adjusted EBITDA. As an analytical tool, Adjusted EBITDA assists us in comparing our performance over various reporting periods on a consistent basis because it excludes items that we do not believe reflect our core operating performance.

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

Our Segments

Our management reviews our operating results and makes decisions based upon two reportable segments: the Americas and International. For accounting purposes, we have identified four operating segments, which we have aggregated into the two reportable segments. Refer to Note 13 to our Consolidated Financial Statements for further information regarding our operating and reportable segments. Through December 31, 2014, our businesses have had similar economic characteristics, including the nature of the products, margins, production processes, distribution channels, and customers.

Results of Operations — Year Ended December 31, 2014 Compared with the Year Ended December 31, 2013

Automobile production volumes increased during the year ended December 31, 2014 in three of our four major markets compared to the year ended December 31, 2013, the exception being a decline in Brazil. The following table presents production volumes in specified regions according to IHS for the year ended December 31, 2014 compared to the year ended December 31, 2013 (in millions of units produced):

	Europe	China	North America	Brazil
2014 production volumes	20.0	21.3	17.0	3.0
2013 production volumes	19.4	19.5	16.2	3.5
Increase/(decrease)	0.6	1.8	0.8	(0.5)
Percentage change	3%	10%	5%	(14)%

The following table presents select financial information for the years ended December 31, 2014 and 2013 (in millions).

	International		Americas		Consolidated
	Year Ended December 31,		Year Ended December 31,		Year Ended December 31,
	2014	2013	2014	2013	2014	2013
Revenues	$842.3	$815.5	$1,225.5	$1,151.0	$2,067.8	$1,966.5
Cost of sales	763.1	732.4	1,075.5	1,003.8	1,838.6	1,736.2
Gross profit	79.2	83.1	150.0	147.2	229.2	230.3
Selling, general, and administrative expenses	43.8	45.5	88.9	87.3	132.7	132.8
Amortization expense	1.1	2.1	0.4	0.7	1.5	2.8
Restructuring and asset impairment charges, net	4.0	2.7	10.2	18.5	14.2	21.2
Operating income	$30.3	$32.8	$50.5	$40.7	80.8	73.5
Interest expense, net					34.2	50.7
Other expense					0.1	48.4
Provision for income taxes					9.3	0.2
Equity in loss of joint venture, net of tax					(0.7)	(0.6)
Income/(loss) from discontinued operations, net of tax					(9.4)	10.3
Net income attributable to noncontrolling interest					5.6	4.2
Net income/(loss) attributable to Tower International, Inc.					$21.5	$(20.3)

Comparison of Periods — GAAP Analysis of Consolidated Results

Revenues

Total revenues increased during the year ended December 31, 2014 by $101.3 million, or 5%, from the year ended December 31, 2013, reflecting primarily higher volume in our Americas segment ($79.5 million) and in our International segment ($48.3 million). Revenues were positively impacted by the strengthening of the Euro against the U.S. dollar in our International segment ($1.8 million), but were negatively impacted by the strengthening of the U.S. dollar against the Brazilian Real ($17.3 million) in our Americas segment and the Chinese Rmb ($0.2 million) in our International segment. Revenues were also adversely impacted by unfavorable pricing ($10.8 million).

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

Total gross profit decreased by $1.1 million from the year ended December 31, 2013 and our gross profit margin decreased from 11.7% during the 2013 period to 11.1% during the 2014 period, as explained by unfavorable product mix ($8.3 million), additional volume-related fixed costs ($5 million), and unfavorable foreign exchange ($2.8 million, excluding the impact on depreciation), offset partially by higher volume ($28.4 million). All other factors were net unfavorable by $13.4 million. Cost of sales was negatively impacted by unfavorable pricing and economics ($28.7 million), a one-time unfavorable retroactive commercial settlement during the current period related to 2010 to 2013 scrap ($6 million), higher launch costs ($5.7 million), a pension actuarial loss ($4.2 million), the non-recurrence of the gain recognized in connection with the de-consolidation of our Chinese joint venture ($1.5 million) in 2013, and the non-recurrence of the reversal of a loss contingency in Brazil related to favorable settlements ($1.5 million) in 2013. These factors were offset partially by favorable efficiencies ($28.2 million).

Total gross profit was also positively impacted by a decrease in the depreciation included in cost of sales from $81.1 million during the year ended December 31, 2013 to $79.7 million during the year ended December 31, 2014.

Selling, General, and Administrative Expenses (“SG&A”)

Total SG&A decreased $0.1 million from the year ended December 31, 2013.

Amortization Expense

Total amortization expense decreased $1.3 million from the year ended December 31, 2013, reflecting primarily the amortization of customer relationships in Europe and Brazil, which became fully amortized during 2014. No further amortization expense related to these intangibles will be incurred beyond 2014.

Restructuring and Asset Impairment Expense

Total restructuring and asset impairment expense decreased $7 million from the year ended December 31, 2013. During 2014 we incurred charges related to the buyout of a lease on a previously closed facility, a goodwill impairment charge in Brazil, ongoing maintenance expense of facilities closed as a result of prior actions, severance charges to reduce fixed costs, and an impairment charge on a facility in None, Italy, which was sold during the fourth quarter. During 2013 we incurred charges related to the closure of Tower Defense & Aerospace, LLC (“TD&A”) (described in Note 4 to our Consolidated Financial Statements), the ongoing maintenance expense of facilities closed as a result of prior actions, an impairment charge on a facility we ceased using in our Americas segment, an impairment charge on a facility classified as held for sale and sold during 2013 in our International segment, charges related to the relocation of a facility in our International segment, and severance related charges to reduce fixed costs.

Interest Expense, net

Interest expense, net decreased $16.5 million, or 33%, from the year ended December 31, 2013, reflecting primarily lower interest expense associated with notes repurchased in connection with a tender offer in 2013 (the “Tender Offer”) and the issuance of our Term Loan Credit Facility during the second quarter of 2013 ($10.6 million), the accelerated amortization of the original issue discount and debt issue costs associated with the notes repurchase ($8.3 million), the accelerated amortization of the original issue discount and debt issue costs in connection with the redemption of notes in May and August 2013 ($2.5 million), and lower interest expense associated with our ABL Revolver ($2.1 million), offset partially by mark-to-market losses on our derivative financial instruments ($5.8 million).

Other Expense

Other expense represents the fees paid in connection with the Second Refinancing Term Loan Amendment and Additional Term Loan Amendment, which were entered into during the first quarter of 2014 ($0.1 million).

Provision for Income Taxes

Income tax expense from continuing operations increased $9.1 million from the year ended December 31, 2013, reflecting primarily the non-recurrence of a $10.8 million benefit for the intraperiod allocation of actuarial pension gains recognized in accumulated other comprehensive income (“AOCI”) and the non-recurrence of a $2.6 million tax benefit from a favorable conclusion of a tax audit in our International segment in 2013.

We did not record deferred income tax expense on 2014 U.S. profits because the utilization of deferred tax assets — primarily net operating losses — released an associated U.S. valuation allowance. Therefore, the net income tax effect on U.S. profits was only $0.3 million for alternative minimum tax expense. At December 31, 2014, we continue to maintain a U.S. valuation allowance against U.S. deferred tax assets. In evaluating the need for the U.S. valuation allowance we reviewed both positive and negative evidence and placed greater reliance on objective historical evidence than on subjective estimates of future profitability. We also adjusted historical profits and losses for one-time events and tax planning in order to estimate future profitability. These nonrecurring adjustments included items such as the 2013 debt refinancing and the impact of restructuring loan agreements with our foreign affiliates. After making these adjustments, as of the end of 2014, our U.S. operations were still in a three year cumulative loss. However, we expect our U.S. operations to be in a three-year cumulative income position sometime in 2015, if U.S. automotive production volumes hold. These three year cumulative tests are not the sole determinates of the need for a valuation allowance. Given the historic volatility of U.S. automotive suppliers’ profits, we believe that achieving a period of sustained profitability is also critical in determining whether a valuation allowance should be released. If we achieve forecasted levels of sustainable profits in 2015 and the 2016 U.S. automotive market retains its current momentum, it is probable that we would release up to $80 million of the valuation allowances against our U.S. deferred tax assets in the next twelve months.

During 2013, Cerberus, our principal stockholder, sold its ownership in us. The sale constituted an ownership change under Section 382 of the Internal Revenue Code. Under Section 382, the amount of U.S. net operating losses generated before the ownership change that can be utilized after the change is limited. Notwithstanding the Section 382 limitation, we do not anticipate paying any material income taxes in the U.S. until 2018 or 2019.

Equity in Loss of Joint Venture

Equity in loss of joint venture represents our share in the loss of our Ningbo joint venture during 2014.

Noncontrolling Interest, Net of Tax

The adjustment to our earnings required to give effect to the elimination of noncontrolling interests increased by $1.4 million from the year ended December 31, 2013, reflecting increased earnings in our consolidated Chinese joint ventures during 2014.

Comparison of Periods — Non-GAAP Analysis of Adjusted EBITDA

A reconciliation of Adjusted EBITDA to net income/(loss) attributable to Tower International, Inc. for the periods presented is set forth below (in millions):

	International		Americas		Consolidated
	Year Ended December 31,		Year Ended December 31,		Year Ended December 31,
	2014	2013	2014	2013	2014	2013
Adjusted EBITDA	$64.4	$63.9	$139.8	$130.0	$204.2	$193.9
Intercompany charges	5.4	8.3	(5.4)	(8.3)	—	—
Restructuring and asset impairment charges, net	(4.0)	(2.7)	(10.2)	(18.5)	(14.2)	(21.2)
Depreciation and amortization	(35.1)	(35.8)	(52.1)	(53.0)	(87.2)	(88.8)
Acquisition and other	(0.4)	(0.9)	(0.1)	(0.1)	(0.5)	(1.0)
Long-term compensation(a)	—	—	(11.3)	(6.6)	(11.3)	(6.6)
Commercial settlement related to 2010 – 13 scrap(b)			(6.0)	—	(6.0)	—
Pension actuarial loss	—	—	(4.2)	—	(4.2)	—
Closure of TD&A(c)	—	—	—	(2.8)	—	(2.8)
Operating income	$30.3	$32.8	$50.5	$40.7	80.8	73.5
Interest expense, net					(34.2)	(50.7)
Other expense(d)					(0.1)	(48.4)
Provision for income taxes					(9.3)	(0.2)
Equity in loss of joint venture, net of tax(e)					(0.7)	(0.6)
Income/(loss) from discontinued operations, net of tax					(9.4)	10.3
Net income attributable to noncontrolling interest					(5.6)	(4.2)
Net income/(loss) attributable to Tower International, Inc.					$21.5	$(20.3)

(a)	Represents the compensation expense related to stock options, restricted stock units, one-time CEO compensation awards, and certain compensation programs intended to benefit our long-term success and growth. The compensation charges are incurred during the applicable vesting periods of each program.
(b)	Represents a one-time retroactive commercial settlement related to 2010 – 13 scrap.
(c)	Represents the exclusion of the non-recurring losses associated with the closing of TD&A in 2013. These losses do not relate to the operations of our core business.
(d)	Represents the fees paid in connection with our Second Term Loan Amendment during the first quarter of 2014, the premium paid and tender fee incurred in connection with the Tender Offer and the repurchase of our notes, the premium paid and fees incurred in connection with the re-pricing of our Term Loan Credit Facility, the premium paid in connection with the redemption of $43 million of our notes during the second quarter of 2013, the premium paid in connection with the redemption of the remaining $43 million of our notes during the third quarter of 2013, the transaction costs incurred in connection with secondary offerings during 2013, and the breakage fee incurred to reduce the Letter of Credit Facility in the second quarter of 2013.
(e)	Represents the net loss attributable to our Ningbo joint venture, which we do not consolidate in our financial statements given the non-controlling nature of our interest in this entity. The financial results of Ningbo are consolidated within our financial statements for periods prior to a change in control of the joint venture, which occurred during the second quarter of 2013.

The following table presents revenues (a GAAP measure) and Adjusted EBITDA (a non-GAAP measure) for the years ended December 31, 2014 and 2013 (in millions) as well as explanations of variances:

	International		Americas		Consolidated
	Revenues	Adjusted EBITDA(f)	Revenues	Adjusted EBITDA(f)	Revenues	Adjusted EBITDA(f)
2014 results	$842.3	$64.4	$1,225.5	$139.8	$2,067.8	$204.2
2013 results	815.5	63.9	1,151.0	130.0	1,966.5	193.9
Variance	$26.8	$0.5	$74.5	$9.8	$101.3	$10.3
Variance attributable to:
Volume and mix	$48.3	$7.6	$79.5	$7.5	$127.8	$15.1
Foreign exchange	1.6	0.1	(17.3)	(1.2)	(15.7)	(1.1)
Pricing and economics	(23.1)	(14.7)	12.3	(10.4)	(10.8)	(25.1)
Efficiencies	—	8.6	—	19.6	—	28.2
Selling, general, and administrative expenses and other items(g)	—	(1.1)	—	(5.7)	—	(6.8)
Total	$26.8	$0.5	$74.5	$9.8	$101.3	$10.3

(f)	We have presented a reconciliation of Adjusted EBITDA to net income/(loss) attributable to Tower International, Inc, above.
(g)	When we refer to “selling, general, and administrative expenses and other items”, the “other items” refer to (i) savings which we generate after implementing restructuring actions, (ii) the costs associated with launching new products, and (iii) one-time items which may include reimbursement of costs.

Adjusted EBITDA

When we analyze Adjusted EBITDA, we separately categorize external factors — volume, product mix, and foreign exchange — and all other factors which impact Adjusted EBITDA, which we refer to as “other factors.”

Consolidated Company:  Consolidated Adjusted EBITDA increased by $10.3 million, or 5%, from the year ended December 31, 2013, reflecting primarily higher volume ($28.4 million), offset partially by unfavorable product mix ($8.3 million), additional volume-related fixed costs ($5 million), and unfavorable foreign exchange ($1.1 million). All other factors were net unfavorable by $3.7 million. Unfavorable pricing and economics ($25.1 million) and unfavorable SG&A expenses and other items ($6.8 million) were offset partially by favorable efficiencies ($28.2 million).

International Segment:  In our International segment, Adjusted EBITDA increased by $0.5 million, or 1%, from the year ended December 31, 2013, reflecting primarily higher volume ($8.1 million) and favorable product mix ($0.4 million), offset partially by additional volume-related fixed costs ($0.9 million). Foreign exchange had a negligible impact. All other factors were net unfavorable by $7.2 million. Unfavorable pricing and economics ($14.7 million), principally product pricing and labor costs, and unfavorable SG&A and other items ($1.1 million) were offset partially by favorable efficiencies ($8.6 million). SG&A expenses and other items reflect primarily higher launch costs ($2.6 million).

Americas Segment:  In our Americas segment, Adjusted EBITDA improved by $9.8 million, or 8%, from the year ended December 31, 2013, reflecting primarily higher volumes ($20.3 million), offset partially by unfavorable product mix ($8.7 million), additional volume-related fixed costs ($4.1 million), and unfavorable foreign exchange ($1.2 million). All other factors were net favorable by $3.5 million. Favorable efficiencies ($19.6 million) were offset partially by unfavorable pricing and economics ($10.4 million), principally product pricing and labor costs and unfavorable SG&A expenses and other items ($5.7 million). SG&A spending and other items reflect primarily higher launch costs ($3.1 million) and the non-recurrence of the reversal of a loss contingency in Brazil in 2013 due to favorable tax settlements ($1.5 million).

Results of Operations — Year Ended December 31, 2013 Compared with the Year Ended December 31, 2012

Automobile production volumes increased during the year ended December 31, 2013 in each of our four major markets compared to the year ended December 31, 2012. The following table presents production volumes in specified regions according to IHS for the year ended December 31, 2013 compared to the year ended December 31, 2012 (in millions of units produced):

	Europe	China	North America	Brazil
2013 production volumes	19.4	19.5	16.2	3.5
2012 production volumes	19.2	16.9	15.4	3.2
Increase/(decrease)	0.2	2.6	0.8	0.3
Percentage change	1%	15%	5%	9%

The following table presents select financial information for the years ended December 31, 2013 and 2012 (in millions).

	International		Americas		Consolidated
	Year Ended December 31,		Year Ended December 31,		Year Ended December 31,
	2013	2012	2013	2012	2013	2012
Revenues	$815.5	$786.8	$1,151.0	$1,139.0	$1,966.5	1,925.8
Cost of sales	732.4	702.2	1,003.8	1,027.3	1,736.2	1,729.5
Gross profit	83.1	84.6	147.2	111.7	230.3	196.3
Selling, general, and administrative expenses	45.5	43.8	87.3	89.4	132.8	133.2
Amortization expense	2.1	2.5	0.7	2.1	2.8	4.6
Restructuring and asset impairment charges, net	2.7	2.1	18.5	8.6	21.2	10.7
Operating income	$32.8	$36.2	$40.7	$11.6	73.5	47.8
Interest expense, net					50.7	54.6
Other expense					48.4	—
Provision for income taxes					0.2	13.8
Equity in loss of joint venture, net of tax					(0.6)	—
Income from discontinued operations, net of tax					10.3	45.6
Net income attributable to noncontrolling interest					4.2	7.0
Net income/(loss) attributable to Tower International, Inc.					$(20.3)	$18.0

Comparison of Periods — GAAP Analysis of Consolidated Results

Revenues

Total revenues increased during the year ended December 31, 2013 by $40.7 million, or 2%, from the year ended December 31, 2012, reflecting primarily higher volume in our Americas segment ($27.1 million) and in our International segment ($30.8 million). Revenues were positively impacted by the strengthening of foreign currencies against the U.S. dollar in our International segment, primarily the Euro ($23.1 million) and the Chinese Rmb ($1.2 million), but were negatively impacted by the strengthening of the U.S. dollar against the Brazilian Real ($17.4 million) in our Americas segment. Revenues were also adversely impacted by unfavorable pricing ($24.1 million).

Gross Profit

Total gross profit increased by $34 million, or 17%, from the year ended December 31, 2012 and our gross profit margin increased from 10.2% during the 2012 period to 11.7% during the 2013 period, as explained by higher volume ($18.6 million) and favorable foreign exchange ($2.2 million, excluding the impact on depreciation), offset by additional volume-related fixed costs ($7.8 million) and unfavorable product mix ($7.7 million). All other factors were net favorable by $28.7 million. Cost of sales was reduced by favorable efficiencies ($34.9 million), the non-recurrence of a pension actuarial loss ($19.2 million), lower pension expense ($2.7 million), and lower launch costs ($0.7 million). These factors were offset partially by unfavorable pricing and economics ($32 million).

Selling, General, and Administrative Expenses (“SG&A”)

Total SG&A decreased $0.4 million from the year ended December 31, 2012.

Amortization Expense

Total amortization expense decreased $1.8 million, or 39%, from the year ended December 31, 2012, reflecting primarily the amortization of TD&A intangible assets during 2012, which became fully amortized during 2012. Our amortization expense consists of the charges we incur to amortize certain intangible assets.

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

Interest Expense, net

Interest expense, net decreased $3.9 million, or 7%, from the year ended December 31, 2012, reflecting primarily the lower interest expense associated with the Term Loan Credit Facility when compared to previously issued notes ($9.2 million) and the lower interest expense associated with our ABL Revolver ($2.7 million), offset partially by the accelerated amortization of the original issue discount and debt issue costs associated with the notes repurchased in connection with the Tender Offer ($8.3 million) and the accelerated amortization of the original issue discount and debt issue costs in connection with the redemption of notes in May and August 2013 ($2.5 million).

Other Expense

Other expense represents the premium paid and tender fee on the notes repurchased in connection with the Tender Offer ($38.1 million), the premium paid and fees incurred in connection with the re-pricing of our Term Loan Credit Facility ($4.5 million), the premium paid on $43 million of notes redeemed in May and August 2013 ($4.3 million), the transaction costs incurred in connection with a secondary offering ($0.8 million), and the breakage fee incurred to reduce the Letter of Credit Facility from $22.5 million to $8.5 million ($0.6 million).

Provision for Income Taxes

Income tax expense from continuing operations decreased $13.6 million from the year ended December 31, 2012, reflecting primarily the recognition of a $10.8 million benefit for the intraperiod allocation of actuarial pension gains recognized in AOCI and a $2.6 million tax benefit for the favorable conclusion of tax audits in our International segment.

Equity in Loss of Joint Venture

Equity in loss of joint venture represents our share in the loss of our Ningbo joint venture during 2013.

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

Comparison of Periods — Non-GAAP Analysis of Adjusted EBITDA

A reconciliation of Adjusted EBITDA to net income/(loss) attributable to Tower International, Inc. for the periods presented is set forth below (in millions):

	International		Americas		Consolidated
	Year Ended December 31,		Year Ended December 31,		Year Ended December 31,
	2013	2012	2013	2012	2013	2012
Adjusted EBITDA	$63.9	$67.7	$130.0	$110.7	$193.9	$178.4
Intercompany charges	8.3	7.6	(8.3)	(7.6)	—	—
Restructuring and asset impairment charges, net	(2.7)	(2.1)	(18.5)	(8.6)	(21.2)	(10.7)
Depreciation and amortization	(35.8)	(36.5)	(53.0)	(53.4)	(88.8)	(89.9)
Acquisition and other	(0.9)	(0.2)	(0.1)	(0.1)	(1.0)	(0.3)
Long-term compensation(a)	—	(0.3)	(6.6)	(10.2)	(6.6)	(10.5)
Closure of TD&A(b)	—	—	(2.8)	—	(2.8)	—
Pension actuarial loss	—	—	—	(19.2)	—	(19.2)
Operating income	$32.8	$36.2	$40.7	$11.6	73.5	47.8
Interest expense, net					(50.7)	(54.6)
Other expense(c)					(48.4)	—
Provision for income taxes					(0.2)	(13.8)
Equity in loss of joint venture, net of tax(d)					(0.6)	—
Income from discontinued operations, net of tax					10.3	45.6
Net income attributable to noncontrolling interest					(4.2)	(7.0)
Net income/(loss) attributable to Tower International, Inc.					$(20.3)	$18.0

(a)	Represents the compensation expense related to stock options, restricted stock units and certain one-time compensation programs triggered by the closing of a notes offering and the closing of the IPO in 2010, and certain compensation programs intended to benefit our long-term success and growth. The compensation charges are incurred during the applicable vesting periods of each program. The amounts presented for the year ended December 2012 have been adjusted to include our recurring stock option expense and restricted stock unit expense. We changed the treatment for such expenses during 2013 to now exclude them from Adjusted EBITDA.
(b)	Represents the exclusion of the non-recurring losses associated with the closing of TD&A in 2013. These losses are not indicative of the actual operating performance of our core business.
(c)	Represents the premium paid and tender fee incurred in connection with the Tender Offer and the repurchase of our notes, the premium paid and fees incurred in connection with the re-pricing of our Term Loan Credit Facility, the premium paid in connection with the redemption of $43 million of our notes during the second quarter of 2013, the premium paid in connection with the redemption of the remaining $43 million of our notes during the third quarter of 2013, the transaction costs incurred in connection with our secondary offerings, and the breakage fee incurred to reduce the Letter of Credit Facility in the second quarter of 2013.
(d)	Represents the net loss attributable to our Ningbo joint venture, which we do not consolidate in our financial statements, given the non-controlling nature of our interest in this entity. The financial results of Ningbo are consolidated within our financial statements for periods prior to a change in control of the joint venture, which occurred during the second quarter of 2013.

The following table presents revenues (a GAAP measure) and Adjusted EBITDA (a non-GAAP measure) for the years ended December 31, 2013 and 2012 (in millions) as well as an explanation of variances:

	International		Americas		Consolidated
	Revenues	Adjusted EBITDA(e)	Revenues	Adjusted EBITDA(e)	Revenues	Adjusted EBITDA(e)
2013 results	$815.5	$63.9	$1,151.0	$130.0	$1,966.5	$193.9
2012 results	786.8	67.7	1,139.0	110.7	1,925.8	178.4
Variance	$28.7	$(3.8)	$12.0	$19.3	$40.7	$15.5
Variance attributable to:
Volume and mix	$30.8	$(4.7)	$27.1	$7.8	$57.9	$3.1
Foreign exchange	24.3	1.8	(17.4)	0.1	6.9	1.9
Pricing and economics	(26.4)	(20.4)	2.3	(16.0)	(24.1)	(36.4)
Efficiencies	—	16.2	—	18.7	—	34.9
Selling, general, and administrative expenses and other items	—	3.3	—	8.7	—	12.0
Total	$28.7	$(3.8)	$12.0	$19.3	$40.7	$15.5

(e)	We have presented a reconciliation of Adjusted EBITDA to net income/(loss) attributable to Tower International, Inc, above.

Adjusted EBITDA

Consolidated Company:  Consolidated Adjusted EBITDA increased by $15.5 million, or 9%, from the year ended December 31, 2012. Additional volume-related fixed costs ($6 million) and unfavorable product mix ($7.7 million) were offset partially by higher volume ($16.8 million) and favorable foreign exchange ($1.9 million). All other factors were net favorable by $10.5 million. Favorable efficiencies ($34.9 million) and favorable SG&A expenses and other items ($12 million) were offset partially by unfavorable pricing and economics ($36.4 million).

International Segment:  In our International segment, Adjusted EBITDA decreased by $3.8 million, or 6%, from the year ended December 31, 2012, reflecting primarily additional volume-related fixed costs ($3.2 million) and unfavorable product mix ($5.8 million), offset partially by higher volumes ($4.3 million) and favorable foreign exchange ($1.8 million). All other factors were net unfavorable by $0.9 million. Favorable efficiencies ($16.2 million) and favorable SG&A and other items ($3.3 million) were offset partially by unfavorable pricing and economics ($20.4 million), principally product pricing and labor costs. SG&A expenses and other items reflect primarily lower launch costs ($3.2 million).

Americas Segment:  In our Americas segment, Adjusted EBITDA improved by $19.3 million, or 17%, from the year ended December 31, 2012, reflecting primarily higher volumes ($12.5 million), offset partially by additional volume-related fixed costs ($2.8 million) and unfavorable product mix ($1.9 million). Foreign exchange had a negligible impact. All other factors were net favorable by $11.4 million. Favorable efficiencies ($18.7 million) and favorable SG&A expenses and other items ($8.7 million) were offset partially by unfavorable pricing and economics ($16 million), principally product pricing and labor costs. SG&A spending and other items reflect primarily favorable SG&A efficiencies ($3.3 million), lower pension expense ($2.7 million), and the exclusion of the non-recurring losses associated with TD&A ($1.6 million).

Restructuring and Asset Impairments

The following table sets forth our net restructuring and asset impairment charges by type for the periods presented (in millions):

	Year Ended December 31,
	2014	2013	2012
Employee termination costs	$1.6	$2.3	$2.6
Other exit costs	8.0	7.7	7.5
Asset impairments	4.6	11.2	0.6
Total	$14.2	$21.2	$10.7

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

The charges incurred in our Americas segment during 2014 related to the buyout of a lease on a previously closed facility, a goodwill impairment charge in Brazil, ongoing maintenance expense of facilities closed as a result of prior actions, and severance charges to reduce fixed costs. The charges incurred in our International segment related to an impairment charge on a facility in None, Italy, which was sold during the fourth quarter, and severance charges in Europe to reduce fixed costs.

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

The charges incurred in our Americas segment during 2013 related to the closure of TD&A, the ongoing maintenance expense of facilities closed as a result of prior actions, and an impairment charge on a facility we ceased using during the first quarter of 2013 and sold during the third quarter of 2013. The charges incurred in our International segment during 2013 related to an impairment charge on our Bergisch facility, which was considered held for sale during the second quarter of 2013 and was sold during the third quarter of 2013, charges related to the relocation of a facility, and severance charges to reduce fixed costs.

The charges incurred in our Americas segment during 2012 related to the ongoing maintenance expense of facilities closed as a result of prior actions and the costs incurred to close two manufacturing facilities and relocate the operations of two of our existing manufacturing facilities. The charges incurred in our International segment during 2012 related to severance charges to reduce fixed costs.

We expect to continue to incur additional restructuring expense in 2015 related primarily to previously announced restructuring actions and we may engage in new actions if business conditions warrant further actions. We do not anticipate any additional expense that will be significant with respect to previously announced actions.

Liquidity and Capital Resources

General

We generally expect to fund expenditures for operations, administrative expenses, capital expenditures, and debt service obligations with internally generated funds from operations and we generally expect to satisfy working capital needs from time-to-time with borrowings under our revolving credit facility or cash on hand. As of December 31, 2014, we had available liquidity of approximately $364 million, which we believe is adequate to fund our working capital requirements for at least the next twelve months. We believe that we will be able to meet our debt service obligations and fund operating requirements for at least the next twelve months with cash flow from operations, cash on hand, and borrowings under our revolving credit facility.

Cash Flows and Working Capital

The following table shows the components of our cash flows from continuing operations for the periods presented (in millions):

	Year Ended December 31,
	2014	2013	2012
Net cash provided by/(used in):
Operating activities	$112.6	$127.8	$96.7
Investing activities	(99.2)	(72.3)	(92.3)
Financing activities	(2.6)	(61.1)	(6.8)

Net Cash Provided by Operating Activities

During the year ended December 31, 2014, we generated $112.6 million of cash flow from operations, compared with $127.8 million during the year ended December 31, 2013. The primary reason for this decrease was an unfavorable fluctuation in working capital items offset partially by lower cash interest paid during 2014 when compared to 2013. During the year ended December 31, 2014, we utilized $9.1 million of cash from working capital items, compared to $27.7 million of cash generated during 2013. The $36.8 million change reflects primarily the unfavorable fluctuation in net trade accounts receivable and payable of $27.5 million and the unfavorable timing of the net effect of payments and receipts of customer funded tooling of $20.9 million, offset partially by a favorable inventory fluctuation of $3 million.

During the year ended December 31, 2012, we generated $96.7 million of cash flow from operations. The primary reason for the increase in 2013 when compared to 2012 was a favorable fluctuation in working capital items and lower cash interest paid during 2013 when compared to 2012. During the year ended December 31, 2012, we utilized $4.5 million of cash through working capital items. The $23.2 million fluctuation reflected primarily the favorable fluctuation in net trade accounts receivable and payable and the timing of the net effect of payments and receipts of customer funded tooling.

Net Cash Used in Investing Activities

Net cash utilized in investing activities was $99.2 million during 2014, compared to $72.3 million during 2013. The $26.9 million change in cash used reflects primarily increased capital expenditures, related primarily to the timing of program launches, reflecting an opportunistic conquest award and growth opportunities in Mexico, offset partially by the deconsolidation of our Ningbo joint venture during the second quarter of 2013.

Net cash utilized in investing activities was $92.3 million during 2012. The $20 million change in cash used in 2013 compared to 2012 reflects the decrease in capital expenditures, related primarily to the timing of customer programs.

Net Cash Used In Financing Activities

Net cash used in financing activities was $2.6 million during 2014, compared to $61.1 million during 2013. The $58.5 million change was attributable primarily to the non-recurrence of premiums paid on the redemption of our notes in 2013, the proceeds received from the additional term loans of approximately $33 million, and lower debt financing costs paid in 2014 when compared to 2013, offset partially by decreased borrowings.

Net cash used in financing activities was $6.8 million during 2012. The $54.3 million change in cash used in 2013 compared to 2012 was attributable primarily to the redemption of our notes and associated premiums, decreased borrowings, debt financing costs associated with the Term Loan Credit Facility, and the remittance of dividends to our noncontrolling interests, offset partially by the proceeds received from borrowings on the Term Loan Credit Facility.

Working Capital

We manage our working capital by monitoring key metrics principally associated with inventory, accounts receivable, and accounts payable. Our quarterly average inventory days on hand remained constant at 16 days during the fourth quarter of 2014 and the fourth quarter of 2013. Our inventory levels decreased from $81.3 million at December 31, 2013 to $69.8 million at December 31, 2014, of which $10.4 million related to our joint ventures considered held for sale.

Our accounts receivable balance decreased from $255.7 million as of December 31, 2013 to $230.4 million as of December 31, 2014, of which $29.3 million related to our joint ventures considered held for sale.

Our accounts payable balance decreased from $262.4 million as of December 31, 2013 to $257 million as of December 31, 2014, of which $24.6 million related to our joint ventures considered held for sale. The change reflects primarily the increase of accounts payable related to customer funded tooling, which resulted from the timing of customer funded programs.

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

Our working capital is also impacted by our net position in regard to customer funded tooling with our customers. Tooling costs represent costs incurred by us in the development of new tooling used in the manufacture of our products. Generally, when a customer awards a contract to us, the customer agrees to reimburse us for certain of our tooling costs. As the tooling is developed, we experience cash outflows because we bear the costs and we typically do not receive reimbursement from our customers until the manufacture of the particular program commences. This timing delay causes our working capital to fluctuate between periods due to the timing of the cash inflows and outflows.

On December 31, 2014 and 2013, we had working capital balances of $177.3 million and $94.1 million, respectively.

Sources and Uses of Liquidity

Our available liquidity at December 31, 2014 was $363.7 million, which consisted of $132.5 million of cash on hand, which excludes $16 million of consolidated cash attributable to discontinued operations, and unutilized borrowing availability under our U.S. and foreign credit facilities of $188.3 million and $42.9 million, respectively. A significant portion of our cash balance is located at foreign subsidiaries and is presently being used to fund operations at and investment in those locations. Periodically, we remit cash from our Chinese subsidiaries in the form of dividends. As of December 31, 2013 and 2012, we had available liquidity of approximately $288 million and $171 million, respectively, excluding the cash and unutilized borrowing availability at our discontinued operations.

As of December 31, 2014, we had short-term debt of $30.1 million, of which $20 million related to receivables factoring in Europe, $4.5 million related to other indebtedness in Europe, $4.5 million related to current maturities of our Term Loan Credit Facility, and $1.1 million related to debt in Brazil. Historically, we have been successful in renewing this debt as it becomes due, but we cannot provide assurance that this debt will continue to be renewed or, if renewed, that this debt will continue to be renewed under the same terms. The receivables factoring in Europe consists of uncommitted demand facilities, which are subject to termination at the discretion of the banks, although we have not experienced any terminations by the banks. We believe that we will be able to continue the receivables factoring in Europe.

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

	For the Year Ended December 31,
	2014	2013	2012
Net cash provided by continuing operating activities	$112.6	$127.8	$96.7
Cash disbursed for purchases of property, plant, and equipment, net	(98.4)	(78.0)	(92.3)
Free cash flow	14.2	49.8	4.4
Less: Net cash provided/(disbursed) for customer-owned tooling	(5.3)	15.5	5.0
Adjusted free cash flow	$19.5	$34.3	$(0.6)

Adjusted free cash flow was $19.5 million during 2014, compared to $34.3 million during 2013. The $14.8 million difference in adjusted free cash flow reflects primarily increased capital spending.

Adjusted free cash flow was negative $0.6 million during 2012. The $34.9 million difference in adjusted free cash flow during 2013 compared to 2012 reflects primarily higher Adjusted EBITDA, and lower capital spending.

Debt

As of December 31, 2014, we had outstanding indebtedness, excluding capital lease obligations, of approximately $487.2 million, which consisted of the following:

•	$445 million (net of a $1.6 million discount) indebtedness outstanding under our Term Loan Credit Facility
•	$42.2 million of foreign subsidiary indebtedness

Excluding the debt recorded at our discontinued operations, the debt balance as of December 31, 2014 is not consistent with the average month end indebtedness levels experienced during the year ended December 31, 2014 due to the timing of prepayments on our debt in Brazil.

Term Loan Credit Facility

On April 23, 2013, we and our subsidiaries, Tower Automotive Holdings USA, LLC, Tower Automotive Holdings I, LLC, Tower Automotive Holdings II(a) LLC, Tower Automotive Holdings II(b) LLC and the domestic subsidiary and domestic affiliate guarantors named therein, entered into a Term Loan and Guaranty Agreement (the “Term Loan Credit Agreement”) whereby we obtained a term loan of $420 million. The maturity date for the initial term loan disbursed under the Term Loan Credit Agreement was April 23, 2020.

On July 29, 2013, we further amended the Term Loan and Credit Agreement, by entering into the First Refinancing Term Loan Amendment to Term Loan Credit Agreement (the “First Term Loan Amendment”), by and among Tower Automotive Holdings USA, LLC, as borrower, us, Tower Automotive Holdings I, LLC, Tower Automotive Holdings II(a), LLC, Tower Automotive Holdings II(b), LLC and the subsidiary guarantors named therein, as Guarantors, each of the financial institutions from time to time party thereto as lenders, and Citibank, N.A., as administrative agent for the lenders.

The purpose of the First Term Loan Amendment was to re-price the Term Loan Credit Facility. The maturity date of the Term Loan Credit Facility remains April 23, 2020. The Term Loan Credit Facility bears interest at (i) the Alternate Base Rate (which is the highest of the Prime Rate, the Federal Funds Effective Rate plus 0.50% and the Adjusted LIBO Rate (as each such term is defined in the Term Loan Credit Agreement) for a one month interest period plus 1.00%) plus a margin of 2.75% or (ii) the Adjusted LIBO Rate (calculated by multiplying the applicable LIBOR rate by a statutory reserve rate, with a floor of 1.00%) plus a margin of 3.75%.

In connection with the re-pricing described above, we incurred charges of approximately $4.5 million in the third quarter of 2013 that was recognized as other expense. These charges related to a premium paid by us and expenses associated with the re-pricing.

On January 31, 2014, we amended the Term Loan Credit Agreement by entering into the Second Refinancing Term Loan Amendment and Additional Term Loan Amendment (the “Second Term Loan Amendment”), pursuant to which, among other things, the outstanding term loans under the Term Loan Credit Agreement were refinanced in full, and additional term loans in an aggregate principal amount of approximately $33 million (the “Additional Term Loans”) were disbursed. After giving effect to the disbursement of the Additional Term Loans, there were term loans (the “Term Loans”) in the aggregate principal amount of $450 million outstanding under the Term Loan Credit Agreement. The term loans bear interest at (i) the Alternate Base Rate plus a margin of 2.00% or (ii) the Adjusted LIBO Rate (calculated by multiplying the applicable LIBOR rate by a statutory reserve rate, with a floor of 1.00%) plus a margin of 3.00%.

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

Amended Revolving Credit Facility

On September 17, 2014, we entered into a Third Amended and Restated Revolving Credit and Guaranty Agreement (“Third Amended Revolving Credit Facility Agreement”) by and among Tower Automotive Holdings USA, LLC, us, Tower Automotive Holdings I, LLC, Tower Automotive Holdings II(a), LLC, Tower Automotive Holdings II(b), LLC, the subsidiary guarantors named therein, the financial institutions from time to time party thereto as Lenders, and JPMorgan Chase Bank, N.A. as Issuing Lender, as Swing Line Lender, and as Administrative Agent for the Lenders.

The Third Amended Revolving Credit Facility Agreement amended and restated, in its entirety, the Second Amended Revolving Credit Facility Agreement, dated as of June 19, 2013, by and among the Borrower, its domestic affiliate and domestic subsidiary guarantors named therein, and the lenders party thereto, and the Agent. The Third Amended Revolving Credit Facility Agreement provides for a cash flow revolving credit facility (the “Amended Revolving Credit Facility”) in the aggregate amount of up to $200 million. Our Third Amended Revolving Credit Facility Agreement also provides for the issuance of letters of credit in an aggregate amount not to exceed $50 million, provided that the total amount of credit (inclusive of revolving loans and letters of credit) extended under our Third Amended Revolving Credit Facility Agreement is subject to an overall cap, on any date, of $200 million. We may request the issuance of Letters of Credit denominated in Dollars or Euros. As of December 31, 2014, we had no borrowings outstanding under our Amended Revolving Credit Facility and $11.7 million of letters of credit outstanding under the Third Amended Revolving Credit Facility Agreement. Thus, we could have borrowed an additional $188.3 million under the Third Amended Revolving Credit Facility Agreement as of December 31, 2014, calculated as follows (in millions):

Total Revolving Credit Commitment	$200.0
Borrowings on Amended Revolving Credit Facility	—
Letters of credit outstanding	11.7
Availability on Third Amended Revolving Credit Facility Agreement	$188.3

Advances under our Amended Revolving Credit Facility bear interest at a base rate plus a margin or at LIBOR plus a margin. The applicable margin is determined by our Total Net Leverage Ratio. The applicable margin for the base rate based borrowings as of December 31, 2014 was 1.50%. The applicable margin for the LIBOR based borrowings as of December 31, 2014 was 2.50%. Borrowings outstanding under our Amended

Revolving Credit Facility may vary significantly from time to time, depending on our cash needs at any given time. Our Amended Revolving Credit Facility matures on September 17, 2019.

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

Tender Offer and Senior Secured Notes

On April 23, 2013, we completed a cash tender offer (the “Tender Offer”) whereby we offered to purchase up to $276 million of our outstanding. An aggregate principal amount of $362 million of the notes was validly tendered in the Tender Offer. We accepted for purchase $276 million in aggregate principal amount of the notes at an aggregate purchase price of 113.58% of the principal amount thereof plus accrued and unpaid interest, which resulted in a premium of $37.5 million and a tender fee of $0.7 million that were each recognized as other expense. Because the maximum aggregate principal amount of $276 million for the notes was exceeded, we did not accept all of the notes tendered for purchase. The notes that were tendered but not accepted were promptly returned to the tendering parties. In connection with the repurchase, we accelerated the amortization of the original issue discount and associated debt issue costs by $8.3 million in the second quarter of 2013.

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

Foreign Subsidiary Indebtedness

Our foreign subsidiary indebtedness consists primarily of borrowings in Brazil and Europe and receivables factoring in Europe, which is described above.

Capital and Operating Leases

We maintain capital leases primarily for a manufacturing facility and certain manufacturing equipment. We have several operating leases, including leases for office and manufacturing facilities, as well as certain equipment, with lease terms expiring between the years 2015 and 2021. As of December 31, 2014, our total future operating lease payments amounted to $97.3 million and the present value of minimum lease payments under our capital leases amounted to $8.8 million. As of December 31, 2014, we were committed to making lease payments during 2015 of not less than $22.2 million on our operating leases and not less than $1.1 million on our capital leases.

Capital Expenditures

In general, we are awarded new automotive business two to three years prior to the launch of a particular program. During the pre-launch period, we typically invest significant resources in the form of capital expenditures for the purchase and installation of the machinery and equipment necessary to manufacture the awarded products. Capital expenditures for the years ended December 31, 2014 and 2013 were $98.4 million and $78 million, respectively. The increase reflects primarily an opportunistic conquest award and growth opportunities in Mexico. Our capital spending for 2015 is expected to be approximately $80 million.

Off-Balance Sheet Obligations

In addition to the operating leases described above, our off-balance sheet obligations consist of obligations under our Third Amended Revolving Credit Facility. As of December 31, 2014, letters of credit outstanding were $11.7 million under our Third Amended Revolving Credit Facility.

Covenants

As of December 31, 2014, the Company was in compliance with all financial covenants that govern its credit agreements.

Net Debt

Net debt is a non-GAAP measure that represents total debt less cash and cash equivalents. We regard net debt as a useful measure of our outstanding debt obligations. Our use of the term “net debt” should not be understood to mean that we will use any cash on hand to repay debt. Net debt is calculated as follows (in millions):

	As of December 31,
	2014	2013	2012
Total debt, including capital leases	$496.1	$503.8	$497.0
Less: Cash and cash equivalents	148.6	134.9	113.9
Add: Cash attributable to discontinued operations	16.0	—	—
Net debt	$363.5	$368.9	$383.1

As of December 31, 2014, our net debt was $363.5 million, compared to $368.9 million as of December 31, 2013. The $5.4 million change reflects primarily the favorable free cash flow offset partially by the remittance of dividends to our noncontrolling interests.

As of December 31, 2012, our net debt was $383.1 million. The $14.2 million change from 2012 to 2013 reflects primarily the favorable free cash flow, net proceeds received from the sale of Seojin, and net proceeds received from the sale of property, plant, and equipment, offset partially by the premiums on the redemption of our notes, debt financing costs associated with the Term Loan Credit Agreement, and the de-consolidation of a Chinese joint venture.

Contractual Obligations and Commercial Commitments

Our contractual obligations and commercial commitments as of December 31, 2014 are summarized below (in millions):

	Payments Due by Period
Contractual Obligatons	Total	Less than 1 Year	2 – 3 Years	4 – 5 Years	After 5 Years
Long-term debt (including current portion):
Term Loan Credit Facility	$445.0	$4.5	$9.0	$9.0	$422.5
Other subsidiary indebtedness	42.2	25.6	12.6	2.8	1.2
Cash interest payments	94.3	18.9	35.1	32.3	8.0
Pension contributions(a)	42.5	9.4	11.6	4.5	17.0
Expected tax payments(b)	5.4	1.6	1.1	1.3	1.4
Capital and tooling purchase obligations(c)	78.3	78.3	—	—	—
Capital lease obligations(d)	10.1	1.6	2.9	5.6	—
Operating leases	97.3	22.2	36.9	27.2	11.0
Total contractual obligations at December 31, 2014	$815.1	$162.1	$109.2	$82.7	$461.1

(a)	Represents expected future contributions required to fund our pension plan, based on current actuarial assumptions.
(b)	Represents payments expected to be made to various governmental agencies relating to certain tax positions taken pursuant to FASB ASC No. 450, Accounting for Uncertain Tax Positions.

(c)	Represents obligations under executory purchase orders related to capital and tooling expenditures.
(d)	Represents principal and interest payments on our capital lease obligations.

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

We enter into agreements to produce products for our customers at the beginning of a given vehicle program’s life. Once such agreements are entered into, we are obligated to fulfill the customers’ purchasing requirements for the entire production period of the vehicle programs, which range from three to ten years, and generally, we have no provisions to terminate such contracts. Additionally, we monitor the aging of uncollected billings and adjust the accounts receivable allowance on a quarterly basis, as necessary, based upon its probability of collection. The adjustments we have made due to the write-off of uncollectible amounts have been negligible for all periods presented.

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

At December 31, 2014, the carrying value and estimated fair value of our total debt was $487.2 million and $481.7 million, respectively. At December 31, 2013, the carrying value and estimated fair value of our total debt was $492.6 million and $497.8 million, respectively. The majority of our debt at December 31, 2014 and 2013 was comprised of the Term Loan Credit Facility, which can be traded between financial institutions. Accordingly, this debt has been classified as Level 2. The fair value was determined based upon quoted values. The remainder of our debt, primarily consisting of foreign subsidiary indebtedness, is asset-backed and is classified as Level 3. As this debt carries variable rates and minimal credit risk, the book values approximate the fair values.

We have foreign currency exchange hedges that were measured at fair value on a recurring basis at December 31, 2014 and 2013 and an interest rate swap that was measured at fair value on a recurring basis at December 31, 2014. At December 31, 2014, the foreign currency exchange hedge (net investment hedge) had an asset fair value of $3.6 million. The interest rate swap (not designated for hedge accounting) had a liability fair value of $0.3 million. These instruments are recorded in other assets, net or other non-current liabilities in our Consolidated Balance Sheets and are measured using Level 2 observable inputs. The fair values of these instruments are determined with the assistance of third-party valuation models. Derivative financial instruments had an immaterial impact on the Consolidated Financial Statements for the year ended December 31, 2013.

Most derivative contracts are not listed on an exchange and require the use of valuation models. Consistent with FASB ASC No. 820, we attempt to maximize the use of observable market inputs in our models. When observable inputs are not available, we default to unobservable inputs.

The following table provides each major category of assets and liabilities measured at fair value on a nonrecurring basis during the year ended December 31, 2014 (in millions):

	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Total gains/(losses)
	Level 1	Level 2	Level 3
Long-lived assets held for sale	Not applicable	Not applicable	$58.8	$(25.2)
Goodwill	Not applicable	Not applicable	$—	$(2.3)

For the year ended December 31, 2014, in accordance with FASB ASC No. 360, Property, Plant, & Equipment, long-lived assets of one of the joint ventures held for sale, with a carrying amount of $78.2 million, were written down to their fair value of $56.3 million, less estimated costs to sell of $1 million, resulting in a loss of $22.9 million, which is included in income/(loss) from discontinued operations, net of tax for the year ended December 31, 2014.

For the year ended December 31, 2014, in accordance with FASB ASC No. 360, Property, Plant, & Equipment, long-lived assets held for sale, with a carrying amount of $4.8 million, were written down to their fair value of $2.5 million, less costs to sell, resulting in a loss of $2.3 million, which is included in restructuring and asset impairment charges, net, in our Consolidated Statements of Operations for the year ended December 31, 2014. Fair value of the assets was determined using a third party appraisal based on current market conditions.

For the year ended December 31, 2014, in accordance with FASB ASC No. 350, Intangibles — Goodwill and Other, goodwill with a carrying amount of $2.3 million was written down to its fair value of $0 million, resulting in a loss of $2.3 million, which is included in restructuring and asset impairment charges, net in our Consolidated Statements of Operations for the year ended December 31, 2014. Fair value of the assets was determined using the income approach based on projected debt free cash flow, which is discounted to the present value using discount factors that consider the timing and risk of cash flows.

The following table provides each major category of assets and liabilities measured at fair value on a nonrecurring basis during the year ended December 31, 2013 (in millions):

	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Total gains/(losses)
	Level 1	Level 2	Level 3
Long-lived assets held for sale	Not applicable	Not applicable	$12.0	$(10.4)

For the year ended December 31, 2013, in accordance with FASB ASC No. 360, Property, Plant, & Equipment, long-lived assets held for sale with a carrying amount of $22.4 million were written down to their fair value of $12 million, resulting in a loss of $10.4 million, which was included in our Consolidated Statements of Operations for the year ended December 31, 2013. Fair value of the assets was determined using a third party appraisal based on current market conditions.

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

For the year ended December 31, 2012, long-lived assets held for sale with a carrying amount of $0.6 million were written down to their fair value of $0 million, resulting in a loss of $0.6 million, which was included in our Consolidated Statements of Operations for the year ended December 31, 2012.

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

The results of our 2014 annual goodwill impairment analysis, completed as of December 31 2014, coupled with continued automotive production and economic uncertainty, indicated that the carrying value of the South American reporting unit was more than its fair value and as a result, we recorded an impairment charge of $2.3 million. This impairment charge is presented in the Consolidated Statements of Operations as restructuring and asset impairment charges, net. The results of our 2014 annual goodwill impairment analysis indicated that the fair value of the Europe reporting unit was substantially in excess of its carrying value; thus, no impairment existed at December 31, 2014.

The results of our 2013 annual goodwill impairment analysis, completed as of December 31, 2013, indicated that the carrying values of the Europe and South America reporting units were less than their respective fair values; thus, no impairment existed at the measurement date.

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

Pre-production Tooling

Tooling represents costs incurred by us in the development of new tooling used in the manufacture of our products. All pre-production tooling costs incurred for tools that we will not own and that will be used in producing products supplied under long-term supply agreements are expensed as incurred, unless the supply agreement provides us with the noncancellable right to use the tools or the reimbursement of such costs is contractually guaranteed by the customer. Generally, the customer agrees to reimburse us for certain of our tooling costs at the time the customer awards a contract to us. Any gain recognized, which is defined as the excess of reimbursement over cost, is amortized over the life of the program. If estimated costs are expected to be in excess of reimbursement, a loss is recorded in the period in which the loss is estimated.

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

The calculations of the projected pension benefit obligation and other postretirement benefits obligation and the associated expenses are based upon certain assumptions made by third party actuaries. These assumptions include, among others, the discount rate, expected long-term rate of return on plan assets, mortality rates, and expected increases in compensation and healthcare costs. Refer to Note 9 to our Consolidated Financial Statements for a description of assumptions made. In accordance with GAAP, actual results that differ from these assumptions are accumulated and amortized over future periods and therefore, generally affect the expense recognized and obligation recorded in future periods. While we believe the current assumptions are appropriate based on available information, significant differences in actual experience or significant changes in assumptions may materially affect the projected pension obligation and other postretirement obligations, as well as the related future expenses.

Our Pension Plan and other postretirement costs are calculated based upon a number of actuarial assumptions, most notably the discount rates used to calculate our projected pension benefit obligations in 2014 and 2013, which were 3.65% and 4.50%, respectively, and the discount rates used in the calculation of our postretirement benefit obligations in 2014 and 2013, which were 3.75% and 4.70%, respectively. The discount rates used in the calculations are established based upon the results of a yield curve analysis performed annually by a third party, which calculates a yield to maturity that mirrors the timing and amounts of future benefit payments. The measurement dates of our post retirement plans are December 31 of each year.

The expected long-term rate of return assumptions are based upon modeling studies completed with the assistance of our actuaries and investment consultants. These models take into account inflation, asset class returns, and bond yields for both domestic and foreign markets. These studies, along with the history of returns for the Pension Plan, indicate that expected future returns, weighted by asset allocation, supported an expected long-term asset return assumption of 7.4% for 2014 and 2013.

Based on our assumptions as of December 31, 2014, a change in the discount rate or the expected long-term rate of return assumptions, holding all other assumptions constant, would have the following impact on our projected pension benefit obligation and net periodic benefit cost on an annual basis:

	Impact on Net Periodic Benefit Cost
	Increase	Decrease
.25% change in discount rate	$315,430	$(334,318)
.25% change in expected long-term rate of return	(487,070)	487,071

	Impact on Projected Pension Benefit Obligation
	Increase	Decrease
.25% change in discount rate	$(7,284,865)	$7,628,620

Our Pension Plan provides benefits for certain current and former U.S. employees. Benefits under the Pension Plan were frozen in October 2006. We incurred expenses of $2 million during the year ended December 31, 2014, which includes the actuarial pension loss recorded in the fourth quarter of 2014 of $4.2 million. We generated income of $2.1 million during the year ended December 31, 2013 and incurred expenses of $19.7 million during the year ended December 31, 2012, which includes actuarial losses recognized of $19.2 million for the year ended December 31, 2012. We anticipate that we will have approximately $2.9 million of pension income in 2015, excluding any actuarial gain or loss, and we expect to contribute $9.4 million to our Pension Plan in 2015. It is difficult to reliably forecast whether a mark-to-market adjustment for net actuarial gains or losses will be required in 2015 and the amount of such an adjustment, if one is required. Mark-to-market adjustments are primarily driven by events and circumstances beyond our control, including changes in interest rates and the performance of financial markets. To the extent discount rates decrease or the value of our Pension Plan’s investments decrease, mark-to market charges to operations may be recorded during the fourth quarter of 2015, if the actuarial gain or loss is in excess of the corridor.

We anticipate our other post-employment benefit expense to be approximately $0.8 million and we expect to make benefit payments of $0.5 million in 2015. Refer to Note 9 to our Consolidated Financial Statements for further information regarding pension and other postretirement benefits.

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

Interest Rate Risk

At December 31, 2014, we had total debt, excluding capital leases, of $487.2 million (net of a $1.6 million discount), consisting of floating rate debt of $268 million (55%) and fixed rate debt of $219.2 million (45%) taking into account our $200 million variable rate to fixed rate swap. Assuming no changes in the monthly average variable rate debt levels of $281 million for the year ended December 31, 2014, we estimate that a hypothetical change of 100 basis points in the LIBOR and alternative base rate would have no significant impact on interest expense due to the LIBOR floor in our Term Loan.

On October 17, 2014, we entered into a $200 million variable rate to fixed rate interest swap for a portion of our Term Loan. The maturity date for this swap instrument is April 16, 2020. The interest rate is fixed at 3.97% per annum but the fair value of the swap will fluctuate with changes in interest rates.

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

Our strategy for managing currency risk relies primarily upon conducting business in a foreign country in that country’s currency. We may, from time to time, also participate in hedging programs intended to reduce our exposure to currency fluctuations. We believe that the effect of a 100 basis point movement in foreign currency rates against the U.S. dollar would not have materially impacted the results of our operations, our cash flows, or our stockholders’ equity for the year ended December 31, 2014.

On October 17, 2014, we entered into a €157.1 million cross currency swap to hedge our net investment in our European subsidiaries based on the U.S. dollar/Euro exchange spot rate of $1.2733 which was the prevailing rate at the time of the transaction. The maturity date for this swap instrument is April 16, 2020.

Inflation

Despite recent declines, we have experienced a continued rise in inflationary pressures impacting certain commodities, such as petroleum-based products, resins, yarns, ferrous metals, base metals, and certain chemicals. Additionally, because we purchase various types of equipment, raw materials, and component parts from our suppliers, we may be adversely impacted by their inability to adequately mitigate inflationary, industry, or economic pressures. The overall condition of our supply base may possibly lead to delivery delays, production issues, or delivery of non-conforming products by our suppliers in the future. As such, we continue to monitor our vendor base for the best sources of supply and we continue to work with those vendors and customers to mitigate the impact of inflationary pressures.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Tower International, Inc.
Livonia, MI

We have audited the accompanying consolidated balance sheets of Tower International, Inc. and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income/(loss), equity/(deficit), and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Tower International, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2015, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Detroit, MI
February 27, 2015

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	December 31, 2014	December 31, 2013
ASSETS
Cash and cash equivalents	$148,561	$134,880
Accounts receivable, net of allowance of $1,181 and $2,071	230,377	255,674
Inventories (Note 3)	69,775	81,278
Deferred tax asset – current	6,900	8,649
Assets held for sale (Note 5)	141,295	—
Prepaid tooling, notes receivable, and other	41,986	44,896
Total current assets	638,894	525,377
Property, plant, and equipment, net (Note 3)	451,126	549,605
Goodwill (Note 3)	56,691	66,976
Investment in joint venture (Note 14)	7,752	8,624
Deferred tax asset – non-current	3,608	3,732
Other assets, net	24,845	28,679
Total assets	$1,182,916	$1,182,993
LIABILITIES AND EQUITY
Short-term debt and current maturities of capital lease obligations (Note 6)	$31,139	$39,704
Accounts payable	257,011	262,425
Accrued liabilities	105,772	129,167
Liabilities held for sale (Note 5)	67,707	—
Total current liabilities	461,629	431,296
Long-term debt, net of current maturities (Note 6)	457,179	454,073
Obligations under capital leases, net of current maturities (Note 6)	7,740	10,013
Deferred tax liability – non-current	12,972	14,381
Pension liability (Note 9)	68,637	54,915
Other non-current liabilities	74,981	81,446
Total non-current liabilities	621,509	614,828
Total liabilities	1,083,138	1,046,124
Commitments and contingencies (Note 15)
Stockholders' equity:
Tower International, Inc.'s stockholders' equity Preferred stock, $0.01 par value, 50,000,000 authorized and 0 issued and outstanding	—	—
Common stock, $0.01 par value, 350,000,000 authorized, 21,393,592 issued and 20,752,226 outstanding at December 31, 2014 and 21,079,027 issued and 20,472,637 outstanding at December 31, 2013	214	211
Additional paid in capital	335,338	327,998
Treasury stock, at cost, 641,366 and 606,390 shares as of December 31, 2014 and December 31, 2013	(9,516)	(8,594)
Accumulated deficit	(235,971)	(257,487)
Accumulated other comprehensive income/(loss) (Note 3)	(46,914)	12,247
Total Tower International, Inc.'s stockholders' equity	43,151	74,375
Noncontrolling interests in subsidiaries	56,627	62,494
Total stockholders' equity	99,778	136,869
Total liabilities and stockholders' equity	$1,182,916	$1,182,993

The accompanying notes are an integral part of these Consolidated Financial Statements.

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share amounts)

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Revenues	$2,067,771	$1,966,492	$1,925,803
Cost of sales	1,838,578	1,736,176	1,729,521
Gross profit	229,193	230,316	196,282
Selling, general, and administrative expenses	132,635	132,804	133,185
Amortization expense	1,544	2,793	4,579
Restructuring and asset impairment charges, net (Note 4)	14,248	21,198	10,738
Operating income	80,766	73,521	47,780
Interest expense	34,767	51,405	55,191
Interest income	534	739	569
Other expense (Note 6)	87	48,448	—
Income/(loss) before provision for income taxes and equity in loss of joint venture	46,446	(25,593)	(6,842)
Provision for income taxes (Note 8)	9,272	178	13,752
Equity in loss of joint venture, net of tax (Note 14)	(651)	(558)	—
Income/(loss) from continuing operations	36,523	(26,329)	(20,594)
Income/(loss) from discontinued operations, net of tax (Note 5)	(9,436)	10,265	45,602
Net income/(loss)	27,087	(16,064)	25,008
Less: Net income attributable to the noncontrolling interests	5,571	4,211	6,976
Net income/(loss) attributable to Tower International, Inc.	$21,516	$(20,275)	$18,032
Weighted average basic shares outstanding	20,662,425	20,387,168	20,080,839
Weighted average diluted shares outstanding	21,391,000	20,387,168	20,080,839
Basic income/(loss) per share attributable to Tower International, Inc.:
Income/(loss) per share from continuing operations (Note 10)	$1.50	$(1.50)	$(1.37)
Income/(loss) per share from discontinued operations (Note 10)	(0.46)	0.50	2.27
Income/(loss) per share (Note 10)	1.04	(0.99)	0.90
Diluted income/(loss) per share attributable to Tower International, Inc.:
Income/(loss) per share from continuing operations (Note 10)	$1.45	$(1.50)	$(1.37)
Income/(loss) per share from discontinued operations (Note 10)	(0.44)	0.50	2.27
Income/(loss) per share (Note 10)	1.01	(0.99)	0.90

The accompanying notes are an integral part of these Consolidated Financial Statements.

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(Amounts in thousands)

	Year Ended December 31,
	2014	2013	2012
Net income/(loss)	$27,087	$(16,064)	$25,008
Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustments (net of tax of $0 million)	(33,436)	8,947	1,298
Change in defined benefit plans (net of tax of $0 million, $10.8 million, and $0 million)	(26,857)	17,517	(1,375)
Unrealized gain/(loss) on qualifying cash flow hedge (net of tax of $0 million)	(117)	165	(60)
Other comprehensive income/(loss)	(60,410)	26,629	(137)
Comprehensive income/(loss)	(33,323)	10,565	24,871
Less: Comprehensive income attributable to the noncontrolling interests	4,322	6,109	8,073
Comprehensive income/(loss) attributable to Tower International, Inc.	$(37,645)	$4,456	$16,798

The accompanying notes are an integral part of these Consolidated Financial Statements.

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
OPERATING ACTIVITIES:
Net income / (loss)	$27,087	$(16,064)	$25,008
Less: Income / (loss) from discontinued operations, net of tax	(9,436)	10,265	45,602
Income / (loss) from continuing operations	36,523	(26,329)	(20,594)
Adjustments required to reconcile income / (loss) from continuing operations to net cash provided by operating activities:
Asset impairment charges	4,558	11,227	575
Term Loan re-pricing fees	87	—	—
Premium on notes redemption and other fees	—	48,448	—
Deferred income tax provision / (benefit)	(198)	(9,688)	10,156
Depreciation and amortization	87,241	88,838	89,902
Non-cash share-based compensation	4,712	4,743	9,613
Pension expense / (income), net of contributions	(11,275)	(17,131)	2,568
Change in working capital and other operating items	(9,077)	27,682	4,525
Net cash provided by continuing operating activities	$112,571	$127,790	$96,745
INVESTING ACTIVITIES:
Cash disbursed for purchases of property, plant, and equipment, net	$(98,440)	$(78,034)	$(92,334)
Net proceeds from sale of property, plant, and equipment	—	12,040	—
Investment in joint venture	(760)	(6,293)	—
Net cash used in continuing investing activities	$(99,200)	$(72,287)	$(92,334)
FINANCING ACTIVITIES:
Proceeds from borrowings	$131,313	$547,944	$634,650
Repayments of borrowings	(154,928)	(598,457)	(638,281)
Proceeds from borrowings on Term Loan Credit Facility	33,145	417,900	—
Debt financing costs	(3,595)	(10,878)	—
Redemption of notes	—	(361,992)	—
Premium paid on notes redemption and other fees	—	(43,078)	—
Premium paid on re-pricing of Term Loan Credit Facility and other fees	—	(4,318)	—
Secondary stock offering transaction costs	(75)	(814)	—
Proceeds from stock options exercised	2,631	2,226	—
Purchase of treasury stock	(922)	(297)	(3,167)
Noncontrolling interest dividends	(10,189)	(9,329)	—
Net cash used in continuing financing activities	$(2,620)	$(61,093)	$(6,798)
Discontinued operations:
Net cash from discontinued operating activities	$8,579	$25,558	$(5,980)
Net cash from discontinued investing activities	554	1,732	(78,789)
Net cash from discontinued financing activities	(711)	(4,491)	61,988
Net cash from discontinued operations	$8,422	$22,799	$(22,781)
Effect of exchange rate changes on continuing cash and cash equivalents	$(5,492)	$3,728	$4,127
NET CHANGE IN CASH AND CASH EQUIVALENTS	$13,681	$20,937	$(21,041)
CASH AND CASH EQUIVALENTS:
Beginning of period	$134,880	$113,943	$134,984
End of period	$148,561	$134,880	$113,943
Supplemental Cash Flow Information:
Interest paid, net of amounts capitalized	$26,506	$46,160	$51,311
Income taxes paid	9,904	9,586	6,372
Non-cash Investing Activities:
Capital expenditures in liabilities for purchases of property, plant, and equipment	$4,755	$3,802	$6,426
Contribution of joint venture	—	—	12,097

The accompanying notes are an integral part of these Consolidated Financial Statements.

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY/(DEFICIT)
(Amounts in thousands, except per share data)

	Common Stock Units/Shares	Amount	Additional Paid-in Capital	Treasury Stock	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity/(Deficit) Attributable to Tower International, Inc.	Noncontrolling Interest Amount	Total Equity (Deficit)
Balance at December 31, 2011	19,683,032	$200	$311,427	$(5,130)	$(255,244)	$(11,250)	$40,003	$57,457	$97,460
Net income	—	—	—	—	18,032	—	18,032	6,976	25,008
Other comprehensive income/(loss)	—	—	—	—	—	(1,234)	(1,234)	1,097	(137)
Total comprehensive income	—	—	—	—	—	—	16,798	8,073	24,871
Vesting of RSUs	847,022	8	(8)	—	—	—	—	—	—
Treasury stock	(282,920)	—	—	(3,167)	—	—	(3,167)	—	(3,167)
Share-based compensation expense	—	—	9,613	—	—	—	9,613	—	9,613
Formation of Chinese Joint Ventures	—	—	—	—	—	—	—	12,097	12,097
Balance at December 31, 2012	20,247,134	$208	$321,032	$(8,297)	$(237,212)	$(12,484)	$63,247	$77,627	$140,874
Net income/(loss)	—	—	—	—	(20,275)	—	(20,275)	4,211	(16,064)
Other comprehensive income	—	—	—	—	—	24,731	24,731	1,898	26,629
Total comprehensive income	—	—	—	—	—	—	4,456	6,109	10,565
Vesting of RSUs	69,858	1	(1)	—	—	—	—	—	—
Stock options exercised	178,744	2	2,224	—	—	—	2,226	—	2,226
Treasury stock	(23,099)	—	—	(297)	—	—	(297)	—	(297)
Share-based compensation expense	—	—	4,743	—	—	—	4,743	—	4,743
Noncontrolling interest dividends	—	—	—	—	—	—	—	(9,329)	(9,329)
De-consolidation of Chinese Joint Venture	—	—	—	—	—	—	—	(11,913)	(11,913)
Balance at December 31, 2013	20,472,637	$211	$327,998	$(8,594)	$(257,487)	$12,247	$74,375	$62,494	$136,869
Net income	—	—	—	—	21,516	—	21,516	5,571	27,087
Other comprehensive loss	—	—	—	—	—	(59,161)	(59,161)	(1,249)	(60,410)
Total comprehensive income/(loss)	—	—	—	—	—	—	(37,645)	4,322	(33,323)
Vesting of RSUs	106,214	1	(1)	—	—	—	—	—	—
Stock options exercised	208,351	2	2,629	—	—	—	2,631	—	2,631
Treasury stock	(34,976)	—	—	(922)	—	—	(922)	—	(922)
Share-based compensation expense	—	—	4,712	—	—	—	4,712	—	4,712
Noncontrolling interest dividends	—	—	—	—	—	—	—	(10,189)	(10,189)
Balance at December 31, 2014	20,752,226	$214	$335,338	$(9,516)	$(235,971)	$(46,914)	$43,151	$56,627	$99,778

The accompanying notes are an integral part of these Consolidated Financial Statements.

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Business

Tower International, Inc. and its subsidiaries (collectively referred to as the “Company” or “Tower International”), is a leading integrated global manufacturer of engineered automotive structural metal components and assemblies, primarily serving original equipment manufacturers (“OEMs”), including Ford, Volkswagen Group, Chrysler, Volvo, Nissan, Fiat, Daimler, Toyota, Chery, BMW, and Honda. Products include body structures, assemblies and other chassis, structures, and lower vehicle systems and suspension components for small and large cars, crossovers, pickups, and sport utility vehicles (“SUVs”). Including both wholly owned subsidiaries and majority owned subsidiaries, the Company has strategically located production facilities in the United States, Germany, Brazil, Belgium, Slovakia, China, Italy, Poland, Mexico, and the Czech Republic, supported by engineering and sales locations in the United States, Germany, Italy, Brazil, Japan, China, and India.

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

All references to the Company in these notes for periods prior to the effective date of the Corporate Conversion are to Tower Automotive, LLC and its subsidiaries. All references to the Company in these notes for periods subsequent to the effective date of the Company’s Corporate Conversion are to Tower International, Inc. and its subsidiaries.

The results of the Company’s South Korean subsidiary and the results of its Changchun Tower Golden Ring Automotive Products Co., Ltd. (“TGR”) and Xiangtan DIT Automotive Products Co. and Ltd. (“Xiangtan”) joint ventures in China are presented as discontinued operations in the Company’s Consolidated Financial Statements, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 205, Discontinued Operations. Refer to Note 5 for additional information regarding the Company’s discontinued operations.

Accounting Pronouncements

Presentation of Financial Statements and Property, Plant, and Equipment

In April 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU No. 2014-08 amends the definition of a discontinued operation in ASC No. 205-20 and requires entities to provide additional disclosures about disposal transactions that do not meet the discontinued-operations criteria. The ASU is effective for all disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years, with early adoption permitted. As of December 31, 2014, the Company has not adopted ASU No. 2014-08.

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

Presentation of Financial Statements — Going Concern

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements — Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. In connection with preparing financial statements for each annual and interim reporting period, ASU No. 2014-15 requires management to perform interim and annual evaluations of whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued, or within one year after the date that the financial statements are available to be issued, when applicable. The ASU is effective for annual reporting periods ending after December 15, 2016 and interim periods within annual reporting periods after December 15, 2016, with early application permitted. As of December 31, 2014, the Company has not adopted ASU No. 2014-15. The adoption of ASU No. 2014-15 is not expected to have a material impact on the Company’s Consolidated Financial Statements.

Other Comprehensive Income

In February 2013, the FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”. Under ASU No. 2013-02, an entity is required to provide information about the amounts reclassified out of accumulated other comprehensive income (“AOCI”) by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes thereto, significant amounts reclassified out of AOCI, by the respective line items of net income, but, only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. ASU No. 2013-02 did not change the existing requirements for reporting net income or other comprehensive income in the financial statements. The Company elected to present information about the amounts reclassified out of AOCI by component in the notes to the Company’s Consolidated Financial Statements. The Company’s adoption of the revised guidance on January 1, 2013 did not have a material impact on the Company’s Consolidated Financial Statements. Refer to Note 3 for information about the amounts reclassified out of AOCI, by component.

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

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Significant Accounting Policies  – (continued)

c. Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts receivable, which represents its estimate of losses inherent in trade receivables. The Company provides an allowance for specific customer accounts where collection is doubtful based on historical collection and write-off experience. The Company will also take into consideration unique factors and provide an allowance, if necessary. Bad debt expense is not material for any period presented.

d. Inventories

Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method. Maintenance, repair, and non-productive inventory, which are considered consumables, are expensed when acquired and included in the Consolidated Statements of Operations as cost of sales. Inventories consist of the following (in thousands):

	December 31, 2014	December 31, 2013
Raw materials	$32,237	$36,139
Work in process	15,136	19,650
Finished goods	22,402	25,489
Total inventory	$69,775	$81,278

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

When the part for which tooling has been developed reaches a production-ready status, the Company is reimbursed by its customer for the cost of the tooling, at which time the tooling becomes the property of the customer. The Company has certain other tooling costs related to tools the Company has the contractual right to use during the life of the supply arrangement, which are capitalized and amortized over the life of the related product program. Customer-owned tooling is included in the Consolidated Balance Sheets in prepaid tooling, notes receivable, and other, while company-owned and other tooling is included in other assets, net.

The components of capitalized tooling costs are as follows (in thousands):

	December 31, 2014	December 31, 2013
Customer-owned tooling, net	$22,735	$13,111
Company-owned tooling	174	3,113
Total tooling, net	$22,909	$16,224

Any gain recognized, which is defined as the excess of reimbursement over cost, is amortized over the life of the program. If estimated costs are expected to be in excess of reimbursement, a loss is recorded in the period in which the loss is estimated.

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Significant Accounting Policies  – (continued)

f. Property, Plant, and Equipment

Property, plant, and equipment are recorded at cost, less accumulated depreciation. Depreciation expense was $85.7 million, $86 million, and $85.3 million for the years ended December 31, 2014, 2013, and 2012, respectively. Depreciation is computed using the straight-line method over the following estimated useful lives of assets:

Buildings and improvements	32 to 40 years
Machinery and equipment	3 to 20 years

Leasehold improvements are amortized over the shorter of 10 years or the remaining lease term at the date of acquisition of the leasehold improvement.

Interest is capitalized during the preparation of facilities for product programs and is amortized over the estimated lives of the programs. Interest of $1.2 million, $0.9 million, and $1.4 million was capitalized in 2014, 2013, and 2012, respectively.

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

Property, plant, and equipment consist of the following (in thousands):

	December 31, 2014	December 31, 2013
Cost:
Land	$19,135	$20,966
Buildings and improvements	208,055	233,318
Machinery and equipment	823,951	909,090
Construction in progress	52,391	63,453
Property, plant, and equipment, gross	1,103,532	1,226,827
Less: accumulated depreciation	(652,406)	(677,222)
Property, plant, and equipment, net	$451,126	$549,605

g. Asset Retirement Obligations

FASB ASC No. 410, Asset Retirement and Environmental Obligations, requires the recognition of a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated. An asset retirement obligation is a legal obligation to perform certain activities in connection with the retirement, disposal, or abandonment of tangible long-lived assets. The fair value of a conditional asset retirement obligation should be recognized when incurred, generally upon acquisition, construction, or development and through the normal operation of the asset. Uncertainty about the timing or method of settlement of a conditional asset retirement should be factored into the measurement of the liability. The liability is measured at fair value and is adjusted to its present value in subsequent periods. The Company’s asset retirement obligations are primarily associated with renovating, upgrading, and returning leased property to the lessor, in accordance with the requirements of the lease.

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Significant Accounting Policies  – (continued)

Asset retirement obligations are included in other non-current liabilities in the Consolidated Balance Sheets. The following table reconciles the Company’s asset retirement obligations as of December 31, 2014 and 2013 (in thousands):

	December 31, 2014	December 31, 2013
Beginning balance	$16,177	$13,793
Accretion expense	1,371	1,195
Liabilities settled	(852)	(148)
Change in estimate	440	1,337
Ending balance	$17,136	$16,177

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

i. Goodwill and Other Intangible Assets

Goodwill represents the excess of the cost of an acquisition over the fair value of net assets acquired. Goodwill is not amortized, but it is tested for impairment on, at a minimum, an annual basis. In accordance with FASB ASC No. 350, Intangibles — Goodwill and Other, a two-step process is utilized in reviewing for impairment. The first step in the process requires the identification of reporting units and comparison of the fair value of each reporting unit to its respective carrying value. The Company has identified its reporting units as Europe, Asia, North America, and South America, however, goodwill only exists at the Europe and South America units. If the carrying value of a unit is less than its fair value, no impairment is deemed to exist and step two is not necessary. If the carrying value of a unit is greater than its fair value, step two is required. The second step in the impairment review process requires the computation of impairment by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of its goodwill. In accordance with FASB ASC No. 350, which requires goodwill be tested for impairment annually and at the same time each year, the Company performs an annual impairment review at year-end. The Company will also test goodwill for impairment when an event occurs or circumstances change such that it is reasonably possible that impairment may exist.

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

The results of the Company’s 2014 annual goodwill impairment analysis, completed as of December 31 2014, coupled with continued automotive production and economic uncertainty, indicated that the carrying value of the South American reporting unit was more than its fair value and as a result, the Company recorded an impairment charge of $2.3 million. This impairment charge is presented in the Consolidated Statements of Operations as restructuring and asset impairment charges, net. The results of the Company’s 2014 annual goodwill impairment analysis indicated that the fair value of the Europe reporting unit was substantially in excess of its carrying value: thus, no impairment existed at December 31, 2014.

The results of the Company’s 2013 annual goodwill impairment analysis, completed as of December 31 2013, indicated that the carrying value of the Europe and South America reporting units was less than their respective fair values; thus, no impairment existed at either date.

The change in the carrying amount of goodwill is set forth below by reportable segment and on a consolidated basis (in thousands):

	International	Americas	Consolidated
Balance at December 31, 2012	$61,826	$2,967	$64,793
Currency translation adjustment	2,577	(394)	2,183
Balance at December 31, 2013	64,403	2,573	66,976
Currency translation adjustment	(7,712)	(281)	(7,993)
Impairments	—	(2,292)	(2,292)
Balance at December 31, 2014	$56,691	$—	$56,691

The Company had certain intangible assets that were related to customer relationships in Europe and Brazil. The intangible assets in Europe and Brazil had definite lives and were amortized on a straight-line basis over the estimated lives of the related assets, which approximated the recognition of related revenues. Intangible assets are recorded in the Consolidated Balance Sheets as other assets, net. The Company incurred amortization expense of $1.5 million, $2.8 million, and $4.6 million for the years ended December 31, 2014, 2013, and 2012, respectively. These intangible assets became fully amortized during the third quarter of 2014 and as such, no further amortization expense related to these intangibles will be incurred beyond 2014.

The following table presents information about the Company’s intangible assets as of December 31, 2014 and 2013, respectively (in thousands):

	Weighted Average Life	As of December 31, 2014		As of December 31, 2013
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible:
Europe	7 years	$16,033	$16,033	$16,038	$14,866
Brazil	7 years	5,455	5,455	5,443	5,078
Total		$21,488	$21,488	$21,481	$19,944

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Significant Accounting Policies  – (continued)

j. Derivative Financial Instruments

Periodically, the Company uses derivative financial instruments to manage interest rate risk and net investment risk in foreign operations, and to limit exposure of foreign currency fluctuations related to certain intercompany payments. The Company is not a party to leveraged derivatives and does not enter into derivative financial instruments for trading or speculative purposes. Under FASB ASC No. 815, Derivatives and Hedging, all derivatives are recorded at fair value.

The Company formally documents hedge relationships, including the identification of the hedging instruments and the hedged items, as well as the risk management objectives and strategies for undertaking the hedge transaction. To the extent that derivative instruments qualify, and are designated as, cash flow or net investment hedges, the effective portion is recorded as a component of AOCI and the ineffective portion is recorded as interest expense. All hedges are presented in the Consolidated Balance Sheets at fair value as other assets, net or other non-current liabilities with a corresponding offset to AOCI. The Company also formally assesses whether a derivative used in a hedging transaction is highly effective in offsetting changes in either the fair value or cash flows of the hedged item at inception and on a quarterly basis, thereafter. If the Company determines that a derivative ceases to be an effective hedge, it will discontinue hedge accounting.

k. Fair Value of Financial Instruments

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

At December 31, 2014, the carrying value and estimated fair value of the Company’s total debt was $487.2 million and $481.7 million, respectively. At December 31, 2013, the carrying value and estimated fair value of the Company’s total debt was $492.6 million and $497.8 million, respectively. The majority of the Company’s debt at December 31, 2014 and 2013 was comprised of the Term Loan Credit Facility, which can be traded between financial institutions. Accordingly, this debt has been classified as Level 2. The fair value was determined based upon quoted values. The remainder of the Company’s debt, primarily consisting of foreign subsidiary indebtedness, is asset-backed and is classified as Level 3. As this debt carries variable rates and minimal credit risk, the book values approximate the fair values.

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Significant Accounting Policies  – (continued)

The Company has foreign currency exchange hedges that were measured at fair value on a recurring basis at December 31, 2014 and 2013 and an interest rate swap that was measured at fair value on a recurring basis at December 31, 2014. These instruments are recorded in other assets, net or other non-current liabilities in the Company’s Consolidated Balance Sheets and the fair value is measured using Level 2 observable inputs such as foreign currency exchange rates, swap rates, cross currency basis swap spreads and interest rate spreads. At December 31, 2014, the foreign currency exchange hedge (net investment hedge of our European subsidiaries) had an asset fair value of $3.6 million. The interest rate swap (not designated for hedge accounting) had a liability fair value of $0.3 million. Derivative financial instruments had an immaterial impact on the Consolidated Financial Statements for the year ended December 31, 2013.

The following table provides each major category of assets and liabilities measured at fair value on a nonrecurring basis during the year ended December 31, 2014 (in millions):

	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Total gains/(losses)
	Level 1	Level 2	Level 3
Long-lived assets held for sale	Not applicable	Not applicable	$58.8	$(25.2)
Goodwill	Not applicable	Not applicable	$—	$(2.3)

For the year ended December 31, 2014, in accordance with FASB ASC No. 360, Property, Plant, & Equipment, long-lived assets of one of the joint ventures held for sale, with a carrying amount of $78.2 million, were written down to their fair value of $56.3 million, less estimated costs to sell of $1 million, resulting in a loss of $22.9 million, which is included in income/(loss) from discontinued operations, net of tax for the year ended December 31, 2014.

For the year ended December 31, 2014, in accordance with FASB ASC No. 360, Property, Plant, & Equipment, long-lived assets held for sale, with a carrying amount of $4.8 million, were written down to their fair value of $2.5 million, less costs to sell, resulting in a loss of $2.3 million, which is included in restructuring and asset impairment charges, net, in the Company’s Consolidated Statements of Operations for the year ended December 31, 2014. Fair value of the assets was determined using a third party appraisal based on current market conditions.

For the year ended December 31, 2014, in accordance with FASB ASC No. 350, Intangibles — Goodwill and Other, goodwill with a carrying amount of $2.3 million was written down to its fair value of $0 million, resulting in a loss of $2.3 million, which is included in restructuring and asset impairment charges, net in the Company’s Consolidated Statements of Operations for the year ended December 31, 2014. Fair value of the assets was determined using the income approach based on projected debt free cash flow, which is discounted to the present value using discount factors that consider the timing and risk of cash flows.

The following table provides each major category of assets and liabilities measured at fair value on a nonrecurring basis during the year ended December 31, 2013 (in millions):

	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Total gains/(losses)
	Level 1	Level 2	Level 3
Long-lived assets held for sale	Not applicable	Not applicable	$12.0	$(10.4)

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Significant Accounting Policies  – (continued)

For the year ended December 31, 2013, in accordance with FASB ASC No. 360, Property, Plant, & Equipment, long-lived assets held for sale with a carrying amount of $22.4 million were written down to their fair value of $12 million, resulting in a loss of $10.4 million, which was included in the Company’s Consolidated Statement of Operations for the year ended December 31, 2013. Fair value of the assets was determined using a third party appraisal based on current market conditions.

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

FASB ASC No. 740, Income Taxes, provides that a tax benefit from an uncertain tax position be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. FASB ASC No. 740 also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company has elected to recognize interest and penalties related to unrecognized tax benefits as income tax expense.

The Company recognizes tax liabilities in accordance with FASB ASC No. 740 and adjusts these liabilities when its judgment changes as a result of the evaluation of new information not previously available. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different than the Company’s current estimate of the tax liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which they are determined.

n. Segment Reporting

The Company determines its reportable segments based upon the guidance in FASB ASC No. 280, Segment Reporting. The Company defines its operating segments as components of its business where separate financial information is available. The Company is comprised of four operating segments that are routinely evaluated by management: Europe, Asia, North America, and South America. Consistent with the aggregation criteria in FASB ASC No. 280, the Company aggregates its four operating segments into two reportable segments, based upon the segments having similar economic characteristics and sharing fundamental characteristics, including the nature of the products, production processes, customers, margins, and distribution channels. The Company’s two reportable segments include the Americas, which consists of North America and South America, and International, which consists of Europe and Asia. Refer to Note 13 for further discussion regarding the Company’s segments.

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

q. Share-based Compensation

The Company measures compensation cost arising from the grant of share-based awards to employees at fair value. The Company recognizes such costs in income over the period during which the requisite service is provided. Refer to Note 11 for further discussion regarding share-based compensation.

r. Accumulated Other Comprehensive Income/(Loss)

The following table presents the components of accumulated other comprehensive income/(loss) (in thousands):

	As of December 31,
	2014	2013
Foreign currency translation	$(7,224)	$24,963
Defined benefit plans, net of tax of $13.7 million	(39,690)	(12,833)
Unrealized gain on qualifying cash flow hedge, net	—	117
Accumulated other comprehensive income/(loss)	$(46,914)	$12,247

The following table presents the changes in accumulated other comprehensive loss by component for the year ended December 31, 2014 (in thousands):

	Unrealized Losses on Qualifying Cash Flow Hedge	Defined Benefit Plan, Net of Tax	Foreign Currency Translation Adjustments	Total
Balance as of December 31, 2013	$117	$(12,833)	$24,963	$12,247
Other comprehensive income/(loss) before reclassifications	(117)	(26,857)	(32,187)	(59,161)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—
Net current-period other comprehensive income/(loss)	(117)	(26,857)	(32,187)	(59,161)
Balance as of December 31, 2014	$—	$(39,690)	$(7,224)	$(46,914)

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Significant Accounting Policies  – (continued)

The following table presents the changes in accumulated other comprehensive income by component for the year ended December 31, 2013 (in thousands):

	Unrealized Gains/(Losses) on Qualifying Cash Flow Hedge	Defined Benefit Plan, Net of Tax	Foreign Currency Translation Adjustments	Total
Balance as of December 31, 2012	$(48)	$(30,350)	$17,914	$(12,484)
Other comprehensive income before reclassifications	104	17,517	7,049	24,670
Amounts reclassified from accumulated other comprehensive income	61	—	—	61
Net current-period other comprehensive income	165	17,517	7,049	24,731
Balance as of December 31, 2013	$117	$(12,833)	$24,963	$12,247

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

Note 4. Restructuring and Asset Impairment Charges

As of December 31, 2014, the Company has executed various restructuring plans and may execute additional plans in the future to realign manufacturing capacity to prevailing global automotive production and to improve the utilization of remaining facilities. Estimates of restructuring charges are based on information available at the time such charges are recorded. Due to the inherent uncertainty involved in estimating restructuring expenses, actual amounts paid for such activities may differ from amounts initially recorded. Accordingly, the Company may record revisions of previous estimates by adjusting previously established reserves.

Restructuring Charges

Net restructuring and asset impairment charges for each of the Company’s segments include the following (in thousands):

	Year Ended December 31,
	2014	2013	2012
International	$3,995	$2,714	$2,149
Americas	10,253	18,484	8,589
Consolidated	$14,248	$21,198	$10,738

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Restructuring and Asset Impairment Charges  – (continued)

The following table sets forth the Company’s net restructuring and asset impairment charges by type for the periods presented (in thousands):

	Year Ended December 31,
	2014	2013	2012
Employee termination costs	$1,609	$2,290	$2,586
Other exit costs	8,081	7,672	7,577
Asset impairments	4,558	11,236	575
Restructuring and asset impairment charges, net	$14,248	$21,198	$10,738

The charges incurred during 2014, 2013, and 2012 primarily related to the following actions:

2014 Actions

During the year ended December 31, 2014, the charges incurred in the Americas segment related to the buyout of a lease on a previously closed facility, a goodwill impairment charge in Brazil, ongoing maintenance expense of facilities closed as a result of prior actions, and severance charges to reduce fixed costs. The charges incurred in the International segment related to an impairment charge on a facility in None, Italy and severance charges in Europe to reduce fixed costs.

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

Tower Defense & Aerospace

In April 2013, the Company announced the closing of the operations of TD&A. In June 2013, the Company received $9.1 million in cash proceeds for the sale of substantially all of TD&A’s assets. In connection with such closure, the Company incurred $11.5 million of restructuring charges, of which $8.2 million represents an impairment charge, $2.8 million represents other exit costs, and $0.5 million represents severance charges. With respect to TD&A, the Company did not incur additional restructuring charges during the second half of 2013.

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

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Restructuring and Asset Impairment Charges  – (continued)

Restructuring Reserve

The following table summarizes the activity in the restructuring reserve, which is included in the Consolidated Balance Sheets in accrued liabilities, by segment, for the above-mentioned actions through December 31, 2014 (in thousands):

	International	Americas	Consolidated
Balance at December 31, 2012	$897	$1,634	$2,531
Payments	(1,267)	(1,618)	(2,885)
Increase	929	1,361	2,290
Adjustment	—	(20)	(20)
Balance at December 31, 2013	559	1,357	1,916
Payments	—	(1,064)	(1,064)
Increase	523	1,086	1,609
Adjustment	50	(22)	28
Balance at December 31, 2014	$1,132	$1,357	$2,489

Except as disclosed in the table above, the Company does not anticipate incurring additional material cash charges associated with the actions described above. The increase in the restructuring reserve set forth in the table above does not agree with the restructuring charges for the period, as certain items are expensed as incurred related to the actions described.

The restructuring reserve increased during the year ended December 31, 2014, reflecting primarily accruals for severance, offset partially by payments of other exit costs made related to prior accruals. The liability decreased during the year ended December 31, 2013 primarily due to payments relating to prior accruals.

During the year ended December 31, 2014, the Company incurred payments related to prior accruals in North America of $1.1 million. During the year ended December 31, 2013, the Company incurred payments related to prior accruals in Europe of $1.3 million and in North America of $1.6 million.

Note 5. Discontinued Operations and Assets Held for Sale

During the fourth quarter of 2014, the Company’s Board of Directors approved a plan to sell the Company’s equity interest in its TGR, Xiangtan, and Ningbo joint ventures. At December 31, 2014, TGR and Xiangtan were considered held for sale in accordance with FASB ASC No. 360, Property, Plant, and Equipment, and presented as discontinued operations in the Consolidated Financial Statements, in accordance with FASB ASC No. 205, Discontinued Operations. The Company’s investment in the Ningbo joint venture is accounted for under the equity method and therefore does not qualify for held for sale treatment and does not fall under the scope of FASB ASC No. 205.

We have reached a preliminary agreement to sell our 60% equity interest in the TGR joint venture, subject to approval of the Chinese government; the sale is expected to close during the second half of 2015. We are in the early stages of discussions to sell our 51% equity interest in the Xiangtan joint venture. An impairment charge of $22.9 million was recorded in the fourth quarter of 2014 related to one of the sales and it is presented in income/(loss) from discontinued operations, net of tax. An anticipated gain on the other transaction, currently estimated at about $18 million, will be recognized when the sale closes.

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5. Discontinued Operations and Assets Held for Sale  – (continued)

The following table discloses select financial information of the discontinued operations of the Company’s Chinese joint ventures in its International Segment (in thousands):

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Revenues	$113,701	$135,527	$159,111
Income/(loss) from discontinued operations:
Income before provision for income taxes	$15,696	$12,164	$17,315
Provision for income taxes	2,218	1,899	1,503
Income from operations	13,478	10,265	15,812
Loss on disposal, net of tax of $0	(22,914)	—	—
Income/(loss) from discontinued operations	$(9,436)	$10,265	$15,812

The following table summarizes assets and liabilities held for sale by category (in thousands):

December 31, 2014
ASSETS
Current assets	$59,937
Property, plant, and equipment, net	76,123
Other assets, net	5,235
Total assets held for sale	$141,295
LIABILITIES
Short-term debt and current maturities of capital lease obligations	$9,781
Accrued liabilities	27,789
Total current liabilities	37,570
Long-term debt, net of current maturities	1,515
Other non-current liabilities	28,622
Total non-current liabilities	30,137
Total liabilities held for sale	$67,707

On December 28, 2012, the Company’s subsidiaries, Tower Automotive Holdings Asia B.V., and Tower Automotive International Holdings B.V. (the “Sellers”), entered into a Stock Purchase Agreement (“Agreement”) with SJ Holdings, Inc., a subsidiary of SECO (“Buyer”), and consummated the divestiture of its South Korean subsidiary, Seojin Industrial Company Ltd. (“Seojin”). Pursuant to the Agreement, the Buyer assumed the outstanding debt and acquired all of the outstanding capital stock of Seojin for a purchase price of fifty billion Korean Won (approximately $47 million), of which the Company received 50% on December 28, 2012, 40% on January 31, 2013, and the remaining 10% on December 30, 2013. In connection with the divestiture of Seojin, the Company received $23.4 million and paid transaction costs of $2.9 million during the year ended December 31, 2013. Seojin has been presented as a discontinued operation in the Company’s Consolidated Financial Statements, in accordance with FASB ASC No. 205, Discontinued Operations. In connection with the sale, accumulated foreign currency translation of $4 million was transferred out of AOCI and recognized in the gain from disposal during the year ended December 31, 2012.

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5. Discontinued Operations and Assets Held for Sale  – (continued)

The following table discloses select financial information of the discontinued operation of Seojin in the Company’s International Segment (in thousands):

Year Ended December 31, 2012
Revenues	$311,014
Income from discontinued operations:
Loss before provision for income taxes	$(448)
Provision for income taxes	929
Loss from operations	(1,377)
Gain from disposal, net of tax of $0	31,167
Income from discontinued operations	$29,790

Note 6. Debt

Long-Term Debt

Long-term debt consists of the following (in thousands):

	December 31, 2014	December 31, 2013
Term Loan Credit Facility (net of discount of $1,594 and $1,894)	$445,031	$416,009
Other foreign subsidiary indebtedness	42,213	76,548
Total debt	487,244	492,557
Less: Current maturities	(30,065)	(38,484)
Total long-term debt	$457,179	$454,073

Current maturities do not include capital lease obligations of $1.1 million and $1.2 million as of December 31, 2014 and 2013, respectively.

Future maturities of long-term debt as of December 31, 2014 are as follows (in thousands):

2015	$30,065
2016	7,638
2017	13,933
2018	6,212
2019	5,584
Thereafter	423,812
Total	$487,244

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

On July 29, 2013, the Company amended the Term Loan Credit Agreement by entering into the First Refinancing Term Loan Amendment to Term Loan Credit Agreement (the “First Term Loan Amendment”). The purpose of the First Term Loan Amendment was to re-price the Term Loan Credit Facility to bear interest at (i) the Alternate Base Rate plus a margin of 2.75%; or (ii) the Adjusted LIBO Rate (calculated by multiplying the applicable LIBOR rate by a statutory reserve rate, with a floor of 1.00%) plus a margin of 3.75%.

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

The Term Loan Borrower’s obligations under the Term Loan Credit Facility are guaranteed by the Company on an unsecured basis and guaranteed by Term Loan Holdco and certain of the Company’s other direct and indirect domestic subsidiaries on a secured basis (the “Subsidiary Guarantors”). The Term Loan Credit Facility is secured by (i) a first priority security interest in certain assets of the Term Loan Borrower and the Subsidiary Guarantors, other than, inter alia, accounts, chattel paper, inventory, cash deposit accounts, securities accounts, machinery, equipment and real property and all contract rights, and records and proceeds relating to the foregoing and (ii) on a second priority basis to all other assets of the Term Loan Borrower and the Subsidiary Guarantor which have been pledged on a first priority basis to the agent for the benefit of the lenders under the Amended Revolving Credit Facility described below.

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6. Debt  – (continued)

The Term Loan Credit Agreement includes customary covenants applicable to certain of the Company’s subsidiaries and includes customary events of default and amounts due there under may be accelerated upon the occurrence of an event of default.

As of December 31, 2014, the outstanding principal balance of the Term Loan Credit Facility was $445 million (net of a remaining $1.6 million original issue discount) and the effective interest rate was 4.00% per annum.

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

Advances under the Amended Revolving Credit Facility bear interest at an alternate base rate plus a base rate margin or LIBOR plus a Eurodollar margin. The applicable margins are determined by the Company’s Total Net Leverage Ratio (as defined in the Third Amended Revolving Credit Facility Agreement). The applicable margin for the base rate based borrowings as of December 31, 2014 was 1.50%. The applicable margin for the LIBOR based borrowings as of December 31, 2014 was 2.50%. The Company will pay a commitment fee at a rate equal to 0.50% per annum on the average daily unused total revolving credit commitment.

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

The Third Amended Revolving Credit Facility Agreement contains customary covenants applicable to certain of the Company’s subsidiaries and includes customary events of default and amounts due there under may be accelerated upon the occurrence of an event of default.

In connection with the Third Amended Revolving Credit Facility Agreement, the Company paid debt issue costs of $1.6 million in the third quarter of 2014. These costs were capitalized and are recorded in the Consolidated Balance Sheets as other assets, net.

As of December 31, 2014, there was $188.3 million of borrowing availability under the Amended Revolving Credit Facility, of which no borrowings were outstanding and $11.7 million letters of credit were outstanding.

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

On April 23, 2013, the Company completed a cash tender offer (the “Tender Offer”) to purchase up to $276 million of the outstanding notes. An aggregate principal amount of $362 million of the notes was validly tendered in the Tender Offer and not validly withdrawn. The Company accepted for purchase $276 million in aggregate principal amount of the notes at an aggregate purchase price of 113.58% of the principal amount thereof, plus accrued and unpaid interest, which resulted in a premium of $37.5 million and a tender fee of $0.7 million that were both recognized in the Consolidated Statements of Operations as other expense. Because the maximum aggregate principal amount of $276 million for the notes was exceeded, the Company did not accept all of the notes tendered for purchase. The notes that were tendered but not accepted were promptly returned to the tendering parties. In connection with such repurchase, the Company accelerated the amortization of the original issue discount by $5.2 million and the associated debt issue costs by $3.1 million in the second quarter of 2013. The accelerated amortization of the original issue discount and associated debt issue costs are recorded in the Consolidated Statements of Operations as interest expense.

On May 24, 2013, the Company redeemed $43 million of the notes at 105% of the principal amount thereof, plus accrued and unpaid interest, which resulted in a premium of $2.2 million that was recognized in the Consolidated Statements of Operations as other expense. In connection with the redemption, the Company accelerated the amortization of the original issue discount by $0.8 million and associated debt issue costs by $0.5 million in the second quarter of 2013.

On August 26, 2013, the Company redeemed the remaining $43 million of the notes at 105% of the principal amount thereof, plus accrued and unpaid interest, which resulted in a premium of $2.2 million that was recognized in the Consolidated Statements of Operations as other expense. In connection with the redemption, the Company accelerated the amortization of the original issue discount by $0.8 million and associated debt issue costs by $0.5 million in the third quarter of 2013. Per the Term Loan Credit Agreement, the Company used the $45.2 million that was being held in an escrow account to cover this redemption and associated premium. As of December 31, 2013, the notes had been repaid in full and no balance remained outstanding.

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6. Debt  – (continued)

Letter of Credit Facility

On June 13, 2011, the Company entered into a Letter of Credit Facility Agreement, by and among Tower Automotive Holdings USA, LLC (the “L/C Borrower”), the Company, JPMorgan Chase Bank, N.A. in its capacity as participant in respect of letters of credit issued there under, and JPMorgan Chase Bank, N.A. as Administrative Agent and Issuing Lender.

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

Detroit Investment Fund

The Company assumed an unsecured debt instrument of $1 million owed to the Detroit Investment Fund, L.P. upon the acquisition of substantially all of the assets of W Industries (refer to Note 14). The debt instrument requires monthly principal and interest payments with an annual interest rate of 8.5%. During the second quarter of 2013, the remaining balance on the debt instrument was repaid in full. As of December 31, 2013, no balance remained outstanding.

Debt Issue Costs

The Company incurred interest expense related to the amortization of debt issue costs of $3 million, $6.5 million, and $1.9 million during the years ended December 31, 2014, 2013, and 2012, respectively.

Other Foreign Subsidiary Indebtedness

As of December 31, 2014, other foreign subsidiary indebtedness of $42.2 million consisted primarily of receivables factoring in Europe of $20 million, other indebtedness in Europe of $13.5 million, and borrowings in Brazil of $8.7 million.

The change in foreign subsidiary indebtedness from December 31, 2013 to December 31, 2014 is explained by the following (in thousands):

	Europe	Brazil	China	Total
Balance as of December 31, 2013	$37,749	$26,461	$12,338	$76,548
Maturities of indebtedness	(7,562)	(15,996)	(3,223)	(26,781)
New/renewed indebtedness	—	1,217	2,870	4,087
Change in borrowings on credit facilities	7,803	—	(393)	7,410
Foreign exchange impact	(4,520)	(2,939)	(297)	(7,756)
Liabilities held for sale	—	—	(11,295)	(11,295)
Balance as of December 31, 2014	$33,470	$8,743	$—	$42,213

Generally, borrowings of foreign subsidiaries are made under credit agreements with commercial lenders and are used to fund working capital and other operating requirements.

Europe

As of December 31, 2014, the receivables factoring facilities balance available to the Company was $20 million (€16.5 million), of which $20 million (€16.5 million) was drawn. These are uncommitted demand facilities which are subject to termination at the discretion of the banks and bear interest rates based upon the average three month EURIBOR plus a spread ranging from 2.50% to 3.75%. The effective annual interest

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6. Debt  – (continued)

rates as of December 31, 2014 ranged from 2.58% to 3.83%, with a weighted average interest rate of 3.28% per annum. Any receivables factoring under these facilities is with recourse and is secured by the accounts receivable factored. These receivables factoring transactions are recorded in the Company’s Consolidated Balance Sheets in short-term debt and current maturities of capital lease obligations.

As of December 31, 2014, the secured lines of credit balance available to the Company was $15.1 million (€12.5 million), of which $3 million (€2.5 million) was outstanding. The facilities bear an interest rate based on the EURIBOR plus a spread ranging from 2.40% to 4.00% and have maturity dates ranging from April 2015 to October 2015. The effective annual interest rate as of December 31, 2014 was 4.02% per annum. The facilities are secured by certain accounts receivable related to customer funded tooling, real estate, and other assets and are subject to negotiated prepayments upon the receipt of funds from completed customer projects.

As of December 31, 2014, the Company’s European subsidiaries had borrowings of $10.5 million (€8.6 million) under a term loan, which had an annual interest rate of 6.25% and a maturity date of November 2017. This term loan is secured by certain machinery and equipment.

As of December 31, 2014, the Company’s European subsidiaries had an asset-based revolving credit facility balance available to the Company of $30.8 million, of which no borrowings were outstanding. This facility bears an interest rate based upon the one month LIBOR plus a spread of 4.00% and has a maturity date of October 2017. The Company will pay a commitment fee at a rate equal to 0.50% per annum on the average daily unused total revolving credit commitment. Availability on the credit facility is determined based upon the appraised value of certain machinery, equipment, and real estate, subject to a borrowing base availability limitation and customary covenants.

Brazil

As of December 31, 2014, the Company’s Brazilian subsidiary had borrowings of $8.7 million (R$23.2 million), which have annual interest rates ranging from 3.00% to 8.70% and maturity dates ranging from February 2018 to July 2022. As of December 31, 2014, the weighted average interest rate on the borrowings in Brazil was 6.39% per annum. The loans are provided through bilateral agreements with two local banks and are secured by certain fixed and current assets. Periodic interest and principal payments are required. During the third quarter of 2014, the Company made prepayments in the aggregate of $18.8 million on its higher interest debt in Brazil.

During the fourth quarter of 2014, the Company obtained a term loan of $1.2 million (R$3.2 million) with a maturity date of November 2019 and an interest rate of 6.00%.

Covenants

As of December 31, 2014, the Company was in compliance with all financial covenants that govern its credit agreements.

Capital Leases

The Company had capital lease obligations of $8.8 million and $11.2 million as of December 31, 2014 and December 31, 2013, respectively. These obligations expire in March 2018. Property under capital leases was $28.5 million and $31.7 million with $14.1 million and $15 million of accumulated depreciation as of December 31, 2014 and December 31, 2013, respectively.

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7. Derivative Financial Instruments

The Company’s derivative financial instruments include interest rate and cross currency swaps. The Company does not enter into derivative financial instruments for trading or speculative purposes. On an on-going basis, the Company monitors counterparty credit ratings. The Company considers credit non-performance risk to be low because the Company enters into agreements with commercial institutions that have at least an S&P, or equivalent, investment grade credit rating. On October 17, 2014, the Company entered into a $200 million variable rate to fixed rate interest rate swap for a portion of the Company’s Term Loan and a €157.1 million cross currency swap based on the U.S. dollar/Euro exchange spot rate of $1.2733 which was the prevailing rate at the time of the transaction. The maturity date for both swap instruments is April 16, 2020. At December 31, 2014 (when the U.S. dollar/Euro exchange spot rate was $1.2154), the following amounts were recorded in the Consolidated Balance Sheets as being receivable from or payable to counterparties under FASB ASC No. 815, Derivatives and Hedging (in thousands):

	Assets			Liabilities
	Location	December 31, 2014	December 31, 2013	Location	December 31, 2014	December 31, 2013
Net investment hedge	Other assets, net	$3,642	N/A	Other non-current liabilities	$—	N/A
Interest rate swap	Other assets, net	$—	N/A	Other non-current liabilities	$301	N/A

All derivative instruments are recorded at fair value. Effectiveness for net investment and cash flow hedges is initially assessed at the inception of the hedging relationship and on a quarterly basis thereafter. To the extent that derivative instruments are deemed to be effective, changes in the fair value of derivatives are recognized in the Consolidated Balance Sheets as AOCI, and to the extent they are ineffective or were not designated as part of a hedge transaction, they are recorded in the Consolidated Statements of Operations as interest expense, net. The cross currency swap qualifies as a net investment hedge of the Company’s European subsidiaries and is accounted for under FASB ASC No. 815. The interest rate swap was not designated as part of a hedge transaction; therefore all changes in fair value are recognized in the Consolidated Statements of Operations as interest expense, net.

The following table presents deferred gains/(losses) reported in AOCI at December 31, 2014, respectively (in thousands):

	Deferred gain (loss) in AOCI at
	December 31, 2014	December 31, 2013
Net investment hedge	$9,094	N/A

Derivative instruments held during the period resulted in the following expense recorded in income during the year ended December 31, 2014, respectively (in thousands):

	Expense recognized (ineffective portion)
	Location	December 31, 2014	December 31, 2013
Net investment hedge	Interest expense	$5,453	N/A
Interest rate swap	Interest expense	$301	N/A

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8. Income Taxes

Tax Summary

The Company’s income tax expense, deferred tax assets and liabilities, and reserves for unrecognized tax benefits reflect management’s best assessments of estimated current and future taxes to be paid. The Company is subject to income taxes in numerous foreign jurisdictions. Significant judgments and estimates are required in determining the consolidated income tax expense.

The summary of income/(loss) before provision for income taxes and noncontrolling interests consisted of the following (in thousands):

	Year Ended December 31,
	2014	2013	2012
Domestic	$42,841	$(32,347)	$(7,093)
Foreign	3,605	6,754	251
Total	$46,446	$(25,593)	$(6,842)

The provision/(benefit) for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2014	2013	2012
Current:
Domestic – Federal	$350	$—	$—
Domestic – State	33	43	8
Foreign	9,086	9,823	3,588
Total	9,470	9,866	3,596
Tax Benefit with offset in OCI:
Domestic – Federal	—	(9,897)	—
Domestic – State	—	(931)	—
Total	—	(10,828)	—
Deferred and Other:
Foreign	(198)	1,140	10,156
Total	(198)	1,140	10,156
Total provision for income taxes:	$9,272	$178	$13,752

A reconciliation of income tax expense from continuing operations and the U.S. federal statutory income tax expense were as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Taxes at U.S. federal statutory rate	$16,256	$(8,957)	$(2,395)
State tax expense/(benefit)	33	110	88
Foreign tax rate differential	(522)	(1,907)	724
Valuation allowance	(10,298)	20,552	14,684
Permanent differences	1,823	208	2,260
Foreign withholding taxes	932	4,014	1,099
Increase/(decrease) in uncertain tax positions	320	(1,191)	(2,110)
Tax benefit in OCI	—	(10,828)	—
Other	728	(1,823)	(598)
Total income tax expense	$9,272	$178	$13,752

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8. Income Taxes  – (continued)

Deferred income taxes are primarily provided for temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities. The tax effects of each type of temporary difference and carryforward that give rise to a significant portion of deferred tax assets/(liabilities) are summarized as follows (in thousands):

	December 31, 2014	December 31, 2013
Deferred tax assets are attributable to:
Net operating loss carryforwards and tax credits	$116,564	$168,769
Non-deductible reserves and other accruals	46,098	39,254
Accrued pension and postretirement benefit obligations	28,153	19,629
Capitalized Leases	8,530	9,435
MRO inventory reserves	1,974	10,760
Total gross deferred assets	201,319	247,847
Less: valuation allowance	(178,974)	(219,421)
Net deferred income tax assets	$22,345	$28,426
Deferred tax liabilities are attributable to:
Deferred cancellation of indebtedness income	(14,255)	(18,672)
Long lived assets	(4,498)	(13,179)
Withholding and other taxes on foreign earnings and other	(6,995)	—
Total gross deferred liabilities	(25,748)	(31,851)
Net deferred tax asset/(liability)	$(3,403)	$(3,425)

As of December 31, 2014, the amount of valuation allowance that existed was $179 million. The valuation allowance decreased $40.4 million during 2014 primarily due to the expiration of Mexican net operating loss (“NOL”) and utilization of U.S. NOLs. The Company continually monitors all available evidence to determine if sufficient future taxable income will be generated to utilize the existing deferred tax assets. Based on this assessment, the Company continues to record a full valuation allowance against its deferred tax assets in the U.S. and certain international jurisdictions, primarily the Netherlands, Brazil, and Italy. If the Company’s operating performance and automotive production volumes remain stable in the U.S., it is probable that most of the U.S. valuation allowance could be released in 2015.

As of December 31, 2013, the amount of valuation allowance that existed was $219.4 million. The valuation allowance increased $11.7 million during 2013 primarily as a result of the Company recording a new valuation allowance against its deferred tax assets in Italy and not recognizing tax benefits from the increases in U.S. NOLs.

The Company has U.S. NOL carryforwards of $168.3 million that expire during the years 2027 through 2033, state NOL carryforwards of $72.6 million and state credit carryforwards of $22 million that expire during the years 2020 through 2033. The Company has recorded deferred tax assets of $59 million and $27.5 million related to federal NOL carryforwards and state NOL and credit carryforwards, respectively. During 2013 the Company had an ownership change that limits the annual utilization of the federal and some state NOLs. The annual federal limitation is based on the value of the Company at the time of the change times the long-term tax exempt rate, plus additional adjustments for unrealized built in gains like deferred cancellation of indebtedness that are realized after the change. We do not expect the annual limitation will have a material effect on U.S. federal and state current tax expense and payments through 2018.

The Company’s international subsidiaries have NOL carryforwards of $175.8 million at December 31, 2014, many of which are unlimited, while others expire as soon as 2016. The Company has recorded deferred tax assets of $34 million related to the foreign NOL and credit carryforwards.

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8. Income Taxes  – (continued)

As of December 31, 2014, the Company has provided for U.S. deferred income taxes and foreign withholding taxes primarily for the unremitted earnings of the Company’s Chinese joint ventures held for sale. The Company has not provided for U.S. deferred income taxes on its other international subsidiaries because such earnings are considered permanently reinvested and it is not practical to estimate the amount of income taxes that may be payable upon distribution.

Unrecognized Tax Benefits

A reconciliation of the beginning and ending amounts of unrecognized tax benefits are as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Unrecognized tax benefit – January 1	$18,223	$19,242	$20,503
Increase in prior year tax positions	646	—	172
Decrease in prior year tax positions	—	(567)	(558)
Increase in current year tax positions	1,180	2,656	917
Audit settlements	(489)	(3,336)	(1,789)
Lapse in statute of limitations	(161)	(198)	(302)
Foreign currency translation	(1,312)	426	299
Liabilities held for sale	(5,869)	—	—
Total	$12,218	$18,223	$19,242

Included in the balance of unrecognized tax benefits at December 31, 2014, 2013, and 2012 are $8.4 million, $15.4 million, and $17.4 million, respectively, of tax benefits that, if recognized, would affect the effective tax rate. These amounts are primarily associated with international tax issues such as the deductibility of management charges and interest expenses. Also included in the balance of unrecognized tax benefits at December 31, 2014, 2013 and 2012 are $3.8 million, $2.8 million, and $1.8 million, respectively, of tax benefits that, if recognized, would result in adjustments to other tax accounts, primarily deferred taxes. In 2015, the Company expects it will receive a final court decision on interest deductions taken on its 2004 and 2005 German tax returns. The Company believes it is reasonably possible that a decrease of $5.1 million in unrecognized tax benefits related to the German court decision may be necessary during 2015.

The Company recognizes interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2014 and 2013, the Company accrued for the payment of income tax related interest and penalties $1.1 million and $1.4 million, respectively. The amount of interest and penalty expense/(benefit) was $0.3 million, $(0.1) million and $(1.7) million for the years ended December 31, 2014, 2013, and 2012, respectively.

The Company is currently under IRS audit for the 2011, 2012, and 2013 tax years. The Company is not currently under U.S. state income tax examination for any tax year. The U.S. statute of limitation extends to the 2007 tax year. The Company is under examination in some international jurisdictions for tax years 2007 – 2012. The Company believes appropriate provisions for all outstanding tax issues have been made for all jurisdictions and all open years.

Note 9. Employee Benefit Plans

The Company sponsors a pension and various other postretirement benefit plans for its employees.

In accordance with FASB ASC No. 805, Business Combinations, on August 1, 2007, the Company recorded a liability for the total projected benefit obligation in excess of plan assets for the Tower International Consolidated Pension Plan (“Pension Plan”) and a liability for the total accumulated postretirement benefit

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9. Employee Benefit Plans  – (continued)

obligation in excess of the fair value of plan assets for other postretirement benefit plans and for postretirement benefit settlement agreements.

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

The Company’s funding policy is to annually contribute amounts to the Pension Plan’s related trust, sufficient to meet the minimum funding requirements of the Employee Retirement Income Security Act of 1974 (“ERISA”) and the Internal Revenue Code of 1986 (the “Code”). The Company expects minimum contribution requirements to the Pension Plan of $9.4 million during 2015. Benefit payments under the Pension Plan are estimated to be $18.4 million, $18.1 million, $17.3 million, $17.2 million, and $17.3 million for the years ending December 31, 2015, 2016, 2017, 2018, and 2019, respectively, for a total of $88.3 million during that five-year period. Aggregate benefit payments under the Pension Plan for the years 2020 through 2024 are estimated to be $85.1 million.

The following table provides a reconciliation of the changes in the fair value of Pension Plan of assets and the change in the projected benefit obligation (in thousands):

	Year Ended December 31,
	2014	2013
Reconciliation of Fair Value of Pension Plan Assets:
Fair value, beginning of period	$199,043	$189,472
Actual return	9,100	14,607
Employer contributions	13,232	15,005
Expenses paid from Pension Plan assets	(1,536)	(1,248)
Benefits paid	(18,262)	(18,793)
Fair value, end of period	$201,577	$199,043
Change in Projected Benefit Obligation:
Projected benefit obligation, beginning of period	$253,958	$290,252
Service cost	28	53
Interest cost	10,882	10,126
Actuarial (gain)/loss	23,608	(25,635)
Benefits paid	(18,262)	(18,793)
Plan amendments*	—	(2,045)
Projected benefit obligation, end of period	$270,214	$253,958
Funded status of the Pension Plan	$(68,637)	$(54,915)

*	The Company transferred certain benefits from the Pension Plan to the Company’s life insurance plan.

At December 31, 2014 and 2013, the funded status of the Pension Plan is recorded as pension liability in the Consolidated Balance Sheets.

At the December 31, 2014 and 2013 measurement dates, the accumulated benefit obligation of the Pension Plan was approximately $269 million and $253 million, respectively.

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9. Employee Benefit Plans  – (continued)

The following table presents the components of the net periodic pension benefit cost/(income) of the Pension Plan (in thousands):

	2014	2013	2012
Service cost	$28	$53	$44
Interest cost	10,882	10,126	11,690
Expected return on plan assets	(13,017)	(12,305)	(11,215)
Amortization of prior service credit	(95)	—	—
Actuarial loss	4,160	—	19,157
Net periodic benefit cost/(income)	$1,958	$(2,126)	$19,676

Pre-tax amounts recognized in other comprehensive income/(loss) for the years ended December 31, 2014, 2013, and 2012 consist of the following (in thousands):

	Year Ended December 31,
	2014	2013	2012
Unrecognized gain/(loss)	$(24,901)	$26,689	$(1,989)
New prior service credit	—	2,045	—
Amortization of prior service credit	(95)	—	—
Amount recognized	$(24,996)	$28,734	$(1,989)

The following table summarizes the amounts included in accumulated other comprehensive loss, net of tax, related to the Pension Plan:

	As of December 31,
	2014	2013
Unrecognized loss	$(25,328)	$(427)
Net prior service credit	1,950	2,045
Deferred tax impact	(13,132)	(13,132)
Accumulated other comprehensive loss	$(36,510)	$(11,514)

The significant assumptions used in measuring the Company’s projected benefit obligation at the December 31, 2014 and 2013 measurement dates are as follows:

	Year Ended December 31,
	2014	2013
Discount rate	3.65%	4.50%
Annual rate of increase in compensation	4.50%	4.50%

The assumptions used in determining net periodic benefit cost are shown below:

	Year Ended December 31,
	2014	2013	2012
Discount rate	4.50%	3.65%	4.50%
Expected long-term rate of return on plan assets	7.40%	7.40%	7.40%
Annual rate of increase in compensation	4.50%	4.50%	4.50%

The present value of the Company’s projected benefit obligation is calculated annually with the assistance of third party actuaries. The discount rates used in the calculations are established based upon the results of a yield curve analysis, which calculates a yield to maturity that mirrors the timing and amounts of future benefit payments.

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9. Employee Benefit Plans  – (continued)

The Company invests the assets of the Pension Plan in a diversified portfolio, which consists of an array of asset classes and attempts to maximize returns while minimizing volatility. The allocation of Pension Plan assets at December 31, 2014 and 2013, as well as the Company’s 2014 target allocations, are as follows:

	Year Ended December 31,
	2014	2013	2014 Target
Fixed income investments	46%	45%	45%
Equity securities	32%	33%	30%
Non-equity investments	20%	19%	20%
Real estate	2%	3%	5%
Total	100%	100%	100%

The expected long-term rate of return on the Pension Plan’s assets assumptions are based upon modeling studies completed with the assistance of the Company’s actuaries and investment consultants. The models take into account inflation, asset class returns, and bond yields for both domestic and foreign markets. These studies, along with the history of returns for the Pension Plan, indicate that expected future returns, weighted by asset allocation, supported an expected long-term asset return assumption of 7.4% for 2014 and 2013.

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

Pension Plan assets are recorded at fair value. Fixed income and equity securities may each be combined into commingled fund investments, which are valued to reflect the Company’s interest in the fund, based upon the reported year-end net asset value. The estimated fair values of debt securities held are based upon quoted market prices and/or market data for the same or comparable instruments. Because of the nature of these fixed income securities and commingled fixed income funds, some of these instruments are classified as Level 2 or Level 3 investments within the fair value hierarchy, as defined in Note 3. Fair value estimates for

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9. Employee Benefit Plans  – (continued)

publicly-traded equity securities are based upon quoted market prices and/or other market data for the same or comparable instruments. Collective trusts that hold securities directly are stated at fair value of the underlying securities, as determined by the administrator, based on readily determinable market values and as such, are classified as Level 2 or Level 3 investments. Non-equity investments include investments in hedge funds and are valued based upon their year-end reported net asset values. The funded status of the Pension Plan represents the difference between the Company’s projected benefit obligation and fair value of Pension Plan assets and is presented as pension liability in the Consolidated Balance Sheets.

The following table summarizes the Pension Plan assets measured at fair value as of December 31, 2014 and 2013 (in millions). Refer to Note 3 for definitions of Level 1, 2, and 3 financial instruments within the fair value hierarchy and the methods and assumptions used to estimate the fair value of marketable securities.

	Fair Value Measurements at December 31, 2014
Asset Classes	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash	$3	$3	$—	$—
Equity securities	18	18	—	—
Mutual funds(a)	83	72	11	—
Corporate bonds	47	—	47	—
Equity long/short hedge funds(b)	47	—	18	29
Real estate investment funds	4	—	—	4
Total	$202	$93	$76	$33

	Fair Value Measurements at December 31, 2013
Asset Classes	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash	$4	$4	$—	$—
Equity securities	15	15	—	—
Mutual funds(a)	87	76	11	—
Corporate bonds	41	—	41	—
Equity long/short hedge funds(b)	45	—	—	45
Real estate investment funds	7	—	—	7
Total	$199	$95	$52	$52

(a)	This category consists of mutual fund investments that are focused on fixed income and international equity securities.
(b)	This category includes hedge funds that invest both long and short in a variety of U.S. and international equities and currencies. Management of the hedge funds has the ability to shift investments from value to growth strategies, from small to large capitalization stocks, and from a net long position to a net short position.

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9. Employee Benefit Plans  – (continued)

For Pension Plan assets with fair value measurements using significant unobservable inputs (Level 3), reconciliations of beginning and ending balances are as follows (in millions):

Fair Value Measurements Using Significant
Unobservable Inputs (Level 3)

Equity Long/Short Hedge Funds
Balance at December 31, 2012	$47
Actual return on plan assets:
Relating to assets still held at the reporting date	2
Purchases	1
Redemptions	(5)
Balance at December 31, 2013	$45
Actual return on plan assets:
Relating to assets still held at the reporting date	1
Purchases	—
Redemptions	(17)
Balance at December 31, 2014	$29

Fair Value Measurements Using Significant
Unobservable Inputs (Level 3)

Real Estate Investment Funds
Balance at December 31, 2012	$—
Actual return on plan assets:
Purchases	7
Balance at December 31, 2013	$7
Actual return on plan assets:
Redemptions	(3)
Balance at December 31, 2014	$4

Defined Contribution Retirement Plans

The Company sponsors various qualified defined contribution retirement plans. Each plan serves a defined group of employees and has varying levels of Company contributions. The Company’s contributions to certain plans may be required by the terms of the Company’s collective bargaining agreements. During 2014, 2013, and 2012, the Company contributed $5 million, $4.6 million, and $4.4 million, respectively, to its defined contribution retirement plans.

Retirement Plans of Non-U.S. Operations

The Company has no defined benefit pension plans associated with its non-U.S. operations. In certain circumstances, the Company may provide severance benefits to employees whose employment is terminated under a written agreement. The amount of benefits depends upon the length of service of the employee and whether the termination was voluntary or at the request of the Company. During 2014, 2013, and 2012, the Company recorded expenses associated with these non-U.S. plans of $1.4 million, $1.6 million, and $1.6 million, respectively.

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9. Employee Benefit Plans  – (continued)

Other Postretirement Plans

Life Insurance Plans

As of July 31, 2007, the Company assumed life insurance benefits for certain U.S. retirees and the benefit plans pursuant to which such life insurance benefits are provided. Expected future life insurance benefit payments amount to $0.5 million, $0.9 million, $0.9 million, $1 million, and $1 million for the years ending December 31, 2015, 2016, 2017, 2018, and 2019, respectively, for a total of $4.2 million during the five-year period. Aggregate expected benefit payments for the years 2020 through 2024 are $5 million.

The following table provides a reconciliation of the changes in the benefit obligation and funded status of the Company’s life insurance plans (in thousands):

	Year Ended December 31, 2014	Year Ended December 31, 2013
Reconciliation of fair value of life insurance plan assets:
Fair value of assets, beginning of period	$—	$—
Employer contributions	515	431
Benefits paid	(515)	(431)
Fair value of assets, end of period	$—	$—
Change in benefit obligation:
Benefit obligation, beginning of period	$15,144	$14,648
Plan amendments*	—	1,974
Service cost	8	—
Interest cost	698	541
Actuarial loss/(gain)	1,993	(1,588)
Benefits paid	(515)	(431)
Benefit obligation, end of period	$17,328	$15,144
Funded status of life insurance plans	$(17,328)	$(15,144)

*	The Company transferred certain benefits to the Company’s life insurance plan from the Pension Plan.

At December 31, 2014 and 2013, the funded status of the Company’s life insurance plans is recorded as accrued liabilities and other non-current liabilities in the Consolidated Balance Sheets.

The following table provides the components of the net periodic benefit cost of the Company’s life insurance plans (in thousands):

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Service cost	$8	$—	$—
Interest cost	698	541	650
Expected return on plan assets	—	—	—
Amortization of prior service credit	132	—	—
Net periodic benefit cost	$838	$541	$650

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9. Employee Benefit Plans  – (continued)

Pre-tax amounts recognized in other comprehensive income/(loss) at December 31, 2014, 2013, and 2012 consist of the following (in thousands):

	2014	2013	2012
Net actuarial gain/(loss)	$(1,993)	$1,588	$614
New prior service cost	—	(1,974)	—
Amortization of prior service cost	132	—	—
Amount recognized	$(1,861)	$(386)	$614

The following table summarizes the amounts included in accumulated other comprehensive loss, net of tax, related to the Company’s life insurance plans (in thousands):

	As of December 31,
	2014	2013
Unrecognized gain/(loss)	$(730)	$1,263
Net prior service cost	(1,842)	(1,974)
Deferred tax impact	(608)	(608)
Accumulated other comprehensive loss	$(3,180)	$(1,319)

The present value of the Company’s postretirement benefit obligation is calculated annually with the assistance of third party actuaries. The discount rates used in the calculations are established based upon the results of a yield curve analysis, which calculates a yield to maturity that mirrors the timing and amounts of future benefit payments. The discount rates used to measure the Company’s postretirement benefit obligation in 2014 and 2013 was 3.75% and 4.70%, respectively. The discount rates used to determine the net periodic benefit cost was 4.70%, 3.75%, and 4.50% in 2014, 2013, and 2012, respectively. The measurement dates of the Company’s post retirement plans are December 31 of each year.

Note 10. Earnings per Share (“EPS”)

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

The Company excluded 1.2 million, 1.5 million, and 1 million of potentially anti-dilutive shares for the years ended December 31, 2014, 2013, and 2012, respectively.

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Earnings per Share (“EPS”)  – (continued)

A summary of the information used to compute basic and diluted net income/(loss) per share attributable to Tower International, Inc. is shown below (in thousands — except share and per share amounts):

	Year Ended December 31,
	2014	2013	2012
Income/(loss) from continuing operations	$36,523	$(26,329)	$(20,594)
Income/(loss) from discontinued operations, net of tax	(9,436)	10,265	45,602
Net income/(loss)	27,087	(16,064)	25,008
Less: Net income attributable to the noncontrolling interests	5,571	4,211	6,976
Net income/(loss) attributable to Tower International, Inc.	$21,516	$(20,275)	$18,032
Basic income/(loss) per share
Continuing operations	$1.50	$(1.50)	$(1.37)
Discontinued operations	(0.46)	0.50	2.27
Net income/(loss) attributable to Tower International, Inc.	1.04	(0.99)	0.90
Basic weighted average shares outstanding	20,662,425	20,387,168	20,080,839
Diluted income/(loss) per share
Continuing operations	$1.45	$(1.50)	$(1.37)
Discontinued operations	(0.44)	0.50	2.27
Net income/(loss) attributable to Tower International, Inc.	1.01	(0.99)	0.90
Diluted weighted average shares outstanding	21,391,000	20,387,168	20,080,839

Note 11. Share-Based and Long-Term Compensation

Share-Based Compensation

2010 Equity Incentive Plan (“the Plan”)

The Company adopted an equity incentive plan in connection with its 2010 initial public offering that allows for the grant of stock options, restricted stock awards, other equity-based awards, and certain cash-based awards to be made pursuant to the Plan. The eligibility requirements and terms governing the allocation of any common stock and the receipt of other consideration under the Plan are determined by the Board of Directors and/or its Compensation Committee.

On April 25, 2014, the Plan was amended and restated. The number of shares of common stock available for issuance pursuant to new awards under the 2010 Equity Incentive Plan was reduced to 850,000 shares. At December 31, 2014, 787,927 shares were available for future grants of options and other types of awards under the 2010 Equity Incentive Plan. Forfeited shares, in addition to certain other shares, as defined by the Plan, may be re-issued under the Plan up to the maximum amount to be issued.

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11. Share-Based and Long-Term Compensation  – (continued)

The following table summarizes the Company’s award activity during the years ended December 31, 2014, 2013, and 2012:

	Options		Restricted Stock Units
Outstanding at:	Shares	Weighted Average Exercise Price	Shares	Weighted Average Grant Date Fair Value
December 31, 2011	429,440	$13.14	1,406,024	$12.25
Granted	615,804	11.75	135,911	11.75
Options exercised or RSUs vested	—	—	(847,022)	13.14
Forfeited or expired	(71,499)	12.58	(12,498)	14.63
December 31, 2012	973,745	12.30	682,415	11.00
Granted	—	—	120,873	13.00
Options exercised or RSUs vested	(178,744)	12.44	(69,858)	13.68
Forfeited or expired	(52,617)	12.13	(13,526)	13.15
December 31, 2013	742,384	12.28	719,904	11.04
Granted	—	—	87,810	26.36
Options exercised or RSUs vested	(208,351)	12.62	(599,310)	10.73
Forfeited or expired	(16,574)	11.95	(8,064)	15.37
December 31, 2014	517,459	$12.15	200,340	$18.51

Stock options

The exercise price of each stock option equals the market price of the Company’s common stock on its grant date. Compensation expense is recorded at the grant date fair value, less an estimated forfeiture amount, and is recognized on a straight-line basis over the applicable vesting periods. The Company’s stock options generally vest over three years, with a maximum term of ten years.

The Company calculates the weighted average grant date fair value of each option granted using a Black-Scholes valuation model. During the years ended December 31, 2014, 2013, and 2012, the Company recognized an expense relating to the options of $1.2 million, $1.8 million, and $1.7 million, respectively. The Company did not recognize any tax benefit related to the compensation expense during any of the periods presented. As of December 31, 2014, the Company had $0.2 million of unrecognized compensation expense associated with these stock options, which will be amortized on a straight-line basis over the next two months, on a weighted average basis.

As of December 31, 2014, the Company had an aggregate of 517,459 stock options that had been granted, but had not yet been exercised. As of December 31, 2014, the remaining average contractual life for these options is approximately seven years. During the year ended December 31, 2014, 208,351 options were exercised, which had an aggregate intrinsic value of $3.5 million. As of December 31, 2014, 341,636 stock options were exercisable, which had an aggregate intrinsic value of $4.5 million. During the year ended December 31, 2014, no stock options were granted and 16,574 stock options were forfeited or expired.

Restricted stock units (“RSUs”)

The grant date fair value of each RSU equals the market price of the Company’s common stock on its date of grant. Compensation expense is recorded at the grant date fair value, less an estimated forfeiture amount, and is recognized on a straight-line basis over the applicable vesting periods.

During the years ended December 31, 2014, 2013, and 2012, the Company recognized an expense of $3.5 million, $3 million, and $2.5 million, respectively, relating to all of the RSUs granted thus far, excluding the RSUs granted in connection with the Company’s IPO. The Company did not recognize any tax benefit related to this compensation expense. As of December 31, 2014, the Company had $1.7 million of

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11. Share-Based and Long-Term Compensation  – (continued)

unrecognized compensation expense associated with these RSUs, which will be amortized on a straight-line basis over the next 17 months, on a weighted average basis. The Company’s RSUs generally vest over a three year period.

The Company did not recognize an expense relating to the RSUs granted in connection with the Company’s IPO during the years ended December 31, 2014 or 2013 because all compensation expense associated with these RSUs had been recorded as of April 30, 2012. During the year ended December 31, 2012, the Company recognized an expense of $5.5 million relating to these RSUs. The Company did not recognize any tax benefit related to this compensation expense.

As of December 31, 2014, the Company had an aggregate of 200,340 RSUs that have been granted, but have not yet vested. During the year ended December 31, 2014, 87,810 RSUs were granted and 8,064 RSUs were forfeited or expired.

During 2012, a total of 847,022 RSUs vested, resulting in the issuance of 847,022 shares at a fair value of $9.5 million. After offsets for withholding taxes, a total of 564,102 shares of common stock were issued in connection these vestings. This total is net of shares repurchased to provide payment for certain individuals’ minimum statutory withholding tax. The Company paid $3.2 million to acquire 282,920 vested shares to cover the minimum statutory withholding taxes.

During 2013, a total of 69,858 RSUs vested, resulting in the issuance of 69,858 shares at a fair value of $0.9 million. After offsets for withholding taxes, a total of 46,759 shares of common stock were issued in connection with these vestings. This total is net of shares repurchased to provide payment for certain individuals’ minimum statutory withholding tax. The Company paid $0.3 million to acquire 23,099 vested shares to cover the minimum statutory withholding taxes.

During 2014, a total of 599,310 RSUs vested, resulting in the issuance of 106,214 shares at a fair value of $2.8 million. The remaining 493,096 shares were issued in January 2015. In connection with the 2014 issuances, a total of 71,238 shares of common stock were issued, after offsets for withholding taxes. This total is net of shares repurchased to provide payment for certain individuals’ minimum statutory withholding tax. The Company paid $0.9 million to acquire 34,976 vested shares to cover the minimum statutory withholding taxes.

Long-Term Compensation

Amended and Restated CEO Employment Agreement

On July 28, 2014, Mark M. Malcolm, the Company’s President and Chief Executive Officer, entered into an amended and restated employment agreement (the “Agreement”), by which Mr. Malcolm’s employment was extended through December 31, 2016 (the “Retirement Date”). The Agreement provides for a $3 million transition bonus for the successful delivery to Tower’s board of directors of a comprehensive chief executive officer succession and officer transition plan and a $3 million retention bonus. These bonus awards, if earned, will be paid in cash on January 16, 2017, and fall under the guidance of FASB ASC No. 450, “Contingencies”. Per ASC No. 450, a liability should be recorded when a future event is both probable and the amount of the commitment is reasonably estimable.

The Agreement also provides for a stock appreciation bonus of up to $20 million, payable in cash or shares of common stock, as determined by the Company, if certain price targets related to the per share closing price of the Company’s common stock are achieved during the term of the Agreement. This stock appreciation bonus falls under the scope of FASB ASC No. 718, “Compensation — Stock Compensation”, because it is a share-based payment transaction in which the Company acquires Mr. Malcolm’s services by incurring a liability to Mr. Malcolm and because the amount of the award is based upon the price of the Company’s common stock. The Company utilizes the assistance of a third party valuation firm to perform a valuation of the award at the end of each quarterly reporting period which is used to adjust the current and future expense based on changes in the fair value of the obligation, accordingly.

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11. Share-Based and Long-Term Compensation  – (continued)

The retention bonus and stock appreciation bonus awards are also subject to payment upon a change in control or termination of employment, if certain criteria are met. The transition bonus would not be paid upon a change in control that is consummated prior to the Retirement Date, but is subject to payment upon a termination of employment, if certain conditions are met. Each of these bonus awards are being accrued and expensed ratably through the Retirement Date.

During the year ended December 31, 2014, the Company recorded an expense related to these awards of $1.6 million. At December 31, 2014, the Company had a liability of $1.6 million related to these awards. This liability is presented in the Balance Sheets as other non-current liabilities.

Performance Award Agreements

Under the provisions of the 2010 Equity Incentive Plan, the Company granted certain awards pursuant to Performance Award Agreements to approximately 80 executives on March 5, 2013. Additional awards were granted on March 6, 2014. These awards were designed to provide the executives with an incentive to participate in the long-term success and growth of the Company. The Performance Award Agreements provide for cash-based awards that vest upon payment. If certain performance conditions are met, the awards granted on March 5, 2013 will be paid after December 31, 2015 and the awards granted on March 6, 2014 will be paid after December 31, 2016. These awards are also subject to payment upon a change in control or termination of employment, if certain criteria are met. One half of the awards will be based upon the Company’s Adjusted EPS Growth Rate, which is defined as the Company’s cumulative Adjusted EPS for the performance period of the awards, stated in terms of a percentage growth rate. The performance period of the awards granted on March 5, 2013, is January 1, 2013 through December 31, 2015, and the performance period of the awards granted on March 6, 2014, is January 1, 2014 through December 31, 2016. The Company’s EPS will be adjusted to exclude the effect of extraordinary, unusual, and/or nonrecurring items and then will be divided by the number of fiscal years in the specified period, stated in terms of a percentage growth rate. The other half of the awards will be based upon the Company’s percentile ranking of total shareholder return, compared to a peer group of companies, for the performance period. These awards represent unfunded, unsecured obligations of the Company.

During the years ended December 31, 2014 and 2013, the Company recorded expense related to these awards of $3.9 million and $0.9 million, respectively. At December 31, 2014, the Company had a liability of $4.8 million related to these awards. This liability is presented in the Consolidated Balance Sheets as other non-current liabilities.

Supplemental Value Creation Program

The Supplemental Value Creation Program was created in 2010 and provided a $7.5 million cash bonus to approximately 70 executives, subject to vesting requirements of nine and 18 months, upon the retirement of the Company’s First Lien Term Loan in full. The Company began recording a liability related to this program in August 2010 when the First Lien Term Loan was retired. The Company recorded an expense of $0.7 million for the year ended December 31, 2012. The Company paid $3.1 million upon the 18 month vesting of this Program during the first quarter of 2012. There was no remaining liability as of the year ended December 31, 2012.

Note 12. Related Party Transactions

The Company sells certain products from its Asian operations to its joint venture partner, Chery. The sales of these products to Chery were $73.7 million, $47.5 million, and $24.4 million for the years ended December 31, 2014, 2013 and 2012, respectively. The Company’s accounts receivable with Chery at December 31, 2014 and 2013 was $21.8 million and $11 million, respectively.

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13. Segment Information

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

The following is a summary of select data for each of the Company’s reportable segments (in thousands):

	International	Americas	Total
2014
Revenues	$842,269	$1,225,502	$2,067,771
Adjusted EBITDA	64,400	139,782	204,182
Capital expenditures	33,531	65,862	99,393
Total assets(a)	654,614	528,302	1,182,916
2013:
Revenues	$815,492	$1,151,000	$1,966,492
Adjusted EBITDA	63,868	130,060	193,928
Capital expenditures	26,155	49,255	75,410
Total assets	736,272	446,721	1,182,993
2012:
Revenues	$786,794	$1,139,009	$1,925,803
Adjusted EBITDA	67,705	110,719	178,424
Capital expenditures	35,466	45,637	81,103
Total assets	769,321	468,801	1,238,122

(a)	Total assets as of December 31, 2014 in the International segment include assets held for sale.

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

Note 13. Segment Information  – (continued)

The following is a reconciliation of Adjusted EBITDA to income/(loss) before provision for income taxes and equity in loss of joint venture (in thousands):

	Year Ended December 31,
	2014	2013	2012
Adjusted EBITDA	$204,182	$193,928	$178,424
Restructuring and asset impairment charges, net	(14,248)	(21,198)	(10,738)
Depreciation and amortization	(87,241)	(88,838)	(89,902)
Acquisition costs and other	(445)	(906)	(431)
Long-term compensation expense	(11,313)	(6,630)	(10,416)
Interest expense, net	(34,233)	(50,666)	(54,622)
Other expense	(87)	(48,448)	—
Pension actuarial loss	(4,160)	—	(19,157)
Commercial settlement related to 2010-13 scrap*	(6,009)	—	—
Closure of Tower Defense & Aerospace	—	(2,835)	—
Income/(loss) before provision for income taxes and equity in loss of joint venture	$46,446	$(25,593)	$(6,842)

*	Represents a one-time retroactive commercial settlement in the current period related to 2010 – 2013 scrap.

The following is a summary of revenues and long-lived assets by geographic location (in thousands):

	Year Ended and End of Year December 31,
	2014		2013		2012
	Revenues	Long-Lived Assets	Revenues	Long-Lived Assets	Revenues	Long-Lived Assets
Germany	$347,417	$68,860	$338,712	$71,696	$358,736	$68,632
Belgium	190,103	25,378	188,932	30,314	148,026	30,430
Slovakia	159,954	56,788	181,421	72,158	208,865	79,443
Italy	91,531	25,989	90,541	32,765	101,887	33,026
Other Europe	79,836	12,575	68,989	13,856	51,094	17,154
China	77,547	21,838	53,704	98,641	28,400	84,200
U.S.	1,070,119	187,531	958,009	173,848	925,677	208,605
Brazil	155,383	54,107	193,469	59,440	215,471	52,625
Intercompany eliminations	(104,119)	—	(107,285)	—	(112,353)	—
Total	$2,067,771	$453,066	$1,966,492	$552,718	$1,925,803	$574,115

Revenues are attributed to geographic locations based on the location of specific production. Long-lived assets consist of net property, plant, and equipment and company-owned tooling.

The following is a summary of the approximate composition of the Company’s revenues, by product category (in thousands):

	Year Ended December 31,
	2014	2013	2012
Body structures and assemblies	59%	57%	58%
Complex body-in-white assemblies	25%	27%	26%
Chassis, lower vehicle systems, and suspension components	16%	16%	16%
Total	100%	100%	100%

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13. Segment Information  – (continued)

The Company sells its products directly to automotive manufacturers. The following table presents a summary of customers that accounted for 10% or more of consolidated revenues in any of the three years ended December 31:

	2014	2013	2012
Ford	22%	24%	23%
VW	15%	17%	18%
Chrysler	14%	11%	10%

All customers that accounted for 10% or more of consolidated revenues from the table above are customers in the automotive industry; therefore, the Company is subject to a concentration of credit risk.

Note 14. Acquisitions and Joint Ventures

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

During the second quarter of 2013, the Company reached an agreement with the parties to the Ningbo joint venture, whereby the Company agreed to acquire an additional 6% equity interest in Ningbo for $0.8 million. In connection with the agreement, certain other agreements were modified during the second quarter of 2013, resulting in the Company no longer having the ability to exert control over the operating and financial affairs of Ningbo. Accordingly, the financial results of Ningbo are not consolidated within the Company’s financial statements for the quarterly periods beginning after the first quarter of 2013; rather, the Company’s proportionate share of the earnings/(loss) of the joint venture have been presented in the Consolidated Statements of Operations as equity in earnings/(loss) of joint venture, net of tax. During the year ended December 31, 2013, the Company recognized a gain in connection with the de-consolidation of Ningbo in the amount of $1.5 million, in accordance with FASB ASC No. 810, Consolidation, which is recorded in the Consolidated Statements of Operations as cost of sales. The Company also incurred direct costs of $0.4 million during the year ended December 31, 2013 related to the revised agreements, which have been recorded in the Consolidated Statements of Operations as selling, general, and administrative expenses. The Company made the $0.8 million payment to acquire the additional 6% interest during March 2014. The Company had an accrual of $0.8 million recorded at December 31, 2013 related to the payment made in March 2014.

During the fourth quarter of 2014, the Company’s Board of Directors approved a plan to sell the Company’s equity interest in Ningbo. The Company’s investment in the Ningbo joint venture was $7.8 million at December 31, 2014. This investment is presented in the Company’s Consolidated Balance Sheets as investment in joint venture.

During the years ended December 31, 2014 and 2013, the Company recorded equity in the losses of Ningbo, net of tax, of $0.7 million and $0.6 million, respectively.

Xiangtan Joint Venture

In July 2011, a foreign subsidiary of the Company reached an agreement with Xiangtan Ditong Automotive Industrial Machinery Co., Ltd. (“DIT”) to form a joint venture, in which the Company exercises control, which was approved by the Chinese government in September 2011. At inception, the joint venture partner contributed its facility located in Xiangtan, Hunan Province, China in exchange for 50% ownership, which resulted in a $5.9 million noncontrolling interest for the Company. As part of the original transaction, the

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14. Acquisitions and Joint Ventures  – (continued)

Company contributed additional capital to the joint venture in March 2012, resulting in an accumulated ownership of 51%. During the fourth quarter of 2014, the Company’s Board of Directors approved a plan to sell the Company’s equity interest in its Xiangtan joint venture. At December 31, 2014, Xiangtan was considered held for sale and presented as discontinued operations in the Consolidated Financial Statements. Refer to Note 5 for additional information.

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

In April 2013 the Company announced the closing of the operations of TD&A and in June 2013, substantially all of the assets of TD&A were sold. Refer to Note 4 for further information regarding the closure of TD&A.

Note 15. Commitments and Contingencies

Leases

The Company leases office space, manufacturing space, and certain equipment under noncancellable lease agreements, which require the Company to pay maintenance, insurance, taxes, and other expenses, in addition to rental payments. The Company has entered into leasing commitments with lease terms expiring between the years 2015 and 2021. The Company has options to extend the terms of certain leases in future periods. The properties covered under these leases include manufacturing and office equipment and facilities. Rent expense for all operating leases totaled $23.4 million, $20.8 million, and $21 million during the years ended December 31, 2014, 2013, and 2012, respectively.

Future minimum capital and operating lease payments at December 31, 2014 are as follows (in thousands):

Year	Operating Leases	Capital Leases
2015	$22,161	$1,562
2016	19,120	1,497
2017	17,779	1,433
2018	14,510	5,660
2019	12,679	—
Thereafter	11,016	—
Total future lease payments	$97,265	10,152
Less: amount representing interest		(1,338)
Present value of minimum lease payments		$8,814

Purchase Commitments

As of December 31, 2014, the Company was obligated under executory purchase orders for approximately $48.9 million of tooling, $21.8 million of capital expenditures, and $7.6 million of other expenditures.

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15. Commitments and Contingencies  – (continued)

Environmental Matters

The Company owns properties which have been affected by environmental releases. The Company is actively involved in investigation and/or remediation at several of these locations.

Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. The established liability for environmental matters is based upon management’s best estimates, on an undiscounted basis, of expected investigation/remediation costs related to environmental contamination. It is possible that actual costs associated with these matters will exceed the environmental reserves established by the Company. Inherent uncertainties exist in the estimates, primarily due to unknown environmental conditions, changing governmental regulations, and legal standards regarding liability and evolving technologies for handling site remediation and restoration. At December 31, 2014 and 2013, the Company had approximately $1.7 million and $1.7 million, respectively, accrued for environmental matters.

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

Note 16. Change in Working Capital and Other Operating Items

The following table summarizes the sources/(uses) of cash provided by changes in working capital and other operating items (in thousands):

	Year Ended December 31,
	2014	2013	2012
Accounts receivable	$(15,319)	$22,771	$49,519
Inventories	(812)	(2,052)	(154)
Prepaid tooling and other current assets	(8,629)	42,954	(37,310)
Accounts payable and accrued liabilities	9,573	(22,183)	(60,222)
Net investment hedge and interest rate swap	3,341	—	—
Other assets and liabilities	2,769	(13,808)	52,692
Change in working capital	$(9,077)	$27,682	$4,525

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17. Quarterly Financial Data (Unaudited)

The following table summarizes select quarterly financial data (in thousands):

Quarter	Net Sales	Gross Profit	Net Income/ (Loss)	Net Income/(Loss) Attributable to Tower International, Inc.	Diluted Earnings/ (Loss) per Share
2014(a)
1st(f)	$519,263	$60,789	$15,278	$14,855	$0.70
2nd(g)	548,467	62,349	16,950	16,096	0.75
3rd(h)	497,722	52,937	12,902	11,161	0.52
4th(i)	502,319	53,118	(18,043)	(20,596)	(0.99)
Full Year	$2,067,771	$229,193	$27,087	$21,516	$1.01
2013(a)
1st(b)	$491,838	$51,658	$4,534	$2,548	$0.12
2nd(c)	528,869	69,080	(45,348)	(45,111)	(2.22)
3rd(d)	464,938	53,310	4,216	3,318	0.16
4th(e)	480,847	56,268	20,534	18,970	0.90
Full Year	$1,966,492	$230,316	$(16,064)	$(20,275)	$(0.99)

(a)	Amounts differ from previously filed quarterly reports to reflect discontinued operations (refer to Note 5).
(b)	The discontinued operations decreased net sales by $42.3 million and decreased gross profit by $6.4 million.
(c)	The discontinued operations decreased net sales by $27 million and decreased gross profit by $0.4 million.
(d)	The discontinued operations decreased net sales by $30.3 million and decreased gross profit by $2.7 million.
(e)	The discontinued operations decreased net sales by $36 million and decreased gross profit by $3.7 million.
(f)	The discontinued operations decreased net sales by $29.1 million and decreased gross profit by $1 million.
(g)	The discontinued operations decreased net sales by $28.1 million and decreased gross profit by $2.1 million.
(h)	The discontinued operations decreased net sales by $24.9 million and increased gross profit by $0.2 million.
(i)	During the fourth quarter of 2014, the Company recorded an actuarial pension loss of $4.2 million. The discontinued operations decreased net sales by $31.6 million and decreased gross profit by $4.5 million.

Note 18. Subsequent Events

On January 23, 2015, the Company terminated the $200 million U.S. dollar/Euro cross currency swap entered into on October 17, 2014 and received approximately $22 million in cash proceeds. The Company then entered into a new cross currency swap to hedge its net investment in Europe (U.S. dollar/Euro exchange spot rate was $1.1265). The Euro notional amount was increased from €157 million to €178 million but the interest rate was lowered from 3.97% to 3.70% per annum. The U.S. dollar notional amount of $200 million and 5.09% per annum remain the same. Using the proceeds received from the swap termination transaction, the Company paid $25 million on its Term Loan Credit Facility on February 2, 2015.

TOWER INTERNATIONAL, INC.

SCHEDULE 1 — CONDENSED BALANCE SHEETS
(Amounts in thousands, except share data)

	December 31, 2014	December 31, 2013
ASSETS
Intercompany receivables	$174,214	$167,957
Total assets	$174,214	$167,957
LIABILITIES AND STOCKHOLDERS' EQUITY
Intercompany payables	$87,104	$86,347
Loss in excess of investment in subsidiaries	43,959	7,235
Total liabilities	131,063	93,582
Stockholders' equity:
Preferred stock, $0.01 par value, 50,000,000 authorized and 0 issued and outstanding	—	—
Common stock, $0.01 par value, 350,000,000 authorized, 21,393,592 issued and 20,752,226 outstanding at December 31, 2014 and 21,079,027 issued and 20,472,637 outstanding at December 31, 2013	214	211
Additional paid in capital	335,338	327,998
Treasury stock, at cost, 641,366 and 606,390 shares as of December 31, 2014 and December 31, 2013	(9,516)	(8,594)
Accumulated deficit	(235,971)	(257,487)
Accumulated other comprehensive income/(loss)	(46,914)	12,247
Total stockholders' equity	43,151	74,375
Total liabilities and stockholders' equity	$174,214	$167,957

TOWER INTERNATIONAL, INC.

SCHEDULE 1 — CONDENSED STATEMENTS OF OPERATIONS
(Amounts in thousands)

	Year Ended December 31,
	2014	2013	2012
OPERATING EXPENSES
General and administrative expenses	$(4,712)	$(4,743)	$(9,627)
Total operating expenses	(4,712)	(4,743)	(9,627)
OTHER INCOME
Intercompany interest income	3,791	3,891	4,442
Total other income	3,791	3,891	4,442
Equity income/(loss) of subsidiaries	22,437	(19,423)	23,217
Income/(loss) available to common shareholders	$21,516	$(20,275)	$18,032

TOWER INTERNATIONAL, INC.

SCHEDULE 1 — CONDENSED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(Amounts in thousands)

	Year Ended December 31,
	2014	2013	2012
Net income/(loss)	$21,516	$(20,275)	$18,032
Other comprehensive income/(loss), net of tax	(59,161)	24,731	(1,234)
Comprehensive income/(loss)	$(37,645)	$4,456	$16,798

TOWER INTERNATIONAL, INC.

SCHEDULE 1 — CONDENSED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year Ended December 31,
	2014	2013	2012
OPERATING ACTIVITIES:
Net income/(loss)	$21,516	$(20,275)	$18,032
Adjustments required to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Non-cash share-based compensation	4,712	4,743	9,613
Equity (income)/loss of subsidiaries	(22,437)	19,423	(23,217)
Change in working capital and other operating items	—	(5,818)	(1,261)
Net cash provided by/(used in) operating activities	$3,791	$(1,927)	$3,167
INVESTING ACTIVITIES:
Intercompany advances, net	$(6,257)	$—	$—
Net cash provided by/(used in) investing activities	$(6,257)	$—	$—
FINANCING ACTIVITIES:
Purchase of treasury stock	$(922)	$(297)	$(3,167)
Proceeds from stock options exercised	2,629	2,224	—
Intercompany advances, net	759	—	—
Net cash provided by/(used in) financing activities	$2,466	$1,927	$(3,167)
NET CHANGE IN CASH AND CASH EQUIVALENTS	$—	$—	$—
CASH AND CASH EQUIVALENTS:
Beginning of period	$—	$—	$—
End of period	$—	$—	$—

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

The condensed parent company financial statements have been prepared in accordance with Rule 12-04, Schedule I of Regulation S-X as the restricted net assets of the subsidiaries of Tower International, Inc. exceed 25% of the consolidated net assets of Tower International, Inc. The ability of the Company’s Chinese subsidiary to pay dividends may be restricted because dividends are subject to approval by the Company’s joint venture partner and the Chinese government. As a result, the Company may be unable to distribute any dividends outside of China. However, the Company has been able to remit dividends from its Chinese subsidiary in 2014 and in prior periods and plans to do so in the future.

As of December 31, 2014, the amount of the Company’s restricted net assets was $26.2 million.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Mark Malcolm, our Chief Executive Officer (“CEO”), and James C. Gouin, our Chief Financial Officer (“CFO”), have performed an evaluation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2014 and each has concluded that such disclosure controls and procedures were effective at a reasonable assurance level to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and such information is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow for timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2014. The assessment was based on criteria established in the framework “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2014.

The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which follows.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Tower International, Inc.
Livonia, MI

We have audited the internal control over financial reporting of Tower International, Inc. and subsidiaries (the “Company”) as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2014 of the Company and our report dated February 27, 2015 expressed an unqualified opinion on those financial statements and financial statement schedules.

/s/ DELOITTE & TOUCHE LLP

Detroit, MI
February 27, 2015

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting during the quarter ended December 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The information required by Item 10 regarding executive officers and directors is incorporated by reference from the information under the captions “Directors and Executive Officers” and “The Board of Directors” in the Company’s definitive Proxy Statement for the 2015 Annual Meeting of the Stockholders (the “Proxy Statement”), or will be filed by amendment. The information required by Item 10 regarding the audit committee and audit committee financial expert disclosure is incorporated by reference from the information under the caption “The Board of Directors — Committees of the Board of Directors” and “Audit Committee Matters” in the Proxy Statement, or will be filed by amendment.

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

Equity Compensation Plan Information — The following table provides information about our equity compensation plans as of December 31, 2014.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	717,799	$13.93	787,927
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	717,799	$13.93	787,927

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) List of documents filed as part of this Annual Report or incorporated herein by reference:

(1)	Financial Statements: The following financial statements of the Registrant as set forth under Part II, Item 8 of this report on Form 10-K on the pages indicated:

Audited Financial Statements for the Three Years Ended December 31, 2014:

(2)	Financial Statement Schedules:
(a)	Schedule I — Parent company financial statements, as set forth under Part II, Item 8 of this report on Form 10-K
(b)	Schedule II:

SCHEDULE II

Valuation and Qualifying Accounts for the years ended December 31, 2014, 2013, and 2012
(in thousands)

Column A	Column B	Column C		Column D		Column E
		Additions
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions		Balance at End of Year
Year Ended December 31, 2014
Allowance for doubtful accounts	$2,071	$436	$—	$(1,326	)(a)	$1,181
Deferred tax asset valuation allowance	219,421	(10,298)	(30,149)	—		178,974
Year Ended December 31, 2013
Allowance for doubtful accounts	$4,105	$600	$—	$(2,634	)(a)	$2,071
Deferred tax asset valuation allowance	207,659	19,841	(8,079)	—		219,421
Year Ended December 31, 2012
Allowance for doubtful accounts	$3,612	$1,919	$—	$(1,425	)(a)	$4,105
Deferred tax asset valuation allowance	188,336	13,985	5,338	—		207,659

(a)	Write off of uncollectible accounts and collections of past due accounts.

All other schedules are omitted because they are inapplicable or not required or the information is included in the Company’s Consolidated Financial Statements or the notes thereto.

(3)	Exhibits

2.1	Asset Purchase Agreement, dated as of May 1, 2007, by and among Tower Automotive, Inc., a debtor-in-possession and certain of its subsidiaries, and Tower Automotive, LLC f/k/a TA Acquisition Company, LLC (filed as Exhibit 2.1 to the Registrant’s Registration Statement on Form S-1 as originally filed on March 4, 2010 (No. 333-165200) and incorporated herein by reference).
2.2	Form of Contribution Agreement providing for the contribution of equity interests in Tower Automotive, LLC to Tower International Holdings, LLC (filed as Exhibit 2.2 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
3.1	Form of Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
3.2	Form of By-Laws of the Registrant (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed January 8, 2014 and incorporated herein by reference).
4.1	See Exhibits 3.1 and 3.2 for provisions of the Certificate of Incorporation and Bylaws of the Registrant defining the rights of holders of common stock of the Registrant.
4.2	Specimen stock certificate (filed as Exhibit 4.2 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
4.3	Form of Registration Rights Agreement between the Registrant and Tower International Holdings, LLC (filed as Exhibit 4.3 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
4.4	Indenture, dated as of August 24, 2010, among Tower Automotive Holdings USA, LLC and TA Holdings Finance, Inc., as issuers, the guarantors’ party thereto and Wilmington Trust FSB, as trustee and collateral agent (filed as Exhibit 4.4 to Amendment No. 6 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.1	Amended and Restated Intercreditor Agreement, dated as of August 24, 2010, among JPMorgan Chase Bank, N.A., as representative with respect to certain agreements identified therein, Wilmington Trust FSB, as representative with respect to the notes agreement identified therein, each additional representative from time to time party thereto, Tower Automotive Holdings USA, LLC, the other loan parties party thereto and Tower Automotive, LLC (filed as Exhibit 10.9 to Amendment No. 6 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.2	Term Intercreditor Agreement, dated as of August 24, 2010, among JPMorgan Chase Bank, N.A., as synthetic letter of credit facility agent, Wilmington Trust FSB, as notes collateral agent, each additional term agent from time to time party thereto, each grantor from time to time party thereto and Tower Automotive, LLC (filed as Exhibit 10.10 to Amendment No. 6 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.3	Notes Security Agreement, dated as of August 24, 2010, among Tower Automotive Holdings USA, LLC, TA Holdings Finance, Inc., the subsidiary guarantors’ party thereto and Wilmington Trust FSB, as collateral agent (filed as Exhibit 10.13 to Amendment No. 6 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.4†	Intentionally omitted.
10.5†	Registrant’s Compensation Agreement with Paul Radkoski (filed as Exhibit 10.31 to the Registrant’s Registration Statement on Form S-1 as originally filed on March 4, 2010 (No. 333-165200) and incorporated herein by reference).
10.6	Form of Indemnification Agreement (filed as Exhibit 10.24 to Amendment No. 8 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).

10.7	Service Agreement with Rande Somma & Associates LLC (filed as Exhibit 10.33 to the Registrant’s Registration Statement on Form S-1 as originally filed on March 4, 2010 (No. 333-165200) and incorporated herein by reference).
10.8	Amendment to Service Agreement with Rande Somma & Associates LLC, dated September 29, 2010 (filed as Exhibit 10.55 to Amendment No. 9 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.9	Service Agreement with Larry Schwentor and MGT4VALUE LLC (filed as Exhibit 10.34 to the Registrant’s Registration Statement on Form S-1 as originally filed on March 4, 2010 (No. 333-165200) and incorporated herein by reference).
10.10†	Second Amended and Restated Value Creation Plan of Tower Automotive, LLC (filed as Exhibit 10.27 to Amendment No. 8 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.11†	Form of 2010 Equity Incentive Plan (filed as Exhibit 10.28 to Amendment No. 9 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.12†	Form of Restricted Stock Award Agreement (filed as Exhibit 10.29 to Amendment No. 8 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.13†	Form of Restricted Stock Unit Award Agreement (filed as Exhibit 10.30 to Amendment No. 8 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.14†	Form of Restricted Stock Unit Award Agreement (filed as Exhibit 10.30.1 to Amendment No. 8 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.15†	Form of Nonqualified Stock Option Grant Agreement (filed as Exhibit 10.31 to Amendment No. 8 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.16†	Form of Nonqualified Stock Option Grant Agreement (filed as Exhibit 10.31.1 to Amendment No. 8 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.17†	Form of Incentive Stock Option Grant Agreement (filed as Exhibit 10.32 to Amendment No. 8 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.18†	Tower Management, LLC 2007 Management Incentive Plan (filed as Exhibit 10.33 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.19†	Form of Award Letter, Tower Automotive, LLC Supplemental Value Creation Program Plan (filed as Exhibit 10.34 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.20†	Form of Award Letter, Tower Automotive, LLC 2010 Long-Term Incentive Program (filed as Exhibit 10.35 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.21†	Form of Award Letter, Tower Automotive, LLC Special Incentive Program (filed as Exhibit 10.36 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.22††	Lease Agreement, dated as of April 10, 2002, by and among Module (DE) Limited Partnership, Tower Automotive Products Company, Inc. and Tower Automotive Tool LLC (filed as Exhibit 10.37 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).

10.23	Amendment No. 1 to Lease Agreement, dated as of November 15, 2002, by and among Module (DE) Limited Partnership, Tower Automotive Products Company, Inc. and Tower Automotive Tool LLC (filed as Exhibit 10.38 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.24††	Amendment No. 2 to Lease Agreement, dated as of July 31, 2007, by and among Module (DE) Limited Partnership, Tower Automotive Products Company, Inc. and Tower Automotive Tool LLC (filed as Exhibit 10.39 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.25††	Lease Agreement, dated as of April 10, 2002, by and among Chassis (DE) Limited Partnership, Tower Automotive Products Company, Inc. and Tower Automotive Tool LLC (filed as Exhibit 10.40 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.26	Amendment No. 1 to Lease Agreement, dated as of October 9, 2002, by and among Chassis (DE) Limited Partnership, Tower Automotive Products Company, Inc. and Tower Automotive Tool LLC (filed as Exhibit 10.41 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.27††	Amendment No. 2 to Lease Agreement, dated as of July 31, 2007, by and among Chassis (DE) Limited Partnership, Tower Automotive Products Company, Inc. and Tower Automotive Tool LLC (filed as Exhibit 10.42 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.28	Unit Sale and Purchase Agreement of Mark Malcolm (filed as Exhibit 10.43 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.29	Unit Sale and Purchase Agreement of Jim Gouin (filed as Exhibit 10.44 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.30	Unit Sale and Purchase Agreement of Michael Rajkovic (filed as Exhibit 10.45 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.31	Intentionally omitted.
10.32	Unit Sale and Purchase Agreement of Rande Somma and Associates LLC (filed as Exhibit 10.48 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.33	Unit Sale and Purchase Agreement of MGT4VALUE LLC (filed as Exhibit 10.49 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.34†	Form of Amendment to Form of Award Letter, Tower Automotive, LLC 2010 Long-Term Incentive Program (filed as Exhibit 10.53 to Amendment No. 9 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.35†	Form of Award Letter, Tower Automotive, LLC 2010 Special Incentive Program (filed as Exhibit 10.54 to Amendment No. 8 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.36	Letter of Credit Facility Agreement, dated as of June 13, 2011, among Tower Automotive Holdings USA, LLC, as borrower, Tower International, Inc., as holdings, JPMorgan Chase Bank, N.A., as L/C participant, and JPMorgan Chase Bank, N.A., as administrative agent and issuing lender (filed as Exhibit 10.56 to the Registrant’s Annual Report on Form 10-K filed March 8, 2012 and incorporated herein by reference).
10.37†††	Amendment No. 3 to Lease Agreement, dated as of January 24, 2011, by and among Chassis (DE) Limited Partnership, Tower Automotive USA Operations I, LLC and Tower Automotive USA Operations II, LLC (successors in interest to Tower Automotive Products Company, Inc. and Tower Automotive Tool LLC) (filed as Exhibit 10.60 to the Registrant’s Annual Report on Form 10-K filed March 8, 2012 and incorporated herein by reference).

10.38†††	Amendment No. 4 to Lease Agreement, dated as of October 3, 2011, by and among Chassis (DE) Limited Partnership, Tower Automotive USA Operations I, LLC and Tower Automotive USA Operations II, LLC (successors in interest to Tower Automotive Products Company, Inc. and Tower Automotive Tool LLC) (filed as Exhibit 10.61 to the Registrant’s Annual Report on Form 10-K filed March 8, 2012 and incorporated herein by reference).
10.39	Amendment to Service Agreement with Rande Somma & Associates LLC, dated November 29, 2011 (filed as Exhibit 10.62 to the Registrant’s Annual Report on Form 10-K filed March 8, 2012 and incorporated herein by reference).
10.40	Service Agreement between Rande Somma & Associates LLC and Tower Defense & Aerospace, LLC, dated as of January 3, 2012 (filed as Exhibit 10.63 to the Registrant’s Form 10-K/A filed April 24, 2012 and incorporated herein by reference.)
10.41	Intentionally omitted.
10.42	Registrant’s Employment Agreement with Par Malmhagen (filed as Exhibit 10.65 to the Registrant’s Quarterly Report on Form 10-Q filed August 7, 2012 and incorporated herein by reference).
10.43	Stock Purchase Agreement between Tower Automotive Holdings Asia B.V., Tower Automotive International Holdings B.V., and SJ Holdings, Inc. (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed January 2, 2013 and incorporated herein by reference).
10.44†	Form of 2012 Bonus Plan (filed as Exhibit 10.67 to the Registrant’s Current Report on Form 10-K filed March 7, 2013 and incorporated herein by reference).
10.45†	Amended and Restated Employment Agreement, dated as of March 4, 2013, between Tower Automotive Operations USA I, LLC and Mark Malcolm (filed as Exhibit 10.68 to the Registrant’s Current Report on Form 10-K filed March 7, 2013 and incorporated herein by reference).
10.46†	Amended and Restated Employment Agreement, dated as of March 4, 2013, between Tower Automotive Operations USA I, LLC and James Gouin (filed as Exhibit 10.69 to the Registrant’s Current Report on Form 10-K filed March 7, 2013 and incorporated herein by reference).
10.47†	Amended and Restated Employment Agreement, dated as of March 4, 2013, between Tower Automotive Operations USA I, LLC and Michael Rajkovic (filed as Exhibit 10.70 to the Registrant’s Current Report on Form 10-K filed March 7, 2013 and incorporated herein by reference).
10.48†	Employment Agreement, dated as of March 4, 2013, between Tower Automotive Operations USA I, LLC and James Bernard (filed as Exhibit 10.71 to the Registrant’s Current Report on Form 10-K filed March 7, 2013 and incorporated herein by reference).
10.49†	Employment Agreement, dated as of March 4, 2013, between Tower Automotive Operations USA I, LLC and William Cook (filed as Exhibit 10.72 to the Registrant’s Current Report on Form 10-K filed March 7, 2013 and incorporated herein by reference).
10.50†	Amendment to Employment Agreement, dated as of March 4, 2013, between Tower Automotive Holding GmbH and Par Malmhagen (filed as Exhibit 10.73 to the Registrant’s Current Report on Form 10-K filed March 7, 2013 and incorporated herein by reference).
10.51†	Form of Performance Award Agreement (filed as Exhibit 10.74 to the Registrant’s Current Report on Form 10-K filed March 7, 2013 and incorporated herein by reference).
10.52	Amendment to Letter of Credit Facility Agreement, dated as of April 22, 2013, among Tower Automotive Holdings USA, LLC, the Registrant, JPMorgan Chase Bank, N.A., as L/C participant and JPMorgan Chase Bank, N.A., as administrative agent and issuing lender, filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed April 24, 2013 and incorporated herein by reference.

10.53	Term Loan and Guaranty Agreement, dated as of April 23, 2013, by and among Tower Automotive Holdings USA, LLC, as borrower, Tower International, Inc., Tower Automotive Holdings I, LLC, Tower Automotive Holdings II(a), LLC, Tower Automotive Holdings II (b), LLC and the subsidiary guarantors named therein, as Guarantors, each of the financial institutions from time to time party thereto as lenders, and Citibank, N.A., as administrative agent for the lenders (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed April 24, 2013 and incorporated herein by reference).
10.54	Second Amended and Restated Revolving Credit and Guaranty Agreement dated as of June 19, 2013 by and among Tower Automotive Holdings USA, LLC, Tower International, Inc., Tower Automotive Holdings I, LLC, Tower Automotive Holdings II(a), LLC, Tower Automotive Holdings II(b), LLC, the subsidiary guarantors named therein, JPMorgan Chase Bank, N.A., Wells Fargo Capital Finance, LLC and each of the other financial institutions from time to time party thereto, as Lenders and JPMorgan Chase Bank, N.A., as Issuing Lender, as Swing Line Lender and as Administrative Agent for the Lenders (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed June 20, 2013 and incorporated herein by reference).
10.55	Second Amended and Restated ABL Security Agreement dated as of June 19, 2013 among Tower Automotive Holdings USA, LLC, the guarantors named therein and JPMorgan Chase Bank, N.A., as Agent for the Lenders (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed June 20, 2013 and incorporated herein by reference).
10.56	First Refinancing Term Loan Amendment to Term Loan and Guaranty Agreement, dated as of July 29, 2013, by and among Tower Automotive Holdings USA, LLC, as borrower, Tower International, Inc., Tower Automotive Holdings I, LLC, Tower Automotive Holdings II(a), LLC, Tower Automotive Holdings II(b), LLC and the subsidiary guarantors named therein, as Guarantors, each of the financial institutions from time to time party thereto as lenders, and Citibank, N.A., as administrative agent for the lenders (filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed July 31, 2013 and incorporated herein by reference).
10.57	Second Refinancing Term Loan Amendment and Additional Term Loan Amendment to Term Loan and Guaranty Agreement, dated as of January 31, 2014, by and among Tower Automotive Holdings USA, LLC, as borrower, Tower International, Inc., Tower Automotive Holdings I, LLC, Tower Automotive Holdings II(a), LLC, Tower Automotive Holdings II(b), LLC and the subsidiary guarantors named therein, as Guarantors, each of the financial institutions from time to time party thereto as lenders, and Citibank, N.A., as administrative agent for the lenders (filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed January 21, 2014 and incorporated herein by reference).
10.58	Term Loan and Guaranty Agreement, dated as of April 23, 2013 (as amended pursuant to a First Refinancing Term Loan Amendment, dated as of July 29, 2013 and a Second Refinancing Term Loan Amendment and Additional Term Loan Amendment, dated as of January 31, 2014), by and among Tower Automotive Holdings USA, LLC, as borrower, Tower International, Inc., Tower Automotive Holdings I, LLC, Tower Automotive Holdings II(a), LLC, Tower Automotive Holdings II(b), LLC and the subsidiary guarantors named therein, as Guarantors, each of the financial institutions from time to time party thereto as lenders, and Citibank, N.A., as administrative agent for the lenders (filed as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed January 21, 2014 and incorporated herein by reference).
10.59†	Form of Performance Award Agreement
10.60†	Second Amended and Restated Employment Agreement, dated as of July 28, 2014, between Tower Automotive Operations USA I, LLC and Mark M. Malcolm (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed July 28, 2014 and incorporated herein by reference).

10.61	Third Amended and Restated Revolving Credit and Guaranty Agreement, by and among Tower Automotive Holdings USA, LLC, Tower International, Inc., Tower Automotive Holdings I, LLC, Tower Automotive Holdings II(a), LLC, Tower Automotive Holdings II(b), LLC, the subsidiary guarantors named therein, the financial institutions from time to time party thereto as Lenders, and JPMorgan Chase Bank, N.A. as Issuing Lender, as Swing Line Lender, and as Administrative Agent for the Lenders. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed September 17, 2014 and incorporated herein by reference).
10.62	Revolving Credit Security Agreement, dated as of September 17, 2014, among Tower Automotive Holdings USA, LLC, the guarantors named therein, and JPMorgan Chase Bank, N.A. as Agent for the Lenders (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed September 17, 2014 and incorporated herein by reference).
10.63†*	Amended and Restated Employment Agreement, dated as of October 27, 2014, between Tower Automotive Operations USA I, LLC and James C. Gouin.
10.64†*	Amended and Restated Employment Agreement, dated as of October 27, 2014, between Tower Automotive Operations USA I, LLC and Michael Rajkovic.
10.65†*	Form of Performance Award Agreement
11.1	A statement regarding the computation of earnings per share is omitted because such computation can be clearly determined from the material contained in this Report.
21.1*	Subsidiaries of Tower International, Inc.
23.1*	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 Securities Exchange Act Rules 13a-14(a) and 15d-14(a), pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 Securities Exchange Act Rules 13a-14(a) and 15d-14(a), pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Scheme Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.
†	Management contract or compensatory plan or arrangement.
††	Confidential treatment has been granted for certain provisions of this Exhibit pursuant to Rule 406 promulgated under the Securities Act of 1933, as amended.
†††	Portions of this exhibit have been omitted pursuant to the Company’s request to the Secretary of the Securities and Exchange Commission for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 27, 2015

/s/ James C. Gouin

James C. Gouin
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on the 27th day of February, 2015.

Signature	Title
/s/ Mark M. Malcolm Mark M. Malcolm	Chief Executive Officer and Director (Principal Executive Officer)
/s/ James C. Gouin James C. Gouin	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ Jeffrey L. Kerstern Jeffrey L. Kersten	Senior Vice President and Corporate Controller (Principal Accounting Officer)
/s/ Nicholas Chabraja Nicholas Chabraja	Director
/s/ James Chapman James Chapman	Director
/s/ Frank E. English Frank E. English	Director
/s/ Thomas K. Brown Thomas K. Brown	Director
/s/ Alison Davis-Blake Alison Davis-Blake	Director
/s/ Dev Kapadia Dev Kapadia	Director