Form 10-Q
period 2015-03-31
Tower International, Inc.
filed 2015-05-07
CIK 1485469

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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

Large Accelerated Filer ☑	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12(b)-2 of the Securities and Exchange Act).

Yes ☐ No ☑

As of April 30, 2015, there were 21,102,766 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

Tower International, Inc. and Subsidiaries

Form 10-Q

PART 1 — FINANCIAL INFORMATION

ITEM 1. Financial Statements.

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data - unaudited)

	March 31, 2015	December 31, 2014
ASSETS
Cash and cash equivalents	$130,729	$148,561
Accounts receivable, net of allowance of $1,661 and $1,181	288,491	230,377
Inventories (Note 2)	72,497	69,775
Deferred tax asset - current	6,538	6,900
Assets held for sale (Note 3)	132,426	141,295
Prepaid tooling, notes receivable, and other	42,024	41,986
Total current assets	672,705	638,894

Property, plant, and equipment, net	412,310	451,126
Goodwill (Note 5)	50,300	56,691
Investment in joint venture	7,849	7,752
Deferred tax asset - non-current	3,528	3,608
Other assets, net	20,322	24,845
Total assets	$1,167,014	$1,182,916

LIABILITIES AND EQUITY
Short-term debt and current maturities of capital lease obligations (Note 7)	$28,518	$31,139
Accounts payable	266,944	257,011
Accrued liabilities	121,599	105,772
Liabilities held for sale (Note 3)	61,874	67,707
Total current liabilities	478,935	461,629

Long-term debt, net of current maturities (Note 7)	428,241	457,179
Obligations under capital leases, net of current maturities (Note 7)	6,629	7,740
Deferred tax liability - non-current	12,047	12,972
Pension liability (Note 10)	64,888	68,637
Other non-current liabilities	78,230	74,981
Total non-current liabilities	590,035	621,509
Total liabilities	1,068,970	1,083,138
Commitments and contingencies (Note 16)

Stockholders' equity:
Tower International, Inc.'s stockholders' equity
Preferred stock, $0.01 par value, 50,000,000 authorized and 0 issued and outstanding	-	-
Common stock, $0.01 par value, 350,000,000 authorized, 21,994,275 issued and 21,102,814 outstanding at March 31, 2015 and 21,393,592 issued and 20,752,226 outstanding at December 31, 2014	220	214
Additional paid in capital	336,212	335,338
Treasury stock, at cost, 891,461 and 641,366 shares as of March 31, 2015 and December 31, 2014	(16,046)	(9,516)
Accumulated deficit	(221,930)	(235,971)
Accumulated other comprehensive loss (Note 11)	(57,143)	(46,914)
Total Tower International, Inc.'s stockholders' equity	41,313	43,151
Noncontrolling interests in subsidiaries (Note 11)	56,731	56,627
Total stockholders' equity	98,044	99,778

Total liabilities and stockholders' equity	$1,167,014	$1,182,916

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share amounts - unaudited)

	Three Months Ended March 31,
	2015	2014

Revenues	$496,628	$519,263
Cost of sales	440,138	458,474
Gross profit	56,490	60,789
Selling, general, and administrative expenses	31,532	34,105
Amortization expense (Note 5)	-	657
Restructuring and asset impairment charges, net (Note 6)	1,031	1,389
Operating income	23,927	24,638
Interest expense	7,850	7,168
Interest income	125	132
Other expense	-	87
Income before provision for income taxes and equity in profit / (loss) of joint venture	16,202	17,515
Provision for income taxes (Note 9)	2,099	2,834
Equity in profit / (loss) of joint venture, net of tax (Note 16)	94	(159)
Income from continuing operations	14,197	14,522
Income / (loss) from discontinued operations, net of tax (Note 3)	(76)	756
Net income	14,121	15,278
Less: Net income attributable to the noncontrolling interests	80	423
Net income attributable to Tower International, Inc.	$14,041	$14,855

Weighted average basic shares outstanding	21,050,230	20,513,183
Weighted average diluted shares outstanding	21,360,492	21,263,163

Basic income per share attributable to Tower International, Inc.:
Income per share from continuing operations (Note 12)	$0.67	$0.69
Income per share from discontinued operations (Note 12)	-	0.04
Income per share (Note 12)	0.67	0.72

Diluted income per share attributable to Tower International, Inc.:
Income per share from continuing operations (Note 12)	$0.66	$0.66
Income per share from discontinued operations (Note 12)	-	0.04
Income per share (Note 12)	0.66	0.70

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME / (LOSS)

(Amounts in thousands - unaudited)

	Three Months Ended March 31,
	2015	2014

Net income	$14,121	$15,278
Other comprehensive loss, net of tax:
Foreign currency translation adjustments (net of tax of $0 million)	(10,402)	(2,556)
Unrealized loss on qualifying cash flow hedge (net of tax of $0 million)	-	(117)
Other comprehensive loss	(10,402)	(2,673)
Comprehensive income	3,719	12,605
Less: Comprehensive income / (loss) attributable to the noncontrolling interests	104	(1,163)
Comprehensive income attributable to Tower International, Inc.	$3,615	$13,768

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands - unaudited)

	Three Months Ended March 31,
	2015	2014

OPERATING ACTIVITIES:
Net income	$14,121	$15,278
Less: Income / (loss) from discontinued operations, net of tax	(76)	756
Income from continuing operations	14,197	14,522

Adjustments required to reconcile income from continuing operations to net cash provided by / (used in) continuing operating activities:
Premium on notes redemption and other fees	-	87
Deferred income tax provision	167	291
Depreciation and amortization	19,908	22,860
Non-cash share-based compensation	959	1,204
Pension income, net of contributions	(3,750)	(3,846)
Change in working capital and other operating items	(38,275)	(19,925)
Net cash provided by / (used in) continuing operating activities	$(6,794)	$15,193

INVESTING ACTIVITIES:
Cash disbursed for purchases of property, plant, and equipment, net	$(9,562)	$(8,663)
Investment in joint venture	-	(760)
Net cash used in continuing investing activities	$(9,562)	$(9,423)

FINANCING ACTIVITIES:
Proceeds from borrowings	$30,464	$34,402
Repayments of borrowings	(56,845)	(26,763)
Proceeds from borrowings on Term Loan Credit Facility	-	33,145
Debt financing costs	-	(917)
Proceeds from termination of cross currency swaps	32,377	-
Secondary stock offering transaction costs	-	(75)
Proceeds from stock options exercised	112	658
Purchase of treasury stock	(6,530)	(889)
Noncontrolling interest dividends	-	(2,149)
Net cash provided by / (used in) continuing financing activities	$(422)	$37,412

Discontinued operations:
Net cash from discontinued operating activities	$9,431	$857
Net cash from discontinued investing activities	(4,484)	8,577
Net cash from discontinued financing activities	(2,800)	(1,481)
Net cash from discontinued operations	$2,147	$7,953

Effect of exchange rate changes on continuing cash and cash equivalents	$(3,201)	$(697)

NET CHANGE IN CASH AND CASH EQUIVALENTS	$(17,832)	$50,438

CASH AND CASH EQUIVALENTS:
Beginning of period	$148,561	$134,880

End of period	$130,729	$185,318

Supplemental Cash Flow Information:
Interest paid, net of amounts capitalized	$5,334	$7,091
Income taxes paid	1,130	390
Non-cash Investing Activities:
Capital expenditures in liabilities for purchases of property, plant, and equipment	$5,525	$10,531

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

Note 2. Inventories

Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method. Maintenance, repair, and non-productive inventory, which are considered consumables, are expensed when acquired and included in the Condensed Consolidated Statements of Operations as cost of sales. Inventories consist of the following (in thousands):

	March 31, 2015	December 31, 2014
Raw materials	$33,752	$32,237
Work in process	17,025	15,136
Finished goods	21,720	22,402
Total inventory	$72,497	$69,775

Note 3. Discontinued Operations and Assets Held for Sale

During the fourth quarter of 2014, the Company’s Board of Directors approved a plan to sell the Company’s equity interest in its Changchun Tower Golden Ring Automotive Products Co., Ltd. (“TGR”), Xiangtan DIT Automotive Products Co., Ltd. (“Xiangtan”), and Ningbo DIT Automotive Products Co. Ltd. (“Ningbo”) joint ventures. At March 31, 2015 and December 31, 2014, TGR and Xiangtan were considered held for sale in accordance with FASB ASC No. 360, Property, Plant, and Equipment, and presented as discontinued operations in the Condensed Consolidated Financial Statements, in accordance with FASB ASC No. 205, Discontinued Operations. The Company’s investment in the Ningbo joint venture is accounted for under the equity method and therefore does not qualify for held for sale treatment and does not fall under the scope of FASB ASC No. 205.

The following table discloses select financial information of the discontinued operations of the Company’s Chinese joint ventures in its International Segment (in thousands):

	Three Months Ended March 31,
	2015	2014
Revenues	$27,375	$29,112

Income from discontinued operations:
Income before provision for income taxes	$161	$802
Provision for income taxes	237	46
Income from discontinued operations	$(76)	$756

The following table summarizes assets and liabilities held for sale by category (in thousands):

	March 31, 2015	December 31, 2014
ASSETS
Current assets	$52,293	$59,937
Property, plant, and equipment, net	75,014	76,123
Other assets, net	5,119	5,235
Total assets held for sale	$132,426	$141,295

LIABILITIES
Short-term debt and current maturities of capital lease obligations	$6,989	$9,781
Accrued liabilities	23,921	27,789
Total current liabilities	30,910	37,570

Long-term debt, net of current maturities	1,516	1,515
Other non-current liabilities	29,448	28,622
Total non-current liabilities	30,964	30,137
Total liabilities held for sale	$61,874	$67,707

Note 4. Tooling

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

When the part for which tooling has been developed reaches a production-ready status, the Company is reimbursed by its customer for the cost of the tooling, at which time the tooling becomes the property of the customer. The Company has certain other tooling costs related to tools the Company has the contractual right to use during the life of the supply arrangement, which are capitalized and amortized over the life of the related product program. Customer-owned tooling is included in the Condensed Consolidated Balance Sheets in prepaid tooling, notes receivable, and other, while company-owned and other tooling is included in other assets, net.

The components of capitalized tooling costs are as follows (in thousands):

	March 31, 2015	December 31, 2014
Customer-owned tooling, net	$25,234	$22,735
Company-owned tooling	78	174
Total tooling, net	$25,312	$22,909

Any gain recognized, which is defined as the excess of reimbursement over cost, is amortized over the life of the program. If estimated costs are expected to be in excess of reimbursement, a loss is recorded in the period in which the loss is estimated.

Note 5. Goodwill and Other Intangible Assets

Goodwill

The change in the carrying amount of goodwill in our International segment is set forth below (in thousands):

International
Balance at December 31, 2014	$56,691
Currency translation adjustment	(6,391)
Balance at March 31, 2015	$50,300

Intangibles

The Company had certain intangible assets that were related to customer relationships in Europe and Brazil. The intangible assets in Europe and Brazil had definite lives and were amortized on a straight-line basis over the estimated lives of the related assets, which approximated the recognition of related revenues. Intangible assets are recorded in the Condensed Consolidated Balance Sheets as other assets, net. These intangible assets became fully amortized during the third quarter of 2014 and as such, no further amortization expense related to these intangibles will be incurred beyond 2014. The Company incurred amortization expense of $0.7 million for the three months ended March 31, 2014.

Note 6. Restructuring and Asset Impairment Charges

As of March 31, 2015, the Company has executed various restructuring plans and may execute additional plans in the future to realign manufacturing capacity to prevailing global automotive production and to improve the utilization of remaining facilities. Estimates of restructuring charges are based on information available at the time such charges are recorded. Due to the inherent uncertainty involved in estimating restructuring expenses, actual amounts paid for such activities may differ from amounts initially recorded. Accordingly, the Company may record revisions of previous estimates by adjusting previously established reserves.

Restructuring and Asset Impairment Charges

Net restructuring and asset impairment charges for each of the Company’s segments include the following (in thousands):

	Three Months Ended March 31,
	2015	2014
International	$100	$180
Americas	931	1,209
Consolidated	$1,031	$1,389

The following table sets forth the Company’s net restructuring and asset impairment charges by type for the periods presented (in thousands):

	Three Months Ended March 31,
	2015	2014
Employee termination costs	$210	$454
Other exit costs	821	935
Asset impairment	-	-
Total restructuring expense	$1,031	$1,389

The charges incurred during the three months ended March 31, 2015 and 2014 related primarily to the following actions:

2015 Actions

During the first quarter of 2015, the charges incurred in the Americas segment related to ongoing maintenance expense of facilities closed as a result of prior actions and severance charges to reduce fixed costs. The charges incurred in the International segment related to severance charges in Europe to reduce fixed costs.

2014 Actions

During the first quarter of 2014, the charges incurred in the Americas segment related to ongoing maintenance expense of facilities closed as a result of prior actions and severance charges to reduce fixed costs. The charges incurred in the International segment related to severance charges in Europe to reduce fixed costs.

Restructuring Reserve

The table below summarizes the activity in the restructuring reserve by segment, reflected in accrued liabilities, for the above-mentioned actions through March 31, 2015 (in thousands):

	International	Americas	Consolidated

Balance at December 31, 2014	$1,132	$1,357	$2,489
Payments	(547)	(110)	(657)
Increase	100	110	210
Adjustment	-	(43)	(43)
Balance at March 31, 2015	$685	$1,314	$1,999

Except as disclosed in the table above, the Company does not anticipate incurring additional material cash charges associated with the actions described above. The increase in the restructuring reserve set forth in the table above does not agree with the restructuring charges for the period, as certain items are expensed as incurred related to the actions described.

The restructuring reserve decreased during the first quarter of 2015, reflecting primarily payments of other exit costs related to prior accruals offset partially by accruals for severance.

During the three months ended March 31, 2015, the Company incurred payments related to prior accruals in Europe of $0.5 million and in North America of $0.1 million.

Note 7. Debt

Long-term debt consists of the following (in thousands):

	March 31, 2015	December 31, 2014
Term Loan Credit Facility (net of discount of $1,433 and $1,594)	$419,067	$445,031
Other foreign subsidiary indebtedness	36,740	42,213
Total debt	455,807	487,244
Less: Current maturities (excluding capital leases)	(27,566)	(30,065)
Total long-term debt	$428,241	$457,179

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

The proceeds of the initial term loan disbursed under the Term Loan Credit Agreement were used upon the closing of the Term Loan Credit Facility to redeem all of the outstanding 10.625% Senior Secured Notes due 2017 (the “10.625% Senior Secured Notes” or the “notes”) previously issued pursuant to that certain Indenture, dated as of August 24, 2010, by and among the Term Loan Borrower and TA Holdings Finance, Inc., as issuers, the Company and certain of its direct and indirect subsidiaries as guarantors, and Wilmington Trust FSB as trustee, and to pay all accrued and unpaid interest thereon and related fees and expenses, including a tender premium in connection with a debt tender offer.

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

On February 2, 2015, the Company paid $25 million on its Term Loan Credit Facility. In connection with this prepayment, the Company accelerated the amortization of the original issue discount and the associated debt issue costs by $0.4 million in the first quarter of 2015.

As of March 31, 2015, the outstanding principal balance of the Term Loan Credit Facility was $419.1 million (net of a remaining $1.4 million original issue discount) and the effective interest rate was 4.00% per annum.

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

Advances under the Amended Revolving Credit Facility bear interest at an alternate base rate plus a base rate margin or LIBOR plus a Eurodollar margin. The applicable margins are determined by the Company’s Total Net Leverage Ratio (as defined in the Third Amended Revolving Credit Facility Agreement). The applicable margin for the base rate based borrowings as of March 31, 2015 was 1.50%. The applicable margin for the LIBOR based borrowings as of March 31, 2015 was 2.50%. The Company will pay a commitment fee at a rate equal to 0.50% per annum on the average daily unused total revolving credit commitment.

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

As of March 31, 2015, there was $189.4 million of borrowing availability under the Amended Revolving Credit Facility, of which no borrowings were outstanding and $10.6 million letters of credit were outstanding.

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

Debt Issue Costs

The Company incurred interest expense related to the amortization of debt issue costs of $0.9 million and $0.5 million during the three months ended March 31, 2015 and 2014, respectively.

Other Foreign Subsidiary Indebtedness

As of March 31, 2015, other foreign subsidiary indebtedness of $36.7 million consisted primarily of receivables factoring in Europe of $18.5 million, other indebtedness in Europe of $11.2 million, and borrowings in Brazil of $7 million.

The change in foreign subsidiary indebtedness from December 31, 2014 to March 31, 2015 is explained by the following (in thousands):

	Europe	Brazil	Total
Balance as of December 31, 2014	$33,470	$8,743	$42,213
Maturities of indebtedness	(1,677)	(206)	(1,883)
New / renewed indebtedness	-	-	-
Change in borrowings on credit facilities, net	1,658	-	1,658
Foreign exchange impact	(3,774)	(1,474)	(5,248)
Balance as of March 31, 2015	$29,677	$7,063	$36,740

Generally, borrowings of foreign subsidiaries are made under credit agreements with commercial lenders and are used to fund working capital and other operating requirements.

Europe

As of March 31, 2015, the receivables factoring facilities balance available to the Company was $18.5 million (€17.2 million), of which the entire amount was drawn. These are uncommitted, demand facilities which are subject to termination at the discretion of the banks and bear interest rates based on the average three month EURIBOR plus a spread ranging from 2.50% to 3.00%. The effective annual interest rates as of March 31, 2015 ranged from 2.53% to 3.03%, with a weighted average interest rate of 2.87% per annum. Any receivable factoring under these facilities is with recourse and is secured by the accounts receivable factored. These receivable factoring transactions are recorded in the Company’s Condensed Consolidated Balance Sheets in short-term debt and current maturities of capital lease obligations.

As of March 31, 2015, the secured lines of credit balance available to the Company was $12.1 million (€11.3 million), of which $2.3 million (€2.1 million) was outstanding. The facilities bear an interest rate based on the EURIBOR plus a spread ranging from 2.40% to 4.00% and had maturity dates ranging from April 2015 to October 2015. The effective annual interest rate as of March 31, 2015 was 3.40% per annum. The facilities are secured by certain accounts receivable related to customer funded tooling, real estate, and other assets, and are subject to negotiated prepayments upon the receipt of funds from completed customer projects.

As of March 31, 2015, the Company’s European subsidiaries had borrowings of $8.9 million (€8.3 million), which had an annual interest rate of 6.25% and a maturity date of November 2017. This term loan is secured by certain machinery and equipment.

As of March 31, 2015, the Company’s European subsidiaries had an asset-based revolving credit facility balance available to the Company of $28.5 million, of which no borrowings were outstanding. This facility bears an interest rate based upon the one month LIBOR plus a spread of 4.00% and has a maturity date of October 2017. Availability on the credit facility is determined based upon the appraised value of certain machinery, equipment, and real estate, subject to a borrowing base availability limitation and customary covenants.

Brazil

As of March 31, 2015, the Company’s Brazilian subsidiary had borrowings of $7 million (R$22.6 million), which had annual interest rates ranging from 3.00% to 8.70% and maturity dates ranging from February 2018 to July 2022. As of March 31, 2015, the weighted average interest rate on the borrowings in Brazil was 6.38% per annum. The loans are provided through bilateral agreements with two local banks and are secured by certain fixed and current assets. Periodic interest and principal payments are required.

Covenants

As of March 31, 2015, the Company was in compliance with the financial covenants that govern its credit agreements.

Capital Leases

The Company had capital lease obligations of $7.6 million and $8.8 million as of March 31, 2015 and December 31, 2014, respectively. Of these amounts, $1.0 million and $1.1 million represent the current maturities as of March 31, 2015 and December 31, 2014, respectively. These capital lease obligations expire in March 2018.

Note 8. Derivative Financial Instruments

The Company’s derivative financial instruments include interest rate and cross currency swaps. The Company does not enter into derivative financial instruments for trading or speculative purposes. On an on-going basis, the Company monitors counterparty credit ratings. The Company considers credit non-performance risk to be low because the Company enters into agreements with commercial institutions that have at least an S&P, or equivalent, investment grade credit rating. On October 17, 2014, the Company entered into a $200 million variable rate to fixed rate interest rate swap for a portion of the Company’s Term Loan and a €157.1 million cross currency swap based on the U.S. dollar / Euro exchange spot rate of $1.2733 which was the prevailing rate at the time of the transaction. The maturity date for both swap instruments was April 16, 2020.

On January 23, 2015, the Company terminated the cross currency swap entered into on October 17, 2014 and received $21.9 million in cash proceeds. The Company then entered into a new cross currency swap to hedge its net investment in Europe (U.S. dollar / Euro exchange spot rate was $1.1265). The Euro notional amount was increased from €157.1 million to €178 million and the interest rate was lowered from 3.97% to 3.70% per annum. The U.S. dollar notional amount of $200 million, the 5.09% per annum, and the maturity date remained the same. Using the proceeds received from the swap termination transaction, the Company paid $25 million on its Term Loan Credit Facility on February 2, 2015.

On March 13, 2015, the Company terminated the cross currency swap entered into on January 23, 2015 and received $10.5 million in cash proceeds. The Company then entered into a new cross currency swap to hedge its net investment in Europe (U.S. dollar / Euro exchange spot rate was $1.0480). The Euro notional amount remained the same but the interest rate was lowered from 3.70% to 3.403% per annum. The U.S. dollar notional amount was lowered to $186.1 million, but the 5.09% per annum and the maturity date remained the same.

At March 31, 2015 and December 31, 2014, the U.S. dollar / Euro exchange spot rate was $1.0742 and $1.2154, respectively. The following amounts were recorded in the Condensed Consolidated Balance Sheets as being receivable from or payable to counterparties under FASB ASC No. 815, Derivatives and Hedging (in thousands) at March 31, 2015 and December 31, 2014:

	Location	March 31, 2015	December 31, 2014
Assets
Net investment hedge	Other assets, net	$-	$3,642
Interest rate swap	Other assets, net	-	-

Liabilities
Net investment hedge	Other non-current liabilities	$4,942	$-
Interest rate swap	Other non-current liabilities	2,741	301

All derivative instruments are recorded at fair value. Effectiveness for net investment and cash flow hedges is initially assessed at the inception of the hedging relationship and on a quarterly basis thereafter. To the extent that derivative instruments are deemed to be effective, changes in the fair value of derivatives are recognized in the Condensed Consolidated Balance Sheets as accumulated other comprehensive income (“AOCI”), and to the extent they are ineffective or were not designated as part of a hedge transaction, they are recorded in the Condensed Consolidated Statements of Operations as interest expense, net. The cross currency swap qualifies as a net investment hedge of the Company’s European subsidiaries and is accounted for under FASB ASC No. 815. The interest rate swap was not designated as part of a hedge transaction; therefore all changes in fair value are recognized in the Condensed Consolidated Statements of Operations as interest expense, net.

The following table presents deferred gains / (losses) reported in AOCI at March 31, 2015 and December 31, 2014 (in thousands):

	Deferred gain / (loss) in AOCI
	As of March 31, 2015	As of December 31, 2014
Net investment hedge	$32,352	$9,094

Derivative instruments held during the period resulted in the following expense recorded in income during the three months ended March 31, 2015 (in thousands):

	Expense recognized (ineffective portion)
	Location	March 31, 2015	March 31, 2014
Net investment hedge	Interest expense	$(536)	N/A
Interest rate swap	Interest expense	2,440	N/A

Note 9. Income Taxes

During the three months ended March 31, 2015, the income tax expense of $2.1 million was primarily attributable to certain profitable foreign entities. The net income tax effect on U.S. quarterly profit was $0.1 million for alternative minimum tax expense. The Company did not record deferred income tax expense on 2015 U.S. profit because the utilization of deferred tax assets, primarily net operating losses, released an associated U.S. valuation allowance. During the three months ended March 31, 2014, the income tax expense of $2.8 million was primarily attributable to certain profitable foreign entities.

The Company continually evaluates its net deferred tax asset positions and the necessity of establishing or removing valuation allowances in all jurisdictions. The Company records valuation allowances when a history of cumulative losses exists and there is significant uncertainty related to the future realization of the deferred tax assets. In certain foreign jurisdictions, such as Brazil and the Netherlands, the Company’s cumulative history of operating losses does not allow it to satisfy the “more likely than not” criterion for recognition of deferred tax assets. Therefore, the Company will maintain full valuation allowances against its net deferred tax assets in these countries until sufficient positive evidence exists to reduce or eliminate the valuation allowances.

As of March 31, 2015, the Company maintained a U.S. valuation allowance against U.S. deferred tax assets. In evaluating the need for the U.S. valuation allowance, the Company reviewed both positive and negative evidence and placed greater reliance on objective historical evidence than on more subjective estimates of future profitability. The Company also adjusted historical profits and losses for one-time events and tax planning in order to estimate future sustainable profitability. These nonrecurring adjustments included items such as the 2013 debt refinancing, the first quarter 2015 hedge gains recorded directly into AOCI, and the impact of restructuring loan agreements with our foreign affiliates. After making these adjustments, as of the end of March 31, 2015, the Company’s U.S. operations were still in a three year cumulative loss. The Company believes that the three year cumulative tests should not be the sole determinate of the need for a valuation allowance. Given the historic volatility of U.S. automotive suppliers’ profits, the Company believes that obtaining sustained profitability over a reasonable period of time is also critical in determining whether a valuation allowance should be released. If the Company achieves forecasted levels of profits throughout 2015 and the U.S. automotive market retains its current momentum, it is probable that the Company will release up to $80 million of the valuation allowances against its U.S. deferred tax assets in the fourth quarter of 2015.

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

The following tables provide the components of net periodic pension benefit cost and other post-retirement benefit cost (in thousands):

	Pension Benefits		Other Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2015	2014	2015	2014
Service cost	$8	$8	$2	$2
Interest cost	2,375	2,740	160	175
Expected return on plan assets (a)	(3,087)	(3,252)	-	-
Prior service cost amortization	(24)	(24)	33	33
Net periodic benefit cost / (income)	$(728)	$(528)	$195	$210

(a)	Expected rate of return on plan assets is 7.40% for 2015 and was 7.40% for 2014

The Company expects its minimum pension funding requirements to be $9.4 million during 2015. The Company made contributions of $3 million to the Pension Plan during the three months ended March 31, 2015.

Additionally, the Company contributed $1.4 million to its defined contribution retirement plans during the three months ended March 31, 2015.

Note 11. Stockholders’ Equity and Noncontrolling Interests

The table below provides a reconciliation of the carrying amount of total stockholders’ equity, including stockholders’ equity attributable to Tower International, Inc. (“Tower”) and equity attributable to the noncontrolling interests (“NCI”) (in thousands):

	Three Months Ended March 31,
	2015			2014
	Tower	NCI	Total	Tower	NCI	Total
Stockholders' equity beginning balance	$43,151	$56,627	$99,778	$74,375	$62,494	$136,869
Net income	14,041	80	14,121	14,855	423	15,278
Other comprehensive income / (loss):
Foreign currency translation adjustments	(10,426)	24	(10,402)	(970)	(1,586)	(2,556)
Unrealized loss on qualifying cash flow hedge, net	-	-	-	(117)	-	(117)
Total comprehensive income / (loss)	3,615	104	3,719	13,768	(1,163)	12,605
Vesting of RSUs	6	-	6	1	-	1
Treasury stock	(6,530)	-	(6,530)	(889)	-	(889)
Share based compensation expense	959	-	959	1,204	-	1,204
Proceeds from stock options exercised	112	-	112	658	-	658
Noncontrolling interest dividends	-	-	-	-	(2,149)	(2,149)
Stockholders' equity ending balance	$41,313	$56,731	$98,044	$89,117	$59,182	$148,299

The discontinued operations represent $47.2 million and $47.2 million of the noncontrolling interest in subsidiaries included in the Condensed Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014, respectively.

The following table presents the components of accumulated other comprehensive loss (in thousands):

	As of March 31,	As of December 31,	Other Comprehensive Loss Attributable to
	2015	2014	Tower
Foreign currency translation adjustments	$(17,453)	$(7,224)	$(10,229)
Defined benefit plans, net of tax of $13.7 million	(39,690)	(39,690)	-
Accumulated other comprehensive income	$(57,143)	$(46,914)	$(10,229)

The following table presents the changes in accumulated other comprehensive loss by component (in thousands) for the three months ended March 31, 2015:

	Defined Benefit Plan, Net	Foreign Currency Translation Adjustments	Total
Balance at December 31, 2014	$(39,690)	$(7,224)	$(46,914)
Other comprehensive loss before reclassifications	-	(10,229)	(10,229)
Amounts reclassified from other accumulated comprehensive income	-	-	-
Net current-period other comprehensive loss	-	(10,229)	(10,229)
Balance at March 31, 2015	$(39,690)	$(17,453)	$(57,143)

The following table presents the changes in accumulated other comprehensive income / (loss) by component (in thousands) for the three months ended March 31, 2014:

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

The Company did not reclassify any material items out of accumulated other comprehensive income during the three months ended March 31, 2015 or March 31, 2014, respectively.

Note 12. Earnings per Share (“EPS”)

Basic earnings / (loss) per share is calculated by dividing the net income / (loss) attributable to Tower International, Inc. by the weighted average number of common shares outstanding.

The share count for diluted earnings / (loss) per share is computed on the basis of the weighted average number of common shares outstanding plus the effects of dilutive common stock equivalents (“CSEs”) outstanding during the period.  CSEs, which are securities that may entitle the holder to obtain common stock, include outstanding stock options and restricted stock units.  When the average price of the common stock during the period exceeds the exercise price of a stock option, the options are considered potentially dilutive CSEs.  When there is a loss from continuing operations, potentially dilutive shares are excluded from the computation of earnings per share, as their effect would be anti-dilutive.

The Company included the effects of all dilutive shares for the three months ended March 31, 2015 and 2014.

A summary of the information used to compute basic and diluted net income per share attributable to Tower International, Inc. is shown below (in thousands – except share and per share amounts):

	Three Months Ended March 31,
	2015	2014
Income from continuing operations	$14,197	$14,522
Income / (loss) from discontinued operations, net of tax	(76)	756
Net income	14,121	15,278
Less: Net income attributable to the noncontrolling interests	80	423
Net income attributable to Tower International, Inc.	$14,041	$14,855

Basic income per share
Continuing operations	$0.67	$0.69
Discontinued operations	-	0.04
Net income attributable to Tower International, Inc.	0.67	0.72
Basic weighted average shares outstanding	21,050,230	20,513,183

Diluted income per share
Continuing operations	$0.66	$0.66
Discontinued operations	-	0.04
Net income attributable to Tower International, Inc.	0.66	0.70
Diluted weighted average shares outstanding	21,360,492	21,263,163

Note 13. Share-Based and Long-Term Compensation

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

On April 25, 2014, the Plan was amended and restated. The number of shares of common stock available for issuance pursuant to new awards under the 2010 Equity Incentive Plan was reduced, subject to provisions in the Plan that allow for the re-issuance of certain shares, including forfeited shares, shares repurchased by the Company – such as the shares repurchased during the first quarter of 2015, and certain other shares, as defined by the Plan. At March 31, 2015, 948,844 shares were available for future grants of options and other types of awards under the Plan.

The following table summarizes the Company’s award activity during the three months ended March 31, 2015:

	Options		Restricted Stock Units
Outstanding at:	Shares	Weighted Average Exercise Price	Shares	Weighted Average Grant Date Fair Value
December 31, 2014	517,459	$12.15	200,340	$18.51
Granted	-	-	89,178	26.16
Options exercised or RSUs vested	(9,532)	11.71	(98,055)	15.70
Forfeited	-	-	-	-
March 31, 2015	507,927	$12.16	191,463	$23.51

Stock Options

The exercise price of each stock option equals the market price of the Company’s common stock on the grant date. Compensation expense is recorded at the grant date fair value and is recognized on a straight-line basis over the applicable vesting periods. The Company’s stock options generally vest over three years, with a maximum term of ten years.

The Company calculates the weighted average grant date fair value of each option granted using a Black-Scholes valuation model. During the three months ended March 31, 2015 and 2014, the Company recognized expense relating to the options of $0.2 million and $0.4 million, respectively. The Company did not recognize any tax benefit related to the compensation expense during any of the periods presented. As of March 31, 2015, all of the expense associated with these stock options had been fully recognized.

As of March 31, 2015, the Company had an aggregate of 507,927 stock options that had been granted, but had not yet been exercised. As of March 31, 2015, the remaining average contractual life for these options is approximately seven years. During the three months ended March 31, 2015, 9,532 options were exercised, which had an aggregate intrinsic value of $0.1 million. As of March 31, 2015, 500,656 stock options were exercisable, which had an aggregate intrinsic value of $7.2 million. During the three months ended March 31, 2015, no stock options were granted, forfeited, or expired.

Restricted Stock Units (“RSUs”)

The grant date fair value of each RSU equals the market price of the Company’s common stock on its date of grant. Compensation expense is recorded at the grant date fair value, less an estimated forfeiture amount, and is recognized on a straight-line basis over the applicable vesting periods.

During the three months ended March 31, 2015 and 2014, the Company recognized an expense of $0.5 million and $0.8 million, respectively, relating to the RSUs. The Company did not recognize any tax benefit related to this compensation expense. As of March 31, 2015, the Company had $3.4 million of unrecognized compensation expense associated with these RSUs, which will be amortized on a straight-line basis over the next 27 months, on a weighted average basis. The Company’s RSUs generally vest over a three year period.

As of March 31, 2015, the Company had an aggregate of 191,463 RSUs that had been granted, but had not yet vested. During the three months ended March 31, 2015, no RSUs were forfeited or expired.

During the first quarter of 2015, a total of 98,055 RSUs vested, resulting in the issuance of 98,055 shares. Additionally, 493,096 shares were issued during the first quarter of 2015 related to RSUs that vested during the fourth quarter of 2014. The fair value of all shares issued during the first quarter of 2015 was $15.4 million. After offsets for withholding taxes, a total of 341,056 shares of common stock were issued. This total is net of shares repurchased to provide payment for certain individuals’ minimum statutory withholding tax. The Company paid $6.5 million to acquire 250,095 vested shares to cover the minimum statutory withholding taxes.

Long-Term Compensation

Amended and Restated CEO Employment Agreement

On July 28, 2014, Mark M. Malcolm, the Company’s President and Chief Executive Officer, entered into an amended and restated employment agreement (the “Agreement”), by which Mr. Malcolm’s employment was extended through December 31, 2016 (the “Retirement Date”). The Agreement provides for a $3 million transition bonus, for the successful delivery to Tower’s board of directors of a comprehensive chief executive officer succession and transition plan, and a $3 million retention bonus. These bonus awards, if earned, will be paid in cash on January 16, 2017, and fall under the guidance of FASB ASC No. 450, “Contingencies”. Per ASC No. 450, a liability should be recorded when a future event is both probable and the amount of the commitment is reasonably estimable.

The Agreement also provides for a stock appreciation bonus of up to $20 million, payable in cash or shares of common stock, as determined by the Company, if certain price targets related to the per share closing price of the Company’s common stock are achieved during the term of the Agreement. This stock appreciation bonus falls under the scope of FASB ASC No. 718, “Compensation – Stock Compensation“, because it is a share-based payment transaction in which the Company acquires Mr. Malcolm’s services by incurring a liability to Mr. Malcolm and because the amount of the award is based upon the price of the Company’s common stock. The Company utilizes the assistance of a third party valuation firm to perform a valuation of the award at the end of each quarterly reporting period which is used to adjust the current and future expense based on changes in the fair value of the obligation, accordingly.

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

During the three months ended March 31, 2015, the Company recorded an expense related to these awards of $0.9 million. At March 31, 2015, the Company had a liability of $2.5 million related to these awards. This liability is presented in the Condensed Consolidated Balance Sheets as other non-current liabilities.

Performance Award Agreements

Under the provisions of the 2010 Equity Incentive Plan, the Company granted certain awards pursuant to Performance Award Agreements to approximately 80 executives on March 5, 2013. Additional awards were granted on March 6, 2014 and March 6, 2015. These awards were designed to provide the executives with an incentive to participate in the long-term success and growth of the Company. The Performance Award Agreements provide for cash-based awards that vest upon payment. If certain performance conditions are met, the awards granted on March 5, 2013 will be paid after December 31, 2015, the awards granted on March 6, 2014 will be paid after December 31, 2016, and the awards granted on March 6, 2015 will be paid after December 31, 2017. These awards are also subject to payment upon a change in control or termination of employment, if certain criteria are met. One half of the awards will be based upon the Company's Adjusted EPS Growth Rate, which is defined as the Company’s cumulative Adjusted EPS for the performance period of the awards, stated in terms of a percentage growth rate. The performance period of the awards granted on March 5, 2013, is January 1, 2013 through December 31, 2015, the performance period of the awards granted on March 6, 2014, is January 1, 2014 through December 31, 2016, and the performance period of the awards granted on March 6, 2015, is January 1, 2015 through December 31, 2017. The Company's EPS will be adjusted to exclude the effect of extraordinary, unusual, and/or nonrecurring items and then will be divided by the number of fiscal years in the specified period, stated in terms of a percentage growth rate. The other half of the awards will be based upon the Company's percentile ranking of total shareholder return, compared to a peer group of companies, for the performance period. These awards represent unfunded, unsecured obligations of the Company.

During the three months ended March 31, 2015 and 2014, the Company recorded expense related to these awards of $0.9 million and $1.1 million, respectively. At March 31, 2015, the Company had a liability of $5.7 million related to these awards. This liability is presented as other non-current liabilities in the Condensed Consolidated Balance Sheet.

Note 14. Segment Information

The Company defines its operating segments as components of its business where separate financial information is available. The Company’s operating segments are routinely evaluated by management. The Company’s chief operating decision maker (“CODM”) is its Chief Executive Officer.

The Company produces engineered structural metal components and assemblies primarily serving the global automotive industry. The Company’s operations have similar economic characteristics and share fundamental characteristics, including the nature of the products, production processes, margins, customers, and distribution channels. The Company’s products include body structures stampings, chassis structures (including frames), and complex welded assemblies for small and large cars, crossovers, pickups, and SUVs. The Company is comprised of four operating segments: Europe, China, North America, and South America. These operating segments are aggregated into two reportable segments. The International segment consists of Europe and China while the Americas segment consists of North America and South America.

The Company measures segment operating performance based on Adjusted EBITDA. The Company uses segment Adjusted EBITDA as the basis for the CODM to evaluate the performance of each of the Company’s reportable segments.

The following is a summary of select data for each of the Company’s reportable segments (in thousands):

	International	Americas	Total
Three Months Ended March 31, 2015
Revenues	$189,740	$306,888	$496,628
Adjusted EBITDA	14,145	33,925	48,070
Capital Expenditures	5,476	4,856	10,332
Total assets (a)	631,681	535,333	1,167,014

Three Months Ended March 31, 2014
Revenues	$220,751	$298,512	$519,263
Adjusted EBITDA	18,632	32,998	51,630
Capital Expenditures	3,946	11,446	15,392

(a)	Total assets as of March 31, 2015 in the International segment include assets held for sale

Inter-segment sales are not significant for any period presented. Capital expenditures do not equal cash disbursed for purchases of property, plant, and equipment, as presented in the accompanying Condensed Consolidated Statements of Cash Flows, as capital expenditures above include amounts paid and accrued during the periods presented.

The following is a reconciliation of Adjusted EBITDA to income before provision for income taxes and equity in profit / (loss) of joint venture (in thousands):

	Three Months Ended March 31,
	2015	2014
Adjusted EBITDA	$48,070	$51,630
Restructuring and asset impairment charges, net	(1,031)	(1,389)
Depreciation and amortization	(19,908)	(22,860)
Acquisition costs and other	(89)	(106)
Long-term compensation expense	(3,115)	(2,637)
Interest expense, net	(7,725)	(7,036)
Other expense	-	(87)
Income before provision for income taxes and equity in profit / (loss) of joint venture	$16,202	$17,515

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

At March 31, 2015, the carrying value and estimated fair value of the Company’s total debt was $455.8 million and $456.9 million, respectively. At December 31, 2014, the carrying value and estimated fair value of the Company’s total debt was $487.2 million and $481.7 million, respectively. The majority of the Company’s debt at March 31, 2015 and December 31, 2014 was comprised of the Term Loan Credit Facility, which can be traded between financial institutions. Accordingly, this debt has been classified as Level 2. The fair value was determined based upon quoted values. The remainder of the Company’s debt, primarily consisting of foreign subsidiary indebtedness, is asset-backed and is classified as Level 3. As this debt carries variable rates and minimal credit risk, the book values approximate the fair values.

The Company has foreign currency exchange hedges and an interest rate swap that were measured at fair value on a recurring basis at March 31, 2015 and December 31, 2014. These instruments are recorded in other assets, net or other non-current liabilities in the Company’s Condensed Consolidated Balance Sheets and the fair value is measured using Level 2 observable inputs such as foreign currency exchange rates, swap rates, cross currency basis swap spreads and interest rate spreads. At March 31, 2015, the foreign currency exchange hedge (net investment hedge of our European subsidiaries) and the interest rate swap (not designated for hedge accounting) had liability fair values of $4.9 million and $2.7 million, respectively.

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

Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. The established liability for environmental matters is based upon management’s best estimates, on an undiscounted basis, of expected investigation/ remediation costs related to environmental contamination. It is possible that actual costs associated with these matters will exceed the environmental reserves established by the Company. Inherent uncertainties exist in the estimates, primarily due to unknown environmental conditions, changing governmental regulations, and legal standards regarding liability and evolving technologies for handling site remediation and restoration. At March 31, 2015 and December 31, 2014, the Company had $1.7 million accrued for environmental matters.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Company Overview

We are a leading integrated global manufacturer of engineered structural metal components and assemblies primarily serving original equipment manufacturers (“OEMs”). We offer our automotive customers a broad product portfolio, supplying body-structure stampings, frame and other chassis structures, as well as complex welded assemblies, for small and large cars, crossovers, pickups, and sport utility vehicles (“SUVs”). Our products are manufactured at 27 facilities, strategically located near our customers in North America, South America, Europe, and China. We support our manufacturing operations through seven engineering and sales locations around the world. Our products are offered on a diverse mix of vehicle platforms, reflecting the balanced portfolio approach of our business model and the breadth of our product capabilities. We supply products to approximately 170 vehicle models globally to 11 of the 12 largest OEMs based on 2014 production volumes.

We believe that our engineering, manufacturing, and program management capabilities, our geographic and customer diversification, our competitive cost, our financial discipline, and our colleague engagement position us for long-term success.

During the fourth quarter of 2014, our Board of Directors approved a plan to sell our equity interest in our Changchun Tower Golden Ring Automotive Products Co., Ltd. (“TGR”), Xiangtan DIT Automotive Products Co., Ltd. (“Xiangtan”), and Ningbo DIT Automotive Products Co. Ltd. (“Ningbo”) joint ventures. At March 31, 2015 and December 31, 2014, TGR and Xiangtan were considered held for sale in accordance with FASB ASC No. 360, Property, Plant, and Equipment, and have been presented as discontinued operations in our Condensed Consolidated Financial Statements, in accordance with FASB ASC No. 205, Discontinued Operations. Our investment in the Ningbo joint venture is accounted for under the equity method and therefore does not qualify for held for sale treatment and does not fall under the scope of FASB ASC No. 205.

Recent Trends

Production Volumes

During the first quarter of 2015, industry production volumes increased from 2014 in China, Europe, and North America, while declining in Brazil. According to IHS, industry production is projected to increase in 2015 in China and North America, while declining in Europe and Brazil.

Factors Affecting our Industry, Revenues, and Expenses

For information regarding factors that affect our industry, revenues, and expenses, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2014.

Adjusted EBITDA

We use the term Adjusted EBITDA throughout this report. We define Adjusted EBITDA as net income / (loss) before interest, taxes, depreciation, amortization, restructuring items, and other adjustments described in the reconciliations provided in this report. Adjusted EBITDA is not a measure of performance defined in accordance with accounting principles generally accepted in the United States (“U.S. GAAP” or “GAAP”). We use Adjusted EBITDA as a supplement to our GAAP results in evaluating our business.

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

Results of Operations—Three Months Ended March 31, 2015 Compared with the Three Months Ended March 31, 2014

The following table presents production volumes in specified regions, according to IHS, for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 (in millions of units produced):

	Europe	China	North America	Brazil
Three Months Ended March 31, 2015	5.3	5.6	4.3	0.6
Three Months Ended March 31, 2014	5.2	5.4	4.2	0.7
Increase / (Decrease)	0.1	0.2	0.1	(0.1)
Percentage change	2%	9%	2%	(15)%

According to IHS, full year 2015 vehicle production is expected to increase when compared to 2014 in North America by 2% and decrease in Europe by 1%.

The following table presents select financial information for the three months ended March 31, 2015 and 2014 (in millions):

	International		Americas		Consolidated
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2015	2014	2015	2014	2015	2014

Revenues	$189.7	$220.8	$306.9	$298.5	$496.6	$519.3
Cost of sales	171.7	198.6	268.4	259.9	440.1	458.5
Gross profit	18.0	22.2	38.5	38.6	56.5	60.8
Selling, general, and administrative expenses	8.8	10.3	22.7	23.8	31.5	34.1
Amortization expense	-	0.5	-	0.2	-	0.7
Restructuring and asset impairment charges, net	0.1	0.2	0.9	1.2	1.0	1.4
Operating income	$9.1	$11.2	$14.9	$13.4	24.0	24.6
Interest expense, net					7.7	7.0
Other expense					-	0.1
Provision for income taxes					2.1	2.8
Equity in profit / (loss) of joint venture, net of tax					-	(0.2)
Income / (loss) from discontinued operations, net of tax					(0.1)	0.8
Net income attributable to noncontrolling interest					0.1	0.4
Net income attributable to Tower International, Inc.					$14.0	$14.9

Comparison of Periods – GAAP Analysis of Consolidated Results

Revenues

Total revenues decreased during the three months ended March 31, 2015 by $22.7 million, or 4%, from the three months ended March 31, 2014. Higher volume in our Americas segment ($14.4 million) and in our International segment ($12.1 million) were more than offset by the weakening of foreign currencies against the U.S. dollar in our International segment, primarily the Euro ($37.7 million), and the weakening of the Brazilian Real ($7.2 million) against the U.S. dollar in our Americas segment. Revenues were also adversely affected by unfavorable pricing ($3.9 million).

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

Total gross profit decreased by $4.3 million, or 7%, from the three months ended March 31, 2014 to the three months ended March 31, 2015 and our gross profit margin decreased from 11.7% during the 2014 period to 11.4% during the 2015 period. The decrease in total gross profit reflects unfavorable foreign exchange ($7.1 million, excluding the impact on depreciation), offset partially by higher volume ($4.2 million). Product mix had a negligible impact. All other factors were net unfavorable ($1.5 million). Cost of sales was negatively impacted by unfavorable pricing and economics ($10.8 million), which was offset partially by favorable efficiencies ($7.4 million).

Total gross profit was positively affected by a decrease in the depreciation included in cost of sales from $20.7 million during the three months ended March 31, 2014 to $18.6 million during the three months ended March 31, 2015, reflecting primarily favorable foreign exchange.

Selling, General, and Administrative Expenses (“SG&A”)

Total SG&A decreased $2.6 million, or 8%, from the three months ended March 31, 2014, reflecting primarily favorable foreign exchange.

Amortization Expense

Total amortization expense decreased $0.7 million from the three months ended March 31, 2014, reflecting primarily the amortization of customer relationships in Europe and Brazil, which became fully amortized during 2014. No further amortization expense related to these intangibles will be incurred.

Restructuring and Asset Impairment Expense

Total restructuring expense decreased $0.4 million, or 29%, from the three months ended March 31, 2014. During the first quarter of 2015, we incurred charges related to ongoing maintenance expense of facilities closed as a result of prior actions in our Americas segment and severance charges to reduce fixed costs.

Interest Expense, net

Interest expense, net, increased $0.7 million, or 10%, from the three months ended March 31, 2014, reflecting primarily mark-to-market losses on our derivative financial instruments ($1.9 million) and the accelerated amortization of the original issue discount and the associated debt issue costs in connection with prepayments on our Term Loan during the first quarter of 2015 ($0.4 million), offset partially by lower interest on our Term Loan ($0.4 million) and lower interest expense associated with our ABL Revolver ($0.2 million).

Provision for Income Taxes

Income tax expense decreased $0.7 million, from the three months ended March 31, 2014. Our income tax expense varies each period depending on the level and mix of income and losses generated in the various jurisdictions in which we do business.

A significant amount of worldwide income is attributable to United States income where we are not recording deferred income tax expense. We did not record deferred income tax expense on 2015 U.S. profit because the utilization of deferred tax assets, primarily net operating losses, released an associated U.S. valuation allowance. We continue to monitor releasing the U.S. valuation allowance diligently each quarter. In evaluating the need for the U.S. valuation allowance we review both positive and negative evidence and place greater reliance on objective historical evidence than on more subjective estimates of future profitability. Given the historic volatility of U.S. automotive suppliers’ profits, we believe obtaining sustained profitability over a reasonable period of time is critical in determining whether a valuation allowance should be released. If we achieve forecasted levels of sustainable profits throughout 2015 and the U.S. automotive market retains its current momentum, it is probable that we will release up to $80 million of the valuation allowances against our U.S. deferred tax assets in the fourth quarter of 2015.

Equity in Profit / (Loss) of Joint Venture

Equity in profit / (loss) of joint venture represents our share in the loss of our unconsolidated Ningbo joint venture during the three months ended March 31, 2015.

Noncontrolling Interest, Net of Tax

The adjustment to our earnings required to give effect to the elimination of noncontrolling interests decreased by $0.3 million from the three months ended March 31, 2014, reflecting decreased earnings in our consolidated Chinese joint ventures.

Comparison of Periods—Non-GAAP Analysis of Adjusted EBITDA

A reconciliation of Adjusted EBITDA to net income attributable to Tower International, Inc. for the periods presented is set forth below (in millions):

	International		Americas		Consolidated
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2015	2014	2015	2014	2015	2014

Adjusted EBITDA	$14.2	$18.6	$33.9	$33.0	$48.1	$51.6
Intercompany charges	2.1	2.4	(2.1)	(2.4)	-	-
Restructuring and asset impairment charges, net	(0.1)	(0.2)	(0.9)	(1.2)	(1.0)	(1.4)
Depreciation and amortization	(7.1)	(9.5)	(12.8)	(13.4)	(19.9)	(22.9)
Acquisition and other	-	(0.1)	(0.1)	-	(0.1)	(0.1)
Long-term compensation (a)	-	-	(3.1)	(2.6)	(3.1)	(2.6)
Operating income	$9.1	$11.2	$14.9	$13.4	24.0	24.6
Interest expense, net					(7.7)	(7.0)
Other expense (b)					-	(0.1)
Provision for income taxes					(2.1)	(2.8)
Equity in profit / (loss) of joint venture, net of tax (c)					-	(0.2)
Income / (loss) from discontinued operations, net of tax					(0.1)	0.8
Net income attributable to noncontrolling interest					(0.1)	(0.4)
Net income attributable to Tower International, Inc.					$14.0	$14.9

(a)	Represents the compensation expense related to stock options, restricted stock units, one-time CEO compensation awards, and certain compensation programs intended to benefit our long-term success and growth. The compensation charges are incurred during the applicable vesting periods of each program.
(b)	Represents the fees paid in connection with the Second Term Loan Amendment.
(c)	Represents the net profit / (loss) attributable to our Ningbo joint venture, which we do not consolidate in our financial statements given the non-controlling nature of our interest in this entity.

The following table presents revenues (a GAAP measure) and Adjusted EBITDA (a non-GAAP measure) for the three months ended March 31, 2015 and 2014 (in millions), as well as an explanation of variances:

	International		Americas		Consolidated
	Revenues	Adjusted EBITDA(d)	Revenues	Adjusted EBITDA(d)	Revenues	Adjusted EBITDA(d)
Three Months Ended March 31, 2015 results	$189.7	$14.2	$306.9	$33.9	$496.6	$48.1
Three Months Ended March 31, 2014 results	220.8	18.6	298.5	33.0	519.3	51.6
Variance	$(31.1)	$(4.4)	$8.4	$0.9	$(22.7)	$(3.5)
Variance attributable to:
Volume and mix	$12.1	$2.6	$14.4	$1.7	$26.5	$4.3
Foreign exchange	(38.1)	(3.9)	(7.2)	(0.4)	(45.3)	(4.3)
Pricing and economics	(5.1)	(3.6)	1.2	(4.9)	(3.9)	(8.5)
Efficiencies	-	2.3	-	5.1	-	7.4
Selling, general, and administrative expenses and other items (e)	-	(1.8)	-	(0.6)	-	(2.4)
Total	$(31.1)	$(4.4)	$8.4	$0.9	$(22.7)	$(3.5)

(d)	We have presented a reconciliation of Adjusted EBITDA to net income / (loss) attributable to Tower International, Inc, above.
(e)	When we refer to “selling, general, and administrative expenses and other items”, the “other items” refer to (i) savings which we generate after implementing restructuring actions, (ii) the costs associated with launching new products, and (iii) one-time items which may include reimbursement of costs.

Adjusted EBITDA

When we analyze Adjusted EBITDA, we separately categorize external factors—volume, product mix, and foreign exchange—and all other factors which impact Adjusted EBITDA, which we refer to as “other factors.”

Consolidated Company: Consolidated Adjusted EBITDA decreased by $3.5 million, or 7%, from the three months ended March 31, 2014, reflecting primarily unfavorable foreign exchange ($4.3 million), offset partially by higher volume ($4.2 million). Product mix had a negligible impact. All other factors were net unfavorable ($3.5 million). Unfavorable pricing and economics ($8.5 million) and unfavorable SG&A expenses and other items ($2.4 million) were offset partially by favorable efficiencies ($7.4 million).

International Segment: In our International segment, Adjusted EBITDA decreased by $4.4 million, or 24%, from the three months ended March 31, 2014, reflecting primarily unfavorable foreign exchange ($3.9 million), offset partially by higher volume ($2.6 million). All other factors were net unfavorable ($3.1 million). Unfavorable pricing and economics ($3.6 million), principally product pricing and labor costs, and unfavorable SG&A expenses and other items ($1.8 million) were offset partially by favorable efficiencies ($2.3 million).

Americas Segment: In our Americas segment, Adjusted EBITDA increased by $0.9 million, or 3%, from the three months ended March 31, 2014, reflecting primarily higher volume ($1.6 million) offset partially by unfavorable foreign exchange ($0.4 million). Product mix had a negligible impact. All other factors were net unfavorable ($0.4 million). Unfavorable pricing and economics ($4.9 million) and unfavorable SG&A expenses and other items ($0.6 million) were offset partially by favorable efficiencies ($5.1 million).

Restructuring

The following table sets forth our net restructuring and asset impairment charges by type for the periods presented (in millions):

	Three Months Ended March 31,
	2015	2014
Employee termination costs	$0.2	$0.5
Other exit costs	0.8	0.9
Asset impairments	-	-
Total	$1.0	$1.4

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

The charges incurred in our Americas segment during the three months ended March 31, 2015 and 2014 related to ongoing maintenance expense of facilities closed as a result of prior actions and severance charges to reduce fixed costs. The charges incurred in our International segment for the three months ended March 31, 2015 and 2014 related to severance charges in Europe to reduce fixed costs.

We expect to continue to incur additional restructuring expense in 2015 related primarily to previously announced restructuring actions; however, we do not anticipate any additional expense that will be significant, with respect to previously announced actions. We may engage in new actions if business conditions warrant further actions.

Liquidity and Capital Resources

General

We generally expect to fund expenditures for operations, administrative expenses, capital expenditures, and debt service obligations with internally generated funds from operations and we generally expect to satisfy working capital needs from time-to-time with borrowings under our revolving credit facility or cash on hand. As of March 31, 2015, we had available liquidity of approximately $340 million, which we believe is adequate to fund our working capital requirements for at least the next twelve months. We believe that we will be able to meet our debt service obligations and fund operating requirements for at least the next twelve months with cash flow from operations, cash on hand, and borrowings under our revolving credit facility.

Cash Flows and Working Capital

The following table shows the components of our cash flows from continuing operations for the periods presented (in millions):

	Three Months Ended March 31,
	2015	2014
Net cash provided by / (used in):
Operating activities	$(6.8)	$15.2
Investing activities	(9.6)	(9.4)
Financing activities	(0.4)	37.4

Net Cash Provided by / (Used in) Operating Activities

During the three months ended March 31, 2015, we utilized $6.8 million of cash flow from operations compared with $15.2 million of cash generated during the three months ended March 31, 2014. The primary reason for this decrease was the unfavorable fluctuation in working capital items. During the three months ended March 31, 2015, we utilized $38.3 million of cash through working capital items compared to $19.9 million during the three months ended March 31, 2014. The $18.4 million change reflects primarily the unfavorable fluctuation in net trade accounts receivable and payable of $14 million and the unfavorable timing of the net effect of payments and receipts of customer funded tooling of $1.7 million.

Net Cash Used in Investing Activities

Net cash used in investing activities was $9.6 million during the three months ended March 31, 2015, compared to $9.4 million during the three months ended March 31, 2014.

Net Cash Provided by / (Used in) Financing Activities

Net cash used in financing activities was $0.4 million during the three months ended March 31, 2015, compared to cash generated of $37.4 million during the three months ended March 31, 2014. The $37.8 million change was attributable primarily to higher borrowings during the first quarter of 2014, including the proceeds received from the additional term loans in 2014 of approximately $33 million and the repayment of $25 million of the Term Loan in 2015, and increased repurchases of treasury stock ($5.6 million), offset partially by the proceeds received from the termination of cross currency swaps ($32.4 million) and the remittance of dividends to our noncontrolling interests during the first quarter of 2014.

Working Capital

We manage our working capital by monitoring key metrics principally associated with inventory, accounts receivable, and accounts payable. Our quarterly average inventory days on hand remained constant at 16 days during the first quarter of 2015 and fourth quarter of 2014. Although our days on hand remained consistent, our inventory levels increased from $69.8 million at December 31, 2014 to $72.5 million at March 31, 2014.

Our accounts receivable balance increased from $230.4 million as of December 31, 2014 to $288.5 million as of March 31, 2015. The increase reflects the timing of customer payments consistent with normal seasonality.

Our accounts payable balance increased from $257 million as of December 31, 2014 to $266.9 million as of March 31, 2015. The change reflects primarily the increase of trade accounts payable, reflecting primarily the matching of terms with our customers and vendors, and the increase of accounts payable related to customer funded tooling, which resulted from the timing of customer programs.

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

On March 31, 2015 and December 31, 2014 we had working capital balances of $193.8 million and $177.3 million, respectively.

Sources and Uses of Liquidity

Our available liquidity at March 31, 2015 was approximately $340 million, which consisted of $112.4 million of cash on hand, which excludes $18.3 million of consolidated cash attributable to discontinued operations, and unutilized borrowing availability under our U.S. and foreign credit facilities of $189.4 million and $38.3 million, respectively. A portion of our cash balance is located at foreign subsidiaries and is presently being used to fund operations at and investment in those locations. As of December 31, 2014 we had available liquidity of approximately $364 million.

As of March 31, 2015, we had short-term debt of $27.6 million, of which $18.5 million related to receivables factoring in Europe, $4.5 million related to current maturities of our Term Loan Credit Facility, $3.6 million related to indebtedness in Europe, and $1 million related to debt in Brazil. Historically, we have been successful in renewing this debt as it becomes due, but we cannot provide assurance that this debt will continue to be renewed or, if renewed, that this debt will continue to be renewed under the same terms. The receivables factoring in Europe consists of uncommitted demand facilities, which are subject to termination at the discretion of the banks, although we have not experienced any terminations by the banks. We believe that we will be able to continue to renew the majority of our Brazilian debt and to continue the receivables factoring in Europe.

Free Cash Flow and Adjusted Free Cash Flow

Free cash flow and adjusted free cash flow are non-GAAP measures. Free cash flow is defined as cash provided by continuing operating activities less cash disbursed for purchases of property, plant, and equipment. Adjusted free cash flow is defined as free cash flow excluding cash received or disbursed for customer tooling. We believe these metrics provide useful information to our investors because management regularly reviews these metrics as important indicators of how much cash is generated by our normal business operations, net of capital expenditures and cash provided or disbursed for customer-owned tooling, and makes decisions based upon them. Management also views these metrics as a measure of cash available to reduce debt and grow the business. Free cash flow and adjusted free cash flow are calculated as follows (in millions):

	Three Months Ended March 31,
	2015	2014
Net cash provided by / (used in) continuing operating activities	$(6.8)	$15.2
Cash disbursed for purchases of property, plant, and equipment, net	(9.6)	(8.7)
Free cash flow	(16.4)	6.5
Less: Net cash disbursed for customer-owned tooling	(10.1)	(8.4)
Adjusted free cash flow	$(6.3)	$14.9

Adjusted free cash flow was negative $6.3 million during the first three months of 2015, compared to $14.9 million during the three months ended March 31, 2014. The $21.2 million difference in adjusted free cash flow reflects primarily the decrease in net cash provided by continuing operating activities. The primary reason for the decrease in net cash provided by continuing operating activities was the unfavorable fluctuation in working capital items.

Debt

As of March 31, 2015, we had outstanding indebtedness, excluding capital lease obligations, of approximately $455.8 million, which consisted of the following:

•	$419.1 million (net of a $1.4 million discount) indebtedness outstanding under our Term Loan Credit Facility
•	$36.7 million of foreign subsidiary indebtedness

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

As of March 31, 2015, we were in compliance with the financial covenants that govern our credit agreements.

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

The Third Amended Revolving Credit Facility Agreement amended and restated, in its entirety, the Second Amended Revolving Credit Facility Agreement, dated as of June 19, 2013, by and among the Borrower, its domestic affiliate and domestic subsidiary guarantors named therein, and the lenders party thereto, and the Agent. The Third Amended Revolving Credit Facility Agreement provides for a cash flow revolving credit facility (the “Amended Revolving Credit Facility”) in the aggregate amount of up to $200 million. Our Third Amended Revolving Credit Facility Agreement also provides for the issuance of letters of credit in an aggregate amount not to exceed $50 million, provided that the total amount of credit (inclusive of revolving loans and letters of credit) extended under our Third Amended Revolving Credit Facility Agreement is subject to an overall cap, on any date, of $200 million. We may request the issuance of Letters of Credit denominated in Dollars or Euros. As of March 31, 2015, we had no borrowings outstanding under our Amended Revolving Credit Facility and $10.6 million of letters of credit outstanding under the Third Amended Revolving Credit Facility Agreement. Thus, we could have borrowed an additional $189.4 million under the Third Amended Revolving Credit Facility Agreement as of March 31, 2015, calculated as follows (in millions):

Total Revolving Credit Commitment	$200.0
Borrowings on Amended Revolving Credit Facility	-
Letters of credit outstanding	10.6
Availability on Third Amended Revolving Credit Facility Agreement	$189.4

Advances under our Amended Revolving Credit Facility bear interest at a base rate plus a margin or at LIBOR plus a margin. The applicable margin is determined by our Total Net Leverage Ratio. The applicable margin for the base rate based borrowings as of March 31, 2015 was 1.50%. The applicable margin for the LIBOR based borrowings as of March 31, 2015 was 2.50%. Borrowings outstanding under our Amended Revolving Credit Facility may vary significantly from time to time, depending on our cash needs at any given time. Our Amended Revolving Credit Facility matures on September 17, 2019.

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

As of March 31, 2015, we were in compliance with the financial covenants that govern our credit agreements.

Foreign Subsidiary Indebtedness

Our foreign subsidiary indebtedness consists primarily of borrowings in Europe, receivables factoring in Europe, and borrowings in Brazil, which is described above.

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

Off-Balance Sheet Obligations

In addition to the operating leases described above, our off-balance sheet obligations consist of obligations under our Third Amended Revolving Credit Facility. As of March 31, 2015, letters of credit outstanding were $10.6 million under the Third Amended Revolving Credit Facility.

Net Debt

Net debt is a non-GAAP measure that represents total debt less cash and cash equivalents. We regard net debt as a useful measure of our outstanding debt obligations. Our use of the term “net debt” should not be understood to mean that we will use any cash on hand to repay debt. Net debt is calculated as follows (in millions):

	As of	As of
	March 31, 2015	December 31, 2014
Total debt, including capital leases	$463.4	$496.1
Less: Cash and cash equivalents	130.7	148.6
Add: Cash attributable to discontinued operations	18.3	16.0
Net debt	$351.0	$363.5

As of March 31, 2015, our net debt was $351 million, compared to $363.5 million as of December 31, 2014. The $12.5 million change reflects primarily the proceeds received from the termination of our cross currency swaps, offset partially by the unfavorable free cash flow and the repurchase of treasury shares in connection with the vesting of certain RSUs.

Disclosure Regarding Forward-Looking Statements

This report contains statements which constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including but not limited to statements relating to trends in the operations, financial results, business and products of our Company, and anticipated production trends. The forward-looking statements can be identified by words such as “anticipate”, “believe”, “plan”, “estimate”, “expect”, “intend”, “project”, and other similar expressions and statements regarding our intent, belief, current plans, or expectations. Our forward looking statements also include, without limitation, statements regarding our anticipated future financial condition, operating results, free cash flows, adjusted free cash flows, net debt leverage, Adjusted EBITDA, and business and financing plans and models. Forward-looking statements are made as of the date of this report and are based upon management’s current expectations and beliefs concerning future developments and their potential effects on us. Such forward-looking statements are not guarantees of future performance. The following important factors, as well as those important factors described elsewhere in this report or in our Annual Report on Form 10-K for the year ended December 31, 2014, could cause our actual results to differ materially from estimates or expectations reflected in such forward-looking statements:

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

Interest Rate Risk

At March 31, 2015, we had total debt, excluding capital leases, of $455.8 million (net of a $1.4 million discount), consisting of floating rate debt of $239.8 million (53%) and fixed rate debt of $216 million (47%), taking into account our $200 million variable rate to fixed rate swap. Assuming no changes in the monthly average variable rate debt levels of $249.6 million for the three months ended March 31, 2015, we estimate that a hypothetical change of 100 basis points in the LIBOR and alternative base rate would not have a significant impact on interest expense due to the LIBOR floor in our Term Loan.

On October 17, 2014, we entered into a $200 million variable rate to fixed rate interest swap for a portion of our Term Loan. The maturity date for this swap instrument is April 16, 2020. The interest rate is fixed at 3.403% per annum but the fair value of the swap will fluctuate with changes in interest rates.

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

Our strategy for managing currency risk relies primarily upon conducting business in a foreign country in that country’s currency. We may, from time to time, also participate in hedging programs intended to reduce our exposure to currency fluctuations. We believe that the effect of a 100 basis point movement in foreign currency rates against the U.S. dollar would not have materially impacted the results of our operations, our cash flows, or our stockholders’ equity for the three months ended March 31, 2015.

On October 17, 2014, we entered into a €157.1 million cross currency swap to hedge our net investment in our European subsidiaries based on the U.S. dollar / Euro exchange spot rate of $1.2733 which was the prevailing rate at the time of the transaction. On January 23, 2015, we terminated this cross currency swap and then we entered into a new cross currency swap to hedge our net investment in our European subsidiaries based on the U.S. dollar / Euro exchange spot rate of $1.1265. The Euro notional amount was increased from €157.1 million to €178 million and the interest rate was lowered from 3.97% to 3.70%, per annum. On March 13, 2015, we terminated the cross currency swap entered into on January 23, 2015 and then we entered into a new cross currency swap to hedge our net investment in our European subsidiaries based on the U.S. dollar / Euro exchange spot rate of $1.0480. The Euro notional amount remained the same but the interest rate was lowered from 3.70% to 3.403% per annum. The U.S. dollar notional amount of $200 million was reduced to $186.1 million but the 5.09% per annum remained the same. The maturity date for this swap instrument is April 16, 2020.

Inflation

We have experienced a lowering in inflationary pressures impacting certain commodities, such as petroleum-based products, ferrous metals, base metals, and certain chemicals.  However, because we purchase various types of equipment, raw materials, and component parts from our suppliers, we may be adversely impacted by their inability to adequately mitigate the higher cost of their existing inventories which had been purchased and or produced prior to the recent reduction in commodity prices.  The overall condition of our supply base may possibly lead to delivery delays, production issues, or delivery of non-conforming products by our suppliers in the future and even the insolvency of some within the supply base.  As such, we continue to monitor our vendor base for the best sources of supply and we continue to work with those vendors and customers to mitigate the impact of these pressures.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2015. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of March 31, 2015, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1A. Risk Factors.

There have been no material changes in our risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities

On December 31, 2014, the restricted stock units (“RSUs”) granted on December 20, 2011, vested.  These RSU were subsequently issued on January 2, 2015. On March 6, 2015, one-third of the stock options and RSUs granted on March 6, 2014, March 5, 2013, and March 6, 2012, respectively, vested. We reduced the number of shares issuable upon vesting to cover the minimum statutory withholding taxes for certain of the vested participants. This information is reflected in the table below:

Period	Total Number of Shares (or Units) Purchased	Weighted Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (1)
January 1 through January 31, 2015	211,668	$26.10
February 1 through February 28, 2015	-	-
March 1 through March 31, 2015	38,427	26.16
Total	250,095	$26.11

(1) We have not announced a general plan or program to purchase shares.

Item 6. Exhibits.

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer

32.1	Section 1350 Certification of the Chief Executive Officer *

32.2	Section 1350 Certification of the Chief Financial Officer *

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Scheme Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Furnished, not filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tower International, Inc.

Date: May 7, 2015	/s/ James C. Gouin
James C. Gouin
Chief Financial Officer

