Form 10-Q
period 2015-06-30
Tower International, Inc.
filed 2015-07-30
CIK 1485469

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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

Yes ☐  No ☑

As of July 27, 2015, there were 21,106,778 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

Tower International, Inc. and Subsidiaries

Form 10-Q

PART 1 — FINANCIAL INFORMATION

ITEM 1. Financial Statements.

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data - unaudited)

	June 30,	December 31,
	2015	2014

ASSETS
Cash and cash equivalents	$136,002	$148,561
Accounts receivable, net of allowance of $1,404 and $1,181	274,501	230,377
Inventories (Note 3)	71,497	69,775
Deferred tax asset - current	6,571	6,900
Assets held for sale (Note 4)	128,579	141,295
Prepaid tooling, notes receivable, and other	67,264	41,986
Total current assets	684,414	638,894

Property, plant, and equipment, net	426,342	451,126
Goodwill (Note 6)	52,202	56,691
Investment in joint venture	7,567	7,752
Deferred tax asset - non-current	3,622	3,608
Other assets, net	10,996	12,969
Total assets	$1,185,143	$1,171,040

LIABILITIES AND EQUITY
Short-term debt and current maturities of capital lease obligations (Note 8)	$36,415	$31,139
Accounts payable	286,619	257,011
Accrued liabilities	98,831	105,772
Liabilities held for sale (Note 4)	56,854	67,707
Total current liabilities	478,719	461,629

Long-term debt, net of current maturities (Note 8)	416,767	445,303
Obligations under capital leases, net of current maturities (Note 8)	6,633	7,740
Deferred tax liability - non-current	12,087	12,972
Pension liability (Note 11)	62,359	68,637
Other non-current liabilities	89,801	74,981
Total non-current liabilities	587,647	609,633
Total liabilities	1,066,366	1,071,262
Commitments and contingencies (Note 17)

Stockholders' equity:
Tower International, Inc.'s stockholders' equity
Preferred stock, $0.01 par value, 50,000,000 authorized and 0 issued and outstanding	-	-
Common stock, $0.01 par value, 350,000,000 authorized, 21,998,972 issued and 21,106,826 outstanding at June 30, 2015 and 21,393,592 issued and 20,752,226 outstanding at December 31, 2014	220	214
Additional paid in capital	336,781	335,338
Treasury stock, at cost, 892,146 and 641,366 shares as of June 30, 2015 and December 31, 2014	(16,065)	(9,516)
Accumulated deficit	(203,277)	(235,971)
Accumulated other comprehensive loss (Note 12)	(56,054)	(46,914)
Total Tower International, Inc.'s stockholders' equity	61,605	43,151
Noncontrolling interests in subsidiaries (Note 12)	57,172	56,627
Total stockholders' equity	118,777	99,778

Total liabilities and stockholders' equity	$1,185,143	$1,171,040

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share and per share amounts - unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Revenues	$490,268	$548,467	$986,896	$1,067,730
Cost of sales	427,948	486,118	868,086	944,592
Gross profit	62,320	62,349	118,810	123,138
Selling, general, and administrative expenses	31,796	31,606	63,328	65,711
Amortization expense (Note 6)	-	667	-	1,324
Restructuring and asset impairment charges, net (Note 7)	5,493	4,716	6,524	6,105
Operating income	25,031	25,360	48,958	49,998
Interest expense	4,001	7,337	11,851	14,505
Interest income	101	133	226	265
Other expense	-	-	-	87
Income before provision for income taxes and equity in profit of joint venture	21,131	18,156	37,333	35,671
Provision for income taxes (Note 10)	2,374	2,661	4,473	5,495
Equity in loss of joint venture, net of tax	(283)	(222)	(189)	(381)
Income from continuing operations	18,474	15,273	32,671	29,795
Income from discontinued operations, net of tax (Note 4)	665	1,677	589	2,433
Net income	19,139	16,950	33,260	32,228
Less: Net income attributable to the noncontrolling interests	493	854	573	1,277
Net income attributable to Tower International, Inc.	$18,646	$16,096	$32,687	$30,951

Weighted average basic shares outstanding	21,104,735	20,651,097	21,077,633	20,582,140
Weighted average diluted shares outstanding	21,403,354	21,373,867	21,382,041	21,318,515

Basic income per share attributable to Tower International, Inc.:
Income per share from continuing operations (Note 13)	$0.85	$0.70	$1.52	$1.39
Income per share from discontinued operations (Note 13)	0.03	0.08	0.03	0.11
Income per share (Note 13)	0.88	0.78	1.55	1.50

Diluted income per share attributable to Tower International, Inc.:
Income per share from continuing operations (Note 13)	$0.84	$0.67	$1.50	$1.34
Income per share from discontinued operations (Note 13)	0.03	0.08	0.03	0.11
Income per share (Note 13)	0.87	0.75	1.53	1.45

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME / (LOSS)

(Amounts in thousands - unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Net income	$19,139	$16,950	$33,260	$32,228
Other comprehensive income / (loss), net of tax:
Foreign currency translation adjustments (net of tax of $0 million)	1,234	(185)	(9,168)	(2,741)
Unrealized loss on qualifying cash flow hedge (net of tax of $0 million)	-	-	-	(117)
Other comprehensive income / (loss)	1,234	(185)	(9,168)	(2,858)
Comprehensive income	20,373	16,765	24,092	29,370
Less: Comprehensive income / (loss) attributable to the noncontrolling interests	441	1,013	545	(150)
Comprehensive income attributable to Tower International, Inc.	$19,932	$15,752	$23,547	$29,520

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands - unaudited)

	Six Months Ended June 30,
	2015	2014

OPERATING ACTIVITIES:
Net income	$33,260	$32,228
Less: Income from discontinued operations, net of tax	589	2,433
Income from continuing operations	32,671	29,795

Adjustments required to reconcile income from continuing operations to net cash provided by continuing operating activities:
Premium on notes redemption and other fees	-	87
Deferred income tax provision	107	700
Depreciation and amortization	39,644	45,598
Non-cash share-based compensation	1,302	2,409
Pension income, net of contributions	(6,228)	(8,061)
Change in working capital and other operating items	(54,123)	(51,242)
Net cash provided by continuing operating activities	$13,373	$19,286

INVESTING ACTIVITIES:
Cash disbursed for purchases of property, plant, and equipment, net	$(29,448)	$(28,201)
Investment in joint venture	-	(760)
Net cash used in continuing investing activities	$(29,448)	$(28,961)

FINANCING ACTIVITIES:
Proceeds from borrowings	$66,439	$70,376
Repayments of borrowings	(62,862)	(65,391)
Borrowings/(Repayments) on Term Loan Credit Facility	(25,000)	33,145
Debt financing costs	-	(917)
Proceeds from termination of cross currency swaps	32,377	-
Secondary stock offering transaction costs	-	(75)
Proceeds from stock options exercised	148	2,173
Purchase of treasury stock	(6,549)	(910)
Noncontrolling interest dividends	-	(2,529)
Net cash provided by continuing financing activities	$4,553	$35,872

Discontinued operations:
Net cash from discontinued operating activities	$8,669	$3,467
Net cash from discontinued investing activities	(1,587)	7,756
Net cash from discontinued financing activities	(5,620)	(2,319)
Net cash from discontinued operations	$1,462	$8,904

Effect of exchange rate changes on continuing cash and cash equivalents	$(2,499)	$(762)

NET CHANGE IN CASH AND CASH EQUIVALENTS	$(12,559)	$34,339

CASH AND CASH EQUIVALENTS:
Beginning of period	$148,561	$134,880

End of period	$136,002	$169,219

Supplemental Cash Flow Information:
Interest paid, net of amounts capitalized	$10,598	$13,796
Income taxes paid	2,763	610
Non-cash Investing Activities:
Capital expenditures in liabilities for purchases of property, plant, and equipment	$11,624	$19,874

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Organization and Basis of Presentation

Tower International, Inc. and its subsidiaries (collectively referred to as the “Company” or “Tower International”), is a leading integrated global manufacturer of engineered automotive structural metal components and assemblies, primarily serving original equipment manufacturers (“OEMs”), including Ford, Volkswagen Group, Chrysler, Volvo, Nissan, Fiat, Daimler, Toyota, Chery, BMW, and Honda. Products include body structures, assemblies and other chassis structures, and lower vehicle systems and suspension components for small and large cars, crossovers, pickups, and sport utility vehicles (“SUVs”). Including both wholly owned subsidiaries and majority owned subsidiaries, the Company has strategically located production facilities in the United States, Germany, Brazil, Belgium, Slovakia, China, Italy, Poland, Mexico, and the Czech Republic, supported by engineering and sales locations in the United States, Germany, Italy, Brazil, Japan, China, and India.

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

Note 2. New Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30) Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 changes the presentation of debt issuance costs in financial statements. Under the ASU, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, and interim periods beginning after December 15, 2016. Early adoption is allowed, and requires that the guidance be applied retrospectively to all prior periods. The Company has elected to early adopt this guidance. The Company had debt issuance costs, net of amortization, of $10.2 million and $11.9 as of June 30, 2015 and December 31, 2014, respectively. These amounts are reflected in the Condensed Consolidated Balance Sheets as a direct deduction from long-term debt, net of current maturities, rather than as an asset, in accordance with the new guidance.

Note 3. Inventories

Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method. Maintenance, repair, and non-productive inventory, which are considered consumables, are expensed when acquired and included in the Condensed Consolidated Statements of Operations as cost of sales. Inventories consist of the following (in thousands):

	June 30, 2015	December 31, 2014
Raw Materials	$34,577	$32,237
Work in process	15,503	15,136
Finished goods	21,417	22,402
Total inventory	$71,497	$69,775

Note 4. Discontinued Operations and Assets Held for Sale

During the fourth quarter of 2014, the Company’s Board of Directors approved a plan to sell the Company’s equity interest in its Changchun Tower Golden Ring Automotive Products Co., Ltd. (“TGR”), Xiangtan DIT Automotive Products Co., Ltd. (“Xiangtan”), and Ningbo DIT Automotive Products Co. Ltd. (“Ningbo”) joint ventures. At June 30, 2015 and December 31, 2014, TGR and Xiangtan were considered held for sale in accordance with FASB ASC No. 360, Property, Plant, and Equipment, and presented as discontinued operations in the Condensed Consolidated Financial Statements, in accordance with FASB ASC No. 205, Discontinued Operations (prior to amendments issued on April 10, 2014). The Company’s investment in the Ningbo joint venture is accounted for under the equity method and therefore does not qualify for held for sale treatment and does not fall under the scope of FASB ASC No. 205.

The following table discloses select financial information of the discontinued operations of the Company’s Chinese joint ventures in its International Segment (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues	$27,079	$28,099	$54,454	$57,211
Income from discontinued operations:
Income before provision for income taxes	829	2,038	990	2,840
Provision for income taxes	164	361	401	407
Income from discontinued operations	$665	$1,677	$589	$2,433

The following table summarizes assets and liabilities held for sale by category (in thousands):

	June 30, 2015	December 31, 2014

ASSETS
Current assets	$50,173	$59,937
Property, plant, and equipment, net	73,255	76,123
Other assets, net	5,151	5,235
Total assets held for sale	$128,579	$141,295

LIABILITIES AND EQUITY
Short-term debt and current maturities of capital lease obligations	$4,165	$9,781
Accounts payable	21,210	27,789
Total current liabilities	25,375	37,570

Long-term debt, net of current maturities	1,514	1,515
Other non-current liabilities	29,965	28,622
Total non-current liabilities	31,479	30,137
Total liabilities held for sale	$56,854	$67,707

Assets and liabilities held for sale are included in the Condensed Consolidated Balance Sheets as other current assets or current liabilities.

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

The components of capitalized tooling costs are as follows (in thousands):

	June 30, 2015	December 31, 2014
Customer-owned tooling, net	$54,505	$22,735
Company-owned tooling	51	174
Total tooling, net	$54,556	$22,909

Any gain recognized, which is defined as the excess of reimbursement over cost, is amortized over the life of the program. If estimated costs are expected to be in excess of reimbursement, a loss is recorded in the period in which the loss is estimated.

Note 6. Goodwill and Other Intangible Assets

Goodwill

 The change in the carrying amount of goodwill in our International segment is set forth below (in thousands):

International
Balance at December 31, 2014	$56,691
Currency translation adjustment	(4,489)
Balance at June 30, 2015	$52,202

Intangibles

The Company had certain intangible assets that were related to customer relationships in Europe and Brazil. The intangible assets in Europe and Brazil had definite lives and were amortized on a straight-line basis over the estimated lives of the related assets, which approximated the recognition of related revenues. Intangible assets are recorded in the Condensed Consolidated Balance Sheets as other assets, net. These intangible assets became fully amortized during the third quarter of 2014 and as such, no further amortization expense related to these intangibles will be incurred beyond 2014. The Company incurred amortization expense of $0.7 million and $1.3 million, respectively, for the three and six months ended June 30, 2014.

Note 7. Restructuring and Asset Impairment Charges

As of June 30, 2015, the Company has executed various restructuring plans and may execute additional plans in the future to realign manufacturing capacity to prevailing global automotive production and to improve the utilization of remaining facilities. Estimates of restructuring charges are based on information available at the time such charges are recorded. Due to the inherent uncertainty involved in estimating restructuring expenses, actual amounts paid for such activities may differ from amounts initially recorded. Accordingly, the Company may record revisions of previous estimates by adjusting previously established reserves.

Restructuring and Asset Impairment Charges

Net restructuring and asset impairment charges for each of the Company’s segments include the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
International	$(16)	$96	$84	$276
Americas	5,509	4,620	6,440	5,829
Consolidated	$5,493	$4,716	$6,524	$6,105

The following table sets forth the Company’s net restructuring and asset impairment charges by type for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Employee termination costs	$299	$496	$509	$950
Other exit costs	5,194	4,220	6,015	5,155
Asset impairment	-	-	-	-
Total restructuring expense	$5,493	$4,716	$6,524	$6,105

The charges incurred during the six months ended June 30, 2015 and 2014 related primarily to the following actions:

2015 Actions

During the three and six months ended June 30, 2015, the charges incurred in the Americas segment related to a liability established to reflect a change in estimated future rents on a previously closed facility, ongoing maintenance expense of facilities closed as a result of prior actions and severance charges to reduce fixed costs. The charges incurred in the International segment related to severance charges to reduce fixed costs and a revision of a previous estimate.

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

Restructuring Reserve

The table below summarizes the activity in the restructuring reserve by segment, reflected in accrued liabilities, for the above-mentioned actions through June 30, 2015 (in thousands):

	International	Americas	Consolidated
Balance at December 31, 2014	$1,132	$1,357	$2,489
Payments	(1,057)	(354)	(1,411)
Increase in liability	155	354	509
Adjustment	(16)	(1,357)	(1,373)
Balance at June 30, 2015	$214	$-	$214

Except as disclosed in the table above, the Company does not anticipate incurring additional material cash charges associated with the actions described above. The increase in the restructuring reserve set forth in the table above does not agree with the restructuring charges for the period, as certain items are expensed as incurred related to the actions described.

The restructuring reserve decreased during the first six months ended June 30, 2015, reflecting primarily payments of other exit costs related to prior accruals offset partially by accruals for severance and adjustment of other exit costs related to prior accruals for Americas.

During the six months ended June 30, 2015, the Company incurred payments related to prior accruals in Europe of $1.1 million and in North America of $0.4 million. In addition, the Americas restructuring reserve was reduced by $1.4 million to reflect that certain lease obligations, on a previously closed facility, are no longer required.

Note 8. Debt

Long-term debt consists of the following (in thousands):

	June 30, 2015	December 31, 2014
Term Loan Credit Facility (net of discount of $1,363 and $1,594)	$418,012	$445,031
Other foreign subsidiary indebtedness	44,382	42,213
Debt issue costs	(10,201)	(11,876)
Total debt	452,193	475,368
Less: Current maturities (excluding capital leases)	(35,426)	(30,065)
Total long-term debt	$416,767	$445,303

Short-term debt consists of the following (in thousands):

	June 30, 2015	December 31, 2014
Current maturities of debts (excluding capital leases)	$35,426	$30,065
Current maturities of capital leases	989	1,074
Total	$36,415	$31,139

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

As of June 30, 2015, the outstanding principal balance of the Term Loan Credit Facility was $418.0 million (net of a remaining $1.4 million original issue discount) and the effective interest rate was 4.00% per annum.

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

Advances under the Amended Revolving Credit Facility bear interest at an alternate base rate plus a base rate margin or LIBOR plus a Eurodollar margin. The applicable margins are determined by the Company’s Total Net Leverage Ratio (as defined in the Third Amended Revolving Credit Facility Agreement). The applicable margin for the base rate based borrowings as of June 30, 2015 was 1.25%. The applicable margin for the LIBOR based borrowings as of June 30, 2015 was 2.25%. The Company will pay a commitment fee at a rate equal to 0.50% per annum on the average daily unused total revolving credit commitment.

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

As of June 30, 2015, there was $190.2 million of borrowing availability under the Amended Revolving Credit Facility, of which no borrowings were outstanding and $9.8 million of letters of credit were outstanding.

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

Other Foreign Subsidiary Indebtedness

As of June 30, 2015, other foreign subsidiary indebtedness of $44.4 million consisted primarily of receivables factoring in Europe of $23.1 million, other indebtedness in Europe of $14.2 million, and borrowings in Brazil of $7.1 million.

The change in foreign indebtedness from December 31, 2014 to June 30, 2015 is explained by the following (in thousands):

	Europe	Brazil	Total
Balance at December 31, 2014	$33,470	$8,743	$42,213
Maturities of indebtedness	(3,482)	(425)	(3,907)
New / renewed indebtedness	-	-	-
Change in borrowings on credit facilities, net	9,982	-	9,982
Foreign exchange impact	(2,650)	(1,256)	(3,906)
Balance at June 30, 2015	$37,320	$7,062	$44,382

Generally, borrowings of foreign subsidiaries are made under credit agreements with commercial lenders and are used to fund working capital and other operating requirements.

Europe

As of June 30, 2015, the receivables factoring facilities balance available to the Company was $23.1 million (€20.7 million), of which the entire amount was drawn. These are uncommitted, demand facilities which are subject to termination at the discretion of the banks and bear interest rates based on the average three month EURIBOR plus a spread ranging from 2.50% to 3.00%. The effective annual interest rates as of June 30, 2015 ranged from 2.51% to 3.01%, with a weighted average interest rate of 2.79% per annum. Any receivable factoring under these facilities is with recourse and is secured by the accounts receivable factored. These receivable factoring transactions are recorded in the Company’s Condensed Consolidated Balance Sheets in short-term debt and current maturities of capital lease obligations.

As of June 30, 2015, the secured lines of credit balance available to the Company was $11.1 million (€10.0 million), of which $5.3 million (€4.8 million) was outstanding. The facility bears an interest rate based on the EURIBOR plus a spread of 2.40% and had maturity date of October 2015. The effective annual interest rate as of June 30, 2015 was 2.55% per annum. The facility is secured by certain accounts receivable related to customer funded tooling, real estate, and other assets, and are subject to negotiated prepayments upon the receipt of funds from completed customer projects.

As of June 30, 2015, the Company’s European subsidiaries had borrowings of $8.9 million (€8.0 million), which had an annual interest rate of 6.25% and a maturity date of November 2017. This term loan is secured by certain machinery and equipment.

As of June 30, 2015, the Company’s European subsidiaries had an asset-based revolving credit facility balance available to the Company of $30.4 million, of which no borrowings were outstanding. This facility bears an interest rate based upon the one month LIBOR plus a spread of 4.00% and has a maturity date of October 2017. Availability on the credit facility is determined based upon the appraised value of certain machinery, equipment, and real estate, subject to a borrowing base availability limitation and customary covenants.

Brazil

As of June 30, 2015, the Company’s Brazilian subsidiary had borrowings of $7.1 million (R$21.9 million), which had annual interest rates ranging from 3.00% to 8.70% and maturity dates ranging from February 2018 to July 2022. As of June 30, 2015, the weighted average interest rate on the borrowings in Brazil was 6.37% per annum. The loans are provided through bilateral agreements with two local banks and are secured by certain fixed and current assets. Periodic interest and principal payments are required.

Covenants

As of June 30, 2015, the Company was in compliance with the financial covenants that govern its credit agreements.

Capital Leases

The Company had the following capital lease obligations as of the dates presented (in thousands). These capital lease obligations expire in March 2018.

Capital leases:	June 30, 2015	December 31, 2014
Current maturities of capital leases	$989	$1,074
Non-current maturities of capital leases	6,633	7,740
Total capital leases	$7,622	$8,814

Debt Issue Costs

The Company had debt issuance costs, net of amortization, of $10.2 million and $11.9 as of June 30, 2015 and December 31, 2014, respectively. These amounts are reflected in the Condensed Consolidated Balance Sheets as a direct deduction from long-term debt, net of current maturities, rather than as an asset, in accordance with ASU No. 2015 - 03.

The Company incurred interest expense related to the amortization of debt issue costs of $0.5 million and $1.4 million during the three and six months ended June 30, 2015, respectively. The Company incurred interest expense related to the amortization of debt issue costs of $0.5 million and $1.0 million during the three and six months ended June 30, 2014, respectively.

Note 9. Derivative Financial Instruments

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

On March 13, 2015, the Company terminated the cross currency swap entered into on January 23, 2015 and received $10.5 million in cash proceeds. The Company then entered into a new cross currency swap to hedge its net investment in Europe (U.S. dollar / Euro exchange spot rate was $1.0480). The Euro notional amount remained the same but the interest rate was lowered from 3.70% to 3.403% per annum. The U.S. dollar notional amount was lowered to $186.1 million, but the 5.09% interest rate per annum and the maturity date remained the same.

At June 30, 2015 and December 31, 2014, the U.S. dollar / Euro exchange spot rate was $1.1153 and $1.2154, respectively. The following amounts were recorded in the Condensed Consolidated Balance Sheets as being receivable from or payable to counterparties under FASB ASC No. 815, Derivatives and Hedging (in thousands) at June 30, 2015 and December 31, 2014:

	Location	June 30, 2015	December 31, 2014
Assets
Net investment hedge	Other assets, net	$-	$3,642
Interest rate swap	Other assets, net	-	-

Liabilities
Net investment hedge	Other non-current liabilities	$11,765	$-
Interest rate swap	Other non-current liabilities	1,575	301

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

The following table presents deferred gains reported in AOCI at June 30, 2015 and December 31, 2014 (in thousands):

	Deferred gain in AOCI
	June 30,	December 31,
	2015	2014
Net investment hedge	$25,064	$9,094
Total	$25,064	$9,094

Derivative instruments held during the period resulted in the following expense recorded (ineffective portion) in interest expense (in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
Net investment hedge	$(465)	$-	$(1,001)	$-
Interest rate swap	(1,166)	-	1,274	-
Total	$(1,631)	$-	$273	$-

Note 10. Income Taxes

During the three months and six months ended June 30, 2015, the income tax expense of $2.4 million and $4.5 million was primarily attributable to certain profitable foreign entities. The tax expense on U.S. quarterly profit was $0.1 million for alternative minimum tax expense. The Company did not record deferred income tax expense on 2015 U.S. profit because the utilization of deferred tax assets, primarily net operating losses, released an associated U.S. valuation allowance. During the three and six months ended June 30, 2014, the income tax expense of $2.7 million and $5.5 million was primarily attributable to certain profitable foreign entities.

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

As of June 30, 2015, the Company maintained a U.S. valuation allowance against U.S. deferred tax assets. In evaluating the need for the U.S. valuation allowance, the Company reviewed both positive and negative evidence and placed greater reliance on objective historical evidence than on more subjective estimates of future profitability. The Company also adjusted historical profits and losses for one-time events and tax planning in order to estimate future sustainable profitability. These nonrecurring adjustments included items such as the 2013 debt refinancing, the first quarter 2015 hedge gains recorded directly into AOCI, and the impact of restructuring loan agreements with our foreign affiliates. After making these adjustments, as of June 30, 2015, the Company’s U.S. operations were still in a three year cumulative loss. The Company believes that the three year cumulative tests should not be the sole determinate of the need for a valuation allowance. Given the historic volatility of U.S. automotive suppliers’ profits, the Company believes that obtaining sustained profitability over a reasonable period of time is also critical in determining whether a valuation allowance should be released. If the Company achieves forecasted levels of profits throughout 2015 and the U.S. automotive market retains its current momentum, it is probable that the Company will release up to $80 million of the valuation allowances against its U.S. deferred tax assets in the fourth quarter of 2015.

During 2013, Cerberus, at the time the Company’s principal stockholder, sold its ownership in the Company. The sale constituted an ownership change under Section 382 of the Internal Revenue Code. Under Section 382, the amount of U.S. net operating losses generated before the ownership change that can be utilized after the change is limited. Notwithstanding the Section 382 limitation, we do not anticipate paying any material cash income taxes in the U.S. until 2018 or 2019.

Note 11. Retirement Plans

The Company sponsors a pension and various other postretirement benefit plans for its employees. Each plan serves a defined group of employees and has varying levels of Company contributions. The Company’s contributions to certain plans may be required by the terms of the Company’s collective bargaining agreements.

The following tables provide the components of net periodic pension benefit cost and other post-retirement benefit cost (in thousands):

	Pension Benefits		Other Benefits
	Three Months Ended June 30,		Three Months Ended June 30,
	2015	2014	2015	2014
Service cost	$8	$8	$2	$2
Interest cost	2,375	2,740	160	175
Expected return on plan assets (a)	(3,087)	(3,252)	-	-
Prior service cost amortization	(24)	(24)	33	33
Net periodic benefit cost/(income)	$(728)	$(528)	$195	$210

	Pension Benefits		Other Benefits
	Six Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Service cost	$16	$16	$4	$4
Interest cost	4,750	5,480	320	350
Expected return on plan assets (a)	(6,174)	(6,504)	-	-
Prior service cost amortization	(48)	(48)	66	66
Net periodic benefit cost/(income)	$(1,456)	$(1,056)	$390	$420

(a)        Expected rate of return on plan assets is 7.40% for 2015 and was 7.40% for 2014

The Company expects its minimum pension funding requirements to be $9.6 million during 2015. The Company made contributions of $1.8 million and $4.8 million to the Pension Plan during the three and six months ended June 30, 2015.

Additionally, the Company contributed $1.3 million and $2.7 million to its defined contribution retirement plans during the three and six months ended June 30, 2015.

Note 12. Stockholders’ Equity and Noncontrolling Interests

The table below provides a reconciliation of the carrying amount of total stockholders’ equity, including stockholders’ equity attributable to Tower International, Inc. (“Tower”) and equity attributable to the noncontrolling interests (“NCI”) (in thousands):

	Six Months Ended June 30,
	2015			2014
	Tower	NCI	Total	Tower	NCI	Total
Stockholders' equity beginning balance	$43,151	$56,627	$99,778	$74,375	$62,494	$136,869
Net income	32,687	573	33,260	30,951	1,277	32,228
Other comprehensive income /(loss)
Foreign currency translation adjustments	(9,140)	(28)	(9,168)	(1,314)	(1,427)	(2,741)
Unrealized loss on qualifying cash flow hedge, net	-	-	-	(117)	-	(117)
Total Comprehensive income / (loss)	23,547	545	24,092	29,520	(150)	29,370
Vesting of RSUs	6	-	6	2	-	2
Treasury stock	(6,549)	-	(6,549)	(910)	-	(910)
Share based compensation expense	1,302	-	1,302	2,409	-	2,409
Proceeds from stock options exercised	148	-	148	2,173	-	2,173
Noncontrolling interest dividends	-	-	-	-	(2,529)	(2,529)
Stockholders' equity ending balance	$61,605	$57,172	$118,777	$107,569	$59,815	$167,384

The discontinued operations represent $47.4 million and $50.9 million of the noncontrolling interest in subsidiaries included in the Condensed Consolidated Balance Sheets as of June 30, 2015 and June 30, 2014, respectively.

The following table presents the components of accumulated other comprehensive loss (in thousands):

	As of June 30, 2015	As of December 31, 2014	Change
Foreign currency translation adjustments	$(16,364)	$(7,224)	$(9,140)
Defined benefit plans, net of tax of $13.7 million	(39,690)	(39,690)	-
Accumulated other comprehensive loss	$(56,054)	$(46,914)	$(9,140)

The following table presents the changes in accumulated other comprehensive income / (loss) by component (in thousands) for the three months ended June 30, 2015:

	Defined Benefit Plan, Net	Foreign Currency Translation Adjustments	Total
Balance at March 31, 2015	$(39,690)	$(17,453)	$(57,143)
Other comprehensive income before reclassification	-	1,089	1,089
Amounts reclassified from accumulated other comprehensive income		-	-
Net current-period other comprehensive income	-	1,089	1,089
Balance at June 30, 2015	$(39,690)	$(16,364)	$(56,054)

The following table presents the changes in accumulated other comprehensive income/(loss) by component (in thousands) for the three months ended June 30, 2014:

	Defined Benefit Plan, Net	Foreign Currency Translation Adjustments	Total
Balance at March 31, 2014	$(12,833)	$23,993	$11,160
Other comprehensive loss before reclassifications	-	(344)	(344)
Amounts reclassified from accumulated other comprehensive income / (loss)	-	-	-
Net current-period other comprehensive loss	-	(344)	(344)
Balance as of June 30, 2014	$(12,833)	$23,649	$10,816

The following table presents the changes in accumulated other comprehensive loss by component (in thousands) for the six months ended June 30, 2015:

	Defined Benefit Plan, Net	Foreign Currency Translation Adjustments	Total
Balance at December 31, 2014	$(39,690)	$(7,224)	$(46,914)
Other comprehensive loss before reclassification	-	(9,140)	(9,140)
Amounts reclassified from accumulated other comprehensive income		-	-
Net current-period other comprehensive loss	-	(9,140)	(9,140)
Balance at June 30, 2015	$(39,690)	$(16,364)	$(56,054)

The following table presents the changes in accumulated other comprehensive income/(loss) by component (in thousands) for the six months ended June 30, 2014:

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

The Company did not reclassify any material items out of accumulated other comprehensive income during the six months ended June 30, 2015 or June 30, 2014, respectively.

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

The Company included the effects of all dilutive shares for the three and six months ended June 30, 2015 and 2014.

A summary of the information used to compute basic and diluted net income per share attributable to Tower International, Inc. is shown below (in thousands – except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Income from continuing operations	$18,474	$15,273	$32,671	$29,795
Income from discontinued operations, net of tax	665	1,677	589	2,433
Net income	19,139	16,950	33,260	32,228
Less: Net income attibutable to the noncontrolling interests	493	854	573	1,277
Net income attibutable to Tower International, Inc.	$18,646	$16,096	$32,687	$30,951

Basic income per share
Continuing operations	$0.85	$0.70	$1.52	$1.39
Discontinued operations	0.03	0.08	0.03	0.11
Net income attibutable to Tower International, Inc.	0.88	0.78	1.55	1.50
Basic weighted average shares outstanding	21,104,735	20,651,097	21,077,633	20,582,140

Diluted income per share
Continuing operations	$0.84	$0.67	$1.50	$1.34
Discontinued operations	0.03	0.08	0.03	0.11
Net income attibutable to Tower International, Inc.	0.87	0.75	1.53	1.45
Diluted weighted average shares outstanding	21,403,354	21,373,867	21,382,041	21,318,515

Note 14. Share-Based and Long-Term Compensation

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

On April 25, 2014, the Plan was amended and restated. The number of shares of common stock available for issuance pursuant to new awards under the 2010 Equity Incentive Plan was reduced, subject to provisions in the Plan that allow for the re-issuance of certain shares, including forfeited shares, shares repurchased by the Company, and certain other shares, as defined by the Plan. At June 30, 2015, 949,529 shares were available for future grants of options and other types of awards under the Plan.

The following table summarizes the Company’s award activity during the six months ended June 30, 2015:

	Options		Restricted Stock Units
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Grant Date Fair Value
December 31, 2014	517,459	$12.15	200,340	$18.51
Granted	-	-	89,178	26.16
Options exercised or RSUs vested	(12,625)	11.71	(99,659)	15.65
Forfeited	-	-	-	-
June 30, 2015	504,834	$12.17	189,859	$23.60

Stock Options

The exercise price of each stock option equals the market price of the Company’s common stock on the grant date. Compensation expense is recorded at the grant date fair value and is recognized on a straight-line basis over the applicable vesting periods. The Company’s stock options generally vest over three years, with a maximum term of ten years. The Company has not granted any options since June 2012.

The Company calculates the weighted average grant date fair value of each option granted using a Black-Scholes valuation model. During the three and six months ended June 30, 2015, the Company recognized an expense relating to the options of $0 million and $0.2 million, respectively. During the three and six months ended June 30, 2014, the Company recognized an expense relating to the options of $0.4 million and $0.8 million, respectively. The Company did not recognize any tax benefit related to the compensation expense during any of the periods presented. As of June 30, 2015, all of the expense associated with granted stock options had been fully recognized.

As of June 30, 2015, the Company had an aggregate of 504,834 stock options that had been granted and were exercisable, but had not yet been exercised. These options had a remaining average contractual life of approximately seven years and an aggregate intrinsic value of $7 million. During the six months ended June 30, 2015, 12,625 options were exercised, which had an aggregate intrinsic value of $0.2 million. During the six months ended June 30, 2015, no stock options expired or were forfeited.

Restricted Stock Units (“RSUs”)

The grant date fair value of each RSU equals the market price of the Company’s common stock on its date of grant. Compensation expense is recorded at the grant date fair value, less an estimated forfeiture amount, and is recognized on a straight-line basis over the applicable vesting periods. The Company’s RSUs generally vest over a three year period.

During the three and six months ended June 30, 2015, the Company recognized an expense of $0.5 million and $1.1 million, respectively, relating to the RSUs. During the three and six months ended June 30, 2014, the Company recognized an expense of $0.5 million and $0.8 million, respectively, relating to the RSUs. The Company did not recognize any tax benefit related to this compensation expense. As of June 30, 2015, the Company had $2.9 million of unrecognized compensation expense associated with these RSUs, which will be amortized on a straight-line basis over the next 24 months, on a weighted average basis.

As of June 30, 2015, the Company had an aggregate of 189,859 RSUs that had been granted, but had not yet vested. During the six months ended June 30, 2015, no RSUs were forfeited or expired.

During the first six months of 2015, a total of 99,659 RSUs vested, resulting in the issuance of 99,659 shares. The fair value of these shares was $2.6 million. Additionally, 493,096 shares that vested on December 31, 2014 were issued in January 2015. This total was reduced by shares repurchased to provide payment for certain individuals’ minimum statutory withholding tax. The Company paid $6.5 million to acquire 250,780 vested shares to cover the minimum statutory withholding taxes. After offsets for withholding taxes, a net total of 341,975 shares of common stock were issued.

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

The Agreement also provides for a stock appreciation bonus payable in cash or shares of common stock, as determined by the Company, if certain price targets related to the per share closing price of the Company’s common stock are achieved during the term of the Agreement. The minimum price of the Company’s common stock per share needed to achieve the bonus is $40.59 per share which would result in a payment of $5 million. The maximum bonus of $20 million would be achieved if the share price of the Company’s common stock exceeded $55.58 per share.

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

During the three and six months ended June 30, 2015, the Company recorded an expense related to these awards of $0.9 million and $1.9 million, respectively. At June 30, 2015, the Company had a liability of $3.4 million related to these awards. This liability is presented in the Condensed Consolidated Balance Sheets as other non-current liabilities.

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

During the three and six months ended June 30, 2015, the Company recorded expense related to these awards of $1.1 million and $2.1 million, respectively. During the three and six months ended June 30, 2014, the Company recorded expense related to these awards of $0.7 million and $1.8 million, respectively. At June 30, 2015, the Company had a liability of $6.8 million related to these awards. This liability is presented as other non-current liabilities in the Condensed Consolidated Balance Sheet.

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

The following is a summary of select data for each of the Company’s reportable segments (in thousands):

	International	Americas	Total
Three Months Ended June 30, 2015
Revenues	$186,931	$303,337	$490,268
Adjusted EBITDA	16,356	36,916	53,272
Capital expenditures	4,132	21,853	25,985
Total assets (a)	649,862	535,281	1,185,143

Three Months Ended June 30, 2014
Revenues	$228,787	$319,680	$548,467
Adjusted EBITDA	18,513	36,637	55,150
Capital expenditures	7,741	21,139	28,880

Six Months Ended June 30, 2015
Revenues	$376,754	$610,142	$986,896
Adjusted EBITDA	30,500	70,843	101,343
Capital expenditures	9,608	26,709	36,317

Six Months Ended June 30, 2014
Revenues	$449,552	$618,178	$1,067,730
Adjusted EBITDA	37,080	69,694	106,774
Capital expenditures	11,687	32,586	44,273

(a)      Total assets as of June 30, 2015 in the International segment include assets held for sale

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

The following is a reconciliation of Adjusted EBITDA to income before provision for income taxes and equity in profit / (loss) of joint venture (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Adjusted EBITDA	$53,272	$55,150	$101,343	$106,774
Restructuring	(5,493)	(4,716)	(6,524)	(6,105)
Depreciation and amortization	(19,736)	(22,745)	(39,644)	(45,598)
Acquisition costs and other	(128)	(103)	(218)	(210)
Long-term compensation expense	(2,884)	(2,226)	(5,999)	(4,863)
Interest expense, net	(3,900)	(7,204)	(11,625)	(14,240)
Other (expense)	-	-	-	(87)
Net income before provision for income taxes and equity in loss of joint venture	$21,131	$18,156	$37,333	$35,671

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

At June 30, 2015, the carrying value and estimated fair value of the Company’s total debt excluding capital leases and debt issue costs, was $452.2 million and $453.3 million, respectively. At December 31, 2014, the carrying value and estimated fair value of the Company’s total debt was $475.3 million and $469.9 million, respectively. The majority of the Company’s debt at June 30, 2015 and December 31, 2014 was comprised of the Term Loan Credit Facility, which can be traded between financial institutions. Accordingly, this debt has been classified as Level 2. The fair value was determined based upon quoted values. The remainder of the Company’s debt, primarily consisting of foreign subsidiary indebtedness, is asset-backed and is classified as Level 3. As this debt carries variable rates and minimal credit risk, the book values approximate the fair values.

The Company has foreign currency exchange hedges and an interest rate swap that were measured at fair value on a recurring basis at June 30, 2015 and December 31, 2014. These instruments are recorded in other assets, net or other non-current liabilities in the Company’s Condensed Consolidated Balance Sheets and the fair value is measured using Level 2 observable inputs such as foreign currency exchange rates, swap rates, cross currency basis swap spreads and interest rate spreads. At June 30, 2015, the foreign currency exchange hedge (net investment hedge of our European subsidiaries) and the interest rate swap (not designated for hedge accounting) had liability fair values of $16.2 million and $1.4 million, respectively.

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

Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. The established liability for environmental matters is based upon management’s best estimates, on an undiscounted basis, of expected investigation/ remediation costs related to environmental contamination. It is possible that actual costs associated with these matters will exceed the environmental reserves established by the Company. Inherent uncertainties exist in the estimates, primarily due to unknown environmental conditions, changing governmental regulations, and legal standards regarding liability and evolving technologies for handling site remediation and restoration. At June 30, 2015 and December 31, 2014, the Company had $1.7 million and $1.7 million accrued for environmental matters.

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

Note 18. Subsequent Events

On July 24, 2015, a subsidiary of the Company signed an agreement to acquire 100% of the issued and outstanding shares of Herrajes y Acabados Metálicos, S.A. de C.V. (“Hamsa”) for consideration, after deducting cash on hand, of $21 million. Hamsa operates stamping and assembly manufacturing facilities outside of Mexico City, Mexico. The transaction closed on July 24, 2015.

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

During the fourth quarter of 2014, our Board of Directors approved a plan to sell our equity interest in our Changchun Tower Golden Ring Automotive Products Co., Ltd. (“TGR”), Xiangtan DIT Automotive Products Co., Ltd. (“Xiangtan”), and Ningbo DIT Automotive Products Co. Ltd. (“Ningbo”) joint ventures. At June 30, 2015 and December 31, 2014, TGR and Xiangtan were considered held for sale in accordance with FASB ASC No. 360, Property, Plant, and Equipment, and have been presented as discontinued operations in our Condensed Consolidated Financial Statements, in accordance with FASB ASC No. 205, Discontinued Operations. Our investment in the Ningbo joint venture is accounted for under the equity method and therefore does not qualify for held for sale treatment and does not fall under the scope of FASB ASC No. 205.

Recent Trends

Production Volumes

During the second quarter of 2015, industry production volumes increased from 2014 in China and North America, while declining in Brazil. Production volumes in Europe were relatively flat. According to IHS, industry production is projected to increase in 2015 in China, North America, and Europe. The production volumes in 2015 are expected to significantly decrease in Brazil compared to 2014.

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

Results of Operations—Three Months Ended June 30, 2015 Compared with the Three Months Ended June 30, 2014

The following table presents production volumes in specified regions, according to IHS, for the three months ended June 30, 2015 compared to the three months ended June 30, 2014 (in millions of units produced):

	Europe	China	North America	Brazil
Three months Ended June 30, 2015	5.4	5.4	4.5	0.6
Three months Ended June 30, 2014	5.4	5.3	4.4	0.7

Increase / (Decrease)	(0.0)	0.1	0.1	(0.1)
Percentage change	0%	3%	3%	(18)%

The following table presents select financial information for the three months ended June 30, 2015 and 2014 (in millions):

	International		Americas		Consolidated
	Three Months Ended		Three Months Ended		Three Months Ended
	June 30,		June 30,		June 30,
	2015	2014	2015	2014	2015	2014
Revenues	$186.9	$228.8	$303.3	$319.7	$490.2	$548.5
Cost of sales	166.7	206.7	261.2	279.4	427.9	486.1
Gross profit	20.2	22.1	42.1	40.3	62.3	62.4
Selling, general, and administrative expenses	9.2	10.9	22.6	20.7	31.8	31.6
Amortization	-	0.5	-	0.2	-	0.7
Restructuring and asset impairments	-	0.1	5.5	4.6	5.5	4.7
Operating income	$11.0	$10.6	$14.0	$14.8	25.0	25.4
Interest expense, net					3.9	7.2
Other expense					-	-
Provision for income taxes					2.4	2.7
Equity in loss of joint ventures					(0.3)	(0.2)
Income from discontinued operations, net of tax					0.7	1.7
Noncontrolling interest, net of tax					0.5	0.9
Net income attributable to Tower International, Inc.					$18.6	$16.1

Comparison of Periods – GAAP Analysis of Consolidated Results

Revenues

Total revenues decreased during the three months ended June 30, 2015 by $58.3 million, or 11%, from the three months ended June 30, 2014. The decrease in revenue reflects the weakening of foreign currencies against the U.S. dollar in our International segment, primarily the Euro ($40.7 million), and the weakening of the Brazilian Real ($10.4 million) against the U.S. dollar in our Americas segment. Lower volume in our Americas segment ($8.2 million) was partially offset by higher volume in our International segment ($2.7 million). Revenues were also adversely affected by unfavorable pricing ($1.7 million).

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

Total gross profit decreased by $0.1 million from the three months ended June 30, 2014 to the three months ended June 30, 2015 while our gross profit margin increased from 11.4% during the 2014 period to 12.7% during the 2015 period. The decrease in total gross profit reflects unfavorable foreign exchange ($6.6 million, excluding the impact on depreciation), lower volume ($1.6 million) and unfavorable mix ($1.1 million). All other factors were net favorable ($9.2 million). Cost of sales was positively impacted by favorable efficiencies ($11.9 million) which were offset partially by unfavorable pricing and economics ($2 million) and higher launch costs ($1.3 million).

Total gross profit was positively affected by a decrease in the depreciation included in cost of sales from $20.7 million during the three months ended June 30, 2014 to $18.5 million during the three months ended June 30, 2015, reflecting primarily favorable foreign exchange.

Selling, General, and Administrative Expenses (“SG&A”)

Total SG&A increased $0.1 from the three months ended June 30, 2014, reflecting higher incentive compensation costs and higher overall compensation costs offset partially by favorable foreign exchange.

Amortization Expense

Total amortization expense decreased $0.7 million from the three months ended June 30, 2014, reflecting primarily the amortization of customer relationships in Europe and Brazil, which became fully amortized during 2014. No further amortization expense related to these intangibles will be incurred.

Restructuring and Asset Impairment Expense

Total restructuring expense increased $0.8 million, or 17%, from the three months ended June 30, 2014. During the second quarter of 2015, we incurred charges related to ongoing maintenance expense of facilities closed as a result of prior actions in our Americas segment and severance charges to reduce fixed costs.

Interest Expense, net

Interest expense, net, decreased $3.3 million, or 46%, from the three months ended June 30, 2014, reflecting primarily mark-to-market gains on our derivative financial instruments ($1.6 million) and the accelerated amortization of the original issue discount and the associated debt issue costs in connection with prepayments on our Term Loan during the first quarter of 2015 ($0.4 million).

Provision for Income Taxes

Income tax expense decreased $0.3 million, from the three months ended June 30, 2014. Our income tax expense decreased due to lower withholding taxes on dividends paid from our Chinese joint ventures.

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

Equity in Loss of Joint Venture

Equity in the loss of joint venture which represents our share in the loss of our unconsolidated Ningbo joint venture increased $0.1 million during the three months ended June 30, 2015.

Noncontrolling Interest, Net of Tax

The adjustment to our earnings required to give effect to the elimination of noncontrolling interests decreased by $0.4 million from the three months ended June 30, 2014, reflecting decreased earnings in our consolidated Chinese joint ventures.

Comparison of Periods—Non-GAAP Analysis of Adjusted EBITDA

A reconciliation of Adjusted EBITDA to net income attributable to Tower International, Inc. for the periods presented is set forth below (in millions):

	International		Americas		Consolidated
	Three Months Ended		Three Months Ended		Three Months Ended
	June 30,		June 30,		June 30,
	2015	2014	2015	2014	2015	2014

Adjusted EBITDA	$16.4	$18.5	$36.9	$36.7	$53.3	$55.2
Intercompany charges	1.9	1.9	(1.9)	(1.9)	-	-
Restructuring and asset impairments	-	(0.1)	(5.5)	(4.6)	(5.5)	(4.7)
Depreciation and amortization	(7.1)	(9.6)	(12.6)	(13.2)	(19.7)	(22.8)
Acquisition costs and other	(0.2)	(0.1)	-	-	(0.2)	(0.1)
Long-term non-cash compensation (a)	-	-	(2.9)	(2.2)	(2.9)	(2.2)
Pension actuarial loss	-	-	-	-	-	-
Operating income	$11.0	$10.6	$14.0	$14.8	25.0	25.4
Interest expense, net					(3.9)	(7.2)
Other expense					-	-
Provision for income taxes					(2.4)	(2.7)
Equity in loss of joint ventures (b)					(0.3)	(0.2)
Income from discontinued operations, net of tax					0.7	1.7
Noncontrolling interest, net of tax					(0.5)	(0.9)
Net income attributable to Tower International, Inc.					$18.6	$16.1

(a)	Represents the compensation expense related to stock options, restricted stock units, one-time CEO compensation awards, and certain compensation programs intended to benefit our long-term success and growth. The compensation charges are incurred during the applicable vesting periods of each program.
(b)	Represents the loss attributable to our Ningbo joint venture, which we do not consolidate in our financial statements given the non-controlling nature of our interest in this entity.

The following table presents revenues (a GAAP measure) and Adjusted EBITDA (a non-GAAP measure) for the three months ended June 30, 2015 and 2014 (in millions), as well as an explanation of variances:

	International		Americas		Consolidated
	Revenues	Adjusted EBITDA(c)	Revenues	Adjusted EBITDA(c)	Revenues	Adjusted EBITDA(c)
Three months Ended June 30, 2015 results	$186.9	$16.4	$303.3	$36.9	$490.2	$53.3
Three months Ended June 30, 2014 results	228.8	18.5	319.7	36.7	548.5	55.2
Variance	$(41.9)	$(2.1)	$(16.4)	$0.2	$(58.3)	$(1.9)
Variance attributable to:
Volume and mix	$2.7	$3.0	$(8.2)	$(5.7)	$5.5	$(2.7)
Foreign exchange	(40.7)	(4.0)	(10.4)	0.2	(51.1)	(3.8)
Pricing and economics	(3.9)	(3.7)	2.2	(0.3)	(1.7)	(4.0)
Efficiencies	-	5.1	-	6.8	-	11.9
Selling, general, and administrative expenses and other items (d)	-	(2.5)	-	(0.8)	-	(3.3)
Total	$(41.9)	$(2.1)	$(16.4)	$0.2	$(58.3)	$(1.9)

(c)	We have presented a reconciliation of Adjusted EBITDA to net income / (loss) attributable to Tower International, Inc, above.
(d)	When we refer to “selling, general, and administrative expenses and other items”, the “other items” refer to (i) savings which we generate after implementing restructuring actions, (ii) the costs associated with launching new products, and (iii) one-time items which may include reimbursement of costs.

Adjusted EBITDA

When we analyze Adjusted EBITDA, we separately categorize external factors—volume, product mix, and foreign exchange—and all other factors which impact Adjusted EBITDA, which we refer to as “other factors.”

Consolidated Company: Consolidated Adjusted EBITDA decreased by $1.9 million, or 3%, from the three months ended June 30, 2014, reflecting lower volume ($1.6 million), unfavorable mix ($1.1 million), and unfavorable foreign exchange ($3.8 million). All other factors were net favorable ($4.6 million). Favorable efficiencies ($11.9 million) were offset partially by unfavorable pricing and economics ($4 million) and unfavorable SG&A expenses and other items ($3.3 million).

International Segment: In our International segment, Adjusted EBITDA decreased by $2.1 million, or 11%, from the three months ended June 30, 2014, reflecting primarily unfavorable foreign exchange ($4 million), offset partially by higher volume ($2.1 million) and favorable mix ($0.9 million). All other factors were net unfavorable ($1.2 million). Unfavorable pricing and economics ($3.7 million), principally product pricing and labor costs, and unfavorable SG&A expenses and other items ($2.5 million) were offset partially by favorable efficiencies ($5.1 million). SG&A expenses and other items reflect primarily higher launch costs ($1.5 million).

Americas Segment: In our Americas segment, Adjusted EBITDA increased by $0.2 million, or 1%, from the three months ended June 30, 2014, reflecting primarily lower volume ($3.7 million) and unfavorable mix ($2 million), offset partially by favorable foreign exchange ($0.2 million). All other factors were net favorable ($5.8 million). Favorable efficiencies ($6.8 million) were offset partially by unfavorable SG&A expenses and other items ($0.8 million) and unfavorable pricing and economics ($0.3 million).

Results of Operations—Six Months Ended June 30, 2015 Compared with the Six Months Ended June 30, 2014

The following table presents production volumes in specified regions, according to IHS, for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 (in millions of units produced):

	Europe	China	North America	Brazil
Six months Ended June 30, 2015	10.7	11.2	8.8	1.2
Six months Ended June 30, 2014	10.6	10.4	8.6	1.5
Increase / (Decrease)	0.1	0.8	0.2	(0.3)
Percentage change	1%	8%	2%	(20)%

According to IHS, full year 2015 vehicle production is expected to increase when compared to 2014 in China by 7%, North America by 3%, and Europe by 1%, and decrease in Brazil by 15%.

The following table presents select financial information for the six months ended June 30, 2015 and 2014 (in millions):

	International		Americas		Consolidated
	Six Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,
	2015	2014	2015	2014	2015	2014

Revenues	$376.8	$449.6	$610.1	$618.2	$986.9	$1,067.8
Cost of sales	338.5	405.4	529.6	539.3	868.1	944.7
Gross profit	38.3	44.2	80.5	78.9	118.8	123.1
Selling, general, and administrative expenses	19.0	21.8	44.3	43.9	63.3	65.7
Amortization	-	1.0	-	0.3	-	1.3
Restructuring and asset impairments	0.1	0.3	6.4	5.8	6.5	6.1
Operating income	$19.2	$21.1	$29.8	$28.9	49.0	50.0
Interest expense, net					11.6	14.2
Other expense					-	0.1
Provision for income taxes					4.5	5.5
Equity in loss of joint ventures					(0.2)	(0.4)
Income from discontinued operations, net of tax					0.6	2.4
Noncontrolling interest, net of tax					0.6	1.3
Net income attributable to Tower International, Inc.					$32.7	$31.0

Comparison of Periods – GAAP Analysis of Consolidated Results

Revenues

Total revenues decreased during the six months ended June 30, 2015 by $80.9 million, or 8%, from the six months ended June 30, 2014. The weakening of foreign currencies against the U.S. dollar in our International segment, primarily the Euro ($78.6 million), and the weakening of the Brazilian Real ($17.7 million) against the U.S. dollar in our Americas segment was partially offset by higher volume in our International segment ($14.8 million) and in our Americas segment ($6.2 million). Revenues were also adversely affected by unfavorable pricing ($5.6 million).

Gross Profit

Total gross profit decreased by $4.3 million, or 3%, from the six months ended June 30, 2014 to the six months ended June 30, 2015 and our gross profit margin increased from 11.4% during the 2014 period to 12.0% during the 2015 period. The decrease in total gross profit reflects higher volume ($2.6 million) which was more than offset by unfavorable foreign exchange ($10.8 million) and unfavorable mix ($1 million). All other factors were net favorable ($5 million). Cost of sales was positively impacted by favorable efficiencies ($19.3 million) which was offset partially by unfavorable pricing and economics ($13 million) and higher launch costs ($3.7 million).

Total gross profit was positively affected by a decrease in the depreciation included in cost of sales from $41.3 million during the six months ended June 30, 2014 to $37.1 million during the six months ended June 30, 2015, reflecting primarily favorable foreign exchange.

Selling, General, and Administrative Expenses (“SG&A”)

Total SG&A decreased $2.4 million, or 4%, from the six months ended June 30, 2014, reflecting higher incentive compensation costs and higher overall compensation costs more than offset by favorable foreign exchange.

Amortization Expense

Total amortization expense decreased $1.3 million from the six months ended June 30, 2014, reflecting primarily the amortization of customer relationships in Europe and Brazil, which became fully amortized during 2014. No further amortization expense related to these intangibles will be incurred.

Restructuring and Asset Impairment Expense

Total restructuring expense increased $0.4 million, or 7%, from the six months ended June 30, 2014. During the second quarter of 2015, we incurred charges related to ongoing maintenance expense of facilities closed as a result of prior actions in our Americas segment and severance charges to reduce fixed costs.

Interest Expense, net

Interest expense, net, decreased $2.6 million, or 18%, from the six months ended June 30, 2014, reflecting primarily lower interest due to lower borrowings in Brazil ($2.0 million) and lower expense on our Term Loan.

Provision for Income Taxes

Income tax expense decreased $1 million from the six months ended June 30, 2014. Our income tax expense varies each period depending on the level and mix of income and losses generated in the various jurisdictions in which we do business. There was more income in the United States where we are currently not recording deferred income tax expense. Our income tax expense also decreased due to lower withholding taxes on dividends paid from our Chinese joint ventures.

Equity in Profit / (Loss) of Joint Venture

Equity in the loss of joint venture which represents our share in the loss of our unconsolidated Ningbo joint venture decreased by $0.2 million during the six months ended June 30, 2015.

Noncontrolling Interest, Net of Tax

The adjustment to our earnings required to give effect to the elimination of noncontrolling interests decreased by $0.7 million from the six months ended June 30, 2014, reflecting decreased earnings in our consolidated Chinese joint ventures.

Comparison of Periods—Non-GAAP Analysis of Adjusted EBITDA

A reconciliation of Adjusted EBITDA to net income attributable to Tower International, Inc. for the periods presented is set forth below (in millions):

	International		Americas		Consolidated
	Six Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,
	2015	2014	2015	2014	2015	2014

Adjusted EBITDA	$30.5	$37.1	$70.8	$69.7	$101.3	$106.8
Intercompany charges	3.2	3.5	(3.2)	(3.5)	0.0	0.0
Restructuring and asset impairments	(0.1)	(0.3)	(6.4)	(5.8)	(6.5)	(6.1)
Depreciation and amortization	(14.3)	(19.0)	(25.3)	(26.6)	(39.6)	(45.6)
Acquisition costs and other	(0.1)	(0.2)	(0.1)	-	(0.2)	(0.2)
Long-term non-cash compensation (a)	-	-	(6.0)	(4.9)	(6.0)	(4.9)
Pension actuarial loss		-		-
Operating income	$19.2	$21.1	$29.8	$28.9	49.0	50.0
Interest expense, net					(11.6)	(14.2)
Other expense					-	(0.1)
Provision for income taxes					(4.5)	(5.5)
Equity in loss of joint ventures (b)					(0.2)	(0.4)
Income from discontinued operations, net of tax					0.6	2.4
Noncontrolling interest, net of tax					(0.6)	(1.3)
Net income attributable to Tower International, Inc.					$32.7	$31.0

(a)	Represents the compensation expense related to stock options, restricted stock units, one-time CEO compensation awards, and certain compensation programs intended to benefit our long-term success and growth. The compensation charges are incurred during the applicable vesting periods of each program.
(b)	Represents the loss attributable to our Ningbo joint venture, which we do not consolidate in our financial statements given the non-controlling nature of our interest in this entity.

The following table presents revenues (a GAAP measure) and Adjusted EBITDA (a non-GAAP measure) for the six months ended June 30, 2015 and 2014 (in millions), as well as an explanation of variances:

	International		Americas		Consolidated
	Revenues	Adjusted EBITDA(c)	Revenues	Adjusted EBITDA(c)	Revenues	Adjusted EBITDA(c)
Six months Ended June 30, 2015 results	$376.8	$30.5	$610.1	$70.8	$986.9	$101.3
Six months Ended June 30, 2014 results	449.6	37.1	618.2	69.7	1,067.8	106.8
Variance	$(72.8)	$(6.6)	$(8.1)	$1.1	$(80.9)	$(5.5)
Variance attributable to:
Volume and mix	$14.8	$5.6	$6.2	$(4.0)	$21.0	$1.6
Foreign exchange	(78.6)	(7.9)	(17.7)	(0.2)	(96.3)	(8.1)
Pricing and economics	(9.0)	(7.3)	3.4	(5.2)	(5.6)	(12.5)
Efficiencies	-	7.4	-	11.9	-	19.3
Selling, general, and administrative expenses and other items (d)	-	(4.4)	-	(1.4)	-	(5.8)
Total	$(72.8)	$(6.6)	$(8.1)	$1.1	$(80.9)	$(5.5)

(c)	We have presented a reconciliation of Adjusted EBITDA to net income / (loss) attributable to Tower International, Inc. above.
(d)	When we refer to “selling, general, and administrative expenses and other items”, the “other items” refer to (i) savings which we generate after implementing restructuring actions, (ii) the costs associated with launching new products, and (iii) one-time items which may include reimbursement of costs.

Adjusted EBITDA

When we analyze Adjusted EBITDA, we separately categorize external factors—volume, product mix, and foreign exchange—and all other factors which impact Adjusted EBITDA, which we refer to as “other factors.”

Consolidated Company: Consolidated Adjusted EBITDA decreased by $5.5 million, or 5%, from the six months ended June 30, 2014, reflecting primarily unfavorable foreign exchange ($8.1 million) and unfavorable mix ($1 million), offset partially by higher volume ($2.6 million). All other factors were net favorable ($1 million). Favorable efficiencies ($19.3 million) were partially offset by unfavorable pricing and economics ($12.5 million) and unfavorable SG&A expenses and other items ($5.8 million).

International Segment: In our International segment, Adjusted EBITDA decreased by $6.6 million, or 19%, from the six months ended June 30, 2014, reflecting primarily unfavorable foreign exchange ($7.9 million), offset partially by higher volume ($4.7 million) and favorable mix ($0.9 million). All other factors were net unfavorable ($4.3 million). Unfavorable pricing and economics ($7.3 million), principally product pricing and labor costs, and unfavorable SG&A expenses and other items ($4.4 million) were offset partially by favorable efficiencies ($7.4 million).

Americas Segment: In our Americas segment, Adjusted EBITDA increased by $1.1 million, or 2%, from the six months ended June 30, 2014, reflecting lower volume ($2.1 million), unfavorable mix ($1.9 million), and unfavorable foreign exchange ($0.2 million). All other factors were net favorable ($5.4 million). Favorable efficiencies ($11.9 million) were partially offset by unfavorable pricing and economics ($5.2 million) and unfavorable SG&A expenses and other items ($1.3 million).

Restructuring

The following table sets forth our net restructuring and asset impairment charges by type for the periods presented (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Employee termination costs	$0.3	$0.5	$0.5	$0.9
Other exit costs	5.2	4.2	6.0	5.2
Asset impairment	-	-	-	-
Total restructuring expense	$5.5	$4.7	$6.5	$6.1

We restructure our global operations in an effort to align our capacity with demand and to reduce our costs. Restructuring costs include employee termination benefits and other incremental costs resulting from restructuring activities. These incremental costs principally include costs associated with previously closed facilities and equipment and personnel relocation costs. Restructuring costs are recognized in our Condensed Consolidated Financial Statements in accordance with FASB ASC No. 420, Exit or Disposal Obligations, and are presented in our Condensed Consolidated Statement of Operations as restructuring and asset impairment charges, net. We believe the restructuring actions discussed below will help our efficiency and results of operations on a going forward basis.

During the three and six months ended June 30, 2015, the charges incurred in the Americas segment related to a liability established to reflect a change in estimated future rents on a previously closed facility, ongoing maintenance expense of facilities closed as a result of prior actions and severance charges to reduce fixed costs. The charges incurred in the International segment related to severance charges to reduce fixed costs and a revision of a previous estimate.

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

Liquidity and Capital Resources

General

We generally expect to fund expenditures for operations, administrative expenses, capital expenditures, and debt service obligations with internally generated funds from operations and we generally expect to satisfy working capital needs from time-to-time with borrowings under our revolving credit facility or cash on hand. As of June 30, 2015, we had available liquidity of approximately $344.8 million, which we believe is adequate to fund our working capital requirements for at least the next twelve months. We believe that we will be able to meet our debt service obligations and fund operating requirements for at least the next twelve months with cash flow from operations, cash on hand, and borrowings under our revolving credit facility.

Cash Flows and Working Capital

The following table shows the components of our cash flows from continuing operations for the periods presented (in millions):

	Six Months Ended June 30,
	2015	2014
Net cash provided by / (used in):
Operating activities	$13.4	$19.3
Investing activities	(29.4)	(29.0)
Financing activities	4.6	35.9

Net Cash Provided by Operating Activities

During the six months ended June 30, 2015, we generated $13.4 million of cash flow from operations compared with $19.3 million of cash generated during the six months ended June 30, 2014. The primary reason for this decrease was from lower Adjusted EBITDA.

Net Cash Used in Investing Activities

Net cash used in investing activities was $29.4 million during the six months ended June 30, 2015, compared to $29 million during the six months ended June 30, 2014.

Net Cash Provided by Financing Activities

Net cash flow provided from financing activities was $4.6 million during the six months ended June 30, 2015, compared to cash generated of $35.9 million during the six months ended June 30, 2014. The $31.3 million change was attributable primarily to higher borrowings on the Term Loan in the 2014 period, compared to the 2015 period. During the first quarter of 2015, we received $32.4 million of cash proceeds related to the termination of our cross currency swaps. Subsequently, we paid down $25 million of the Term Loan.

Working Capital

We manage our working capital by monitoring key metrics principally associated with inventory, accounts receivable, and accounts payable. Our quarterly average inventory days on hand remained constant at 16 days during the first and second quarter of 2015. Although our days on hand remained consistent, our inventory levels increased from $69.8 million at December 31, 2014 to $71.5 million at June 30, 2015.

Our accounts receivable balance increased from $230.4 million as of December 31, 2014 to $274.5 million as of June 30, 2015. The increase reflects the timing of customer payments consistent with normal seasonality.

Our accounts payable balance increased from $257 million as of December 31, 2014 to $286.6 million as of June 30, 2015. The change reflects primarily the increase of trade accounts payable, reflecting primarily the matching of terms with our customers and vendors, and the increase of accounts payable related to customer funded tooling, which resulted from the timing of customer programs.

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

On June 30, 2015 and December 31, 2014 we had working capital balances of $205.7 million and $177.3 million, respectively.

Sources and Uses of Liquidity

Our available liquidity at June 30, 2015 was approximately $344.8 million, which consisted of $118.4 million of cash on hand, which excludes $17.6 million of consolidated cash attributable to discontinued operations, and unutilized borrowing availability under our U.S. and foreign credit facilities of $190.2 million and $36.2 million, respectively. A portion of our cash balance is located at foreign subsidiaries and is presently being used to fund operations at and investment in those locations. As of December 31, 2014, we had available liquidity of approximately $364 million.

As of June 30, 2015, we had short-term debt of $35.4 million, of which $23.1 million related to receivables factoring in Europe, $6.7 million related to other indebtedness in Europe, $4.5 million related to current maturities of our Term Loan Credit Facility, and $1.1 million related to debt in Brazil. The receivables factoring in Europe consists of uncommitted demand facilities, which are subject to termination at the discretion of the banks, although we have not experienced any terminations by the banks. The other indebtedness in Europe relates primarily to a revolving credit facility. Historically, we have been successful in renewing this debt as it becomes due, but we cannot provide assurance that this debt will continue to be renewed or, if renewed, that this debt will continue to be renewed under the same terms. We believe that we will be able to continue to renew the debt in Europe and to continue the receivables factoring in Europe.

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

	Six Months Ended June 30,
	2015	2014
Net cash provided by continuing operating activities	$13.4	$19.3
Cash disbursed for purchases of property, plant, and equipment, net	(29.4)	(28.2)
Free cash flow	(16.0)	(8.9)
Less: Net cash disbursed for customer-owned tooling	(24.1)	(16.1)
Adjusted free cash flow	$8.1	$7.2

Debt

As of June 30, 2015, we had outstanding indebtedness, excluding capital lease obligations, of approximately $452.2 million, which consisted of the following:

•	$418 million (net of a $1.4 million discount) indebtedness outstanding under our Term Loan Credit Facility
•	$44.4 million of foreign subsidiary indebtedness
•	$10.2 million of debt issue costs netted against our indebtedness

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

As of June 30, 2015, we were in compliance with the financial covenants that govern our Term Loan Credit Agreement.

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

The Third Amended Revolving Credit Facility Agreement amended and restated, in its entirety, the Second Amended Revolving Credit Facility Agreement, dated as of June 19, 2013, by and among the Borrower, its domestic affiliate and domestic subsidiary guarantors named therein, and the lenders party thereto, and the Agent. The Third Amended Revolving Credit Facility Agreement provides for a cash flow revolving credit facility (the “Amended Revolving Credit Facility”) in the aggregate amount of up to $200 million. Our Third Amended Revolving Credit Facility Agreement also provides for the issuance of letters of credit in an aggregate amount not to exceed $50 million, provided that the total amount of credit (inclusive of revolving loans and letters of credit) extended under our Third Amended Revolving Credit Facility Agreement is subject to an overall cap, on any date, of $200 million. We may request the issuance of Letters of Credit denominated in Dollars or Euros. As of June 30, 2015, we had no borrowings outstanding under our Amended Revolving Credit Facility and $9.8 million of letters of credit outstanding under the Third Amended Revolving Credit Facility Agreement. Thus, we could have borrowed an additional $190.2 million under the Third Amended Revolving Credit Facility Agreement as of June 30, 2015, calculated as follows (in millions):

Total Revolving Credit Commitment	$200.0
Borrowings on Amended Revolving Credit Facility
Letters of credit outstanding	9.8
Availability on Third Amended Revolving Credit Facilty Agreement	$190.2

Advances under our Amended Revolving Credit Facility bear interest at a base rate plus a margin or at LIBOR plus a margin. The applicable margin is determined by our Total Net Leverage Ratio. The applicable margin for the base rate based borrowings as of June 30, 2015 was 1.25%. The applicable margin for the LIBOR based borrowings as of June 30, 2015 was 2.25%. Borrowings outstanding under our Amended Revolving Credit Facility may vary significantly from time to time, depending on our cash needs at any given time. Our Amended Revolving Credit Facility matures on September 17, 2019.

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

As of June 30, 2015, we were in compliance with the financial covenants that govern our Amended Revolving Credit Agreement.

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

Off-Balance Sheet Obligations

In addition to the operating leases described above, our off-balance sheet obligations consist of obligations under our Third Amended Revolving Credit Facility. As of June 30, 2015, letters of credit outstanding were $9.8 million under the Third Amended Revolving Credit Facility.

Net Debt

Net debt is a non-GAAP measure that represents total debt less cash and cash equivalents. We regard net debt as a useful measure of our outstanding debt obligations. Our use of the term “net debt” should not be understood to mean that we will use any cash on hand to repay debt. Net debt is calculated as follows (in millions):

	June 30, 2015	December 31, 2014
Total debt, including capital leases and net of debt issue costs	$459.8	$484.2
Less: Cash and cash equivalents	136.0	148.6
Add: Cash attributable to discontinued operations	17.6	16.0
Net debt	$341.4	$351.6

As of June 30, 2015, our net debt was $341.4 million, compared to $351.6 million as of December 31, 2014. The $10.2 million change reflects primarily the proceeds received from the termination of our cross currency swaps, offset partially by the unfavorable free cash flow during the first six months of 2015 and the repurchase of treasury shares in connection with the vesting of certain RSUs.

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

Interest Rate Risk

At June 30, 2015, we had total debt, excluding capital leases and debt issue costs, of $452.4 million (net of a $1.4 million discount), consisting of floating rate debt of $251.2 million (56%) and fixed rate debt of $201 million (44%), taking into account our $186.1 million variable rate to fixed rate swap. Assuming no changes in the monthly average variable rate debt levels of $254.3 million for the six months ended June 30, 2015, we estimate that a hypothetical change of 100 basis points in the LIBOR and alternative base rate would not have a significant impact on interest expense due to the LIBOR floor in our Term Loan.

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

Our strategy for managing currency risk relies primarily upon conducting business in a foreign country in that country’s currency. We may, from time to time, also participate in hedging programs intended to reduce our exposure to currency fluctuations. We believe that the effect of a 100 basis point movement in foreign currency rates against the U.S. dollar would not have materially impacted the results of our operations, our cash flows, or our stockholders’ equity for the six months ended June 30, 2015.

On October 17, 2014, we entered into a €157.1 million cross currency swap to hedge our net investment in our European subsidiaries based on the U.S. dollar / Euro exchange spot rate of $1.2733 which was the prevailing rate at the time of the transaction. On January 23, 2015, we terminated this cross currency swap and then we entered into a new cross currency swap to hedge our net investment in our European subsidiaries based on the U.S. dollar / Euro exchange spot rate of $1.1265. The Euro notional amount was increased from €157.1 million to €178 million and the interest rate was lowered from 3.97% to 3.70%, per annum. On March 13, 2015, we terminated the cross currency swap entered into on January 23, 2015 and then we entered into a new cross currency swap to hedge our net investment in our European subsidiaries based on the U.S. dollar / Euro exchange spot rate of $1.0480. The Euro notional amount remained the same but the interest rate was lowered from 3.70% to 3.403% per annum. The U.S. dollar notional amount of $200 million was reduced to $186.1 million but the 5.09% interest rate per annum remained the same. The maturity date for this swap instrument is April 16, 2020.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2015. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of June 30, 2015, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1A. Risk Factors.

There have been no material changes in our risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities

On December 31, 2014, the restricted stock units (“RSUs”) granted on December 20, 2011, vested.  These RSU were subsequently issued on January 2, 2015. On March 6, 2015, one-third of the stock options and RSUs granted on March 6, 2014, March 5, 2013, and March 6, 2012, respectively, vested. On May 11, 2015, one-third of the stock options and RSUs granted on May 11, 2012 and June 1, 2012, respectively, vested. We reduced the number of shares issuable upon vesting to cover the minimum statutory withholding taxes for certain of the vested participants. This information is reflected in the table below:

Period	Total Number of Shares (or Units) Purchased	Weighted Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plan or Program (1)	Maximum Number of Shares that May Yet Be Purchased Under Plan or Program (1)
January 1 to January 31, 2015	211,668	$26.10
February 1 to February 28, 2015	-	-
March 1 to March 31, 2015	38,427	26.16
April 1 to April 30, 2015	-	-
May 1 to May 31, 2015	685	28.27
June 1 to June 30, 2015	-	-
Total	250,780	$26.12

(1) We have not announced a general plan or program to purchase shares.

Item 6. Exhibits.

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer

32.1	Section 1350 Certification of the Chief Executive Officer *

32.2	Section 1350 Certification of the Chief Financial Officer *

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Scheme Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Furnished, not filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tower International, Inc.

Date: July 30, 2015	/s/ James C. Gouin
James C. Gouin
Chief Financial Officer

