Form 10-Q
period 2015-09-30
Tower International, Inc.
filed 2015-10-30
CIK 1485469

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Yes ☐  No ☑

As of October 27, 2015, there were 21,107,987 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

Tower International, Inc. and Subsidiaries

Form 10-Q

PART 1 — FINANCIAL INFORMATION

ITEM 1. Financial Statements.

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data - unaudited)

	September 30,	December 31,
	2015	2014
ASSETS
Cash and cash equivalents	$114,952	$148,561
Accounts receivable, net of allowance of $1,323 and $1,181	293,367	230,377
Inventories (Note 4)	79,206	69,775
Deferred tax asset - current	7,453	6,900
Assets held for sale (Note 5)	113,110	141,295
Prepaid tooling, notes receivable, and other	76,147	41,986
Total current assets	684,235	638,894

Property, plant, and equipment, net	435,634	451,126
Goodwill (Note 7)	60,897	56,691
Investment in joint venture	7,711	7,752
Deferred tax asset - non-current	3,572	3,608
Other assets, net	10,912	12,969
Total assets	$1,202,961	$1,171,040
LIABILITIES AND EQUITY
Short-term debt and current maturities of capital lease obligations (Note 9)	$35,624	$31,139
Accounts payable	305,403	257,011
Accrued liabilities	111,221	105,772
Liabilities held for sale (Note 5)	47,874	67,707
Total current liabilities	500,122	461,629

Long-term debt, net of current maturities (Note 9)	414,452	445,303
Obligations under capital leases, net of current maturities (Note 9)	6,407	7,740
Deferred tax liability - non-current	13,368	12,972
Pension liability (Note 12)	58,320	68,637
Other non-current liabilities	87,124	74,981
Total non-current liabilities	579,671	609,633
Total liabilities	1,079,793	1,071,262
Commitments and contingencies (Note 18)

Stockholders' equity:
Tower International, Inc.'s stockholders' equity
Preferred stock, $0.01 par value, 50,000,000 authorized and 0 issued and outstanding	$-	$-
Common stock, $0.01 par value, 350,000,000 authorized, 22,000,197 issued and 21,107,987 outstanding at September 30, 2015 and 21,393,592 issued and 20,752,226 outstanding at December 31, 2014	220	214
Additional paid in capital	337,312	335,338
Treasury stock, at cost, 892,210 and 641,366 shares as of September 30, 2015 and December 31, 2014	(16,067)	(9,516)
Accumulated deficit	(187,001)	(235,971)
Accumulated other comprehensive loss (Note 13)	(67,566)	(46,914)
Total Tower International, Inc.'s stockholders' equity	66,898	43,151
Noncontrolling interests in subsidiaries (Note 13)	56,270	56,627
Total stockholders' equity	123,168	99,778
Total liabilities and stockholders' equity	$1,202,961	$1,171,040

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share and per share amounts - unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Revenues	$475,249	$497,722	$1,462,145	$1,565,452
Cost of sales	422,436	444,785	1,290,522	1,389,377
Gross profit	52,813	52,937	171,623	176,075
Selling, general, and administrative expenses	32,232	34,223	95,560	99,934
Amortization expense (Note 7)	249	220	249	1,544
Restructuring and asset impairment charges, net (Note 8)	874	1,392	7,398	7,497
Operating income	19,458	17,102	68,416	67,100
Interest expense	6,324	7,325	18,175	21,830
Interest income	167	131	393	396
Other expense	-	-	-	87
Income before provision for income taxes and equity in profit/(loss) of joint venture	13,301	9,908	50,634	45,579
Provision for income taxes (Note 11)	1,562	1,634	6,035	7,129
Equity in profit/(loss) of joint venture, net of tax	143	(245)	(46)	(626)
Income from continuing operations	11,882	8,029	44,553	37,824
Income from discontinued operations, net of tax (Note 5)	4,990	4,873	5,579	7,306
Net income	16,872	12,902	50,132	45,130
Less: Net income attributable to the noncontrolling interests	589	1,741	1,162	3,018
Net income attributable to Tower International, Inc.	$16,283	$11,161	$48,970	$42,112

Weighted average basic shares outstanding	21,107,477	20,733,785	21,087,691	20,632,688
Weighted average diluted shares outstanding	21,422,859	21,457,369	21,395,797	21,364,800

Basic income per share attributable to Tower International, Inc.:
Income per share from continuing operations (Note 14)	$0.54	$0.30	$2.06	$1.69
Income per share from discontinued operations (Note 14)	0.24	0.24	0.26	0.34
Income per share (Note 14)	0.77	0.54	2.32	2.04

Diluted income per share attributable to Tower International, Inc.:
Income per share from continuing operations (Note 14)	$0.53	$0.29	$2.03	$1.63
Income per share from discontinued operations (Note 14)	0.23	0.23	0.26	0.34
Income per share (Note 14)	0.76	0.52	2.29	1.97

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME / (LOSS)

(Amounts in thousands - unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Net income	$16,872	$12,902	$50,132	$45,130
Other comprehensive loss, net of tax:
Foreign currency translation adjustments (net of tax of $0 million)	(13,002)	(23,594)	(22,171)	(26,335)
Unrealized loss on qualifying cash flow hedge (net of tax of $0 million)	-	-	-	(117)
Other comprehensive loss	(13,002)	(23,594)	(22,171)	(26,452)
Comprehensive income/(loss)	3,870	(10,692)	27,961	18,678
Less: Comprehensive (loss)/income attributable to noncontrolling interests	(902)	2,433	(357)	2,283
Comprehensive income/(loss) attributable to Tower International, Inc.	$4,772	$(13,125)	$28,318	$16,395

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands - unaudited)

	Nine Months Ended September 30,
	2015	2014

OPERATING ACTIVITIES:
Net income	$50,132	$45,130
Less: Income from discontinued operations, net of tax	5,579	7,306
Income from continuing operations	44,553	37,824

Adjustments required to reconcile income from continuing operations to net cash provided by continuing operating activities:
Premium on notes redemption and other fees	-	87
Deferred income tax provision	(238)	214
Depreciation and amortization	59,693	66,549
Non-cash share-based compensation	1,814	3,566
Pension income, net of contributions	(10,267)	(12,916)
Change in working capital and other operating items	(57,245)	(61,083)
Net cash provided by continuing operating activities	$38,310	$34,241

INVESTING ACTIVITIES:
Cash disbursed for purchases of property, plant, and equipment, net	$(59,818)	$(62,346)
Proceeds from disposal of joint venture	9,947	-
Investment in joint venture	-	(760)
Acquisition, net of cash	(21,740)	-
Net cash used in continuing investing activities	$(71,611)	$(63,106)

FINANCING ACTIVITIES:
Proceeds from borrowings	$97,462	$97,091
Repayments of borrowings	(96,457)	(115,688)
(Repayments)/borrowings on Term Loan Credit Facility	(25,000)	33,145
Debt financing costs	-	(2,561)
Proceeds from termination of cross currency swaps	32,377	-
Secondary stock offering transaction costs	-	(75)
Proceeds from stock options exercised	160	2,608
Purchase of treasury stock	(6,551)	(922)
Noncontrolling interest dividends	-	(2,529)
Net cash provided by continuing financing activities	$1,991	$11,069

Discontinued operations:
Net cash from discontinued operating activities	$19,530	$7,496
Net cash from discontinued investing activities	(5,573)	5,999
Net cash from discontinued financing activities	(12,537)	(806)
Net cash from discontinued operations	$1,420	$12,689

Effect of exchange rate changes on continuing cash and cash equivalents	$(3,719)	$(3,346)

NET CHANGE IN CASH AND CASH EQUIVALENTS	$(33,609)	$(8,453)

CASH AND CASH EQUIVALENTS:
Beginning of period	$148,561	$134,880

End of period	$114,952	$126,427
Supplemental Cash Flow Information:
Interest paid, net of amounts capitalized	$15,688	$22,594
Income taxes paid	4,281	6,287
Non-cash Investing Activities:
Capital expenditures in liabilities for purchases of property, plant, and equipment	14,066	$10,585

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

Note 2. New Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30) Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 changes the presentation of debt issuance costs in financial statements. Under the ASU, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, and interim periods beginning after December 15, 2016. Early adoption is allowed, and requires that the guidance be applied retrospectively to all prior periods. The Company has elected to early adopt this guidance. The Company had debt issuance costs, net of amortization, of $9.6 million and $11.9 as of September 30, 2015 and December 31, 2014, respectively. These amounts are reflected in the Condensed Consolidated Balance Sheets as a direct deduction from long-term debt, net of current maturities, rather than as an asset, in accordance with the new guidance.

Note 3. Acquisition of Operations in Mexico City, Mexico

On July 24, 2015, a subsidiary of the Company acquired 100% of the issued and outstanding shares of Herrajes y Acabados Metálicos, S.A. de C.V. (“Hamsa”). The acquisition, which continues the expansion of our Mexican operations, was accounted for as a purchase under the acquisition method in accordance with FASB ASC No. 805, Business Combinations. The total purchase price was approximately $26.1 million, which does not include direct acquisition costs of approximately $0.4 million. The acquisition was recorded by allocating the purchase price to the assets acquired, including identifiable intangible assets and liabilities assumed, based on their estimated fair values at the date of acquisition. There was goodwill of $9 million recorded in connection with the acquisition. Supplemental pro forma disclosures are not included as the amounts are deemed immaterial.

The preliminary allocation of the purchase price for the acquisition was made to the following major opening balance sheet categories (in thousands):

Assets Acquired
Current assets	$13,939
Property, plant and equipment, net	5,589
Intangibles	3,640
Other non-current assets	115
Total assets acquired	23,283
Liabilities assumed	(10,499)
Net assets acquired	$12,784

Total cash to seller	$26,110
Less: cash on hand	(4,370)
Purchase price, net	21,740
Less: Net assets acquired	12,784
Goodwill	$8,956

Note 4. Inventories

Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method. Maintenance, repair, and non-productive inventory, which are considered consumables, are expensed when acquired and included in the Condensed Consolidated Statements of Operations as cost of sales. Inventories consist of the following (in thousands):

	September 30, 2015	December 31, 2014
Raw Materials	$39,993	$32,237
Work in process	16,734	15,136
Finished goods	22,479	22,402
Total inventory	$79,206	$69,775

Note 5. Discontinued Operations and Assets Held for Sale

During the fourth quarter of 2014, the Company’s Board of Directors approved a plan to sell the Company’s equity interest in its Changchun Tower Golden Ring Automotive Products Co., Ltd. (“TGR”), Xiangtan DIT Automotive Products Co., Ltd. (“Xiangtan”), and Ningbo DIT Automotive Products Co. Ltd. (“Ningbo”) joint ventures. At September 30, 2015 and December 31, 2014, TGR and Xiangtan were considered held for sale in accordance with FASB ASC No. 360, Property, Plant, and Equipment, and presented as discontinued operations in the Condensed Consolidated Financial Statements, in accordance with FASB ASC No. 205, Discontinued Operations (prior to amendments issued on April 10, 2014). The Company’s investment in the Ningbo joint venture is accounted for under the equity method and therefore does not qualify for held for sale treatment and does not fall under the scope of FASB ASC No. 205.

The following table discloses select financial information of the discontinued operations of the Company’s Chinese joint ventures in its International Segment (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues	$19,595	$24,923	$74,049	$82,134
Gain from sale of Xiangtan discontinued operation	4,071	-	4,071	-
Income from discontinued operations:
Income before provision for income taxes	5,140	5,346	6,130	8,186
Provision for income taxes	150	473	551	880
Income from discontinued operations	$4,990	$4,873	$5,579	$7,306

The following table summarizes assets and liabilities held for sale by category (in thousands):

	September 30, 2015	December 31, 2014

ASSETS
Current assets	$38,370	$59,937
Property, plant, and equipment, net	69,395	76,123
Other assets, net	5,345	5,235
Total assets held for sale	$113,110	$141,295

LIABILITIES AND EQUITY
Short-term debt and current maturities of
capital lease obligations	$7,104	$9,781
Accounts payable	19,573	27,789
Total current liabilities	26,677	37,570

Long-term debt, net of current maturities	1,396	1,515
Other non-current liabilities	19,801	28,622
Total non-current liabilities	21,197	30,137
Total liabilities held for sale	$47,874	$67,707

On July 28, 2015, the Company entered into an agreement to sell Xiangtan to Xiangtan Ditong Automotive Industrial Machinery Co., Limited, our joint venture partner in the Xiangtan operations.  The sale agreement provided for the repayment of $9.9 million of the Company’s shareholder loans to the joint venture, and the purchase of the Company’s equity in the joint venture for $4 million, which results in a total sales price in excess of the current carrying value of the net assets of Xiangtan; therefore a gain on the sale of $4.1 million was recorded in the period ended September 30, 2015. During the third quarter of 2015, proceeds of $9.9 million were received by the Company under the agreement.

Assets and liabilities held for sale are included in the Condensed Consolidated Balance Sheets as either current assets or current liabilities.

Note 6. Tooling

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

The components of capitalized tooling costs are as follows (in thousands):

	September 30, 2015	December 31, 2014
Customer-owned tooling, net	$61,546	$22,735
Company-owned tooling	26	174
Total tooling, net	$61,572	$22,909

Any gain recognized, which is defined as the excess of reimbursement over cost, is amortized over the life of the program. If estimated costs are expected to be in excess of reimbursement, a loss is recorded in the period in which the loss is estimated.

Note 7. Goodwill and Other Intangible Assets

Goodwill

The change in the carrying amount of goodwill is set forth below (in thousands):

	International	Americas	Total
Balance at December 31, 2014	$56,691	$-	$56,691
Goodwill from Mexico acquisition		8,956	8,956
Currency translation adjustment	(4,316)	(434)	(4,750)
Balance at September 30, 2015	$52,375	$8,522	$60,897

In the Americas segment goodwill of $9 million was recorded during the third quarter of 2015, which represents the cost in excess of the net assets acquired related to the Hamsa acquisition in Mexico.

Intangibles

The Company had certain intangible assets that were related to customer relationships in Europe and Brazil. The intangible assets in Europe and Brazil had definite lives and were amortized on a straight-line basis over the estimated lives of the related assets, which approximated the recognition of related revenues. Intangible assets are recorded in the Condensed Consolidated Balance Sheets as other assets, net. These intangible assets became fully amortized during the third quarter of 2014 and as such, no further amortization expense related to these intangibles will be incurred beyond 2014. The Company incurred amortization expense of $0.2 million and $1.5 million, respectively, for the three and nine months ended September 30, 2014.

In the Americas segment an intangible asset of $3.6 million that is related to customer relationships was recorded during the third quarter of 2015, as part of the Hamsa acquisition in Mexico. This intangible asset has a definite life and will be amortized on a straight-line basis over the estimated lives of the related asset, which approximates the recognition of related revenues. The Company incurred amortization expense of $0.2 million for the three months ended September 30, 2015.

Note 8. Restructuring and Asset Impairment Charges

As of September 30, 2015, the Company has executed various restructuring plans and may execute additional plans in the future to realign manufacturing capacity to prevailing global automotive production and to improve the utilization of remaining facilities. Estimates of restructuring charges are based on information available at the time such charges are recorded. Due to the inherent uncertainty involved in estimating restructuring expenses, actual amounts paid for such activities may differ from amounts initially recorded. Accordingly, the Company may record revisions of previous estimates by adjusting previously established reserves.

Restructuring and Asset Impairment Charges

Net restructuring and asset impairment charges for each of the Company’s segments include the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
International	$143	$147	$227	$423
Americas	731	1,245	7,171	7,074
Consolidated	$874	$1,392	$7,398	$7,497

The following table sets forth the Company’s net restructuring and asset impairment charges by type for the periods presented (in thousands):

	Three Months Ended Se ptember 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Employee termination costs	$233	$515	$672	$1,465
Other exit costs	641	877	6,726	6,032
Total restructuring expense	$874	$1,392	$7,398	$7,497

The charges incurred during the nine months ended September 30, 2015 and 2014 related primarily to the following actions:

2015 Actions

During the three and nine months ended September 30, 2015, the charges incurred in the Americas segment related to a liability established to reflect a change in estimated future rents on a previously closed facility, ongoing maintenance expense of facilities closed as a result of prior actions and severance charges to reduce fixed costs. The charges incurred in the International segment related to severance charges to reduce fixed costs and a revision of a previous estimate.

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

Restructuring Reserve

The table below summarizes the activity in the restructuring reserve by segment, reflected in accrued liabilities, for the above-mentioned actions through September 30, 2015 (in thousands):

	International	Americas	Consolidated
Balance at December 31, 2014	$1,132	$1,357	$2,489
Payments	(1,224)	(253)	(1,477)
Increase in liability	228	444	672
Adjustment	(16)	(1,357)	(1,373)
Balance at September 30, 2015	$120	$191	$311

Except as disclosed in the table above, the Company does not anticipate incurring additional material cash charges associated with the actions described above. The increase in the restructuring reserve set forth in the table above does not agree with the restructuring charges for the period, as certain items are expensed as incurred related to the actions described.

The restructuring reserve decreased during the first nine months ended September 30, 2015, reflecting primarily payments of other exit costs related to prior accruals offset partially by accruals for severance and adjustment of other exit costs related to prior accruals for the Americas.

During the nine months ended September 30, 2015, the Company incurred payments related to prior accruals in Europe of $1.2 million and in North America of $0.3 million. In addition, the Americas restructuring reserve was reduced by $1.4 million to reflect that certain lease obligations, on a previously closed facility, are no longer required.

Note 9. Debt

Long-term debt consists of the following (in thousands):

	September 30, 2015	December 31, 2014
Term Loan Credit Facility (net of discount of $1,292 and $1,594)	$416,958	$445,031
Other foreign subsidiary indebtedness	41,719	42,213
Debt issue costs	(9,593)	(11,876)
Total debt	449,084	475,368
Less: Current maturities (excluding capital leases)	(34,632)	(30,065)
Total long-term debt	$414,452	$445,303

Short-term debt consists of the following (in thousands):

	September 30, 2015	December 31, 2014
Current maturities of debts (excluding capital leases)	$34,632	$30,065
Current maturities of capital leases	992	1,074
Total	$35,624	$31,139

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

On January 31, 2014, the Company further amended its previous Term Loan Credit Agreement by entering into the Second Refinancing Term Loan Amendment and Additional Term Loan Amendment (“Second Term Loan Amendment”), pursuant to which, among other things, the outstanding term loans under the Term Loan Credit Agreement were refinanced in full and additional term loans in an aggregate principal amount of approximately $33 million (the “Additional Term Loans”) were disbursed, resulting in an increase in cash and cash equivalents. After giving effect to the disbursement of the Additional Term Loans, there are term loans (the “Term Loans”) in the aggregate principal amount of $450 million outstanding under the Term Loan Credit Agreement. The maturity date of the Term Loan Credit Facility remains April 23, 2020 and the Term Loans bear interest at (i) an alternate base rate (the “Alternate Base Rate”) (which is the highest of the Prime Rate, the Federal Funds Effective Rate plus 0.50% and the Adjusted LIBO Rate (as each such term is defined in the Term Loan Credit Agreement) for a one month interest period plus 1.00%) plus a margin of 2.00% or (ii) the Adjusted LIBOR Rate (calculated by multiplying the applicable LIBOR rate by a statutory reserve rate, with a floor of 1.00%) plus a margin of 3.00%. The Term Loan Credit Agreement permits the Term Loan Borrower to request, subject to the satisfaction of certain conditions set forth in the Term Loan Credit Agreement (including the agreement of one or more lenders to make incremental loans, which agreement may be granted or withheld in the sole discretion of any lender), future disbursements of incremental term loans in the aggregate principal amount of up to the greater of (i) $100 million and (ii) such other amount so long as Term Loan Holdco’s pro forma Total Net Leverage Ratio (as defined in the Term Loan Credit Agreement) does not exceed 2.00:1.00.

The Term Loan Borrower’s obligations under the Term Loan Credit Facility are guaranteed by the Company on an unsecured basis and guaranteed by Term Loan Holdco and certain of the Company's other direct and indirect domestic subsidiaries on a secured basis (the “Subsidiary Guarantors”). The Term Loan Credit Facility is secured (i) by a first priority security interest in certain assets of the Term Loan Borrower and the Subsidiary Guarantors, other than, inter alia, accounts, chattel paper, inventory, cash deposit accounts, securities accounts, machinery, equipment and real property and all contract rights, and records and proceeds relating to the foregoing and (ii) on a second priority basis to all other assets of the Term Loan Borrower and the Subsidiary Guarantors which have been pledged on a first priority basis to the agent for the benefit of the lenders under the Amended Revolving Credit Facility described below.

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

As of September 30, 2015, the outstanding principal balance of the Term Loan Credit Facility was $417.0 million (net of a remaining $1.3 million original issue discount) and the effective interest rate was 4.00% per annum.

Amended Revolving Credit Facility

On September 17, 2014, the Company entered into a Third Amended and Restated Revolving Credit and Guaranty Agreement (“Third Amended Revolving Credit Facility Agreement”), by and among Tower Automotive Holdings USA, LLC (the “Borrower”), the Company, Tower Automotive Holdings I, LLC, Tower Automotive Holdings II(a), LLC, Tower Automotive Holdings II(b), LLC, the subsidiary guarantors named therein, the financial institutions from time to time party thereto as Lenders, and JPMorgan Chase Bank, N.A. as Issuing Lender, as Swing Line Lender, and as Administrative Agent for the Lenders (the “Agent”). The Third Amended Revolving Credit Facility Agreement amended and restated, in its entirety, the Second Amended Revolving Credit and Guaranty Facility Agreement, dated as of June 19, 2013, by and among the Borrower, its domestic affiliate and domestic subsidiary guarantors named therein, and the lenders party thereto, and the Agent.

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

Advances under the Amended Revolving Credit Facility bear interest at an alternate base rate plus a base rate margin or LIBOR plus a Eurodollar margin. The applicable margins are determined by the Company’s Total Net Leverage Ratio (as defined in the Third Amended Revolving Credit Facility Agreement). The applicable margin for the base rate based borrowings as of September 30, 2015 was 1.25%. The applicable margin for the LIBOR based borrowings as of September 30, 2015 was 2.25%. The Company will pay a commitment fee at a rate equal to 0.50% per annum on the average daily unused total revolving credit commitment.

The Amended Revolving Credit Facility is guaranteed by the Company on an unsecured basis and is guaranteed by certain of the Company’s other direct and indirect domestic subsidiaries on a secured basis. The Amended Revolving Credit Facility is secured (i) by a first priority security interest in certain assets of the Borrower and the Subsidiary Guarantors, including accounts, inventory, chattel paper, cash, deposit accounts, securities accounts, machinery, equipment and real property and all contract rights, and records and proceeds relating to the foregoing and (ii) on a second priority basis to all other assets of the Borrower and the Subsidiary Guarantors. The Borrower’s and each Subsidiary Guarantor’s pledge of such assets as security for the obligations under the Amended Revolving Credit Facility is evidenced by a Revolving Credit Security Agreement dated as of September 17, 2014, among the Borrower, the guarantors party thereto, and the Agent.

The Third Amended Revolving Credit Facility Agreement contains customary covenants applicable to certain of the Company’s subsidiaries and includes customary events of default and amounts due there under may be accelerated upon the occurrence of an event of default.

As of September 30, 2015, there was $190.2 million of borrowing availability under the Amended Revolving Credit Facility, of which no borrowings were outstanding and $9.8 million of letters of credit were outstanding.

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

Other Foreign Subsidiary Indebtedness

As of September 30, 2015, other foreign subsidiary indebtedness of $41.7 million consisted primarily of receivables factoring in Europe of $20.5 million, other indebtedness in Europe of $15.8 million, and borrowings in Brazil of $5.4 million.

The change in foreign indebtedness from December 31, 2014 to September 30, 2015 is explained by the following (in thousands):

	Europe	Brazil	Total
Balance at December 31, 2014	$33,470	$8,743	$42,213
Maturities of indebtedness	(3,842)	(500)	(4,342)
Change in borrowings on credit facilities, net	9,270	-	9,270
Foreign exchange impact	(2,548)	(2,873)	(5,420)
Balance at September 30, 2015	$36,350	$5,370	$41,720

Generally, borrowings of foreign subsidiaries are made under credit agreements with commercial lenders and are used to fund working capital and other operating requirements.

Europe

As of September 30, 2015, the receivables factoring facilities balance available to the Company was $20.5 million (€18.4 million), of which the entire amount was drawn. These are uncommitted, demand facilities which are subject to termination at the discretion of the banks and bear interest rates based on the average three month EURIBOR plus a spread ranging from 2.50% to 3.00%. The effective annual interest rates as of September 30, 2015 ranged from 2.46% to 2.96%, with a weighted average interest rate of 2.71% per annum. Any receivable factoring under these facilities is with recourse and is secured by the accounts receivable factored. These receivable factoring transactions are recorded in the Company’s Condensed Consolidated Balance Sheets in short-term debt and current maturities of capital lease obligations.

As of September 30, 2015, the secured lines of credit balance available to the Company was $11.2 million (€10.0 million), of which $7.2 million (€6.5 million) was outstanding. The facility bears an interest rate based on the EURIBOR plus a spread of 2.40% and had a maturity date of October 2015. The effective annual interest rate as of September 30, 2015 was 2.29% per annum. The facility is secured by certain accounts receivable related to customer funded tooling, real estate, and other assets, and are subject to negotiated prepayments upon the receipt of funds from completed customer projects.

As of September 30, 2015, the Company’s European subsidiaries had borrowings of $8.6 million (€7.7 million), which had an annual interest rate of 6.25% and a maturity date of November 2017. This term loan is secured by certain machinery and equipment.

As of September 30, 2015, the Company’s European subsidiaries had an asset-based revolving credit facility balance available to the Company of $31.0 million, of which no borrowings were outstanding. This facility bears an interest rate based upon the three month LIBOR plus a spread of 4.00% and has a maturity date of October 2017. Availability on the credit facility is determined based upon the appraised value of certain machinery, equipment, and real estate, subject to a borrowing base availability limitation and customary covenants.

Brazil

As of September 30, 2015, the Company’s Brazilian subsidiary had borrowings of $5.4 million (R$21.3 million), which had annual interest rates ranging from 3.00% to 8.70% and maturity dates ranging from February 2018 to July 2022. As of September 30, 2015, the weighted average interest rate on the borrowings in Brazil was 6.36% per annum. The loans are provided through bilateral agreements with two local banks and are secured by certain fixed and current assets. Periodic interest and principal payments are required.

Covenants

As of September 30, 2015, the Company was in compliance with the financial covenants that govern its credit agreements.

Capital Leases

The Company had the following capital lease obligations as of the dates presented (in thousands). These capital lease obligations expire in March 2018.

Capital leases:	September 30, 2015	December 31, 2014
Current maturities of capital leases	$992	$1,074
Non-current maturities of capital leases	6,407	7,740
Total capital leases	$7,399	$8,814

Debt Issue Costs

The Company had debt issuance costs, net of amortization, of $9.6 million and $11.9 million as of September 30, 2015 and December 31, 2014, respectively. These amounts are reflected in the Condensed Consolidated Balance Sheets as a direct deduction from long-term debt, net of current maturities, rather than as an asset, in accordance with ASU No. 2015-03.

The Company incurred interest expense related to the amortization of debt issue costs of $0.5 million and $1.9 million during the three and nine months ended September 30, 2015, respectively. The Company incurred interest expense related to the amortization of debt issue costs of $0.5 million and $1.5 million during the three and nine months ended September 30, 2014, respectively.

Note 10. Derivative Financial Instruments

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

On January 23, 2015, the Company terminated the cross currency swap entered into on October 17, 2014 and received $21.9 million in cash proceeds. The Company then entered into a new cross currency swap to hedge its net investment in Europe (U.S. dollar / Euro exchange spot rate was $1.1265). The Euro notional amount was increased from €157.1 million to €178 million and the interest rate was lowered from 3.97% to 3.70% per annum. The U.S. dollar notional amount of $200 million, the 5.09% interest rate per annum, and the maturity date remained the same. Using the proceeds received from the swap termination transaction, the Company paid $25 million on its Term Loan Credit Facility on February 2, 2015.

On March 13, 2015, the Company terminated the cross currency swap entered into on January 23, 2015 and received $10.5 million in cash proceeds. The Company then entered into a new cross currency swap to hedge its net investment in Europe (U.S. dollar / Euro exchange spot rate was $1.0480). The Euro notional amount remained the same but the interest rate was lowered from 3.70% to 3.40% per annum. The U.S. dollar notional amount was lowered to $186.1 million, but the 5.09% per annum and the maturity date remained the same.

At September 30, 2015 and December 31, 2014, the U.S. dollar / Euro exchange spot rate was $1.1168 and $1.2154, respectively. The following amounts were recorded in the Condensed Consolidated Balance Sheets as being receivable from or payable to counterparties under FASB ASC No. 815, Derivatives and Hedging (in thousands) at September 30, 2015 and December 31, 2014:

Assets	Location	September 30, 2015	December 31, 2014
Net investment hedge	Other assets, net	$-	$3,642
Interest rate swap	Other assets, net	-	-

Liabilities
Net investment hedge	Other non-current liabilities	$10,793	$-
Interest rate swap	Other non-current liabilities	3,829	301

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

The following table presents deferred gains reported in AOCI at September 30, 2015 and December 31, 2014 (in thousands):

	Deferred gain in AOCI
	September 30,	December 31,
	2015	2014
Net investment hedge	$24,789	$9,094
Total	$24,789	$9,094

Derivative instruments held during the period resulted in the following expense recorded (ineffective portion) in interest expense (in thousands):

	Expense recognized (ineffective portion)		Expense recognized (ineffective portion)
	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
Net investment hedge	$(1,247)	$-	$(2,248)	$-
Interest rate swap	2,253	-	3,528	-
Total	$1,006	$-	$1,280	$-

Note 11. Income Taxes

During the three months and nine months ended September 30, 2015, the income tax expense of $1.6 million and $6 million was primarily attributable to certain profitable foreign entities. The tax expense on U.S. quarterly profit was $0.1 million for alternative minimum tax expense. The Company did not record deferred income tax expense on 2015 U.S. profit because the utilization of deferred tax assets, primarily net operating losses, released an associated U.S. valuation allowance. During the three and nine months ended September 30, 2014, the income tax expense of $1.6 million and $7.1 million was primarily attributable to certain profitable foreign entities.

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

As of September 30, 2015, the Company maintained a U.S. valuation allowance against U.S. deferred tax assets. In evaluating the need for the U.S. valuation allowance, the Company reviewed both positive and negative evidence and placed greater reliance on objective historical evidence than on more subjective estimates of future profitability. The Company also adjusted historical profits and losses for one-time events and tax planning in order to estimate future sustainable profitability. These nonrecurring adjustments included items such as the 2013 debt refinancing, the first quarter 2015 hedge gains recorded directly into AOCI, and the impact of restructuring loan agreements with our foreign affiliates. After making these adjustments, as of September 30, 2015, the Company’s U.S. operations were still in a three year cumulative loss. The Company believes that the three year cumulative tests should not be the sole determinate of the need for a valuation allowance. Given the historic volatility of U.S. automotive suppliers’ profits, the Company believes that obtaining sustained profitability over a reasonable period of time is also critical in determining whether a valuation allowance should be released. If the Company achieves forecasted levels of profits throughout 2015 and the U.S. automotive market retains its current momentum, it is probable that the Company will release up to $80 million of the valuation allowances against its U.S. deferred tax assets in the fourth quarter of 2015.

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

Note 12. Retirement Plans

The Company sponsors a pension and various other postretirement benefit plans for its employees. Each plan serves a defined group of employees and has varying levels of Company contributions. The Company’s contributions to certain plans may be required by the terms of the Company’s collective bargaining agreements.

The following tables provide the components of net periodic pension benefit cost and other post-retirement benefit cost (in thousands):

	Pension Benefits		Other Benefits
	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Service cost	$8	$7	$2	$2
Interest cost	2,375	2,720	160	175
Expected return on plan assets(a)	(3,087)	(3,254)	-	-
Prior service cost amortization	(24)	(24)	33	33
Net periodic benefit cost (income)	$(728)	$(551)	$195	$210

	Pension Benefits		Other Benefits
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Service cost	$24	$23	$6	$6
Interest cost	7,125	8,200	480	525
Expected return on plan assets(a)	(9,261)	(9,758)	-	-
Prior service cost amortization	(72)	(72)	99	99
Net periodic benefit cost (income)	$(2,184)	$(1,607)	$585	$630

(a)	Expected rate of return on plan assets is 7.40% for 2015 and was 7.40% for 2014

The Company expects its minimum pension funding requirements to be $9.6 million during 2015. The Company made contributions of $3.3 million and $8.1 million to the Pension Plan during the three and nine months ended September 30, 2015.

Additionally, the Company contributed $1.4 million and $4.0 million to its defined contribution retirement plans during the three and nine months ended September 30, 2015.

Note 13. Stockholders’ Equity and Noncontrolling Interests

The table below provides a reconciliation of the carrying amount of total stockholders’ equity, including stockholders’ equity attributable to Tower International, Inc. (“Tower”) and equity attributable to the noncontrolling interests (“NCI”) (in thousands):

	Nine Months Ended September 30,
	2015			2014
	Tower	NCI	Total	Tower	NCI	Total
Stockholders' equity beginning balance	$43,151	$56,627	$99,778	$74,375	$62,494	$136,869
Net income	48,970	1,162	50,132	42,112	3,018	45,130
Other comprehensive income /(loss)
Foreign currency translation adjustments	(20,652)	(1,519)	(22,171)	(25,600)	(735)	(26,335)
Unrealized loss on qualifying cash flow hedge, net	-	-	-	(117)	-	(117)
Total Comprehensive income / (loss)	28,318	(357)	27,961	16,395	2,283	18,678
Vesting of RSUs	6	-	6	3	-	3
Treasury stock	(6,551)	-	(6,551)	(922)	-	(922)
Share based compensation expense	1,814	-	1,814	3,566	-	3,566
Proceeds from stock options exercised	160	-	160	2,608	-	2,608
Noncontrolling interest dividends	-	-	-	-	(2,529)	(2,529)
Stockholders' equity ending balance	$66,898	$56,270	$123,168	$96,025	$62,248	$158,273

The discontinued operations represent $46.8 million and $52.9 million of the noncontrolling interest in subsidiaries included in the Condensed Consolidated Balance Sheets as of September 30, 2015 and September 30, 2014, respectively.

The following table presents the components of accumulated other comprehensive loss (in thousands):

	As of September 30,	As of December 31,
	2015	2014	Change
Foreign currency translation adjustments	$(27,876)	$(7,224)	$(20,652)
Defined benefit plans, net of tax of $13.7 million	(39,690)	(39,690)	-
Accumulated other comprehensive loss	$(67,566)	$(46,914)	$(20,652)

The following table presents the changes in accumulated other comprehensive loss by component (in thousands) for the three months ended September 30, 2015:

		Foreign Currency
	Defined Benefit	Translation
	Plan, Net	Adjustments	Total
Balance at June 30, 2015	$(39,690)	$(16,364)	$(56,054)
Other comprehensive income before	-	(11,512)	(11,512)
Amounts reclassified from accumulated other		-	-
comprehensive income		-	-
Net current-period other comprehensive income	-	(11,512)	(11,512)
Balance at September 30, 2015	$(39,690)	$(27,876)	$(67,566)

The following table presents the changes in accumulated other comprehensive loss by component (in thousands) for the three months ended September 30, 2014:

		Foreign Currency
	Defined Benefit	Translation
	Plan, Net	Adjustments	Total
Balance at June 30, 2014	$(12,833)	$23,649	$10,816
Other comprehensive loss before reclassification	-	(24,286)	(24,286)
Amounts reclassified from accumulated other		-	-
comprehensive income		-	-
Net current-period other comprehensive loss	-	(24,286)	(24,286)
Balance at September 30, 2014	$(12,833)	$(637)	$(13,470)

The following table presents the changes in accumulated other comprehensive loss by component (in thousands) for the nine months ended September 30, 2015:

		Foreign Currency
	Defined Benefit	Translation
	Plan, Net	Adjustments	Total
Balance at December 31, 2014	$(39,690)	$(7,224)	$(46,914)
Other comprehensive loss before reclassification	-	(20,652)	(20,652)
Amounts reclassified from accumulated other		-	-
comprehensive income		-	-
Net current-period other comprehensive loss	-	(20,652)	(20,652)
Balance at September 30, 2015	$(39,690)	$(27,876)	$(67,566)

The following table presents the changes in accumulated other comprehensive income / (loss) by component (in thousands) for the nine months ended September 30, 2014:

	Unrealized Gains on		Foreign Currency
	Qualifying Cash	Defined Benefit	Translation
	Flow Hedge	Plan, Net	Adjustments	Total
Balance at December 31, 2013	$117	$(12,833)	$24,963	$12,247
Other comprehensive loss before reclassification	(117)	-	(25,600)	(25,717)
Amounts reclassified from accumulated other comprehensive income	-	-	-	-
Net current-period other comprehensive loss	(117)	-	(25,600)	(25,717)
Balance at September 30, 2014	$-	$(12,833)	$(637)	$(13,470)

The Company did not reclassify any material items out of accumulated other comprehensive income/ (loss) during the nine months ended September 30, 2015 or September 30, 2014, respectively.

Note 14. Earnings per Share (“EPS”)

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

The Company included the effects of all dilutive shares for the three and nine months ended September 30, 2015 and 2014.

A summary of the information used to compute basic and diluted net income per share attributable to Tower International, Inc. is shown below (in thousands – except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended Se ptember 30,
	2015	2014	2015	2014
Income from continuing operations	$11,882	$8,029	$44,553	$37,824
Income from discontinued operations, net of tax	4,990	4,873	5,579	7,306
Net income	16,872	12,902	50,132	45,130
Less: Net income attibutable to the noncontrolling interests	589	1,741	1,162	3,018
Net income attibutable to Tower International, Inc.	$16,283	$11,161	$48,970	$42,112

Basic income per share
Continuing operations	$0.54	$0.30	$2.06	$1.69
Discontinued operations	0.24	0.24	0.26	0.34
Net income attibutable to Tower International, Inc.	0.77	0.54	2.32	2.04
Basic weighted average shares outstanding	21,107,477	20,733,785	21,087,691	20,632,688

Diluted income per share
Continuing operations	$0.53	$0.29	$2.03	$1.63
Discontinued operations	0.23	0.23	0.26	0.34
Net income attibutable to Tower International, Inc.	0.76	0.52	2.29	1.97
Diluted weighted average shares outstanding	21,422,859	21,457,369	21,395,797	21,364,800

Note 15. Share-Based and Long-Term Compensation

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

On April 25, 2014, the Plan was amended and restated. The number of shares of common stock available for issuance pursuant to new awards under the 2010 Equity Incentive Plan was reduced, subject to provisions in the Plan that allow for the re-issuance of certain shares, including forfeited shares, shares repurchased by the Company, and certain other shares, as defined by the Plan. At September 30, 2015, there were 951,268 shares available for future grants of options and other types of awards under the Plan.

The following table summarizes the Company’s award activity during the nine months ended September 30, 2015:

	Options		Restricted Stock Units
				Weighted Average
		Weighted Average		Grant Date Fair
	Shares	Exercise Price	Shares	Value
December 31, 2014	517,459	$12.15	200,340	$18.51
Granted	-	-	89,178	26.16
Options exercised or RSUs vested	(13,698)	11.71	(99,811)	15.67
Forfeited	-	-	(1,675)	25.05
September 30, 2015	503,761	$12.17	188,032	$23.59

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

The Company calculates the weighted average grant date fair value of each option granted using a Black-Scholes valuation model. During the three and nine months ended September 30, 2015, the Company recognized an expense relating to the options of $0 million and $0.2 million, respectively. During the three and nine months ended September 30, 2014, the Company recognized an expense relating to the options of $0.2 million and $1 million, respectively. The Company did not recognize any tax benefit related to the compensation expense during any of the periods presented. As of September 30, 2015, all of the expense associated with granted stock options had been fully recognized.

As of September 30, 2015, the Company had an aggregate of 503,761 stock options that had been granted and were exercisable, but had not yet been exercised. These options had a remaining average contractual life of approximately seven years and an aggregate intrinsic value of $5.8 million. During the nine months ended September 30, 2015, 13,698 options were exercised, which had an aggregate intrinsic value of $0.2 million. During the nine months ended September 30, 2015, no stock options expired or were forfeited.

Restricted Stock Units (“RSUs”)

The grant date fair value of each RSU equals the market price of the Company’s common stock on its date of grant. Compensation expense is recorded at the grant date fair value, less an estimated forfeiture amount, and is recognized on a straight-line basis over the applicable vesting periods. The Company’s RSUs generally vest over a three year period.

During the three and nine months ended September 30, 2015, the Company recognized an expense of $0.5 million and $1.6 million, respectively, relating to the RSUs. During the three and nine months ended September 30, 2014, the Company recognized an expense of $0.9 million and $2.6 million, respectively, relating to the RSUs. The Company did not recognize any tax benefit related to this compensation expense. As of September 30, 2015, the Company had $2.4 million of unrecognized compensation expense associated with these RSUs, which will be amortized on a straight-line basis over the next 21 months, on a weighted average basis.

As of September 30, 2015, the Company had an aggregate of 188,032 RSUs that had been granted, but had not yet vested. During the nine months ended September 30, 2015, 1,675 RSUs were forfeited.

During the first nine months of 2015, a total of 99,811 RSUs vested, resulting in the issuance of 99,811 shares. The fair value of these shares was $2.6 million. Additionally, 493,096 shares that vested on December 31, 2014 were issued in January 2015. This total was reduced by shares repurchased to provide payment for certain individuals’ minimum statutory withholding tax. The Company paid $6.5 million to acquire 250,844 vested shares to cover the minimum statutory withholding taxes. After offsets for withholding taxes, a net total of 342,127 shares of common stock were issued.

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

During the three and nine months ended September 30, 2015, the Company recorded an expense related to these awards of $0.9 million and $2.8 million, respectively. At September 30, 2015, the Company had a liability of $4.4 million related to these awards. This liability is presented in the Condensed Consolidated Balance Sheets as other non-current liabilities.

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

During the three and nine months ended September 30, 2015, the Company recorded expense related to these awards of $1.1 million and $3.2 million, respectively. During the three and nine months ended September 30, 2014, the Company recorded expense related to these awards of $0.7 million and $2.5 million, respectively. At September 30, 2015, the Company had a liability of $8.0 million related to these awards. $5.0 million of this liability is payable in April 2016 and presented as other current liabilities in the Condensed Consolidated Balance Sheet, while the remaining $3.0 million of this liability is presented as other non-current liabilities in the Condensed Consolidated Balance Sheet.

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

The following is a summary of select data for each of the Company’s reportable segments (in thousands):

	International	Americas	Total
Three Months Ended September 30, 2015
Revenues	$168,800	$306,449	$475,249
Adjusted EBITDA	13,140	30,641	43,781
Capital expenditures	7,772	25,042	32,814
Total assets (a)	630,633	572,327	1,202,960

Three Months Ended September 30, 2014
Revenues	$197,130	$300,592	$497,722
Adjusted EBITDA	12,249	36,382	48,631
Capital expenditures	8,474	16,382	24,856

Nine Months Ended September 30, 2015
Revenues	$545,596	$916,549	$1,462,145
Adjusted EBITDA	43,640	101,484	145,124
Capital expenditures	17,380	51,751	69,131

Nine Months Ended September 30, 2014
Revenues	$646,708	$918,744	$1,565,452
Adjusted EBITDA	49,335	106,071	155,406
Capital expenditures	20,161	48,968	69,129

(a)	Total assets as of September 30, 2015 in the International segment include assets held for sale

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

The following is a reconciliation of Adjusted EBITDA to income before provision for income taxes and equity in profit / (loss) of joint venture (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Adjusted EBITDA	$43,781	$48,631	$145,124	$155,406
Restructuring	(874)	(1,392)	(7,398)	(7,497)
Depreciation and amortization	(20,049)	(20,951)	(59,693)	(66,549)
Acquisition costs and other	(530)	(101)	(747)	(312)
Long-term compensation expense	(2,870)	(3,076)	(8,870)	(7,939)
Commercial settlement related to 2010-13 scrap	-	(6,009)		(6,009)
Interest expense, net	(6,157)	(7,194)	(17,782)	(21,434)
Other (expense)	-	-	-	(87)
Net income before provision for income taxes and equity in loss of joint venture	$13,301	$9,908	$50,634	$45,579

Note 17. Fair Value of Financial Instruments

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

At September 30, 2015, the carrying value and estimated fair value of the Company’s total debt excluding capital leases and debt issue costs, was $449.1 million and $441.2 million, respectively. At December 31, 2014, the carrying value and estimated fair value of the Company’s total debt was $475.3 million and $469.9 million, respectively. The majority of the Company’s debt at September 30, 2015 and December 31, 2014 was comprised of the Term Loan Credit Facility, which can be traded between financial institutions. Accordingly, this debt has been classified as Level 2. The fair value was determined based upon quoted values. The remainder of the Company’s debt, primarily consisting of foreign subsidiary indebtedness, is asset-backed and is classified as Level 3. As this debt carries variable rates and minimal credit risk, the book values approximate the fair values.

The Company has foreign currency exchange hedges and an interest rate swap that were measured at fair value on a recurring basis at September 30, 2015 and December 31, 2014. These instruments are recorded in other assets, net or other non-current liabilities in the Company’s Condensed Consolidated Balance Sheets and the fair value is measured using Level 2 observable inputs such as foreign currency exchange rates, swap rates, cross currency basis swap spreads and interest rate spreads. At September 30, 2015, the foreign currency exchange hedge (net investment hedge of our European subsidiaries) and the interest rate swap (not designated for hedge accounting) had liability fair values of $10.8 million and $3.8 million, respectively. At December 31, 2014, the foreign currency exchange hedge (net investment hedge of our European subsidiaries) and the interest rate swap (not designated for hedge accounting) had asset fair value of $3.6 million and liability fair value of $0.3 million, respectively

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate fair value because of the short maturity of these instruments.

Note 18. Commitments and Contingencies

Environmental Matters

The Company owns properties which have been affected by environmental releases. The Company is actively involved in investigation and/or remediation at several of these locations.

Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. The established liability for environmental matters is based upon management’s best estimates, on an undiscounted basis, of expected investigation/ remediation costs related to environmental contamination. It is possible that actual costs associated with these matters will exceed the environmental reserves established by the Company. Inherent uncertainties exist in the estimates, primarily due to unknown environmental conditions, changing governmental regulations, and legal standards regarding liability and evolving technologies for handling site remediation and restoration. At September 30, 2015 and December 31, 2014, the Company had $1.7 million accrued for environmental matters.

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

Note 19. Subsequent Events

On October 16, 2015, our Board of Directors declared a regular quarterly dividend of $0.10 per common share, which is scheduled to be paid on December 10, 2015 to shareholders of record as of close of business on November 10, 2015. The payment of future quarterly dividends is subject to the discretion of our Board of Directors and depends on various factors, including our net earnings, financial condition, cash requirements, future prospects, and other factors that our Board of Directors deems relevant to its analysis and decision making.

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

During the fourth quarter of 2014, our Board of Directors approved a plan to sell our equity interest in our Changchun Tower Golden Ring Automotive Products Co., Ltd. (“TGR”), Xiangtan DIT Automotive Products Co., Ltd. (“Xiangtan”), and Ningbo DIT Automotive Products Co. Ltd. (“Ningbo”) joint ventures. At September 30, 2015 and December 31, 2014, TGR and Xiangtan were considered held for sale in accordance with FASB ASC No. 360, Property, Plant, and Equipment, and have been presented as discontinued operations in our Condensed Consolidated Financial Statements, in accordance with FASB ASC No. 205, Discontinued Operations. Our investment in the Ningbo joint venture is accounted for under the equity method and therefore does not qualify for held for sale treatment and does not fall under the scope of FASB ASC No. 205.

Recent Trends

Production Volumes

During the third quarter of 2015, industry production volumes increased from 2014 in North America and Europe, while declining in China and Brazil. According to IHS, industry production is projected to increase in 2015 in North America, Europe, and China. The production volumes in 2015 are expected to significantly decrease in Brazil compared to 2014.

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

Results of Operations—Three Months Ended September 30, 2015 Compared with the Three Months Ended September 30, 2014

The following table presents production volumes in specified regions, according to IHS, for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 (in millions of units produced):

	Europe	China	North America	Brazil
Three months ended September 30, 2015	4.8	4.7	4.4	0.6
Three months ended September 30, 2014	4.6	5.0	4.2	0.8
Increase / (Decrease)	0.2	(0.3)	0.2	(0.2)
Percentage change	4%	(6)%	5%	(25)%

The following table presents select financial information for the three months ended September 30, 2015 and 2014 (in millions):

	International		Americas		Consolidated
	Three Months Ended		Three Months Ended		Three Months Ended
	September 30,		September 30,		September 30,
	2015	2014	2015	2014	2015	2014

Revenues	$168.8	197.1	$306.4	300.6	$475.2	$497.7
Cost of sales	151.7	180.6	270.7	264.2	422.4	444.8
Gross profit	17.1	16.5	35.7	36.4	52.8	52.9
Selling, general, and administrative expenses	9.6	12.9	22.6	21.3	32.2	34.2
Amortization	-	0.1	0.2	0.1	0.2	0.2
Restructuring and asset impairments	0.1	0.1	0.8	1.3	0.9	1.4
Operating income	$7.4	$3.4	$12.1	$13.7	19.5	17.1
Interest expense, net					6.1	7.2
Other expense					-	-
Provision for income taxes					1.6	1.6
Equity in income/(loss) of joint ventures					0.1	(0.2)
Income from discontinued operations, net of tax					5.0	4.9
Noncontrolling interest, net of tax					0.6	1.8
Net income attributable to Tower International, Inc.					$16.3	$11.2

Comparison of Periods – GAAP Analysis of Consolidated Results

Revenues

Total revenues decreased during the three months ended September 30, 2015 by $22.5 million, or 5%, from the three months ended September 30, 2014. The decrease in revenue reflects the weakening of foreign currencies against the U.S. dollar in our International segment, primarily the Euro ($28.1 million), and the weakening of the Brazilian Real ($12.4 million) against the U.S. dollar in our Americas segment. The impact of foreign exchange was offset partially by higher volume in our Americas segment ($20.9 million) and in our International segment ($1.7 million). Revenues were also adversely affected by unfavorable pricing ($4.6 million).

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

Total gross profit decreased by $0.1 million from the three months ended September 30, 2014 to the three months ended September 30, 2015 and our gross profit margin increased from 10.6% during the 2014 period to 11.1% during the 2015 period. Reflected in total gross profit is higher volume ($2.2 million) and unfavorable foreign exchange ($4.2 million, excluding the impact on depreciation). All other factors were net favorable ($2.1 million). Cost of sales was positively impacted by a one-time commercial settlement in the prior period related to 2010-2013 scrap ($6 million) and favorable efficiencies ($5.5 million).. These items were partially offset by unfavorable pricing and economics ($9.3 million) and higher launch costs ($1.4 million).

Total gross profit was positively affected by a decrease in the depreciation included in cost of sales from $19.4 million during the three months ended September 30, 2014 to $18.5 million during the three months ended September 30, 2015, reflecting primarily favorable foreign exchange.

Selling, General, and Administrative Expenses (“SG&A”)

Total SG&A decreased $2 million from the three months ended September 30, 2014, reflecting favorable foreign exchange partially offset by higher incentive compensation costs and higher overall compensation costs.

Amortization Expense

Total amortization expense was $0.2 million for the three months ended September 30, 2014, reflecting primarily the amortization of customer relationships in Europe and Brazil, which became fully amortized during 2014. No further amortization expense related to these intangibles will be incurred. Total amortization expense was $0.2 million for the three months ended September 30, 2015, reflecting the amortization of customer relationships recorded during the third quarter of 2015, as part of the acquisition of an operation in Mexico.

Restructuring and Asset Impairment Expense

Total restructuring expense decreased $0.5 million, or 36%, from the three months ended September 30, 2014. During the third quarter of 2015, we incurred charges related to ongoing maintenance expense of facilities closed as a result of prior actions in our Americas segment and severance charges to reduce fixed costs.

Interest Expense, net

Interest expense, net, decreased $1.1 million, or 15.3%, from the three months ended September 30, 2014, reflecting primarily lower interest due to lower borrowings in Brazil and lower expense on our Term Loan.

Provision for Income Taxes

Income tax expense was unchanged from the three months ended September 30, 2014.

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

Equity in Loss of Joint Venture

Equity in the income/(loss) of joint venture which represents our share in the gain or loss of our unconsolidated Ningbo joint venture increased $0.3 million during the three months ended September 30, 2015.

Noncontrolling Interest, Net of Tax

The adjustment to our earnings required to give effect to the elimination of noncontrolling interests decreased by $1.2 million from the three months ended September 30, 2014, reflecting increased earnings in our consolidated Chinese joint ventures.

Comparison of Periods—Non-GAAP Analysis of Adjusted EBITDA

A reconciliation of Adjusted EBITDA to net income attributable to Tower International, Inc. for the periods presented is set forth below (in millions):

	International		Americas		Consolidated
	Three Months Ended		Three Months Ended		Three Months Ended
	September 30,		September 30,		September 30,
	2015	2014	2015	2014	2015	2014

Adjusted EBITDA	$13.1	$12.2	$30.7	$36.4	$43.8	$48.6
Intercompany charges	1.6	(0.2)	(1.6)	0.2	0.0	0.0
Restructuring and asset impairments	(0.1)	(0.1)	(0.8)	(1.3)	(0.9)	(1.4)
Depreciation and amortization	(7.1)	(8.4)	(12.9)	(12.5)	(20.0)	(20.9)
Acquisition costs and other	(0.1)	(0.1)	(0.4)	-	(0.5)	(0.1)
Long-term non-cash compensation (a)	-	-	(2.9)	(3.1)	(2.9)	(3.1)
Commercial settlement related to 2010-13 scrap	-	-	-	(6.0)	-	(6.0)
Operating income	$7.4	$3.4	$12.1	$13.7	19.5	17.1
Interest expense, net					(6.1)	(7.2)
Other expense					-	-
Provision for income taxes					(1.6)	(1.6)
Equity in income/(loss) of joint ventures (b)					0.1	(0.2)
Income from discontinued operations, net of tax					5.0	4.9
Noncontrolling interest, net of tax					(0.6)	(1.8)
Net income attributable to Tower International, Inc.					$16.3	$11.2

(a)	Represents the compensation expense related to stock options, restricted stock units, one-time CEO compensation awards, and certain compensation programs intended to benefit our long-term success and growth. The compensation charges are incurred during the applicable vesting periods of each program.

(b)	Represents the income/(loss) attributable to our Ningbo joint venture, which we do not consolidate in our financial statements given the non-controlling nature of our interest in this entity.

The following table presents revenues (a GAAP measure) and Adjusted EBITDA (a non-GAAP measure) for the three months ended September 30, 2015 and 2014 (in millions), as well as an explanation of variances:

	International		Americas		Consolidated
	Revenues	Adjusted EBITDA(c)	Revenues	Adjusted EBITDA(c)	Revenues	Adjusted EBITDA(c)
Three months Ended September 30, 2015 results	$168.8	$13.1	$306.4	$30.7	$475.2	$43.8
Three months Ended September 30, 2014 results	197.1	12.2	300.6	36.4	497.7	48.6
Variance	$(28.3)	$0.9	$5.8	$(5.7)	$(22.5)	$(4.8)
Variance attributable to:
Volume and mix	$1.7	$2.3	$20.9	$-	$22.6	$2.3
Foreign exchange	(28.1)	(2.2)	(12.4)	0.7	(40.5)	(1.5)
Pricing and economics	(1.9)	(0.7)	(2.7)	(10.7)	(4.6)	(11.4)
Efficiencies	-	2.2	-	3.3	-	5.5
Selling, general, and administrative expenses and other items (d)	-	(0.7)	-	1.0	-	0.3
Total	$(28.3)	$0.9	$5.8	$(5.7)	$(22.5)	$(4.8)

(c)	We have presented a reconciliation of Adjusted EBITDA to net income / (loss) attributable to Tower International, Inc, above.

(d)	When we refer to “selling, general, and administrative expenses and other items”, the “other items” refer to (i) savings which we generate after implementing restructuring actions, (ii) the costs associated with launching new products, and (iii) one-time items which may include reimbursement of costs.

Adjusted EBITDA

When we analyze Adjusted EBITDA, we separately categorize external factors—volume, product mix, and foreign exchange—and all other factors which impact Adjusted EBITDA, which we refer to as “other factors.”

Consolidated Company: Consolidated Adjusted EBITDA decreased by $4.8 million, or 10%, from the three months ended September 30, 2014, reflecting higher volume ($4.1 million), which was offset partially by unfavorable foreign exchange ($1.5 million) and unfavorable mix ($2.8 million). All other factors were net unfavorable ($5.5 million). Unfavorable pricing and economics ($11.4 million) was offset partially by favorable efficiencies ($5.5 million) and favorable SG&A and other items ($0.4 million).

International Segment: In our International segment, Adjusted EBITDA increased by $0.9 million, or 7%, from the three months ended September 30, 2014, reflecting primarily favorable volume ($2.3 million) which was offset by unfavorable foreign exchange ($2.2 million). All other factors were net favorable ($1.4 million). Favorable efficiencies ($2.2 million) were offset partially by unfavorable pricing and economics ($0.7 million) and SG&A and other costs ($0.1 million).

Americas Segment: In our Americas segment, Adjusted EBITDA decreased by $5.7 million, or 16%, from the three months ended September 30, 2014. Favorable foreign exchange ($0.7 million) was offset by all other factors which were net unfavorable ($6.4 million). Unfavorable pricing and economics ($10.7 million) were offset partially by favorable efficiencies ($3.3 million) and favorable SG&A expenses and other items ($1 million).

Results of Operations—Nine Months Ended September 30, 2015 Compared with the Nine Months Ended September 30, 2014

The following table presents production volumes in specified regions, according to IHS, for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 (in millions of units produced):

	Europe	China	North America	Brazil
Nine months ended September 30, 2015	15.6	15.8	13.2	1.8
Nine months ended September 30, 2014	15.1	15.4	12.8	2.2
Increase / (Decrease)	0.5	0.4	0.4	0.4
Percentage change	3%	3%	3%	(18)%

According to IHS, full year 2015 vehicle production is expected to increase when compared to 2014 in North America by 3%, Europe by 3%,and China by 2%, and decrease in Brazil by 22%.

The following table presents select financial information for the nine months ended September 30, 2015 and 2014 (in millions):

	International		Americas		Consolidated
	Nine Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,
	2015	2014	2015	2014	2015	2014

Revenues	$545.6	$646.8	$916.5	$918.7	$1,462.1	$1,565.5
Cost of sales	490.2	585.9	800.3	803.5	1,290.5	1,389.4
Gross profit	55.4	60.9	116.2	115.2	171.6	176.1
Selling, general, and administrative expenses	28.6	34.8	67.0	65.1	95.6	99.9
Amortization	-	1.1	0.2	0.4	0.2	1.5
Restructuring and asset impairments	0.2	0.4	7.2	7.1	7.4	7.5
Operating income	$26.6	$24.6	$41.8	$42.6	68.4	67.2
Interest expense, net					17.8	21.4
Other expense					-	0.1
Provision for income taxes					6.0	7.1
Equity in loss of joint ventures					-	(0.6)
Income from discontinued operations, net of tax					5.6	7.3
Noncontrolling interest, net of tax					1.2	3.2
Net income attributable to Tower International, Inc.					$49.0	$42.1

Comparison of Periods – GAAP Analysis of Consolidated Results

Revenues

Total revenues decreased during the nine months ended September 30, 2015 by $103.4 million, or 6.6%, from the nine months ended September 30, 2014. The weakening of foreign currencies against the U.S. dollar in our International segment, primarily the Euro ($106.7 million), and the weakening of the Brazilian Real ($27.2 million) against the U.S. dollar in our Americas segment was offset partially by higher volume in our International segment ($16.4 million) and in our Americas segment ($27.2 million). Revenues were also adversely affected by unfavorable pricing ($10.2 million).

Gross Profit

Total gross profit decreased by $4.5 million, or 2.6%, from the nine months ended September 30, 2014 to the nine months ended September 30, 2015 and our gross profit margin increased from 11.2% during the 2014 period to 11.7% during the 2015 period. The decrease in total gross profit reflects higher volume ($1.4 million) which was more than offset by unfavorable foreign exchange ($18.6 million). All other factors were net favorable ($7.7 million). Cost of sales was positively impacted by favorable efficiencies ($24.8 million) and a one-time commercial settlement in the prior period related to 2010-2013 scrap ($6 million). These items were offset partially by unfavorable pricing and economics ($17.8 million) and higher launch costs ($5.3 million).

Total gross profit was positively affected by a decrease in the depreciation included in cost of sales from $60.8 million during the nine months ended September 30, 2014 to $55.7 million during the nine months ended September 30, 2015, reflecting primarily favorable foreign exchange.

Selling, General, and Administrative Expenses (“SG&A”)

Total SG&A decreased $4.3 million, or 4.3%, from the nine months ended September 30, 2014 reflecting favorable foreign exchange, offset partially by higher incentive compensation costs and higher overall compensation costs.

Amortization Expense

Total amortization expense decreased $1.3 million from the nine months ended September 30, 2014, reflecting primarily the amortization of customer relationships in Europe and Brazil, which became fully amortized during 2014.

Restructuring and Asset Impairment Expense

Total restructuring expense decreased $0.1 million, or 1.3%, from the nine months ended September 30, 2014. During the third quarter of 2015, we incurred charges related to ongoing maintenance expense of facilities closed as a result of prior actions in our Americas segment and severance charges to reduce fixed costs.

Interest Expense, net

Interest expense, net, decreased $3.6 million, or 16.8%, from the nine months ended September 30, 2014, reflecting primarily lower interest due to lower borrowings in Brazil and lower expense on our Term Loan.

Provision for Income Taxes

Income tax expense decreased $1.1 million, from the three months ended September 30, 2014. Our income tax expense decreased on higher worldwide profitability because of a different mix of income and losses generated in various jurisdictions where we do business.

Equity in Profit / (Loss) of Joint Venture

Equity in the loss of joint venture which represents our share in the loss of our unconsolidated Ningbo joint venture decreased by $0.6 million during the nine months ended September 30, 2015.

Noncontrolling Interest, Net of Tax

The adjustment to our earnings required to give effect to the elimination of noncontrolling interests decreased by $2 million from the nine months ended September 30, 2014, reflecting decreased earnings in our consolidated Chinese joint ventures.

Comparison of Periods—Non-GAAP Analysis of Adjusted EBITDA

A reconciliation of Adjusted EBITDA to net income attributable to Tower International, Inc. for the periods presented is set forth below (in millions):

	International		Americas		Consolidated
	Nine Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,
	2015	2014	2015	2014	2015	2014

Adjusted EBITDA	$43.6	$49.3	$101.6	$106.1	$145.2	$155.4
Intercompany charges	4.9	3.3	(4.9)	(3.3)	-	-
Restructuring and asset impairments	(0.2)	(0.4)	(7.2)	(7.1)	(7.4)	(7.5)
Depreciation and amortization	(21.4)	(27.4)	(38.3)	(39.2)	(59.7)	(66.6)
Acquisition costs and other	(0.3)	(0.2)	(0.5)	-	(0.8)	(0.2)
Long-term non-cash compensation (a)	-	-	(8.9)	(7.9)	(8.9)	(7.9)
Commercial settlement related to 2010-13 scrap	-	-	-	(6.0)	-	(6.0)
Operating income	$26.6	$24.6	$41.8	$42.6	68.4	67.2
Interest expense, net					(17.8)	(21.4)
Other expense					-	(0.1)
Provision for income taxes					(6.0)	(7.1)
Equity in loss of joint ventures (b)					-	(0.6)
Income from discontinued operations, net of tax					5.6	7.3
Noncontrolling interest, net of tax					(1.2)	(3.2)
Net income attributable to Tower International, Inc.					$49.0	$42.1

(a)	Represents the compensation expense related to stock options, restricted stock units, one-time CEO compensation awards, and certain compensation programs intended to benefit our long-term success and growth. The compensation charges are incurred during the applicable vesting periods of each program.

(b)	Represents the loss attributable to our Ningbo joint venture, which we do not consolidate in our financial statements given the non-controlling nature of our interest in this entity.

The following table presents revenues (a GAAP measure) and Adjusted EBITDA (a non-GAAP measure) for the nine months ended September 30, 2015 and 2014 (in millions), as well as an explanation of variances:

	International		Americas		Consolidated
	Revenues	Adjusted EBITDA(c)	Revenues	Adjusted EBITDA(c)	Revenues	Adjusted EBITDA(c)
Nine months Ended September 30, 2015 results	$545.6	$43.6	$916.5	$101.6	$1,462.1	$145.2
Nine months Ended September 30, 2014 results	646.8	49.3	918.7	106.1	1,565.5	155.4
Variance	$(101.2)	$(5.7)	$(2.2)	$(4.5)	$(103.4)	$(10.2)
Variance attributable to:
Volume and mix	$16.4	$4.9	$27.2	$(3.5)	$43.6	$1.4
Foreign exchange	(106.7)	(10.1)	(30.1)	0.5	(136.8)	(9.6)
Pricing and economics	(10.9)	(8.0)	0.7	(15.9)	(10.2)	(23.9)
Efficiencies	-	9.6	-	15.2	-	24.8
Selling, general, and administrative expenses and other items (d)	-	(2.1)	-	(0.8)	-	(2.9)
Total	$(101.2)	$(5.7)	$(2.2)	$(4.5)	$(103.4)	$(10.2)

(c)	We have presented a reconciliation of Adjusted EBITDA to net income / (loss) attributable to Tower International, Inc. above.

(d)	When we refer to “selling, general, and administrative expenses and other items”, the “other items” refer to (i) savings which we generate after implementing restructuring actions, (ii) the costs associated with launching new products, and (iii) one-time items which may include reimbursement of costs.

Adjusted EBITDA

When we analyze Adjusted EBITDA, we separately categorize external factors—volume, product mix, and foreign exchange—and all other factors which impact Adjusted EBITDA, which we refer to as “other factors.”

Consolidated Company: Consolidated Adjusted EBITDA decreased by $10.2 million, or 7%, from the nine months ended September 30, 2014, reflecting primarily unfavorable foreign exchange ($9.6 million), offset partially by higher volume ($1.4 million). All other factors were net unfavorable ($2 million). Favorable efficiencies ($24.8 million) were offset by unfavorable pricing and economics ($23.9 million) and unfavorable SG&A expenses and other items ($2.9 million).

International Segment: In our International segment, Adjusted EBITDA decreased by $5.7 million, or 12%, from the nine months ended September 30, 2014, reflecting primarily unfavorable foreign exchange ($10.1 million), offset partially by higher volume ($4.9 million). All other factors were net unfavorable ($0.5 million). Unfavorable pricing and economics ($8 million), principally product pricing and labor costs, and unfavorable SG&A expenses and other items ($2.1 million) were offset partially by favorable efficiencies ($9.6 million).

Americas Segment: In our Americas segment, Adjusted EBITDA decreased by $4.5 million, or 4%, from the nine months ended September 30, 2014, reflecting lower volume ($3.5 million), offset partially by favorable foreign exchange ($0.5 million). All other factors were net unfavorable ($1.5 million). Favorable efficiencies ($15.2 million) were offset by unfavorable pricing and economics ($15.9 million) and unfavorable SG&A expenses and other items ($0.8 million).

Restructuring

The following table sets forth our net restructuring and asset impairment charges by type for the periods presented (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Employee termination costs	$0.2	$0.5	$0.7	$1.5
Other exit costs	0.6	0.9	6.7	6.0
Total restructuring expense	$0.8	$1.4	$7.4	$7.5

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

During the three and nine months ended September 30, 2015, the charges incurred in the Americas segment related to a liability established to reflect a change in estimated future rents on a previously closed facility, ongoing maintenance expense of facilities closed as a result of prior actions and severance charges to reduce fixed costs. The charges incurred in the International segment related to severance charges to reduce fixed costs and a revision of a previous estimate.

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

Liquidity and Capital Resources

General

We generally expect to fund expenditures for operations, administrative expenses, capital expenditures, and debt service obligations with internally generated funds from operations and we generally expect to satisfy working capital needs from time-to-time with borrowings under our revolving credit facility or cash on hand. As of September 30, 2015, we had available liquidity of approximately $322.7 million, which we believe is adequate to fund our working capital requirements for at least the next twelve months. We believe that we will be able to meet our debt service obligations and fund operating requirements for at least the next twelve months with cash flow from operations, cash on hand, and borrowings under our revolving credit facility.

Cash Flows and Working Capital

The following table shows the components of our cash flows from continuing operations for the periods presented (in millions):

	Nine Months Ended September 30,
	2015	2014
Net cash provided by / (used in):
Operating activities	$38.3	$34.2
Investing activities	(71.6)	(63.1)
Financing activities	2.0	11.1

Net Cash Provided by Operating Activities

During the nine months ended September 30, 2015, we generated $38.3 million of cash flow from operations compared with $34.2 million of cash generated during the nine months ended September 30, 2014. The primary reason for this increase was from lower working capital and higher income from continuing operations.

Net Cash Used in Investing

Net cash used in investing activities was $71.6 million during the nine months ended September 30, 2015, compared to $63.1 million during the nine months ended September 30, 2014. This increase reflects the cash paid for the Hamsa acquisition, offset partially by the proceeds related to the sale of a joint venture.

Net Cash Provided by Financing Activities

Net cash flow provided from financing activities was $2.0 million during the nine months ended September 30, 2015, compared to cash generated of $11.1 million during the nine months ended September 30, 2014. The primary reason for this decrease is the treasury stock purchases of $6.5 million that occurred during the nine months ended September 30, 2015.

Working Capital

We manage our working capital by monitoring key metrics principally associated with inventory, accounts receivable, and accounts payable. Our quarterly average inventory days on hand increased to 17 days during the third quarter of 2015, from 16 days during the first and second quarter of 2015. Our inventory levels increased from $69.8 million at December 31, 2014 to $79.2 million at September 30, 2015.

Our accounts receivable balance increased from $230.4 million as of December 31, 2014 to $293.4 million as of September 30, 2015. The increase reflects the timing of customer payments consistent with normal seasonality.

Our accounts payable balance increased from $257 million as of December 31, 2014 to $305.4 million as of September 30, 2015. The change reflects primarily the increase of trade accounts payable, reflecting primarily the matching of terms with our customers and vendors, and the increase of accounts payable related to customer funded tooling, which resulted from the timing of customer programs.

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

Our working capital is also affected by our net position in regard to customer funded tooling with our customers. Tooling costs represent costs incurred by us in the development of new tooling used in the manufacture of our products. Generally, when a customer awards a contract to us, the customer agrees to reimburse us for certain of our tooling costs. As the tooling is developed, we experience cash outflows because we bear the costs and we typically do not receive reimbursement from our customers until the manufacture of the particular program commences. Net cash disbursed for customer-owned tooling increased $18.5 million from the nine months ended September 30, 2014, reflecting primarily new programs in our North America region. This timing delay causes our working capital to fluctuate between periods due to the timing of the cash inflows and outflows.

On September 30, 2015 and December 31, 2014 we had working capital balances of $184.1 million and $177.3 million, respectively.

Sources and Uses of Liquidity

Our available liquidity at September 30, 2015 was approximately $322.7 million, which consisted of $97.5 million of cash on hand that excludes $17.4 million of consolidated cash attributable to discontinued operations, and unutilized borrowing availability under our U.S. and foreign credit facilities of $190.2 million and $35.0 million, respectively. A portion of our cash balance is located at foreign subsidiaries and is presently being used to fund operations at and investment in those locations. As of December 31, 2014, we had available liquidity of approximately $364 million.

As of September 30, 2015, we had short-term debt of $34.6 million, of which $20.5 million related to receivables factoring in Europe, $8.6 million related to other indebtedness in Europe, $4.5 million related to current maturities of our Term Loan Credit Facility, and $1.0 million related to debt in Brazil. The receivables factoring in Europe consists of uncommitted demand facilities, which are subject to termination at the discretion of the banks, although we have not experienced any terminations by the banks. The other indebtedness in Europe relates primarily to a revolving credit facility. Historically, we have been successful in renewing this debt as it becomes due, but we cannot provide assurance that this debt will continue to be renewed or, if renewed, that this debt will continue to be renewed under the same terms. We believe that we will be able to continue to renew the debt in Europe and to continue the receivables factoring in Europe.

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

	Nine Months Ended September 30,
	2015	2014
Net cash provided by continuing operating activities	$38.3	$34.2
Cash disbursed for purchases of property, plant, and equipment, net	(59.8)	(62.3)
Free cash flow	(21.5)	(28.1)
Less: Net cash disbursed for customer-owned tooling	(44.7)	(26.0)
Adjusted free cash flow	$23.2	$(2.1)

Debt

As of September 30, 2015, we had outstanding indebtedness, excluding capital lease obligations, of approximately $449.1 million, which consisted of the following:

•	$417 million (net of a $1.3 million discount) indebtedness outstanding under our Term Loan Credit Facility
•	$41.7 million of foreign subsidiary indebtedness
•	$9.6 million of debt issue costs netted against our indebtedness

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

On January 31, 2014, we further amended the Term Loan Credit Agreement by entering into the Second Refinancing Term Loan Amendment and Additional Term Loan Amendment (the “Second Term Loan Amendment”), pursuant to which, among other things, the outstanding term loans under the Term Loan Credit Agreement were refinanced in full, and additional term loans in an aggregate principal amount of approximately $33 million (the “Additional Term Loans”) were disbursed. After giving effect to the disbursement of the Additional Term Loans, there were term loans (the “Term Loans”) in the aggregate principal amount of $450 million outstanding under the Term Loan Credit Agreement. The maturity date of the Term Loan Credit Facility remains April 23, 2020. The term loans bear interest at (i) an alternate base rate (the “Alternate Base Rate”) (which is the highest of the Prime Rate, the Federal Funds Effective Rate plus 0.50% and the Adjusted LIBO Rate (as each such term is defined in the Term Loan Credit Agreement) for a one month interest period plus 1.00%) a margin of 2.00% or (ii) the Adjusted LIBO Rate (calculated by multiplying the applicable LIBOR rate by a statutory reserve rate, with a floor of 1.00%) plus a margin of 3.00%. The Term Loan Credit Agreement permits the Term Loan Borrower to request, subject to the satisfaction of certain conditions set forth in the Term Loan Credit Agreement (including the agreement of one or more lenders to make incremental loans, which agreement may be granted or withheld in the sole discretion of any lender), future disbursements of incremental term loans in the aggregate principal amount of up to the greater of (i) $100 million and (ii) such other amount so long as Term Loan Holdco’s pro forma Total Net Leverage Ratio (as defined in the Term Loan Credit Agreement) does not exceed 2.00:1.00.

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

As of September 30, 2015, we were in compliance with the financial covenants that govern our Term Loan Credit Agreement.

Amended Revolving Credit Facility

On September 17, 2014, we entered into a Third Amended and Restated Revolving Credit and Guaranty Agreement (“Third Amended Revolving Credit Facility Agreement”) by and among Tower Automotive Holdings USA, LLC (the “Borrower”), the Company, Tower Automotive Holdings I, LLC, Tower Automotive Holdings II(a), LLC, Tower Automotive Holdings II(b), LLC, the subsidiary guarantors named therein, the financial institutions from time to time party thereto as Lenders, and JPMorgan Chase Bank, N.A. as Issuing Lender, as Swing Line Lender, and as Administrative Agent for the Lenders (the “Agent”).

The Third Amended Revolving Credit Facility Agreement amended and restated, in its entirety, the Second Amended Revolving Credit and Guaranty Facility Agreement, dated as of June 19, 2013, by and among the Borrower, its domestic affiliate and domestic subsidiary guarantors named therein, and the lenders party thereto, and the Agent. The Third Amended Revolving Credit Facility Agreement provides for a cash flow revolving credit facility (the “Amended Revolving Credit Facility”) in the aggregate amount of up to $200 million. Our Third Amended Revolving Credit Facility Agreement also provides for the issuance of letters of credit in an aggregate amount not to exceed $50 million, provided that the total amount of credit (inclusive of revolving loans and letters of credit) extended under our Third Amended Revolving Credit Facility Agreement is subject to an overall cap, on any date, of $200 million. We may request the issuance of Letters of Credit denominated in Dollars or Euros. As of September 30, 2015, we had no borrowings outstanding under our Amended Revolving Credit Facility and $9.8 million of letters of credit outstanding under the Third Amended Revolving Credit Facility Agreement. Thus, we could have borrowed an additional $190.2 million under the Third Amended Revolving Credit Facility Agreement as of September 30, 2015, calculated as follows (in millions):

Total Revolving Credit Commitment	$200.0
Borrowings on Amended Revolving Credit Facility	-
Letters of credit outstanding	9.8
Availability on Third Amended Revolving Credit Facilty Agreement	$190.2

Advances under our Amended Revolving Credit Facility bear interest at a base rate plus a margin or at LIBOR plus a margin. The applicable margin is determined by our Total Net Leverage Ratio (as defined in the Third Amended Revolving Credit Facility Agreement). The applicable margin for the base rate based borrowings as of September 30, 2015 was 1.25%. The applicable margin for the LIBOR based borrowings as of September 30, 2015 was 2.25%. Borrowings outstanding under our Amended Revolving Credit Facility may vary significantly from time to time, depending on our cash needs at any given time. Our Amended Revolving Credit Facility matures on September 17, 2019.

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

As of September 30, 2015, we were in compliance with the financial covenants that govern our Third Amended and Restated Revolving Credit Agreement.

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

Off-Balance Sheet Obligations

In addition to the operating leases described above, our off-balance sheet obligations consist of obligations under our Third Amended Revolving Credit Facility. As of September 30, 2015, letters of credit outstanding were $9.8 million under the Third Amended Revolving Credit Facility.

Net Debt

Net debt is a non-GAAP measure that represents total debt less cash and cash equivalents. We regard net debt as a useful measure of our outstanding debt obligations. Our use of the term “net debt” should not be understood to mean that we will use any cash on hand to repay debt. Net debt is calculated as follows (in millions):

	September 30, 2015	December 31, 2014
Total debt, including capital leases and net of debt issue costs	$456.5	$484.2
Less: Cash and cash equivalents	115.0	148.6
Add: Cash attributable to discontinued operations	17.4	16.0
Net debt	$358.9	$351.6

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

Interest Rate Risk

At September 30, 2015, we had total debt, excluding capital leases and debt issue costs, of $449.1 million (net of a $1.3 million discount), consisting of floating rate debt of $249.9 million (56%) and fixed rate debt of $199.2 million (44%), taking into account our $186.1 million variable rate to fixed rate swap. Assuming no changes in the monthly average variable rate debt levels of $255.9 million for the nine months ended September 30, 2015, we estimate that a hypothetical change of 100 basis points in the LIBOR and alternative base rate would not have a significant impact on interest expense due to the LIBOR floor in our Term Loan.

On October 17, 2014, we entered into a $200 million variable rate to fixed rate interest swap for a portion of our Term Loan. The maturity date for this swap instrument is April 16, 2020. The interest rate is fixed at 3.40% per annum but the fair value of the swap will fluctuate with changes in interest rates.

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

Our strategy for managing currency risk relies primarily upon conducting business in a foreign country in that country’s currency. We may, from time to time, also participate in hedging programs intended to reduce our exposure to currency fluctuations. We believe that the effect of a 100 basis point movement in foreign currency rates against the U.S. dollar would not have materially impacted the results of our operations, our cash flows, or our stockholders’ equity for the nine months ended September 30, 2015.

On October 17, 2014, we entered into a €157.1 million cross currency swap to hedge our net investment in our European subsidiaries based on the U.S. dollar / Euro exchange spot rate of $1.2733 which was the prevailing rate at the time of the transaction. On January 23, 2015, we terminated this cross currency swap and then we entered into a new cross currency swap to hedge our net investment in our European subsidiaries based on the U.S. dollar / Euro exchange spot rate of $1.1265. The Euro notional amount was increased from €157.1 million to €178 million and the interest rate was lowered from 3.97% to 3.70%, per annum. On March 13, 2015, we terminated the cross currency swap entered into on January 23, 2015 and then we entered into a new cross currency swap to hedge our net investment in our European subsidiaries based on the U.S. dollar / Euro exchange spot rate of $1.0480. The Euro notional amount remained the same but the interest rate was lowered from 3.70% to 3.40% per annum. The U.S. dollar notional amount of $200 million was reduced to $186.1 million but the 5.09% interest rate per annum remained the same. The maturity date for this swap instrument is April 16, 2020.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2015. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of September 30, 2015, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1A. Risk Factors.

There have been no material changes in our risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities

On December 31, 2014, the restricted stock units (“RSUs”) granted on December 20, 2011, vested.  These RSU were subsequently issued on January 2, 2015. On March 6, 2015, one-third of the stock options and RSUs granted on March 6, 2014, March 5, 2013, and March 6, 2012, respectively, vested. On May 11, 2015, one-third of the stock options and RSUs granted on May 11, 2012, and June 1, 2012, respectively, vested. On August 15, 2015, one-half of the RSUs granted on August 15, 2014 and August 15, 2013, respectively, vested. We reduced the number of shares issuable upon vesting to cover the minimum statutory withholding taxes for certain of the vested participants. This information is reflected in the table below:

			Total Number of
			Shares (or Units)	Maximum Number
			Purchased as	of Shares that May
	Total Number of	Weighted Average	Part of Publicly	Yet Be Purchased
	Shares (or Units)	Price Paid per	Announced Plan	Under Plan or
Period	Purchased	Share (or Unit)	or Program (1)	Program (1)
January 1 to January 31, 2015	211,668	$26.10
February 1 to February 28, 2015	-	-
March 1 to March 31, 2015	38,427	26.16
April 1 to April 30, 2015	-	-
May 1 to May 31, 2015	685	28.27
June 1 to June 30, 2015	-	-
July 1 to July 31, 2015	-	-
August 1 to August 31, 2015	64	26.68
September 1 to September 30, 2015	-	-
Total	250,844	$26.12

(1) We have not announced a general plan or program to purchase shares.

Item 5. Other Information

On October 26, 2015, the Compensation Committee (the "Compensation Committee") of the Board of Directors of the Company approved amendments to each outstanding and unvested restricted stock unit award granted by the Company to its directors and employees. The amendments provide that if the Company pays an ordinary cash dividend on its common stock, each award will be credited with an additional number of restricted stock units ("dividend equivalent units") determined by dividing (i) the per-share cash dividend paid by the Company times the total number of restricted stock units subject to the award that are outstanding on the record date for such dividend, by (ii) the closing price of a share of our common stock on the record date. Any dividend equivalent units credited to an award will be subject to the same vesting, payment and other terms and conditions as the unvested restricted stock units to which the dividend equivalent units relate.

On October 26, 2015, the Compensation Committee also approved amendments to the form of restricted stock unit award agreements for directors and employees of the Company.

Copies of the amended forms of restricted stock unit award agreements for directors and employees of the Company are attached as Exhibits 10.1 and 10.2, respectively, to this report.

Item 6. Exhibits.

10.1	Form of Restricted Stock Unit Award Agreement for directors

10.2	Form of Restricted Stock Unit Award Agreement for employees

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer

32.1	Section 1350 Certification of the Chief Executive Officer *

32.2	Section 1350 Certification of the Chief Financial Officer *

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Scheme Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Furnished, not filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tower International, Inc.

Date: October 30, 2015	/s/ James C. Gouin
James C. Gouin
Chief Financial Officer