Form 10-K
period 2015-12-31
Tower International, Inc.
filed 2016-02-29
CIK 1485469

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:	Commission file number:
December 31, 2015	001-34903

TOWER INTERNATIONAL, INC.

(Exact name of Registrant as specified in its charter)

Delaware	27-3679414
(State of Incorporation)	(IRS Employer Identification Number)

17672 Laurel Park Drive North, Suite 400 E Livonia, Michigan	48152
(Address of Principal Executive Offices)	(Zip Code)

Registrant's telephone number, including area code: (248) 675-6000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.01 per share	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant, computed by reference to the closing price of the common stock as of the closing of trading on June 30, 2015, was approximately $527,349,271.

There were 21,111,610 shares of the registrant’s common stock outstanding at February 22, 2016.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions, as expressly described in this report, of the Registrant’s Proxy Statement for the 2016 Annual Meeting of Stockholders are incorporated by reference into Part III.

TOWER INTERNATIONAL, INC. — FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

10-K Pages
PART I
Item 1. Business	1
Item 1A. Risk Factors	12
Item 1B. Unresolved Staff Comments	21
Item 2. Properties	21
Item 3. Legal Proceedings	22
Item 4. Mine Safety Disclosures	22
PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities	23
Item 6. Selected Financial Data	24
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations	25
Item 7A. Quantitative and Qualitative Disclosures about Market Risk	51
Item 8. Financial Statements and Supplementary Data	53
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	100
Item 9A. Controls and Procedures	100
Item 9B. Other Information	102
PART III
Item 10. Directors, Executive Officers, and Corporate Governance	103
Item 11. Executive Compensation	103
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	103
Item 13. Certain Relationships and Related Transactions, and Director Independence	103
Item 14. Principal Accounting Fees and Services	104
PART IV
Item 15. Exhibits and Financial Statement Schedules	105
Signatures
Exhibit Index
Exhibits
EX-21
EX-23
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101.DEF
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

Our products are manufactured at 27 facilities, strategically located near our customers in North America, Europe, Brazil and China. We support our manufacturing operations through seven engineering and sales locations around the world. We are a disciplined, process-driven company with an experienced management team that has a history of implementing sustainable operational improvements. For the year ended December 31, 2015, we generated revenues of $2 billion and net income attributable to Tower International, Inc. of $194.1 million. In addition, we had Adjusted EBITDA of $190.7 million and an Adjusted EBITDA margin of 9.8% for the year ended December 31, 2015. (Item 7 of this Annual Report and Note 14 to our Consolidated Financial Statements include a discussion of Adjusted EBITDA as a non-GAAP measure).

We believe that our engineering, manufacturing, and program management capabilities, our competitive cost and quality, our financial discipline, and our colleague engagement position us for long-term success.

Our History and Corporate Structure

Our Corporate History

On October 15, 2010, our common stock began trading on the New York Stock Exchange following our initial public offering (“IPO”). On July 31, 2013, Tower International Holdings, LLC, an affiliate of Cerberus, completed the sale of 7,888,122 shares of our common stock in a secondary public offering. Upon completion of the sale, Cerberus no longer controlled a majority of our outstanding common stock and therefore, we ceased being a “controlled company” within the meaning of the New York Stock Exchange corporate governance standards. On November 6, 2013, Tower International Holdings, LLC, completed the sale of 3,000,000 shares of our common stock in another secondary public offering. In addition, Tower International Holdings, LLC completed multiple transactions during the fourth quarter of 2013 whereby it sold additional shares of our common stock in the open market. As a result of these sales, Tower International Holdings, LLC and Cerberus held no shares of our common stock at December 31, 2013.

Sale of China Joint Ventures

On December 6, 2015, the Company completed the sale of our equity interest in our Xiangtan DIT Automotive Products Co. and Ltd. (“Xiangtan”) joint venture. The sale agreement provided for the repayment of $9.9 million of the Company’s shareholder loans to the joint venture, and the purchase of the Company’s equity in the joint venture for $3.5 million, net of tax.

On December 31, 2015, the Company completed the sale of our equity interest in our Changchun Tower Golden Ring Automotive Products Co., Ltd. (“TGR”) joint venture. The sale agreement provided for the purchase of the Company’s equity in the joint venture for $29.4 million, and the payment of a dividend of $14.8 million, net of tax.

As of December 31, 2015, all proceeds from both transactions were received. Both TGR and Xiangtan have been presented as discontinued operations in our Consolidated Financial Statements, in accordance with FASB ASC No. 205, Discontinued Operations.

Sale of Brazil Facility

On December 21, 2015, the Company sold one of its two operations in Brazil. Net cash proceeds from this sale were $9.5 million. This operation did not meet the criteria to be considered held for sale in accordance with FASB ASC No. 360, Property, Plant, and Equipment, and was not presented as discontinued operations in our Consolidated Financial Statements, in accordance with FASB ASC No. 205, Discontinued Operations.

Potential Sale of European Operations

On November 10, 2015, the Company announced plans to investigate the potential sale of our European Operations (“Tower Europe”). Tower Europe generated revenues of $652.6 million (€587.8 million),

$767.9 million (€576.9 million), and $798 million (€577.5 million) for the years ended December 31, 2015, 2014, and 2013, respectively. Regarding the potential sale of Tower Europe, multiple strategic bidders have been invited to continue in the bid process, based on indicative, non-binding offers received before year-end. The process remains on track for the Company to reach a go/no-go decision by about late first quarter 2016. No further status updates are presently contemplated prior to reaching and announcing the final outcome. There is, of course, no assurance that a sale will be completed on terms that the Company deems superior to the option of retaining and operating the European business.

Our Industry

We believe OEMs produce a majority of their structural metal components and assemblies internally. While OEM policies differ and may be especially impacted by their own capacity utilization, the capital expenditures associated with internal production can be substantial. Because of this capital and fixed cost-intensity, we believe that longer term, OEMs will outsource a greater proportion of their stamping requirements and we may benefit from this shift in our customer’s preferences. In addition, we believe OEMs will increasingly favor larger, more capable, financially strong regional suppliers. Given our manufacturing, engineering, and operational program management capabilities, we believe we are particularly well-positioned in North America to take advantage of these potential opportunities.

Our Strategy

We seek to:

•	Execute a business model that generates sustainable ongoing adjusted free cash flow, providing flexibility for capital allocation and resilience during cyclical downturns;
•	Achieve organic growth above industry levels through strong competitive capabilities in engineering, manufacturing, and program management that contribute to leading positions in cost and quality;
•	Opportunistically pursue accretive acquisitions;
•	Achieve and maintain appropriate net debt leverage of about 1 times Adjusted EBITDA, which we consider to be integral to a financially strong and capable automotive parts supplier;
•	Return capital to shareholders through regular dividends and, when appropriate, other actions; and
•	Manage risk through financial discipline.

Execute Business Model Focused on Adjusted Free Cash Flow

Adjusted free cash flow (defined as net cash provided by operating activities less cash disbursed for purchases of property, plant, and equipment, excluding cash received or disbursed for customer tooling) is one of our most important financial metrics. Our focus on sustainable ongoing adjusted free cash flow keeps us disciplined regarding product pricing and margins, as well as determining and prioritizing affordable capital expenditures. To further our alignment with our business model, adjusted free cash flow is a major component of our annual bonus program for salaried and hourly colleagues. (Item 7 of this Annual Report includes a discussion of free cash flow and adjusted free cash flow as non-GAAP measures.)

We estimate that the demonstrated present capability of our business model (at normalized conditions) generates positive adjusted free cash flow equal to about 3% of revenues. This is the approximate level achieved in 2015 and targeted for 2016, prior to deploying capital to support major new business awarded in 2015. When these programs are at full production, we are targeting adjusted free cash flow equal to 4% of revenues.

Achieve Organic Growth Above Industry and Opportunistically Pursue Accretive Acquisitions

We have demonstrated the ability to win significant net new business from our customers from a combination of share gains from competitors via conquest wins, OEM outsourcing, and new models. We believe our ability to win new business at a return in excess of our cost of capital is a direct reflection of our core engineering strength, competitive cost and quality, and proven ability to manage complex new-model launches for OEM customers. We use processes such as Lean Six Sigma, labor best practices standardization, and advanced product quality planning (APQP) to drive productivity and quality while managing new programs on time and on budget.

We believe Tower is positioned for organic growth well above industry through at least 2017 as a result of major new business awards in North America in 2015 that are anticipated to provide about $240 million of annual ongoing revenue. We also believe there can be future upside growth opportunities from accretive acquisitions. During 2015, Tower completed the accretive acquisition of a small stamping company in the high-growth Mexico market.

Achieve and Maintain Appropriate Leverage

Achieving and maintaining net debt leverage (defined as total debt less cash and cash equivalents divided by annual Adjusted EBITDA) at our target of 1 times Adjusted EBITDA is an important business priority for optimizing cost of capital and maintaining appropriate financial strength. As of December 31, 2015, our net debt was $306 million, representing net debt leverage of 1.6 times, a decrease of 0.1 times from a year ago. Potential additional asset sales may accelerate the achievement of our leverage target. (Item 7 of this Annual Report includes a discussion of net debt as a non-GAAP measure.)

Return Capital to Shareholders

With our long-term leverage target in sight, we are now in a position to begin returning capital to shareholders. During 2015, Tower initiated a quarterly dividend of 10 cents per share. In the future, we may initiate other actions.

Manage Risk

We consider risk management to be an important part of our ability to operate predictably and successfully in the cyclical automotive parts industry. Foremost in managing risk is financial discipline, beginning during the evaluation and approval of new programs to ensure sound assumptions and projected returns in excess of our cost of capital. During each year, we carefully monitor and manage all elements of cost, with an objective of achieving productivity and other savings that offset customer price reductions and labor and overhead inflation. Through our commercial agreements, we are largely shielded from changes in steel prices.

Customer and Vehicle Portfolio

We believe we have a well diversified customer mix, as eight different OEMs individually accounted for 5% or more of our revenues in 2015. The following table summarizes our customer mix as a percent of revenues for the year ended December 31, 2015.

Customer
Ford	25%
Chrysler	16%
VW Group	12%
Fiat	8%
Volvo	7%
Nissan	7%
Toyota	6%
Daimler	5%
Chery	4%
BMW	2%
Honda	2%
Other	6%
Total	100%

Geographic Regions

The following table summarizes our geographic mix as a percent of revenues for the year ended December 31, 2015.

Region
North America	59%
Europe	33%
South America	4%
Asia	4%
Total	100%

Platform Diversification

We supply products for approximately 170 vehicles globally to 11 of the 12 largest global OEMS, reflecting the balanced portfolio approach of our business model and the breadth of our product capabilities. The following table summarizes our vehicle platform mix as a percent of revenues for the year ended December 31, 2015.

Vehicle Platform
Light trucks	29%
Small cars	28%
Large cars	19%
North American framed vehicles	18%
Other (primarily Tier 2)	6%
Total	100%

IHS Automotive® (“IHS”) classifies these vehicle platforms as:

•	“Light trucks” refers to SUVs that are based on a unibody structure, minivans, and light trucks in the international regions;
•	“Small cars” refers to passenger cars that are classified in the smallest three of IHS’s four categories of passenger cars;
•	“Large cars” refers to the largest category of passenger cars, multi-purpose vehicles, and cross-over vehicles that are based on a unibody structure; and
•	“North American framed vehicles” refers to vehicles, such as pick-up trucks and SUVs, which are built on a full-frame structure.
•	“Tier 2” refers to other suppliers (who then supply to OEM customers.)

The reports prepared by IHS referred to in this Annual Report are subscription-based. All references in this report to historical industry production volumes, projections, estimates, or other data attributable to IHS, are based on data available from the IHS January 2016 forecast.

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

Chassis and lower vehicle structures

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

Product mix

We believe we have a diversified product group mix, as each of our product groups individually accounted for 15% or more of our revenues in 2015. The following table summarizes our product group mix as a percent of revenues for the year ended December 31, 2015:

Product Group
Body structures and assemblies	60%
Complex body-in-white assemblies	24%
Chassis and lower vehicle structures	16%
Total	100%

The following table presents the major vehicle models for which we supply products:

OEM	Models	Product Type
North America
Ford	Econoline	Frame Assembly
	Explorer	Complex Assembly
	Expedition/Navigator	Body Structures
	F-Series	Frame Assembly/Body Structures
	Focus	Body Structures
	Taurus/MKS	Complex Assembly
	Escape	Body Structures & Complex Assembly
	C-Max	Body Structures
Chrysler	Grand Caravan/Town & Country	Body Structures
	Grand Cherokee/Durango Wrangler	Body Structures Frame Assembly
	Dart	Body Structures
	200	Body Structures
	Cherokee	Body Structures
Nissan	Frontier	Body Structures & Frame Assembly
	NV Series	Frame Assembly
	Titan	Frame Assembly
	Altima	Body Structures
Toyota	Camry	Body Structures
	Corolla	Body Structures
	Tacoma	Body Structures
Honda	Accord	Body Structures
Europe
Volvo	V40/S60/XC60	Complex Assembly
VW	Touareg	Body Structures & Complex Assembly
	Caddy Van	Body Structures
	Citigo/Mii/Up!	Body Structures
	Octavia	Body Structures
	Superb	Body Structures
	Fabia	Body Structures
Porsche	Macan	Body Structures
	Cayenne	Body Structures & Complex Assembly

OEM	Models	Product Type
Europe (continued)
BMW	1/3 Series	Body Structures
Daimler	Sprinter	Body Structures & Complex Assembly
Fiat	500	Body Structures
	500X	Body Structures
	Ducato	Body Structures
	Giuletta	Body Structures
	Punto	Body Structures
	Renegade	Body Structures
Opel	Astra	Body Structures
China
Chery	A3	Chassis
	Cowin 3	Chassis
	Tiggo	Chassis
South America
VW	Gol	Body Structures
	Fox	Body Structures
	Saveiro	Body Structures
	Up!	Body Structures
Honda	Civic	Body Structures
	Fit	Body Structures
	City	Body Structures
PSA	Picasso	Body Structures

International Operations

We have significant manufacturing operations outside the United States. In 2015, 42% of our revenues originated outside the United States. For information regarding potential risks associated with our international operations, see Risk Factors Relating to Our Industry and Our Business — “Our substantial international operations make us vulnerable to risks associated with doing business in foreign countries”. See Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 14 to our Consolidated Financial Statements for further information regarding our international operations.

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

We are committed to sustaining Lean Six Sigma principles throughout our manufacturing processes and as of December 31, 2015, we employed 91 certified black belts. We utilize Lean Six Sigma principles to increase the efficiency of our operations and to reduce operating costs, thereby improving our cost competitiveness. We have accomplished efficiency improvements, while at the same time improving our quality.

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

Customer Support

We have seven engineering and sales locations throughout the world, including a 24-hour engineering support center in India. We believe that we provide effective customer solutions, products, and service to our customers. Our customer service group is organized into customer-dedicated teams within regions to provide more focused service to our clients.

Seasonality

Our customers in North America and Europe typically shut down vehicle production during portions of July - August and for one week in late December. Our quarterly results of operations, cash flows, and liquidity may be impacted by these seasonal practices. For example, working capital is typically a use of cash during the first quarter of the year and a source of cash generation in the fourth quarter. See Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion on working capital.

Competition

We principally compete for new business at the beginning of the development of new models and on the redesign of existing models. New-model development generally begins two to three years before the marketing of such models to the public. Once a supplier has been designated to supply parts for a new program, an OEM will usually continue to purchase those parts from the designated producer for the life of the program, although not necessarily for a major redesign. OEMs typically evaluate suppliers based on many criteria such as quality, price/cost competitiveness, system and product performance, reliability and timeliness of delivery, new product and technology development capability, excellence and flexibility in operations, location relative to the customer’s assembly plant, effectiveness of customer service, and overall management capability.

We believe that we compete effectively with other leading suppliers in our sector. Our main tier one competitors include: Magna International, Inc. (Cosma division), Gestamp Automocion, Martinrea International, Metalsa, S.A. de C.V., Gruppo Magnetto, and Benteler Automotive. We compete with other competitors with respect to certain of our products and in particular geographic markets. The number of our competitors has decreased in recent years and we believe that number will continue to decline due to supplier consolidation. In addition, most of our OEM customers manufacture similar products that compete with our products. We believe the recent trend has been for OEMs, on average, to increase outsourcing, and we expect that trend to continue, which may provide above-industry growth opportunities for key suppliers like Tower.

Joint Ventures

As of December 31, 2015, we had two joint ventures in China. One of the joint ventures is consolidated; the other is accounted for as a cost method investment.

Employees

As of December 31, 2015, we had approximately 8,300 employees worldwide, of whom approximately 5,100 were covered under collective bargaining agreements that expire at various times. We are not aware of any work stoppages since the formation of Tower Automotive Inc., our predecessor (the “Predecessor Company”), in 1993. A strike or slow-down by one of our unions could have a material adverse effect on our business. We believe that our relations with our employees are satisfactory.

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

Environmental laws, regulations, and permits, and the enforcement thereof, change frequently and have become more stringent over time. In particular, more rigorous GHG emission requirements are in various stages of development. For example, the United States Environmental Protection Agency (“U.S. EPA”) has promulgated the GHG Reporting Rule, which requires reporting of GHG data and other relevant information from large sources and suppliers in the United States and the GHG Tailoring Rule, which requires certain facilities with significant GHG emissions to obtain emissions permits under the authority of the Clean Air Act (typically limited to only the largest stationary sources of GHGs.) The United States Congress has also considered imposing additional restrictions on GHG emissions. Any additional regulation of GHG emissions by either the United States Congress and/or the U.S. EPA could include a cap-and-trade system, technology mandate, emissions tax, reporting requirement, or other program, and could subject us to significant costs, including those relating to emission credits, pollution control equipment, monitoring, and reporting, as well as increased energy and raw material prices. In addition, our OEM customers may seek price reductions from us to account for their increased costs resulting from GHG regulations. Further, growing pressure to reduce GHG emissions from mobile sources could reduce automobile sales, thereby reducing demand for our products, and ultimately our revenues. At this time, none of our facilities are required to report GHG emissions or participate in any cap-and-trade system programs under the existing regulatory scheme. However, there is still significant uncertainty surrounding the scope, timing, and effect of future GHG regulation, and any changes to the current laws or regulations could have a material adverse impact on our business, financial condition, results of operations, reputation, product demand, and liquidity.

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

Segment Overview

Refer to Note 14 to our Consolidated Financial Statements for information regarding our operating and reportable segments.

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

Disclosure Regarding Forward-Looking Statements

This Annual Report contains statements which constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including, but not limited to, statements relating to trends in the operations, financial results, business and products of our Company, and anticipated production trends. The forward-looking statements can be identified by words such as “anticipate”, “believe”, “plan”, “estimate”, “expect”, “intend”, “project”, as well as other similar expressions and statements regarding our intent, belief, current plans, or expectations. Our forward looking statements also include, without limitation, statements regarding our anticipated future financial condition, operating results, free cash flows, adjusted free cash flows, net debt leverage, Adjusted EBITDA, and business and financing plans and models. Forward-looking statements are made as of the date of this report and are based upon management’s current expectations and beliefs concerning future developments and their potential effects on us. Such forward-looking statements are not guarantees of future performance. The following important factors, as well as those important factors described elsewhere in this Annual Report, including the matters set forth under the captions entitled “Risk Factors” and “Quantitative and Qualitative Disclosures About Market Risk”, could cause our actual results to differ materially from estimates or expectations reflected in such forward-looking statements:

•	global automobile production volumes;
•	the financial condition of our customers and suppliers;
•	our ability to make scheduled payments of principal or interest on our indebtedness and comply with the covenants and restrictions contained in the instruments governing our indebtedness;
•	our ability to refinance our indebtedness;
•	risks associated with non-U.S. operations, including foreign exchange risks and economic uncertainty in some regions;
•	any increase in the expense and funding requirements of our pension and postretirement benefits;
•	our customers’ ability to obtain equity and debt financing for their businesses;
•	our dependence on our large customers;
•	pricing pressure from our customers;
•	our ability to integrate acquired businesses;
•	risks associated with business divestitures including volatility in the capital markets, the capacity of potential bidders to finance transactions and the difficulty of predicting the outcome of negotiations; and
•	costs or liabilities related to environmental and safety regulations.

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

The level of demand for our products depends primarily upon the level of consumer demand for new vehicles that are manufactured with our products. As experienced in 2008 and 2009, a global economic recession can have a significant adverse effect on our business, customers, and suppliers, and can contribute to delayed and reduced purchases of automobiles, including those manufactured with our products. If the global economy were to undergo a significant downturn, depending upon its length, duration, and severity, our financial condition, results of operations, and cash flow could be materially adversely affected.

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

Our international operations include manufacturing facilities in Europe, China, Brazil, and Mexico. For the year ended December 31, 2015, approximately 42% of our revenues were derived from operations outside the United States. Our International operations are subject to various risks that could have a material adverse effect on those operations and our business as a whole, including, but not limited to, exposure to the following in certain locations:

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

Additionally, the economic instability in Brazil and other countries in which we operate could adversely affect our business, financial condition, results of operations and cash flows, as well as adversely affect our access to, and cost of, capital.

Our previously announced plans to investigate a sale of Tower Europe may not result in a consummated transaction.

On November 10, 2015, we announced that we were planning to investigate the potential sale of Tower Europe. We stated at that time that Tower Europe would only be sold if we receive a satisfactory offer. We do not presently anticipate making a further public statement regarding the status of this process before the end of the first quarter of 2016. We cannot provide any assurances at this time as to whether this process will result in a consummated transaction.

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

We base a substantial part of our planning on the anticipated lifetime revenues of particular products. We calculate the lifetime revenues of a product by multiplying our expected price for a product by the forecasted production volume for that product during the length of time we expect the related vehicle to be in production. In addition to applying our experienced judgement to customer projections, we use IHS, a third-party forecasting service, to provide long-term forecasts. If we over-estimate the production units or if a customer reduces its level of anticipated purchases of a particular platform as a result of reduced demand, our actual revenues for that platform may be substantially less than the lifetime revenues we had anticipated for that platform.

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

Our customers are major vehicle manufacturers. During 2015, our largest volume customers, Ford, Chrysler, Volkswagen, Fiat, Volvo, Nissan, Toyota, and Daimler, accounted for 25%, 16%, 12%, 8%, 7%, 7%, 6%, and 5% of our revenues, respectively. The loss of all or a substantial portion of our sales to any of our large-volume customers could have a material adverse effect on our business, financial condition, results of operations, and cash flows by reducing cash flows and limiting our ability to spread our fixed costs over a larger revenue base. A variety of reasons could lead to a reduction of sales to our customers, including, but not limited to:

•	loss of awarded business;
•	reduced or delayed customer requirements;
•	OEMs’ choosing to insource business that has been traditionally outsourced to us;
•	strikes or other work stoppages affecting customer production; or
•	reduced demand for our customers’ products.

The automobile industry is highly cyclical and a downturn would adversely affect our business, financial condition, results of operations, and cash flows.

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

On January 23, 2015, we terminated the existing cross currency swap entered into on October 17, 2014 and then we entered into a €178 million cross currency swap based on the U.S. Dollar/Euro exchange rate of $1.1265 which was the prevailing rate at the time of the transaction to hedge our net investment in our European subsidiaries. The maturity date for this swap instrument was April 16, 2020. The Euro notional amount was increased from €157.1 million to €178 million and the interest rate was lowered from 3.97% to 3.70%, per annum.

On March 13, 2015, we terminated the existing cross currency swap entered into on January 23, 2015 and then we entered into a new cross currency swap based on the U.S. dollar/Euro exchange spot rate of $1.0480. The maturity date for this swap instrument is April 16, 2020. The Euro notional amount remained the same but the interest rate was lowered from 3.70% to 3.40% per annum. Refer to Note 8 to our Consolidated Financial Statements for further information regarding this foreign currency swap transaction.

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

We may, from time to time, consider certain acquisitions or divestitures. Acquisitions and divestitures involve numerous risks, including identifying attractive target acquisitions, undisclosed risks affecting the target, difficulties integrating acquired businesses, the assumption of unknown liabilities, potential adverse effects on existing business relationships with current customers and suppliers, the diversion of our management’s attention from other business concerns, and decreased geographic or customer diversification.

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

We sponsor a defined benefit pension plan that is underfunded. While this plan is frozen as benefit accruals under the plan have ceased, the plan will require annual cash payments in order to meet our funding obligations, which adversely affects our cash flow.

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

We utilize steel and various purchased steel products in virtually all of our products. We refer to the “net steel impact” as the combination of the change in steel prices that are reflected in the price of our products, the change in the cost to procure steel from mills, and the change in our recovery of scrap steel (which we refer to as “offal”.) Our strategy is to be economically neutral to steel pricing by having these factors offset each other. While we strive to achieve a neutral net steel impact, we are not always successful in achieving that goal, in large part due to timing differences. The timing of a change in the price for steel may occur in separate periods and if a change occurs, that change may have a disproportionate effect on our liquidity because of the time difference between our payment for steel and our collection of cash from customers. We tend to pay for replacement materials, which are more expensive when steel prices are rising, over a much shorter period. As a result, rising steel prices may cause us to draw greater than anticipated amounts from our credit lines to cover the cash flow cycle from our steel purchases to cash collection for related accounts receivable. This cash requirement for working capital is higher in periods when we are increasing our inventory quantities.

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

Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. GAAP requires that goodwill be periodically evaluated for impairment based upon the fair value of the reporting unit. As of December 31, 2015, we had $59.3 million of goodwill that could be subject to impairment. Declines in our profitability or the value of comparable companies may impact the fair value of our reporting units, which could result in a write-down of goodwill and a reduction of net income.

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

We have two joint ventures in China. In our joint ventures, we share ownership and management of a company with one or more parties who may not have the same goals, strategies, priorities, or resources as we do and may compete with us outside the joint venture. Joint ventures are intended to be operated for the equal benefit of all co-owners, rather than for our exclusive benefit. Operating a business as a joint venture often requires additional organizational formalities as well as time-consuming procedures for sharing information and making decisions. In joint ventures, we are required to pay more attention to our relationship with our co-owners as well as with the joint venture, and if a co-owner changes or relationships deteriorate, our success in the joint venture could be materially adversely affected. The benefits from a successful joint venture are shared among the co-owners, so that we do not receive all the benefits from our successful joint ventures.

At one of the joint ventures, our joint venture partner is also affiliated with the largest customer of the joint venture. As such, these partners may negotiate on behalf of customers of the joint venture for sales terms that may not be in the best interest of the joint venture.

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

A disruption in our information technology systems, including a disruption related to cybersecurity, could adversely affect our financial performance.

We rely on the accuracy, capacity and security of our information technology systems. Despite the security measures that we have implemented, including those measures related to cybersecurity, our systems could be breached or damaged by computer viruses, natural or man-made incidents or disasters or unauthorized physical or electronic access. A breach could result in business disruption, theft of our intellectual property, trade secrets or customer information and unauthorized access to personnel information. To the extent that our business is interrupted or data is lost, destroyed or inappropriately used or disclosed, such disruptions could materially and adversely affect our competitive position, relationships with our customers, financial condition, operating results and cash flows. In addition, we may be required to incur significant costs to protect against the damage caused by these disruptions or security breaches in the future.

Risk Factors Relating to Our Indebtedness

We have a substantial amount of indebtedness, which could have a material adverse effect on our financial health and our ability to fund our operations, obtain financing in the future, and react to changes in our business.

As of December 31, 2015, our total debt, including capital lease obligations and net of debt issue costs, was $448.6 million. That indebtedness could:

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

Our primary debt instrument is the Term Loan Credit Facility which bears interest at (i) the Alternate Base Rate plus a margin of 2.00% or (ii) the Adjusted LIBO Rate (calculated by multiplying the applicable LIBOR by a statutory reserve rate, with a floor of 1.00%) plus a margin of 3.00%. As of December 31, 2015, the balance on the term loan was $415.9 million (net of a $1.2 million discount). If the LIBOR rates increase in excess of 1%, we will incur higher debt service requirements, which could adversely affect our cash flow and operating results. While we periodically enter into agreements designed to limit our exposure to higher interest rates, any such agreements do not offer complete protection from this risk.

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

As of December 31, 2015, we had $448.6 million (net of $9 million debt issue costs associated with the Term Loan Credit Facility) of secured debt. Substantially all of our subsidiaries’ assets are pledged as collateral for our borrowings under our secured financing arrangements. Most of our domestic subsidiaries are either primary obligors or guarantors under a secured financing arrangement. Substantially all of our domestic subsidiaries’ assets are pledged as collateral for these obligations. If we are unable to repay all secured borrowings when due, whether at maturity or if declared due and payable following a default, the agent or the lenders, as applicable, would have the right to proceed against the collateral pledged to secure the indebtedness and may sell the assets pledged as collateral in order to repay those borrowings, which could have a material adverse effect on our businesses, financial condition, results of operations, and cash flows.

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

Sales of substantial amounts of our common stock in the public market, or the perception that these sales may occur, could adversely affect the price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. Our certificate of incorporation authorizes us to issue up to 350,000,000 shares of common stock and as of February 22, 2016 we had 21,111,610 shares of common stock outstanding.

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

Our manufacturing is conducted in 27 manufacturing facilities strategically located throughout North America, Europe, Brazil, and China. Our manufacturing facilities are supported by seven engineering and sales locations throughout the world.

The following table sets forth selected information regarding each of our facilities:

Facility	Country	Description of Use	Square Feet	Ownership
Americas Locations
Aruja	Brazil	Manufacturing/ Technical Center	334,880	Owned
Mexico City (4 locations)	Mexico	Manufacturing	184,100	Leased
Ramos	Mexico	Manufacturing	67,500	Leased
Auburn, Indiana	United States	Manufacturing	162,800	Leased
Bardstown, Kentucky (2 locations)	United States	Manufacturing	448,700	Owned/Leased(1)
Bellevue, Ohio (2 locations)	United States	Manufacturing	361,400	Owned
Bluffton, Ohio	United States	Manufacturing	196,200	Leased
Chicago, Illinois	United States	Manufacturing	412,800	Leased
Clinton Township, Michigan	United States	Manufacturing	392,300	Leased
Elkton, Michigan	United States	Manufacturing	1,100,000	Owned
Goodyear, Arizona	United States	Manufacturing	458,800	Leased(2)
Grand Rapids, Michigan	United States	Office	5,900	Leased
Fountain Inn, South Carolina	United States	Manufacturing	205,700	Leased
Livonia, Michigan	United States	Corporate Office/ Technical Center	76,300	Leased
Madison, Mississippi	United States	Manufacturing	270,000	Leased
Meridian, Mississippi	United States	Manufacturing	420,000	Leased
Plymouth, Michigan	United States	Manufacturing	290,100	Leased
Shepherdsville, Kentucky	United States	Manufacturing	219,100	Leased
International Locations
Gent	Belgium	Manufacturing	346,700	Leased
Neprevazka	Czech Republic	Manufacturing	69,200	Leased
Artern	Germany	Manufacturing	164,600	Owned
Buchholz	Germany	Manufacturing	79,900	Owned
Duisburg	Germany	Manufacturing	116,700	Owned
Kaarst	Germany	Office	3,300	Leased

Facility	Country	Description of Use	Square Feet	Ownership
Cologne	Germany	Corporate Office/ Technical Center	32,530	Leased
Zwickau	Germany	Manufacturing	505,500	Owned/Leased(1)
Caserta	Italy	Manufacturing	262,500	Owned
Melfi	Italy	Manufacturing	73,600	Owned
Turin	Italy	Technical Center	23,100	Leased
Opole	Poland	Manufacturing	146,000	Owned/Leased(1)
Malacky	Slovakia	Manufacturing	542,500	Owned
Dalian	China	Manufacturing	72,700	(3)
Shanghai	China	Corporate Office/ Technical Center	475	Leased
Wuhu	China	Manufacturing	308,500	(3)
Hyderabad	India	Technical Center	8,700	Leased
Yokohama	Japan	Technical Center	2,500	Leased

(1)	Facility consists of two buildings — one building is leased and one building is owned.
(2)	Facility is closed, but we remain subject to obligations under the operating lease.
(3)	The building is owned by the joint venture.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information — Our common stock trades on the New York Stock Exchange under the symbol “TOWR”. Our stock began trading on October 15, 2010, in conjunction with our IPO. As of February 22, 2016, we had 21,111,610 shares of common stock, $0.01 par value, outstanding, two holders of record and 5,544 beneficial shareholders of our common stock. The transfer agent and registrar for our common stock is Broadridge Financial Solutions, Inc.

The following table presents the reported high and low closing prices per share of our common stock during 2015 and 2014:

	2015		2014
High and Low Closing Prices per Share	High Price	Low Price	High Price	Low Price
Fourth Quarter	$31.30	$23.78	$26.66	$20.74
Third Quarter	28.42	22.39	36.74	25.19
Second Quarter	28.87	25.29	36.84	26.15
First Quarter	28.18	22.11	27.22	20.54

Performance Graph — The following chart shows the cumulative total stockholder return for our common stock from October 15, 2010, the date our common stock commenced trading on the New York Stock Exchange in connection with our IPO, to December 31, 2015. Five year historical data is not presented as we did not have common stock prior to our IPO. The graph also shows the cumulative returns of the S&P 500 Index and the S&P Supercomposite Auto Parts and Equipment Index. The comparison assumes $100 was invested on October 15, 2010. Each of the indices shown assumes that all dividends paid were reinvested.

Comparison of Cumulative Total Return

	10/15/2010	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015
Tower International, Inc.	$100.00	$130.55	$79.26	$59.41	$157.93	$188.56	$210.85
S&P 500	100.00	106.81	106.81	121.12	156.98	176.68	173.59
S&P 500 Supercomposite Auto Parts and Equipment Index	100.00	121.91	104.50	103.08	167.39	170.75	156.88

Dividends — On October 16, 2015, our Board of Directors declared a regular quarterly dividend of $0.10 per common share, which was paid on December 10, 2015 to shareholders of record as of close of business on November 10, 2015. On January 29, 2016 our Board of Directors declared a quarterly dividend of $0.10 per common share, which was paid on February 29, 2016. We did not declare or pay any common stock dividends during 2014. The payment of future quarterly dividends is subject to the discretion of our Board of Directors and depends on various factors, including our net earnings, financial condition, cash requirements, future prospects, and other factors that our Board of Directors deems relevant to its analysis and decision making.

Issuer’s Purchases of Equity Securities — We did not repurchase any of our common stock during the fourth quarter of 2015.

Item 6. Selected Financial Data

The following tables set forth selected consolidated balance sheet data as of December 31, 2015 and 2014 and selected consolidated statement of operations data for the years ended December 31, 2015, 2014, and 2013, which have been derived from our audited Consolidated Financial Statements and related notes that are included in this Annual Report. The selected consolidated balance sheet data as of December 31, 2013, 2012, and 2011 and the selected consolidated statement of operations data for the years ended December 2012 and 2011 set forth below, have been derived from previously filed audited consolidated financial statements that are not presented in this Annual Report. As with our Consolidated Financial Statements for the years ended December 31, 2015, 2014, and 2013, we adjusted the information in the consolidated financial statements for the years ended December 31, 2012 and 2011, where appropriate, to account for discontinued operations.

You should read the following selected historical consolidated financial data in conjunction with the more detailed information contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations and our Consolidated Financial Statements and the related notes that we have presented elsewhere in this Annual Report.

	2015	2014	2013	2012	2011
	(in millions except share and per share data)
Statements of Operations Data:
Revenues	$1,955.7	$2,067.8	$1,966.5	$1,925.8	$1,933.2
Cost of sales(a)	1,737.2	1,838.6	1,736.2	1,729.5	1,746.9
Gross profit	218.5	229.2	230.3	196.3	186.3
Gross profit margin	11.2%	11.1%	11.7%	10.2%	9.6%
Selling, general, and administrative expenses(b)	$130.7	$132.6	$132.8	$133.2	$148.2
Amortization expense	0.2	1.5	2.8	4.6	4.6
Restructuring and asset impairment charges, net	8.6	14.2	21.2	10.7	2.7
Operating income	79.0	80.8	73.5	47.8	30.8
Operating income margin	4.0%	3.9%	3.7%	2.5%	1.6%
Interest expense, net	$23.7	$34.2	$50.7	$54.6	$53.8
Income/(loss) from continuing operations	178.3	36.5	(26.3)	(20.6)	(33.7)
Net income/(loss)(c)(d)(e)	195.8	27.1	(16.1)	25.0	(18.2)
Net income attributable to the noncontrolling interests	1.7	5.6	4.2	7.0	5.1
Net income/(loss) attributable to Tower International, Inc.	$194.1	$21.5	$(20.3)	$18.0	$(23.3)
Basic income/(loss) per share:
Income/(loss) per share from continuing operations	$8.37	$1.50	$(1.50)	$(1.37)	$(2.00)
Income/(loss) per share from discontinued operations	0.83	(0.46)	0.50	2.27	0.80
Income/(loss) per share	9.20	1.04	(0.99)	0.90	(1.20)
Weighted average basic shares outstanding (in thousands)	21,093	20,662	20,387	20,081	19,364

	2015	2014	2013	2012	2011
	(in millions except share and per share data)
Diluted income/(loss) per share:
Income/(loss) per share from continuing operations	$8.25	$1.45	$(1.50)	$(1.37)	$(2.00)
Income/(loss) per share from discontinued operations	0.81	(0.44)	0.50	2.27	0.80
Income/(loss) per share	9.06	1.01	(0.99)	0.90	(1.20)
Weighted average diluted shares outstanding (in thousands)	21,408	21,391	20,387	20,081	19,364

	December 31,
	2015	2014	2013	2012	2011
	(in millions)
Balance Sheets Data:
Cash and cash equivalents	$142.6	$148.6	$134.9	$113.9	$135.0
Total assets(f)	1,215.5	1,165.2	1,163.8	1,222.8	1,382.2
Total debt(f)(g)	448.6	484.2	492.0	489.5	574.3
Total stockholders' equity	206.7	99.8	136.9	140.9	97.5

(a)	During the years ended December 31, 2015, 2014, 2012 and 2011, non-cash actuarial pension losses of $9.1 million, $4.2 million, $19.2 million and $33.2 million, respectively, were recorded.
(b)	In connection with the closing of a notes offering and the IPO, we incurred charges of $6.2 million and $18.4 million related to one-time compensation plans for our executive officers during the years ended December 31, 2012 and 2011, respectively.
(c)	During the year ended December 31, 2013, we recorded $42.5 million related to premiums paid and fees incurred in connection with notes repurchases, $5.1 million related to term loan re-pricings, and $0.8 million related to certain secondary offerings. During the year ended December 31, 2012, we recorded a gain of $31.2 million related to the divestiture of the Company’s Korean subsidiary.
(d)	During the year ended December 31, 2014, the Company recorded a loss in discontinued operations of $22.9 million (net of tax) and an actuarial pension loss of $4.2 million.
(e)	During the year ended December 31, 2015, net income included a $131 million deferred tax benefit primarily due to the release of the valuation allowance in the United States and Italy. Refer to Note 9 to our Consolidated Financial Statements for further information regarding our valuation allowances.
(f)	For all years presented, total assets and total debt have been adjusted to reflect the adoption of FASB ASU No. 2015-03 and FASB ASU No. 2015-17. Refer to Note 2 for additional information on these accounting pronouncements.
(g)	Consists of short-term and long-term debt (net of debt issue costs), current portion of long-term debt, and capital lease obligations.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Company Overview

We are a leading integrated global manufacturer of engineered structural metal components and assemblies primarily serving original equipment manufacturers (“OEMs”). We offer our automotive customers a broad product portfolio, supplying body-structure stampings, frame and other chassis structures, as well as complex welded assemblies, for small and large cars, crossovers, pickups, and sport utility vehicles (“SUVs”). Our products are manufactured at 27 facilities strategically located near our customers in North America, Europe, Brazil, and China. We support our manufacturing operations through seven engineering and sales locations around the world. Our products are offered on a diverse mix of vehicle platforms, reflecting the balanced portfolio approach of our business model and the breadth of our product capabilities. We supply products to approximately 170 vehicle models globally to 11 of the 12 largest OEMs based on 2015 production volumes.

We believe that our engineering, manufacturing, and program management capabilities, our competitive cost, our financial discipline, and our colleague engagement position us for long-term success.

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

During 2015, industry production volumes increased from 2014 in three of our four major markets, the exception being a decline in Brazil. According to IHS, industry production is projected to increase in 2016 in three of our four major markets, the exception being Brazil. Any increase may be offset by adverse changes for our customers or products.

As measured by IHS, global industry production of cars and light trucks was 89 million vehicles in 2015 compared to 86 million vehicles in 2014. IHS projects production will reach 96 million vehicles by 2019, reflecting growth in each of our four major markets. We believe that we are well positioned to benefit from this trend, but we are not insulated from short-term fluctuations in the global automotive industry.

Factors Affecting Our Revenues

While overall production volumes are largely driven by economic factors outside of our direct control, we believe that the following elements of our business also impact our revenues:

•	Life cycle of our agreements: Our agreements with OEMs typically follow one of two patterns: Agreements for new models of vehicles normally cover the lifetime of the platform, often awarded two to three years before these models are marketed to the public, while agreements covering design improvements to existing automobiles have shorter expected life cycles, typically with shorter pre-production and development periods. Typically, once a supplier has been designated to supply components for a new platform, an OEM will continue to purchase those parts from the designated manufacturer for the life of the program. For any given agreement, our revenues depend, in part, upon the life cycle status of the applicable product platform. Overall, our revenues are enhanced to the extent that the products we are assembling and producing are in the peak production periods of their life cycles.
•	Product pricing: Generally, our customers negotiate annual price reductions with us during the term of their contracts. When negotiated price reductions are expected to be retroactive, we accrue for such amounts as a reduction of revenues as products are shipped. The extent of our price reductions negatively affects our revenues. We have also been able to negotiate year-over-year price increases in select circumstances.
•	Steel pricing: We require significant quantities of steel in the manufacture of our products. The pricing of our products includes a component for steel which increases as steel prices increase and decreases as steel prices decrease. Depending upon when a steel price change occurs, that change may have a disproportionate effect on our revenues within any particular fiscal period. We purchase a portion of our steel from certain of our customers through various OEM resale programs, where our customers actually negotiate the cost of steel for us. The purchases through customer resale programs have buffered the impact of price swings associated with the procurement of steel. The remainder of our steel purchasing requirements are met through contracts with steel mills, in which we negotiate our own price and seek to pass through steel price increases and decreases to our customers.
•	Foreign exchange: Our foreign exchange transaction risk is limited because we generally purchase materials and produce products in the same currency in which we sell those products to our final customers. However, the translation of foreign currencies back to U.S. dollars may have a significant impact on our revenues, results of operations, cash flows, or stockholders’ equity. Foreign exchange has an unfavorable impact on revenues when the U.S. dollar is relatively strong when compared to foreign currencies and a favorable impact on revenues when the U.S. dollar is relatively weak when

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

Our largest expense is steel material, which is driven by the following factors:

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

Our Segments

Our management reviews our operating results and makes decisions based upon two reportable segments: the Americas and International. For accounting purposes, we have identified four operating segments, which we have aggregated into the two reportable segments. Refer to Note 14 to our Consolidated Financial Statements for further information regarding our operating and reportable segments. Through December 31, 2015, our businesses have had similar economic characteristics, including the nature of the products, margins, production processes, distribution channels, and customers.

Results of Operations — Year Ended December 31, 2015 Compared with the Year Ended December 31, 2014

Automobile production volumes increased during the year ended December 31, 2015 in three of our four major markets compared to the year ended December 31, 2014, the exception being a decline in Brazil. The following table presents production volumes in specified regions according to IHS for the year ended December 31, 2015 compared to the year ended December 31, 2014 (in millions of units produced):

	Europe	China	North America	Brazil
2015 production volumes	20.9	22.4	17.5	2.3
2014 production volumes	20.0	21.3	17.0	3.0
Increase/(decrease)	0.9	1.1	0.5	(0.7)
Percentage change	5%	5%	3%	(23)%

The following table presents selected financial information for the years ended December 31, 2015 and 2014 (in millions).

	International		Americas		Consolidated
	Year Ended December 31,		Year Ended December 31,		Year Ended December 31,
	2015	2014	2015	2014	2015	2014
Revenues	$724.9	$842.3	$1,230.8	$1,225.5	$1,955.7	$2,067.8
Cost of sales	648.0	763.1	1,089.2	1,075.5	1,737.2	1,838.6
Gross profit	76.9	79.2	141.6	150.0	218.5	229.2
Selling, general, and administrative expenses	36.6	43.8	94.1	88.9	130.7	132.7
Amortization	—	1.1	0.2	0.4	0.2	1.5
Restructuring and asset impairment charges, net	0.2	4.0	8.4	10.2	8.6	14.2
Operating income	$40.1	$30.3	$38.9	$50.5	79.0	80.8
Interest expense, net					23.7	34.2
Other expense					—	0.1
Provision/(benefit) for income taxes					(123.0)	9.3
Equity in loss of joint venture					—	(0.7)
Income/(loss) from discontinued operations, net of tax					17.5	(9.4)
Net income attributable to noncontrolling interest					1.7	5.6
Net income attributable to Tower International, Inc.					$194.1	$21.5

Comparison of Periods — GAAP Analysis of Consolidated Results

Revenues

Total revenues decreased during the year ended December 31, 2015 by $112.1 million, or 5%, from the year ended December 31, 2014, despite higher volume in our Americas segment ($47.3 million) and in our International segment ($26.5 million). Revenues were negatively impacted by the strengthening of the U.S. dollar against the Euro in our International segment ($128.8 million), and the strengthening of the U.S. dollar against the Brazilian Real ($39.2 million) in our Americas segment. Revenues were also adversely impacted by unfavorable pricing ($17.9 million).

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

Total gross profit decreased by $10.7 million from the year ended December 31, 2014 while our gross profit margin increased from 11.1% during 2014 to 11.2% during 2015. The decline in gross profit reflected unfavorable foreign exchange ($14.7 million, excluding the impact on depreciation), and unfavorable product mix ($1.3 million), offset partially by higher volume ($11.8 million). All other factors were net unfavorable by $6.5 million. Cost of sales was negatively impacted by unfavorable pricing and economics ($35.6 million), higher launch costs ($6.6 million), a larger pension actuarial loss ($4.9 million), and the loss on the sale of facility in Brazil ($0.7 million). These factors were offset partially by favorable efficiencies ($29.5 million), and the non-recurrence of a one-time unfavorable retroactive commercial settlement during the prior period related to 2010 to 2013 scrap ($6 million).

Total gross profit was also positively impacted by a decrease in the depreciation included in cost of sales from $79.7 million during the year ended December 31, 2014 to $74.5 million during the year ended December 31, 2015.

Selling, General, and Administrative Expenses (“SG&A”)

Total SG&A decreased $2.0 million from the year ended December 31, 2014, reflecting favorable foreign exchange, offset partially by higher incentive compensation costs.

Amortization Expense

Total amortization expense decreased $1.3 million from the year ended December 31, 2014. During 2015, the amortization expense reflects the amortization of customer relationships in North America related to a Mexican acquisition. During 2014, the amortization expense reflects primarily the amortization of customer relationships in Europe and Brazil, which became fully amortized during 2014.

Restructuring and Asset Impairment Expense

Total restructuring and asset impairment expense decreased $5.6 million from the year ended December 31, 2014. During 2015, we incurred charges in the Americas segment related to a liability established to reflect a change in estimated future rents on a previously closed facility, ongoing maintenance expense of facilities closed as a result of prior actions, and severance charges to reduce fixed costs. During 2014, we incurred charges related to the buyout of a lease on a previously closed facility, a goodwill impairment charge in Brazil, ongoing maintenance expense of facilities closed as a result of prior actions, severance charges to reduce fixed costs, and an impairment charge on a facility in None, Italy, which was sold during the fourth quarter.

Interest Expense, net

Interest expense, net decreased $10.5 million, or 31%, from the year ended December 31, 2014, reflecting primarily lower interest due to lower borrowings in Brazil ($3.9 million), mark-to-market gains on our derivative financial instruments ($3.1 million), and lower expense on our Term Loan ($2.3 million).

Other Expense

Other expense decreased $0.1 million from the year ended December 31, 2014.

Provision for Income Taxes

Income tax expense from continuing operations decreased $132.3 million from the year ended December 31, 2014, reflecting a net $131 million deferred tax benefit recorded in the U.S. and Italy in the fourth quarter. The deferred tax benefits recorded in the fourth quarter were primarily attributable to releasing beginning of the year valuation allowances on our deferred tax assets, less current year utilization of some of the deferred tax assets, in both of these countries. The Company would have recorded tax expense of $8.5 million without the release of the two valuation allowances.

We released the U.S. valuation allowance primarily because we believe U.S. automobile production levels will continue at 2015 volume levels until at least 2017. At current U.S. production volumes, over the past two years the Company has achieved U.S. profits that we believe are sustainable. We have also obtained new business in the U.S. that we believe will increase our future profitability. Furthermore, lower interest rates have allowed the Company to reduce our borrowing costs and improve U.S. profits significantly. We expect these positive economic conditions will continue. Therefore, given the positive objective performance of the last two years coupled with our belief that U.S. production volumes will continue due to favorable economic conditions, we believe it is more likely than not that we will fully utilize our U.S. deferred tax assets.

After releasing the U.S. valuation allowance, the U.S. has approximately $118.1 million of deferred tax assets after subtracting deferred tax liabilities and a remaining valuation allowance on state tax credits. These U.S. deferred tax assets primarily consist of $51.1 million of Federal net operating loss carryforwards, $18.6 million of research credits and $40 million of future deductible temporary differences for pension and compensation related liabilities. These deductible temporary differences will become deductions when they are paid or funded. We believe the utilization of these deferred tax assets will enable the Company to effectively eliminate our U.S. cash tax liability until 2019, except for some immaterial amounts for alternative minimum tax and state income taxes.

Beginning in 2016, as we utilize these deferred tax assets, we will begin to book non-cash Federal and state deferred income tax expense at an estimated effective tax rate of 35% of pre-tax income for our U.S. operations.

Previously, we estimated that if our U.S. valuation allowance were released, we would realize a U.S. tax benefit of approximately $80 million. The actual deferred tax asset recorded was $118.1 million, as certain “tax extender” legislation was approved by the U.S. government in late December 2015. As a result, we were able to obtain additional tax benefits than previously estimated. At the time of the preliminary estimate, we could not assume that these tax extenders would be approved. The tax extenders that were favorable to the Company were the permanent extension of the Federal research credit, the extension until 2019 of accelerated bonus tax depreciation and the look through provisions on foreign related party intercompany dividends and interest.

During 2013, Cerberus, our principal stockholder at the time, sold its ownership in the Company. The sale constituted an ownership change under Section 382 of the Internal Revenue Code. Under Section 382, the amount of U.S. net operating losses generated before the ownership change that can be utilized after the change is limited. We do not anticipate the 382 limitation will have any material impact on our ability to reduce our U.S. cash tax liability.

We expect the Internal Revenue Service to complete the examination of tax years 2011 – 2013 in the first half of 2016.

Noncontrolling Interest, Net of Tax

The adjustment to our earnings required to give effect to the elimination of noncontrolling interests decreased by $3.9 million from the year ended December 31, 2014, reflecting decreased earnings in our consolidated Chinese joint venture during 2015.

Comparison of Periods — Non-GAAP Analysis of Adjusted EBITDA

A reconciliation of Adjusted EBITDA to net income attributable to Tower International, Inc. for the periods presented is set forth below (in millions):

	International		Americas		Consolidated
	Year Ended December 31,		Year Ended December 31,		Year Ended December 31,
	2015	2014	2015	2014	2015	2014
Adjusted EBITDA	$61.2	$64.4	$129.5	$139.8	$190.7	$204.2
Intercompany charges	7.6	5.4	(7.6)	(5.4)	—	—
Restructuring and asset impairment charges, net	(0.2)	(4.0)	(8.4)	(10.2)	(8.6)	(14.2)
Depreciation and amortization	(28.5)	(35.1)	(51.3)	(52.1)	(79.8)	(87.2)
Acquisition costs and other	—	(0.4)	(0.8)	(0.1)	(0.8)	(0.5)
Long-term non-cash compensation(a)	—	—	(12.7)	(11.3)	(12.7)	(11.3)
Loss on sale of a Brazil facility(b)	—	—	(0.7)	—	(0.7)	—
Commercial settlement related to 2010-13 scrap(c)	—	—	—	(6.0)	—	(6.0)
Pension actuarial loss	—	—	(9.1)	(4.2)	(9.1)	(4.2)
Operating income	$40.1	$30.3	$38.9	$50.5	79.0	80.8
Interest expense, net					(23.7)	(34.2)
Other expense					—	(0.1)
Benefit/(provision) for income taxes					123.0	(9.3)

	International		Americas		Consolidated
	Year Ended December 31,		Year Ended December 31,		Year Ended December 31,
	2015	2014	2015	2014	2015	2014
Equity in loss of joint venture					—	(0.7)
Income/(loss) from discontinued operations, net of tax(d)					17.5	(9.4)
Net income attributable to noncontrolling interest					(1.7)	(5.6)
Net income attributable to Tower International, Inc.					$194.1	$21.5

(a)	Represents the compensation expense related to stock options, restricted stock units, one-time CEO compensation awards, and certain compensation programs intended to benefit our long-term success and growth. The compensation charges are incurred during the applicable vesting periods of each program.
(b)	Represents the loss on the sale of one of our two operations in Brazil. Net cash proceeds from this sale were $9.5 million. This operation did not meet the criteria to be considered held for sale in accordance with FASB ASC No. 360 Property, Plant, and Equipment, and was not presented as discontinued operations in our Consolidated Financial Statements, in accordance with FASB ASC No. 205, Discontinued Operations.
(c)	Represents a one-time retroactive commercial settlement related to 2010-13 scrap.
(d)	Represents the loss on discontinued operations for the years ended 2015 and 2014. Included in 2015 is the gain on the sale of China joint ventures ($19 million, net).

The following table presents revenues (a GAAP measure) and Adjusted EBITDA (a non-GAAP measure) for the years ended December 31, 2015 and 2014 (in millions) as well as explanations of variances:

	International		Americas		Consolidated
	Revenues	Adjusted EBITDA(e)	Revenues	Adjusted EBITDA(e)	Revenues	Adjusted EBITDA(e)
2015 results	$724.9	$61.2	$1,230.8	$129.5	$1,955.7	$190.7
2014 results	842.3	64.4	1,225.5	139.8	2,067.8	204.2
Variance	$(117.4)	$(3.2)	$5.3	$(10.3)	$(112.1)	$(13.5)
Variance attributable to:
Volume and mix	$26.5	$8.9	$47.3	$1.6	$73.8	$10.5
Foreign exchange	(128.8)	(12.5)	(39.2)	1.3	(168.0)	(11.2)
Pricing and economics	(15.1)	(12.1)	(2.8)	(25.5)	(17.9)	(37.6)
Efficiencies	—	13.2	—	16.3	—	29.5
Selling, general, and administrative expenses and other items(f)	—	(0.7)	—	(4.0)	—	(4.7)
Total	$(117.4)	$(3.2)	$5.3	$(10.3)	$(112.1)	$(13.5)

(e)	We have presented a reconciliation of Adjusted EBITDA to net income/(loss) attributable to Tower International, Inc, above.
(f)	When we refer to “selling, general, and administrative expenses and other items”, the “other items” refer to (i) savings which we generate after implementing restructuring actions, (ii) the costs associated with launching new products, and (iii) one-time items which may include reimbursement of costs.

Adjusted EBITDA

When we analyze Adjusted EBITDA, we separately categorize external factors — volume, product mix, and foreign exchange — and all other factors which impact Adjusted EBITDA, which we refer to as “other factors.”

Consolidated Company:  Consolidated Adjusted EBITDA decreased by $13.5 million, or 7%, from the year ended December 31, 2014, despite higher volume ($11.8 million), offset partially by unfavorable foreign exchange ($11.2 million), and unfavorable product mix ($1.3 million). All other factors were net unfavorable by $12.8 million. Unfavorable pricing and economics ($37.6 million) and unfavorable SG&A expenses and other items, reflecting primarily higher launch costs ($4.7 million), were offset partially by favorable efficiencies ($29.5 million).

International Segment:  In our International segment, Adjusted EBITDA decreased by $3.2 million, or 5%, from the year ended December 31, 2014, despite higher volume ($10.2 million), offset partially by unfavorable product mix ($1.3 million), and unfavorable foreign exchange ($12.5 million). All other factors were net favorable by $0.4 million. Favorable efficiencies ($13.2 million) were offset partially by unfavorable pricing and economics ($12.1 million), principally product pricing and labor costs, and unfavorable SG&A and other items ($0.7 million).

Americas Segment:  In our Americas segment, Adjusted EBITDA decreased by $10.3 million, or 7%, from the year ended December 31, 2014, despite higher volumes ($1.6 million) and favorable foreign exchange ($1.3 million). All other factors were net unfavorable by $13.2 million. Favorable efficiencies ($16.3 million) were offset by unfavorable pricing and economics ($25.5 million), principally product pricing and labor costs, and unfavorable SG&A expenses and other items ($4 million). SG&A expenses and other items reflect primarily higher launch costs ($5 million).

Results of Operations — Year Ended December 31, 2014 Compared with the Year Ended December 31, 2013

Automobile production volumes increased during the year ended December 31, 2014 in each of our four major markets compared to the year ended December 31, 2013. The following table presents production volumes in specified regions according to IHS for the year ended December 31, 2014 compared to the year ended December 31, 2013 (in millions of units produced):

	Europe	China	North America	Brazil
2014 production volumes	20.0	21.3	17.0	3.0
2013 production volumes	19.4	19.5	16.2	3.5
Increase/(decrease)	0.6	1.8	0.8	(0.5)
Percentage change	3%	10%	5%	(14)%

The following table presents select financial information for the years ended December 31, 2014 and 2013 (in millions).

	International		Americas		Consolidated
	Year Ended December 31,		Year Ended December 31,		Year Ended December 31,
	2014	2013	2014	2013	2014	2013
Revenues	$842.3	$815.5	$1,225.5	$1,151.0	$2,067.8	$1,966.5
Cost of sales	763.1	732.4	1,075.5	1,003.8	1,838.6	1,736.2
Gross profit	79.2	83.1	150.0	147.2	229.2	230.3
Selling, general, and administrative expenses	43.8	45.5	88.9	87.3	132.7	132.8
Amortization	1.1	2.1	0.4	0.7	1.5	2.8
Restructuring and asset impairment charges, net	4.0	2.7	10.2	18.5	14.2	21.2
Operating income	$30.3	$32.8	$50.5	$40.7	80.8	73.5
Interest expense, net					34.2	50.7
Other expense					0.1	48.4
Provision for income taxes					9.3	0.2
Equity in loss of joint venture					(0.7)	(0.6)

	International		Americas		Consolidated
	Year Ended December 31,		Year Ended December 31,		Year Ended December 31,
	2014	2013	2014	2013	2014	2013
Income/(loss) from discontinued operations, net of tax					(9.4)	10.3
Net income attributable to noncontrolling interest					5.6	4.2
Net income/(loss) attributable to Tower International, Inc.					$21.5	$(20.3)

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

Gross Profit

Total gross profit decreased by $1.1 million, or 1%, from the year ended December 31, 2013 and our gross profit margin decreased from 11.7% during the 2013 period to 11.1% during the 2014 period, as explained by unfavorable product mix ($8.3 million), additional volume-related fixed costs ($5 million), and unfavorable foreign exchange ($2.8 million, excluding the impact on depreciation), offset partially by higher volume ($28.4 million). All other factors were net unfavorable by $13.4 million. Cost of sales was negatively impacted by unfavorable pricing and economics ($28.7 million), a one-time unfavorable retroactive commercial settlement during the current period related to 2010 to 2013 scrap ($6 million), higher launch costs ($5.7 million), a pension actuarial loss ($4.2 million), the non-recurrence of the gain recognized in connection with the de-consolidation of our Chinese joint venture ($1.5 million) in 2013, and the non-recurrence of the reversal of a loss contingency in Brazil related to favorable settlements ($1.5 million) in 2013. These factors were offset partially by favorable efficiencies ($28.2 million).

Total gross profit was also positively impacted by a decrease in the depreciation included in cost of sales from $81.1 million during the year ended December 31, 2013 to $79.7 million during the year ended December 31, 2014.

Selling, General, and Administrative Expenses (“SG&A”)

Total SG&A decreased $0.1 million from the year ended December 31, 2013.

Amortization Expense

Total amortization expense decreased $1.3 million, or 46%, from the year ended December 31, 2013, reflecting primarily the amortization of customer relationships in Europe and Brazil, which became fully amortized during 2014. No further amortization expense related to these intangibles will be incurred beyond 2014.

Restructuring and Asset Impairment Expense

Total restructuring and asset impairment expense decreased $7 million from the year ended December 31, 2013. During 2014 we incurred charges related to the buyout of a lease on a previously closed facility, a goodwill impairment charge in Brazil, ongoing maintenance expense of facilities closed as a result of prior actions, severance charges to reduce fixed costs, and an impairment charge on a facility in None, Italy, which was sold during the fourth quarter. During 2013 we incurred charges related to the closure of Tower Defense & Aerospace, LLC (“TD&A”), the ongoing maintenance expense of facilities closed as a result of prior actions, an impairment charge on a facility we ceased using in our Americas segment, an impairment charge on a facility classified as held for sale and sold during 2013 in our International segment, charges related to the relocation of a facility in our International segment, and severance related charges to reduce fixed costs.

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

Comparison of Periods — Non-GAAP Analysis of Adjusted EBITDA

A reconciliation of Adjusted EBITDA to net income/(loss) attributable to Tower International, Inc. for the periods presented is set forth below (in millions):

	International		Americas		Consolidated
	Year Ended December 31,		Year Ended December 31,		Year Ended December 31,
	2014	2013	2014	2013	2014	2013
Adjusted EBITDA	$64.4	$63.9	$139.8	$130.0	$204.2	$193.9
Intercompany charges	5.4	8.3	(5.4)	(8.3)	—	—
Restructuring and asset impairment charges, net	(4.0)	(2.7)	(10.2)	(18.5)	(14.2)	(21.2)
Depreciation and amortization	(35.1)	(35.8)	(52.1)	(53.0)	(87.2)	(88.8)
Acquisition costs and other	(0.4)	(0.9)	(0.1)	(0.1)	(0.5)	(1.0)
Long-term non-cash compensation(a)	—	—	(11.3)	(6.6)	(11.3)	(6.6)
Commercial settlement related to 2010 – 13 scrap(b)	—	—	(6.0)	—	(6.0)	—
Pension actuarial loss	—	—	(4.2)	—	(4.2)	—
Closure of TD&A(c)	—	—	—	(2.8)	—	(2.8)
Operating income	$30.3	$32.8	$50.5	$40.7	80.8	73.5
Interest expense, net					(34.2)	(50.7)
Other expense(d)					(0.1)	(48.4)
Provision for income taxes					(9.3)	(0.2)
Equity in loss of joint venture(e)					(0.7)	(0.6)
Income/(loss) from discontinued operations, net of tax					(9.4)	10.3
Net income attributable to noncontrolling interest					(5.6)	(4.2)
Net income/(loss) attributable to Tower International, Inc.					$21.5	$(20.3)

(a)	Represents the compensation expense related to stock options, restricted stock units, one-time CEO compensation awards, and certain compensation programs intended to benefit our long-term success and growth. The compensation charges are incurred during the applicable vesting periods of each program.
(b)	Represents a one-time retroactive commercial settlement related to 2010-13 scrap.
(c)	Represents the exclusion of the non-recurring losses associated with the closing of TD&A in 2013. These losses do not relate to the operations of our core business.
(d)	Represents the fees paid in connection with our Second Term Loan Amendment during the first quarter of 2014, the premium paid and tender fee incurred in connection with the Tender Offer and the repurchase of our notes, the premium paid and fees incurred in connection with the re-pricing of our Term Loan Credit Facility, the premium paid in connection with the redemption of $43 million of our notes during the second quarter of 2013, the premium paid in connection with the redemption of the remaining $43 million of our notes during the third quarter of 2013, the transaction costs incurred in connection with secondary offerings during 2013, and the breakage fee incurred to reduce the Letter of Credit Facility in the second quarter of 2013.
(e)	Represents the net loss attributable to our Ningbo joint venture, which we do not consolidate in our financial statements given the non-controlling nature of our interest in this entity. The financial results of Ningbo are consolidated within our financial statements for periods prior to a change in control of the joint venture, which occurred during the second quarter of 2013.

The following table presents revenues (a GAAP measure) and Adjusted EBITDA (a non-GAAP measure) for the years ended December 31, 2014 and 2013 (in millions) as well as an explanation of variances:

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

Americas Segment:  In our Americas segment, Adjusted EBITDA increased by $9.8 million, or 8%, from the year ended December 31, 2013, reflecting primarily higher volumes ($20.3 million), offset partially by unfavorable product mix ($8.7 million), additional volume-related fixed costs ($4.1 million), and unfavorable foreign exchange ($1.2 million). All other factors were net favorable by $3.5 million. Favorable efficiencies ($19.6 million) were offset partially by unfavorable pricing and economics ($10.4 million), principally product pricing and labor costs and unfavorable SG&A expenses and other items ($5.7 million). SG&A spending and other items reflect primarily higher launch costs ($3.1 million) and the non-recurrence of the reversal of a loss contingency in Brazil in 2013 due to favorable tax settlements ($1.5 million).

Restructuring and Asset Impairments

The following table sets forth our net restructuring and asset impairment charges by type for the periods presented (in millions):

	Year Ended December 31,
	2015	2014	2013
Employee termination costs	$1.0	$1.6	$2.3
Other exit costs	7.6	8.0	7.7
Asset impairment charges	—	4.6	11.2
Total restructuring expense	$8.6	$14.2	$21.2

We restructure our global operations in an effort to align our capacity with demand and to reduce our costs. Restructuring costs include employee termination benefits and other incremental costs resulting from restructuring activities. These incremental costs principally include equipment and personnel relocation costs. Restructuring costs are recognized in our Consolidated Financial Statements in accordance with FASB ASC No. 420, Exit or Disposal Obligations, and are presented in our Consolidated Statements of Operations as restructuring and asset impairment charges, net. We believe the restructuring actions discussed below will help our efficiency and results of operations on a going forward basis.

The charges incurred in our Americas segment during 2015 related to a liability established to reflect a change in estimated future rents on a previously closed facility, ongoing maintenance expense of facilities closed as a result of prior actions and severance charges to reduce fixed costs. The charges incurred in the International segment related to severance charges to reduce fixed costs and a revision of a previous estimate.

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

We expect to continue to incur additional restructuring expense in 2016 related primarily to previously announced restructuring actions and we may engage in new actions if business conditions warrant further actions. We do not anticipate any additional expense that will be significant with respect to previously announced actions.

Liquidity and Capital Resources

General

We generally expect to fund expenditures for operations, administrative expenses, capital expenditures, and debt service obligations with internally generated funds from operations and we generally expect to satisfy working capital needs from time-to-time with borrowings under our revolving credit facility or cash on hand. As of December 31, 2015, we had available liquidity of approximately $371.7 million, which we believe is adequate to fund our working capital requirements for at least the next twelve months. We believe that we will be able to meet our debt service obligations and fund operating requirements for at least the next twelve months with cash flow from operations, cash on hand, and borrowings under our revolving credit facility.

Cash Flows and Working Capital

The following table shows the components of our cash flows from continuing operations for the periods presented (in millions):

	Year Ended December 31,
	2015	2014	2013
Net cash provided by/(used in):
Operating activities	$102.6	$112.6	$127.8
Investing activities	(136.9)	(99.2)	(72.3)
Financing activities	(10.4)	(2.6)	(61.1)

Net Cash Provided by Operating Activities

During the year ended December 31, 2015, we generated $102.6 million of cash flow from operations, compared with $112.6 million during the year ended December 31, 2014. The primary reason for this decrease was unfavorable timing of the net effect of payments and receipts of customer funded tooling, offset partially by a favorable fluctuation in working capital, and lower cash interest and lower cash taxes.

During the year ended December 31, 2013, we generated $127.8 million of cash flow from operations. The primary reason for the decrease in 2014 when compared to 2013 was an unfavorable fluctuation in working capital items offset partially by lower cash interest during 2014 when compared to 2013. During the year ended December 31, 2014, we utilized $9.1 million of cash from working capital items, compared to $27.7 million of cash generated during 2013. The $36.8 million change reflects primarily the unfavorable fluctuation in net trade accounts receivable and payable of $27.5 million and the unfavorable timing of the net effect of payments and receipts of customer funded tooling of $20.9 million, offset partially by a favorable inventory fluctuation of $3 million.

Net Cash Used in Investing Activities

Net cash utilized in investing activities was $136.9 million during 2015, compared to $99.2 million during 2014. The $37.7 million change in cash used reflects increased capital expenditures, related primarily to the timing of program launches, and the acquisition of a facility in Mexico, offset partially by the sale of a facility in Brazil.

Net cash utilized in investing activities was $72.3 million during 2013. The $26.9 million change in cash used in 2014 compared to 2013 reflects primarily increased capital expenditures, related primarily to the timing of program launches, reflecting an opportunistic conquest award and growth opportunities in Mexico, offset partially by the deconsolidation of our Ningbo joint venture during the second quarter of 2013.

Net Cash Used In Financing Activities

Net cash used in financing activities was $10.4 million during 2015, compared to $2.6 million during 2014. The $7.8 million change was attributable primarily to net repayment of borrowings, purchase of treasury stock, and dividend payments, offset partially by proceeds received from the termination of cross currency swaps.

Net cash used in financing activities was $61.1 million during 2013. The $58.5 million change in cash used in 2014 compared to 2013 was attributable primarily to the non-recurrence of premiums paid on the redemption of our notes in 2013, the proceeds received from the additional term loans of approximately $33 million, and lower debt financing costs paid in 2014 when compared to 2013, offset partially by decreased borrowings.

Working Capital

We manage our working capital by monitoring key metrics principally associated with inventory, accounts receivable, and accounts payable. Our quarterly average inventory days on hand remained constant at 16 days during the fourth quarter of 2015 and the fourth quarter of 2014. Our inventory levels increased from $69.8 million at December 31, 2014 to $70.6 million at December 31, 2015.

Our accounts receivable balance increased from $230.4 million as of December 31, 2014 to $250.9 million as of December 31, 2015. The change reflects primarily the increase of accounts receivable related to customer funded tooling, which resulted from the timing of customer funded programs.

Our accounts payable balance increased from $257 million as of December 31, 2014 to $297.7 million as of December 31, 2015. The change reflects primarily the increase of trade accounts payable, reflecting primarily the matching of terms with our customers and vendors, and the increase of accounts payable related to customer funded tooling, which resulted from the timing of customer programs.

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

On December 31, 2015 and 2014, we had working capital balances of $99.7 million and $177.3 million, respectively. This decrease primarily reflects working capital that was included in assets and liabilities held for sale in 2014.

Sources and Uses of Liquidity

Our available liquidity at December 31, 2015 was $371.7 million, which consisted of $142.6 million of cash on hand, and unutilized borrowing availability under our U.S. and foreign credit facilities of $190.4 million and $38.7 million, respectively. A portion of our cash balance is located at foreign subsidiaries and is presently being used to fund operations at and investment in those locations. As of December 31, 2014 and 2013, we had available liquidity of approximately $363.7 million and $288 million, respectively, excluding the cash and unutilized borrowing availability at our discontinued operations.

As of December 31, 2015, we had short-term debt of $29.4 million, of which $22.7 million related to receivables factoring in Europe, $1.3 million related to other indebtedness in Europe, $4.5 million related to current maturities of our Term Loan Credit Facility, and $0.9 million related to debt in Brazil. Historically, we have been successful in renewing this debt as it becomes due, but we cannot provide assurance that this debt will continue to be renewed or, if renewed, that this debt will continue to be renewed under the same terms. The receivables factoring in Europe consists of uncommitted demand facilities, which are subject to termination at the discretion of the banks, although we have not experienced any terminations by the banks. We believe that we will be able to continue the receivables factoring in Europe.

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

	Year Ended December 31,
	2015	2014	2013
Net cash provided by continuing operating activities	$102.6	$112.6	$127.8
Cash disbursed for purchases of property, plant, and equipment, net	(124.6)	(98.4)	(78.0)
Free cash flow	(22.0)	14.2	49.8
Less: Net cash provided/(disbursed) for customer-owned tooling	(32.7)	(5.3)	15.5
Adjusted free cash flow	$10.7	$19.5	$34.3

Adjusted free cash flow was $10.7 million during 2015, compared to $19.5 million during 2014. The $8.8 million difference in adjusted free cash flow reflects primarily lower adjusted EBITDA.

Adjusted free cash flow was $34.3 million during 2013. The $14.8 million difference in adjusted free cash flow from 2014 reflects primarily increased capital spending.

Debt

As of December 31, 2015, we had outstanding indebtedness, excluding capital lease obligations, of approximately $441.6 million, which consisted of the following:

•	$415.9 million (net of a $1.2 million discount) indebtedness outstanding under our Term Loan Credit Facility
•	$34.7 million of foreign subsidiary indebtedness
•	$9 million of debt issue costs netted against our indebtedness

In January 2016, the Company made a $50 million voluntary repayment on the Term Loan credit facility further reducing our indebtedness.

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

The Third Amended Revolving Credit Facility Agreement amended and restated, in its entirety, the Second Amended Revolving Credit Facility Agreement, dated as of June 19, 2013, by and among the Borrower, its domestic affiliate and domestic subsidiary guarantors named therein, and the lenders party thereto, and the Agent. The Third Amended Revolving Credit Facility Agreement provides for a cash flow revolving credit facility (the “Amended Revolving Credit Facility”) in the aggregate amount of up to $200 million. Our Third Amended Revolving Credit Facility Agreement also provides for the issuance of letters of credit in an aggregate amount not to exceed $50 million, provided that the total amount of credit (inclusive of revolving loans and letters of credit) extended under our Third Amended Revolving Credit Facility Agreement is subject to an overall cap, on any date, of $200 million. We may request the issuance of Letters of Credit denominated in Dollars or Euros. As of December 31, 2015, we had no borrowings outstanding under our Amended Revolving Credit Facility and $9.6 million of letters of credit outstanding under the Third Amended Revolving Credit Facility Agreement. Thus, we could have borrowed an additional $190.4 million under the Third Amended Revolving Credit Facility Agreement as of December 31, 2015, calculated as follows (in millions):

Total Revolving Credit Commitment	$200.0
Borrowings on Amended Revolving Credit Facility	—
Letters of credit outstanding	9.6
Availability on Third Amended Revolving Credit Facilty Agreement	$190.4

Advances under our Amended Revolving Credit Facility bear interest at a base rate plus a margin or at LIBOR plus a margin. The applicable margin is determined by our Total Net Leverage Ratio. The applicable margin for the base rate based borrowings as of December 31, 2015 was 1.25%. The applicable margin for the LIBOR based borrowings as of December 31, 2015 was 2.25%. Borrowings outstanding under our Amended Revolving Credit Facility may vary significantly from time to time, depending on our cash needs at any given time. Our Amended Revolving Credit Facility matures on September 17, 2019.

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

Capital and Operating Leases

We maintain capital leases primarily for a manufacturing facility and certain manufacturing equipment. We have several operating leases, including leases for office and manufacturing facilities, as well as certain equipment, with lease terms expiring between the years 2017 and 2026. As of December 31, 2015, our total future operating lease payments amounted to $108.7 million and the present value of minimum lease payments under our capital leases amounted to $6.9 million. As of December 31, 2015, we were committed to making lease payments during 2016 of not less than $24.8 million on our operating leases and not less than $1.3 million on our capital leases.

Capital Expenditures

In general, we are awarded new automotive business two to three years prior to the launch of a particular program. During the pre-launch period, we typically invest significant resources in the form of capital expenditures for the purchase and installation of the machinery and equipment necessary to manufacture the awarded products. Some of our recent major awards in 2014 and 2015 have been on a more accelerated timing and have launched approximately 6 months after being awarded. Capital expenditures for the years ended December 31, 2015 and 2014 were $124.6 million and $98.4 million, respectively. The increase reflects primarily the timing of customer program launches. Our capital spending for 2016 is expected to be approximately $125 million.

Off-Balance Sheet Obligations

In addition to the operating leases described above, our off-balance sheet obligations consist of obligations under our Third Amended Revolving Credit Facility. As of December 31, 2015, letters of credit outstanding were $9.6 million under our Third Amended Revolving Credit Facility.

Covenants

As of December 31, 2015, the Company was in compliance with all financial covenants that govern its credit agreements.

Net Debt

Net debt is a non-GAAP measure that represents total debt less cash and cash equivalents. We regard net debt as a useful measure of our outstanding debt obligations. Our use of the term “net debt” should not be understood to mean that we will use any cash on hand to repay debt. Net debt is calculated as follows (in millions):

	As of December 31,
	2015	2014	2013
Total debt, including capital leases and net of debt issue costs	$448.6	$484.2	$492.0
Less: Cash and cash equivalents	142.6	148.6	134.9
Add: Cash attributable to discontinued operations	—	16.0	—
Net debt	$306.0	$351.6	$357.1

As of December 31, 2015, our net debt was $306 million, compared to $351.6 million as of December 31, 2014. The $45.6 million change reflects primarily the proceeds from the sale of two China joint ventures, the sale of a facility in Brazil, and the proceeds from the termination of cross currency swaps, offset partially by negative free cash flow and the acquisition of a facility in Mexico.

As of December 31, 2013, our net debt was $357.1 million. The $5.5 million change from 2013 to 2014 reflects primarily favorable free cash flow offset partially by the remittance of dividends to our noncontrolling interests.

Contractual Obligations and Commercial Commitments

Our contractual obligations and commercial commitments as of December 31, 2015 are summarized below (in millions):

Contractual Obligations	Total	Less than 1 Year	2 – 3 Years	4 – 5 Years	After 5 Years
Long-term debt (including current portion):
Term Loan Credit Facility(a)	$415.9	$4.5	$9.0	$402.4	$—
Other subsidiary indebtedness	34.7	24.9	8.8	0.8	0.2
Cash interest payments	72.8	17.6	32.3	22.8	0.1
Pension contributions(b)	83.5	7.6	18.6	23.6	33.7
Expected tax payments(c)	9.2	1.1	1.8	1.9	4.4
Capital and tooling purchase obligations(d)	182.7	182.7	—	—	—
Capital lease obligations(e)	7.7	1.3	6.4	—	—
Operating leases	108.7	24.8	44.6	27.0	12.3
Total contractual obligations at December 31, 2015	$915.2	$264.5	$121.5	$478.5	$50.7

(a)	In January 2016, we prepaid an additional $50 million on our Term Loan.
(b)	Represents expected future contributions required to fund our pension plan, based on current actuarial assumptions.
(c)	Represents payments expected to be made to various governmental agencies relating to certain tax positions taken pursuant to FASB ASC No. 450, Accounting for Uncertain Tax Positions.
(d)	Represents obligations under executory purchase orders related to capital and tooling expenditures.
(e)	Represents principal and interest payments on our capital lease obligations.

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

At December 31, 2015, the carrying value and estimated fair value of our total debt was $450.6 million and $434.2 million, respectively. At December 31, 2014, the carrying value and estimated fair value of our total debt was $487.2 million and $481.7 million, respectively. The majority of our debt at December 31, 2015 and 2014 was comprised of the Term Loan Credit Facility, which can be traded between financial institutions. Accordingly, this debt has been classified as Level 2. The fair value was determined based upon quoted values. The remainder of our debt, primarily consisting of foreign subsidiary indebtedness, is asset-backed and is classified as Level 3. As this debt carries variable rates and minimal credit risk, the book values approximate the fair values.

We have foreign currency exchange hedges and an interest rate swap that were measured at fair value on a recurring basis at December 31, 2015 and 2014. At December 31, 2015, the foreign currency exchange hedge (net investment hedge) had a liability fair value of $9 million. The interest rate swap (not designated for hedge accounting) had a liability fair value of $2.6 million. These instruments are recorded in other assets, net or other non-current liabilities in our Consolidated Balance Sheets and are measured using Level 2 observable inputs. The fair values of these instruments are determined with the assistance of third-party valuation models.

Our derivatives are over-the-counter customized derivative transactions and are not exchange traded. We estimate the fair value of these instruments using industry-standard valuation models such as discounted cash flow. These models project future cash flows and discount the future amounts to a present value using market-based expectations for interest rates, foreign exchange rates, and the contractual terms of the derivative instruments. The discount rate used is the relevant interbank deposit rate (e.g., LIBOR) plus an adjustment for non-performance risk.

The following table provides each major category of assets and liabilities measured at fair value on a nonrecurring basis during the year ended December 31, 2015 (in millions):

	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Total gains/ (losses)
	Level 1	Level 2	Level 3
Long-lived assets held for sale	Not applicable	Not applicable	$13.4	$4.1

For the year ended December 31, 2015, in accordance with FASB ASC No. 360, Property, Plant, & Equipment, long-lived assets of one of the joint ventures held for sale, with a carrying amount of $9.3 million, were adjusted to their fair value of $13.4 million, resulting in a gain of $4.1 million, which is included in income/(loss) from discontinued operations, net of tax for the year ended December 31, 2015. This gain represents the reversal of a portion of the impairment loss recorded in 2014. The fair value of the assets was determined based upon consideration of the negotiated sales price in the sales agreement.

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

For the year ended December 31, 2014, in accordance with FASB ASC No. 360, long-lived assets of one of the joint ventures held for sale, with a carrying amount of $78.2 million, were written down to their fair value of $56.3 million, less estimated costs to sell of $1 million, resulting in a loss of $22.9 million, which is included in income/(loss) from discontinued operations, net of tax for the year ended December 31, 2014. The fair value of the assets was determined based upon consideration of the negotiated sales price in the preliminary sales agreement.

For the year ended December 31, 2014, in accordance with FASB ASC No. 360, long-lived assets held for sale, with a carrying amount of $4.8 million, were written down to their fair value of $2.5 million, less costs to sell, resulting in a loss of $2.3 million, which is included in restructuring and asset impairment charges, net, in our Consolidated Statements of Operations for the year ended December 31, 2014. Fair value of the assets was determined using a third party appraisal based on current market conditions.

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

For the year ended December 31, 2013, in accordance with FASB ASC No. 360, long-lived assets held for sale with a carrying amount of $22.4 million were written down to their fair value of $12 million, resulting in a loss of $10.4 million, which was included in our Consolidated Statements of Operations for the year ended December 31, 2013. Fair value of the assets was determined using a third party appraisal based on current market conditions.

The determination of where an asset or liability falls in the hierarchy requires significant judgment. We evaluate our hierarchy disclosures on a quarterly basis and it is possible that an asset or liability may be classified differently from quarter to quarter. However, we expect changes in classifications between different levels will be rare.

Goodwill

Goodwill represents the excess of the cost of an acquisition over the fair value of net assets acquired. Goodwill is not amortized, but it is tested for impairment on, at a minimum, an annual basis. In accordance with FASB ASC No. 350, a two-step process is utilized in reviewing for impairment. The first step in the process requires the identification of reporting units and comparison of the fair value of each reporting unit to its respective carrying value. We have identified our reporting units as Europe, Asia, North America, and South America, however, goodwill only exists at the Europe and North America units. If the carrying value of a unit is less than its fair value, no impairment is deemed to exist and step two is not necessary. If the carrying value of a unit is greater than its fair value, step two is required. The second step in the impairment review process requires the computation of impairment by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of its goodwill. In accordance with FASB ASC No. 350, which requires goodwill be tested for impairment annually and at the same time each year, we perform an annual impairment each year at year-end. We will also test goodwill for impairment when an event occurs or circumstances change such that it is reasonably possible that impairment may exist.

The evaluation of goodwill for possible impairment includes estimating the fair market value of each of the reporting units which have goodwill associated with their operations using discounted cash flow and multiples of cash earnings valuation techniques, plus valuation comparisons to recent public sale transactions of similar businesses, if any. These valuation methods require the Company to make estimates and assumptions regarding future operating results, cash flows, changes in working capital and capital expenditures, selling prices, profitability, and the cost of capital. Although the Company believes that the estimates and assumptions used were reasonable, actual results could differ from those estimates and assumptions.

The results of our 2015 annual goodwill impairment analysis indicated that the fair values of the Europe and North American reporting units were substantially in excess of their carrying value; thus, no impairment existed at December 31, 2015.

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

We recognize tax liabilities in accordance with FASB ASC No. 740 and adjust these liabilities when our judgment changes as a result of the evaluation of new information not previously available. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which they are determined.

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

Pension and Other Postretirement Benefits

We recognize net actuarial gains or losses in excess of 10% of the greater of the market-related value of the Tower International Consolidated Pension Plan (the “Pension Plan”) assets or the Pension Plan’s projected benefit obligation (“the corridor”) annually, in the fourth quarter of each fiscal year, or at the date of a measurement event.

The calculations of the projected pension benefit obligation and other postretirement benefits obligation and the associated expenses are based upon certain assumptions made by third party actuaries. These assumptions include, among others, the discount rate, expected long-term rate of return on plan assets, mortality rates, and expected increases in compensation and healthcare costs. Refer to Note 10 to our Consolidated Financial Statements for a description of assumptions made. In accordance with GAAP, actual results that differ from these assumptions are accumulated and amortized over future periods and therefore, generally affect the expense recognized and obligation recorded in future periods. While we believe the current assumptions are appropriate based on available information, significant differences in actual experience or significant changes in assumptions may materially affect the projected pension obligation and other postretirement obligations, as well as the related future expenses.

Our Pension Plan and other postretirement costs are calculated based upon a number of actuarial assumptions, most notably the discount rates used to calculate our projected pension benefit obligations in 2015 and 2014, which were 4.01% and 3.65%, respectively, and the discount rates used in the calculation of our postretirement benefit obligations in 2015 and 2014, which were 4.14% and 3.75%, respectively. The discount rates used in the calculations are established based upon the results of a yield curve analysis performed annually by a third party, which calculates a yield to maturity that mirrors the timing and amounts of future benefit payments. The measurement dates of our post retirement plans are December 31 of each year.

The expected long-term rate of return assumptions are based upon modeling studies completed with the assistance of our actuaries and investment consultants. These models take into account inflation, asset class returns, and bond yields for both domestic and foreign markets. These studies, along with the history of returns for the Pension Plan, indicate that expected future returns, weighted by asset allocation, supported an expected long-term asset return assumption of 7.4% for 2015 and 2014.

Based on our assumptions as of December 31, 2015, a change in the discount rate or the expected long-term rate of return assumptions, holding all other assumptions constant, would have the following impact on our projected pension benefit obligation and net periodic benefit cost on an annual basis (in dollars):

	Impact on Net Periodic Benefit Cost
	Increase	Decrease
.25% change in discount rate	$381,813	$(405,781)
.25% change in expected long-term rate of return	(485,861)	485,861

	Impact on Projected Pension Benefit Obligation
	Increase	Decrease
.25% change in discount rate	$(6,187,447)	$6,482,781

Our Pension Plan provides benefits for certain current and former U.S. employees. Benefits under the Pension Plan were frozen in October 2006. We incurred expenses of $4.6 million during the year ended December 31, 2015, which includes the actuarial pension loss recorded in the fourth quarter of 2015 of $9.1 million. We incurred expenses of $2 million during the year ended December 31, 2014, which includes the actuarial pension loss recorded in the fourth quarter of 2014 of $4.2 million. We generated income of $2.1 million during the year ended December 31, 2013. We anticipate that we will have approximately $2.5 million of pension income in 2016, excluding any actuarial gain or loss, and we expect to contribute $7.6 million to our Pension Plan in 2016. It is difficult to reliably forecast whether a mark-to-market adjustment for net actuarial gains or losses will be required in 2016 and the amount of such an adjustment, if one is required. Mark-to-market adjustments are primarily driven by events and circumstances beyond our control, including changes in interest rates and the performance of financial markets. To the extent discount rates decrease or the value of our Pension Plan’s investments decrease, mark-to market charges to operations may be recorded during the fourth quarter of 2016, if the actuarial gain or loss is in excess of the corridor.

We anticipate our other post-employment benefit expense to be approximately $0.7 million and we expect to make benefit payments of $0.8 million in 2016. Refer to Note 10 to our Consolidated Financial Statements for further information regarding pension and other postretirement benefits.

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

Interest Rate Risk

At December 31, 2015, we had total debt, excluding capital leases, of $441.6 million (net of a $1.2 million discount), consisting of floating rate debt of $252.5 million (57%) and fixed rate debt of $189.1 million (43%) taking into account our $186.1 million variable rate to fixed rate swap. Assuming no changes in the monthly average variable rate debt levels of $255.7 million for the year ended December 31, 2015, we estimate that a hypothetical change of 100 basis points in the LIBOR and alternative base rate would not have a significant impact on interest expense due to the LIBOR floor in our Term Loan.

On October 17, 2014, we entered into a $200 million variable rate to fixed interest rate swap for a portion of our Term Loan. The maturity date for this swap instrument is April 16, 2020. The interest rate was fixed at 5.09% per annum but the fair value of the swap will fluctuate with changes in interest rates.

On April 16, 2015, the U.S. dollar notional amount of $200 million was reduced to $186.1 million, but the 5.09% interest rate per annum and maturity date of April 16, 2020 remained the same. The interest rate is fixed at 5.09% per annum, but the fair value of the swap will fluctuate with changes in interest rates.

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

Our strategy for managing currency risk relies primarily upon conducting business in a foreign country in that country’s currency. We may, from time to time, also participate in hedging programs intended to reduce our exposure to currency fluctuations. We believe that the effect of a 100 basis point movement in foreign currency rates against the U.S. dollar would not have materially impacted the results of our operations, our cash flows, or our stockholders’ equity for the year ended December 31, 2015.

On January 23, 2015, we terminated the existing cross currency swap entered into on October 17, 2014 and then we entered into a €178 million cross currency swap based on the U.S. Dollar/Euro exchange rate of $1.1265 which was the prevailing rate at the time of the transaction to hedge our net investment in our European subsidiaries. The maturity date for this swap instrument was April 16, 2020. The Euro notional amount was increased from €157.1 million to €178 million and the interest rate was lowered from 3.97% to 3.70%, per annum.

On March 13, 2015, we terminated the existing cross currency swap entered into on January 23, 2015 and then we entered into a new cross currency swap based on the U.S. dollar/Euro exchange spot rate of $1.0480. The maturity date for this swap instrument is April 16, 2020. The Euro notional amount remained the same but the interest rate was lowered from 3.70% to 3.40% per annum. Refer to Note 8 to our Consolidated Financial Statements for further information regarding this foreign currency swap transaction.

Inflation

Despite recent declines, we have experienced a continued rise over time in inflationary pressures impacting certain commodities, such as petroleum-based products, ferrous metals, base metals, and certain chemicals. Additionally, because we purchase various types of equipment, raw materials, and component parts from our suppliers, we may be adversely impacted by their inability to adequately mitigate inflationary, industry, or economic pressures. The overall condition of our supply base may possibly lead to delivery delays, production issues, or delivery of non-conforming products by our suppliers in the future. As such, we continue to monitor our vendor base for the best sources of supply and we continue to work with those vendors and customers to mitigate the impact of inflationary pressures.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Tower International, Inc.
Livonia, MI

We have audited the accompanying consolidated balance sheets of Tower International, Inc. and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income/(loss), equity/(deficit), and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Tower International, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2016 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Detroit, MI
February 29, 2016

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	December 31, 2015	December 31, 2014
ASSETS
Cash and cash equivalents	$142,640	$148,561
Accounts receivable, net of allowance of $1,287 and $1,181	250,933	230,377
Inventories (Note 3)	70,633	69,775
Assets held for sale (Note 6)	—	141,295
Prepaid tooling, notes receivable, and other	71,487	41,986
Total current assets	535,693	631,994
Property, plant, and equipment, net (Note 3)	473,159	451,126
Goodwill (Note 3)	59,340	56,691
Investment in joint venture	7,711	7,752
Deferred tax asset	127,633	4,641
Other assets, net	11,961	12,969
Total assets	$1,215,497	$1,165,173
LIABILITIES AND EQUITY
Short-term debt and current maturities of capital lease obligations (Note 7)	$30,378	$31,139
Accounts payable	297,665	257,011
Accrued liabilities	107,911	104,833
Liabilities held for sale (Note 6)	—	67,707
Total current liabilities	435,954	460,690
Long-term debt, net of current maturities (Note 7)	412,218	445,303
Obligations under capital leases, net of current maturities (Note 7)	5,984	7,740
Deferred tax liability	6,167	8,044
Pension liability (Note 10)	65,621	68,637
Other non-current liabilities	82,834	74,981
Total non-current liabilities	572,824	604,705
Total liabilities	1,008,778	1,065,395
Commitments and contingencies (Note 15)
Stockholders’ equity:
Tower International, Inc.’s stockholders’ equity
Preferred stock, $0.01 par value, 50,000,000 authorized and 0 issued and outstanding	$—	$—
Common stock, $0.01 par value, 350,000,000 authorized, 22,003,820 issued and 21,111,610 outstanding at December 31, 2015, and 21,393,592 issued and 20,752,226 outstanding at December 31, 2014	220	214
Additional paid in capital	337,864	335,338
Treasury stock, at cost, 892,210 and 641,366 shares as of December 31, 2015 and December 31, 2014	(16,067)	(9,516)
Accumulated deficit	(44,030)	(235,971)
Accumulated other comprehensive loss (Note 3)	(80,492)	(46,914)
Total Tower International, Inc.’s stockholders’ equity	197,495	43,151
Noncontrolling interests in subsidiaries	9,224	56,627
Total stockholders’ equity	206,719	99,778
Total liabilities and stockholders’ equity	$1,215,497	$1,165,173

The accompanying notes are an integral part of these Consolidated Financial Statements.

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share amounts)

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Revenues	$1,955,709	$2,067,771	$1,966,492
Cost of sales	1,737,232	1,838,578	1,736,176
Gross profit	218,477	229,193	230,316
Selling, general, and administrative expenses	130,650	132,635	132,804
Amortization expense (Note 3)	249	1,544	2,793
Restructuring and asset impairment charges, net (Note 5)	8,607	14,248	21,198
Operating income	78,971	80,766	73,521
Interest expense	24,290	34,767	51,405
Interest income	642	534	739
Other expense	—	87	48,448
Income/(loss) before provision for income taxes and equity in loss of joint venture	55,323	46,446	(25,593)
Provision/(benefit) for income taxes (Note 9)	(123,001)	9,272	178
Equity in loss of joint venture, net of tax	(46)	(651)	(558)
Income/(loss) from continuing operations	178,278	36,523	(26,329)
Income/(loss) from discontinued operations, net of tax (Note 6)	17,513	(9,436)	10,265
Net income/(loss)	195,791	27,087	(16,064)
Less: Net income attributable to the noncontrolling interests	1,739	5,571	4,211
Net income/(loss) attributable to Tower International, Inc.	$194,052	$21,516	$(20,275)
Weighted average basic shares outstanding	21,093,387	20,662,425	20,387,168
Weighted average diluted shares outstanding	21,408,301	21,391,000	20,387,168
Basic income/(loss) per share attributable to Tower International, Inc.:
Income/(loss) per share from continuing operations (Note 11)	$8.37	$1.50	$(1.50)
Income/(loss) per share from discontinued operations (Note 11)	0.83	(0.46)	0.50
Income/(loss) per share (Note 11)	9.20	1.04	(0.99)
Diluted income/(loss) per share attributable to Tower International, Inc.:
Income/(loss) per share from continuing operations (Note 11)	$8.25	$1.45	$(1.50)
Income/(loss) per share from discontinued operations (Note 11)	0.81	(0.44)	0.50
Income/(loss) per share (Note 11)	9.06	1.01	(0.99)

The accompanying notes are an integral part of these Consolidated Financial Statements.

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(Amounts in thousands)

	Year Ended December 31,
	2015	2014	2013
Net income/(loss)	$195,791	$27,087	$(16,064)
Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustments (net of tax expense/(benefit) of $7.8 million, $0 million, and $0 million)	(35,095)	(33,436)	8,947
Change in defined benefit plans (net of tax expense/(benefit) of $(0.2) million, $0 million, and $10.8 million)	(312)	(26,857)	17,517
Unrealized gain/(loss) on qualifying cash flow hedge (net of tax of $0 million)	—	(117)	165
Other comprehensive income/(loss), net of tax:	(35,407)	(60,410)	26,629
Comprehensive income/(loss)	160,384	(33,323)	10,565
Less: Comprehensive income/(loss) attributable to noncontrolling interests	(90)	4,322	6,109
Comprehensive income/(loss) attributable to Tower International, Inc.	$160,474	$(37,645)	$4,456

The accompanying notes are an integral part of these Consolidated Financial Statements.

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year Ended December 31,
	2015	2014	2013
OPERATING ACTIVITIES:
Net income/(loss)	$195,791	$27,087	$(16,064)
Less: Income/(loss) from discontinued operations, net of tax	17,513	(9,436)	10,265
Income/(loss) from continuing operations	178,278	36,523	(26,329)
Adjustments required to reconcile income from continuing operations to net cash provided by continuing operating activities:
Asset impairment charges	—	4,558	11,227
Term Loan re-pricing fees	—	87	—
Premium on notes redemption and other fees	—	—	48,448
Deferred income tax provision/(benefit)	(130,964)	(198)	(9,688)
Depreciation and amortization	79,747	87,241	88,838
Non-cash share-based compensation	2,328	4,712	4,743
Pension loss, net of contributions	(14,116)	(11,275)	(17,131)
Change in working capital and other operating items	(12,634)	(9,077)	27,682
Net cash provided by continuing operating activities	$102,639	$112,571	$127,790
INVESTING ACTIVITIES:
Cash disbursed for purchases of property, plant, and equipment, net	$(124,641)	$(98,440)	$(78,034)
Proceeds from disposition of Brazilian facility	9,469	—	—
Net proceeds from sale of property, plant, and equipment	—	—	12,040
Investment in joint venture	—	(760)	(6,293)
Acquisition, net of cash	(21,740)	—	—
Net cash used in continuing investing activities	$(136,912)	$(99,200)	$(72,287)
FINANCING ACTIVITIES:
Proceeds from borrowings	$128,799	$131,313	$547,944
Repayments of borrowings	(135,120)	(154,928)	(598,457)
(Repayments)/borrowings on Term Loan Credit Facility	(25,000)	33,145	417,900
Debt financing costs	—	(3,595)	(10,878)
Redemption of notes	—	—	(361,992)
Premium paid on notes redemption and other fees	—	—	(43,078)
Premium paid on re-pricing of Term Loan Credit Facility and other fees	—	—	(4,318)
Proceeds from termination of cross currency swaps	32,377	—	—
Dividend payment to Tower shareholders	(2,111)	—	—
Secondary stock offering transaction costs	—	(75)	(814)
Proceeds from stock options exercised	204	2,631	2,226
Purchase of treasury stock	(6,551)	(922)	(297)
Noncontrolling interest dividends and other activity	(2,962)	(10,189)	(9,329)
Net cash used in continuing financing activities	$(10,364)	$(2,620)	$(61,093)
Discontinued operations:
Net cash from discontinued operating activities	$19,530	$8,579	$25,558
Net cash from discontinued investing activities	37,232	554	1,732
Net cash from discontinued financing activities	(12,537)	(711)	(4,491)
Net cash from discontinued operations	$44,225	$8,422	$22,799
Effect of exchange rate changes on continuing cash and cash equivalents	$(5,508)	$(5,492)	$3,728
NET CHANGE IN CASH AND CASH EQUIVALENTS	$(5,921)	$13,681	$20,937
CASH AND CASH EQUIVALENTS:
Beginning of period	$148,561	$134,880	$113,943
End of period	$142,640	$148,561	$134,880
Supplemental Cash Flow Information:
Interest paid, net of amounts capitalized	$20,671	$26,506	$46,160
Income taxes paid	7,714	9,904	9,586
Non-cash Investing Activities:
Capital expenditures in liabilities for purchases of property, plant, and equipment	18,648	4,755	3,802

The accompanying notes are an integral part of these Consolidated Financial Statements.

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY/(DEFICIT)
(Amounts in thousands, except per share data)

	Common Stock Units/Shares	Amount	Additional Paid-in Capital	Treasury Stock	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity/(Deficit) Attributable to Tower International, Inc.	Noncontrolling Interest Amount	Total Equity (Deficit)
Balance at December 31, 2012	20,247,134	$208	$321,032	$(8,297)	$(237,212)	$(12,484)	$63,247	$77,627	$140,874
Net income/(loss)	—	—	—	—	(20,275)	—	(20,275)	4,211	(16,064)
Other comprehensive income	—	—	—	—	—	24,731	24,731	1,898	26,629
Total comprehensive income	—	—	—	—	—	—	4,456	6,109	10,565
Vesting of RSUs	69,858	1	(1)	—	—	—	—	—	—
Stock options exercised	178,744	2	2,224	—	—	—	2,226	—	2,226
Treasury stock	(23,099)	—	—	(297)	—	—	(297)	—	(297)
Share-based compensation expense	—	—	4,743	—	—	—	4,743	—	4,743
Noncontrolling interest dividends	—	—	—	—	—	—	—	(9,329)	(9,329)
De-consolidation of Chinese Joint Venture	—	—	—	—	—	—	—	(11,913)	(11,913)
Balance at December 31, 2013	20,472,637	$211	$327,998	$(8,594)	$(257,487)	$12,247	$74,375	$62,494	$136,869
Net income	—	—	—	—	21,516	—	21,516	5,571	27,087
Other comprehensive loss	—	—	—	—	—	(59,161)	(59,161)	(1,249)	(60,410)
Total comprehensive income/(loss)	—	—	—	—	—	—	(37,645)	4,322	(33,323)
Vesting of RSUs	106,214	1	(1)	—	—	—	—	—	—
Stock options exercised	208,351	2	2,629	—	—	—	2,631	—	2,631
Treasury stock	(34,976)	—	—	(922)	—	—	(922)	—	(922)
Share-based compensation expense	—	—	4,712	—	—	—	4,712	—	4,712
Noncontrolling interest dividends	—	—	—	—	—	—	—	(10,189)	(10,189)
Balance at December 31, 2014	20,752,226	$214	$335,338	$(9,516)	$(235,971)	$(46,914)	$43,151	$56,627	$99,778
Net income	—	—	—	—	194,052	—	194,052	1,739	195,791
Other comprehensive income/(loss)	—	—	—	—	—	(33,578)	(33,578)	(1,829)	(35,407)
Total comprehensive income	—	—	—	—	—	—	160,474	(90)	160,384
Vesting of RSUs	592,907	6	(6)	—	—	—	—	—	—
Stock options exercised	17,321	—	204	—	—	—	204	—	204
Treasury stock	(250,844)	—	—	(6,551)	—	—	(6,551)	—	(6,551)
Share-based compensation expense	—	—	2,328	—	—	—	2,328	—	2,328
Dividend paid	—	—	—	—	(2,111)	—	(2,111)	—	(2,111)
Noncontrolling interest sold	—	—	—	—	—	—	—	(46,984)	(46,984)
Noncontrolling interest dividends - Wuhu	—	—	—	—	—	—	—	(329)	(329)
Balance at December 31, 2015	21,111,610	$220	$337,864	$(16,067)	$(44,030)	$(80,492)	$197,495	$9,224	$206,719

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

The results of the Company’s Changchun Tower Golden Ring Automotive Products Co., Ltd. (“TGR”) and Xiangtan DIT Automotive Products Co. Ltd. (“Xiangtan”) joint ventures in China are presented as discontinued operations in the Company’s Consolidated Financial Statements, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 205, Discontinued Operations. Refer to Note 6 for additional information regarding the Company’s discontinued operations.

Accounting Pronouncements

Presentation of Debt Issuance Costs

In April 2015, the FASB issued Accounting Standards Update (“ASU”) No. 2015-03, Interest — Imputation of Interest (Subtopic 835-30) Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 changes the presentation of debt issuance costs in financial statements. Under the ASU, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is allowed, and requires that the guidance be applied retrospectively to all prior periods. The Company has elected to early adopt this guidance. The Company had debt issuance costs, net of amortization, of $9 million and $11.9 million as of December 31, 2015 and December 31, 2014, respectively. These amounts are reflected in the Consolidated Balance Sheets as a direct deduction from long-term debt, net of current maturities, rather than as an asset, in accordance with the new guidance.

Balance Sheet Classification of Deferred Taxes

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes. This ASU is part of the Board’s simplification initiative aimed at reducing complexity in accounting standards.

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2. Basis of Presentation and Organizational History  – (continued)

Under this new guidance all deferred tax assets and liabilities, along with any related valuation allowance, are classified as noncurrent on the balance sheet. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is allowed, and may be applied either prospectively, for all deferred tax assets and liabilities, or retrospectively. The Company has elected to early adopt this guidance and apply it retrospectively. The Company had current deferred tax assets of $6.9 million and current deferred tax liabilities of $0.9 million as of December 31, 2014. These amounts are reflected in the Consolidated Balance Sheets as non-current, rather than current, in accordance with the new guidance.

Revenue Recognition

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The standards update outlines a single comprehensive model for entities to utilize to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that will be received in exchange for the goods and services. Additional disclosures will also be required to enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB deferred the effective date of this standards update to fiscal years beginning after December 15, 2017, with early adoption permitted on the original effective date of fiscal years beginning after December 15, 2016. We are currently evaluating our significant contracts and assessing any impact of adopting this standards update on our consolidated financial statements.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Significant Accounting Policies  – (continued)

d. Inventories

Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method. Maintenance, repair, and non-productive inventory, which are considered consumables, are expensed when acquired and included in the Consolidated Statements of Operations as cost of sales. Inventories consist of the following (in thousands):

	December 31, 2015	December 31, 2014
Raw materials	$33,989	$32,237
Work in process	14,495	15,136
Finished goods	22,149	22,402
Total inventory	$70,633	$69,775

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

The components of capitalized tooling costs are as follows (in thousands):

	December 31, 2015	December 31, 2014
Customer-owned tooling, net	$59,901	$22,735
Company-owned tooling	16	174
Total tooling, net	$59,917	$22,909

Any gain recognized, which is defined as the excess of reimbursement over cost, is amortized over the life of the program. If estimated costs are expected to be in excess of reimbursement, a loss is recorded in the period in which the loss is estimated.

f. Property, Plant, and Equipment

Property, plant, and equipment are recorded at cost, less accumulated depreciation. Depreciation expense was $79.5 million, $85.7 million, and $86 million for the years ended December 31, 2015, 2014, and 2013, respectively. Depreciation is computed using the straight-line method over the following estimated useful lives of assets:

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

Property, plant, and equipment consist of the following (in thousands):

	December 31, 2015	December 31, 2014
Cost:
Land	$17,460	$19,135
Buildings and improvements	192,350	208,055
Machinery and equipment	833,584	823,951
Construction in progress	95,638	52,391
Property, plant, and equipment, gross	1,139,032	1,103,532
Less: accumulated depreciation	(665,873)	(652,406)
Property, plant, and equipment, net	$473,159	$451,126

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

Asset retirement obligations are included in other non-current liabilities in the Consolidated Balance Sheets. The following table reconciles the Company’s asset retirement obligations as of December 31, 2015 and 2014 (in thousands):

	December 31, 2015	December 31, 2014
Beginning balance	$17,136	$16,177
Accretion expense	549	1,371
Liabilities settled	(1,209)	(852)
Change in estimate	324	440
Ending balance	$16,800	$17,136

h. Impairment of Long-Lived Assets

The Company monitors its long-lived assets for impairment on an ongoing basis in accordance with FASB ASC No. 360, Property, Plant, and Equipment. If an impairment indicator exists, the Company will perform the required analysis and record an impairment charge, if necessary. In conducting its impairment analysis, the Company compares the undiscounted cash flows expected to be generated from a long-lived asset to its net book value. If the net book value of an asset exceeds its undiscounted cash flows, an impairment loss is measured and recognized. An impairment loss is measured as the difference between net book value

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Significant Accounting Policies  – (continued)

and fair value. Fair value is estimated based upon discounted cash flow analyses using cash flow projections based on recent sales data, and independent automotive production volume estimates, and customer commitments. Changes in economic or operating conditions impacting these estimates and assumptions could result in impairment of long-lived assets. Refer to Note 5 for a discussion regarding impairment charges for the periods presented.

Long-lived assets held for sale are recorded at the lower of their carrying amount or estimated fair value less cost to sell and depreciation is ceased.

i. Goodwill and Other Intangible Assets

Goodwill represents the excess of the cost of an acquisition over the fair value of net assets acquired. Goodwill is not amortized, but it is tested for impairment on, at a minimum, an annual basis. In accordance with FASB ASC No. 350, Intangibles — Goodwill and Other, a two-step process is utilized in reviewing for impairment. The first step in the process requires the identification of reporting units and comparison of the fair value of each reporting unit to its respective carrying value. The Company has identified its reporting units as Europe, Asia, North America, and South America, however, goodwill only exists at the Europe and North America units at December 31, 2015. If the carrying value of a unit is less than its fair value, no impairment is deemed to exist and step two is not necessary. If the carrying value of a unit is greater than its fair value, step two is required. The second step in the impairment review process requires the computation of impairment by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of its goodwill. In accordance with FASB ASC No. 350, which requires goodwill be tested for impairment annually and at the same time each year, the Company performs an annual impairment review each year at year-end. The Company will also test goodwill for impairment when an event occurs or circumstances change such that it is reasonably possible that impairment may exist.

The evaluation of goodwill for possible impairment includes estimating the fair market value of each of the reporting units which have goodwill associated with their operations using discounted cash flow and multiples of cash earnings valuation techniques, plus valuation comparisons to recent public sale transactions of similar businesses, if any. These valuation methods require the Company to make estimates and assumptions regarding future operating results, cash flows, changes in working capital and capital expenditures, selling prices, profitability, and the cost of capital. Although the Company believes that the estimates and assumptions used were reasonable, actual results could differ from those estimates and assumptions.

The results of the Company’s 2015 annual goodwill impairment analysis indicated that the fair value of the Europe and North America reporting units were substantially in excess of carrying value: thus, no impairment existed at December 31, 2015.

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

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Significant Accounting Policies  – (continued)

The change in the carrying amount of goodwill is set forth below by reportable segment and on a consolidated basis (in thousands):

	International	Americas	Consolidated
Balance at December 31, 2013	$64,403	$2,573	$66,976
Currency translation adjustment	(7,712)	(281)	(7,993)
Impairments	—	(2,292)	(2,292)
Balance at December 31, 2014	$56,691	$—	$56,691
Goodwill from Mexico acquisition	—	8,956	8,956
Currency translation adjustment	(5,801)	(506)	(6,307)
Balance at December 31, 2015	$50,890	$8,450	$59,340

In the Americas segment, goodwill of $9 million was recorded during the third quarter of 2015, which represents the cost in excess of the net assets acquired related to the Mexican acquisition.

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

In the Americas segment, an intangible asset of $3.5 million was recorded in 2015, as part of the acquisition of a facility in Mexico. This intangible asset has a definite life and will be amortized on a straight-line basis over seven years, the estimated life of the related asset, which approximates the recognition of related revenues.

The Company incurred amortization expense of $0.2 million, $1.5 million, and $2.8 million for the years ended December 31, 2015, 2014, and 2013, respectively.

The following table presents information about the Company’s intangible assets as of December 31, 2015 and 2014, respectively (in thousands):

	Weighted Average Life	As of December 31, 2015		As of December 31, 2014
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible:
Europe	7 years	$14,392	$14,392	$16,033	$16,033
Brazil	7 years	3,660	3,660	5,455	5,455
North America	7 years	3,498	248	—	—
Total		$21,550	$18,300	$21,488	$21,488

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

At December 31, 2015, the carrying value and estimated fair value of the Company’s total debt was $450.6 million and $434.2 million, respectively. At December 31, 2014, the carrying value and estimated fair value of the Company’s total debt was $487.2 million and $481.7 million, respectively. The majority of the Company’s debt at December 31, 2015 and 2014 was comprised of the Term Loan Credit Facility, which can be traded between financial institutions. Accordingly, this debt has been classified as Level 2. The fair value was determined based upon quoted values. The remainder of the Company’s debt, primarily consisting of foreign subsidiary indebtedness, is asset-backed and is classified as Level 3. As this debt carries variable rates and minimal credit risk, the book values approximate the fair values.

The Company has foreign currency exchange hedges and an interest rate swap that were measured at fair value on a recurring basis at December 31, 2015 and 2014. These instruments are recorded in other assets, net or other non-current liabilities in the Company’s Consolidated Balance Sheets and the fair value is measured using Level 2 observable inputs such as foreign currency exchange rates, swap rates, cross currency basis swap spreads and interest rate spreads. At December 31, 2015, the foreign currency exchange hedge (net investment hedge of our European subsidiaries) had a liability fair value of $9 million. The interest rate swap (not designated for hedge accounting) had a liability fair value of $2.6 million. At December 31, 2014,

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Significant Accounting Policies  – (continued)

the foreign currency exchange hedge (net investment hedge of our European subsidiaries) had an asset fair value of $3.6 million. The interest rate swap (not designated for hedge accounting) had a liability fair value of $0.3 million.

The following table provides each major category of assets and liabilities measured at fair value on a nonrecurring basis during the year ended December 31, 2015 (in millions):

	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Total gains/ (losses)
	Level 1	Level 2	Level 3
Long-lived assets held for sale	Not applicable	Not applicable	$13.4	$4.1

For the year ended December 31, 2015, in accordance with FASB ASC No. 360, Property, Plant, & Equipment, long-lived assets of one of the joint ventures held for sale, with a carrying amount of $9.3 million, were adjusted to their fair value of $13.4 million, resulting in a gain of $4.1 million, which is included in income/(loss) from discontinued operations, net of tax for the year ended December 31, 2015. This gain represents the reversal of a portion of the impairment loss recorded in 2014. The fair value of the assets was determined based upon consideration of the negotiated sales price in the sales agreement.

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

For the year ended December 31, 2014, in accordance with FASB ASC No. 360, long-lived assets of one of the joint ventures held for sale, with a carrying amount of $78.2 million, were written down to their fair value of $56.3 million, less estimated costs to sell of $1 million, resulting in a loss of $22.9 million, which is included in income/(loss) from discontinued operations, net of tax for the year ended December 31, 2014. The fair value of the assets was determined based upon consideration of the negotiated sales price in the preliminary sales agreement.

For the year ended December 31, 2014, in accordance with FASB ASC No. 360, long-lived assets held for sale, with a carrying amount of $4.8 million, were written down to their fair value of $2.5 million, less costs to sell, resulting in a loss of $2.3 million, which is included in restructuring and asset impairment charges, net, in our Consolidated Statements of Operations for the year ended December 31, 2014. Fair value of the assets was determined using a third party appraisal based on current market conditions.

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

For the year ended December 31, 2013, in accordance with FASB ASC No. 360, long-lived assets held for sale with a carrying amount of $22.4 million were written down to their fair value of $12 million, resulting in a loss of $10.4 million, which was included in our Consolidated Statements of Operations which is included in restructuring and asset impairment charges, net for the year ended December 31, 2013. Fair value of the assets was determined using a third party appraisal based on current market conditions.

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

n. Segment Reporting

The Company determines its reportable segments based upon the guidance in FASB ASC No. 280, Segment Reporting. The Company defines its operating segments as components of its business where separate financial information is available. The Company is comprised of four operating segments that are routinely evaluated by management: Europe, Asia, North America, and South America. Consistent with the aggregation criteria in FASB ASC No. 280, the Company aggregates its four operating segments into two reportable segments, based upon the segments having similar economic characteristics and sharing fundamental characteristics, including the nature of the products, production processes, customers, margins, and distribution channels. The Company’s two reportable segments include the Americas, which consists of North America and South America, and International, which consists of Europe and Asia. Refer to Note 14 for further discussion regarding the Company’s segments.

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

q. Share-based Compensation

The Company measures compensation cost arising from the grant of share-based awards to employees at fair value. The Company recognizes such costs in income over the period during which the requisite service is provided. Refer to Note 12 for further discussion regarding share-based compensation.

r. Accumulated Other Comprehensive Income/(Loss)

The following table presents the components of accumulated other comprehensive income/(loss) (in thousands):

	As of December 31,
	2015	2014
Foreign currency translation adjustments, net of tax of $7.8 million and $0 million	$(40,490)	$(7,224)
Defined benefit plans, net of tax of $13.5 million and $13.7 million	(40,002)	(39,690)
Accumulated other comprehensive loss	$(80,492)	$(46,914)

The following table presents the changes in accumulated other comprehensive loss by component for the year ended December 31, 2015 (in thousands):

	Defined Benefit Plan, Net of Tax	Foreign Currency Translation Adjustments	Total
Balance at December 31, 2014	$(39,690)	$(7,224)	$(46,914)
Other comprehensive loss before reclassification	(312)	(33,266)	(33,578)
Net current-period other comprehensive loss	(312)	(33,266)	(33,578)
Balance at December 31, 2015	$(40,002)	$(40,490)	$(80,492)

The following table presents the changes in accumulated other comprehensive loss by component for the year ended December 31, 2014 (in thousands):

	Unrealized Losses on Qualifying Cash Flow Hedge	Defined Benefit Plan, Net of Tax	Foreign Currency Translation Adjustments	Total
Balance at December 31, 2013	$117	$(12,833)	$24,963	$12,247
Other comprehensive loss before reclassification	(117)	(26,857)	(32,187)	(59,161)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—
Net current-period other comprehensive loss	(117)	(26,857)	(32,187)	(59,161)
Balance at December 31, 2014	$—	$(39,690)	$(7,224)	$(46,914)

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

Note 4. Acquisition of Operations in Mexico City, Mexico

On July 24, 2015, a subsidiary of the Company acquired 100% of the issued and outstanding shares of Herrajes y Acabados Metálicos, S.A. de C.V. (“Hamsa”). The acquisition, which continues the expansion of our Mexican operations, was accounted for as a purchase under the acquisition method in accordance with FASB ASC No. 805, Business Combinations. The total purchase price was approximately $26.1 million, which does not include direct acquisition costs of approximately $0.4 million. The acquisition was recorded by allocating the purchase price to the assets acquired, including identifiable intangible assets and liabilities assumed, based on their estimated fair values at the date of acquisition. There was goodwill of $9 million which is not tax deductible and an intangible asset of $3.6 million recorded in connection with the acquisition. Supplemental pro forma disclosures are not included as the amounts are deemed immaterial.

The allocation of the purchase price for the acquisition was made to the following major opening balance sheet categories (in thousands):

Assets Acquired
Current assets	$13,939
Property, plant and equipment	5,589
Intangibles	3,640
Other non-current assets	115
Total assets acquired	23,283
Liabilities assumed	(10,499)
Net assets acquired	$12,784
Total cash to seller	$26,110
Less: cash on hand	(4,370)
Purchase price, net	21,740
Less: net assets acquired	12,784
Goodwill	$8,956

Note 5. Restructuring and Asset Impairment Charges

As of December 31, 2015, the Company has executed various restructuring plans and may execute additional plans in the future to realign manufacturing capacity to prevailing global automotive production and to improve the utilization of remaining facilities. Estimates of restructuring charges are based on information available at the time such charges are recorded. Due to the inherent uncertainty involved in estimating restructuring expenses, actual amounts paid for such activities may differ from amounts initially recorded. Accordingly, the Company may record revisions of previous estimates by adjusting previously established reserves.

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5. Restructuring and Asset Impairment Charges  – (continued)

Restructuring Charges

Net restructuring and asset impairment charges for each of the Company’s segments include the following (in thousands):

	Year Ended December 31,
	2015	2014	2013
International	$231	$3,995	$2,714
Americas	8,376	10,253	18,484
Consolidated	$8,607	$14,248	$21,198

The following table sets forth the Company’s net restructuring and asset impairment charges by type for the periods presented (in thousands):

	Year Ended December 31,
	2015	2014	2013
Employee termination costs	$1,048	$1,609	$2,290
Other exit costs	7,559	8,081	7,672
Asset impairments	—	4,558	11,236
Restructuring and asset impairment charges, net	$8,607	$14,248	$21,198

The charges incurred during 2015, 2014, and 2013 primarily related to the following actions:

2015 Actions

During the year ended December 31, 2015, the charges incurred in the Americas segment related to a liability established to reflect a change in estimated future rents on a previously closed facility, ongoing maintenance expense of facilities closed as a result of prior actions and severance charges to reduce fixed costs. The charges incurred in the International segment related to severance charges to reduce fixed costs and a revision of a previous estimate.

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

Tower Defense & Aerospace

In April 2013, the Company announced the closing of the operations of TD&A. In June 2013, the Company received $9.1 million in cash proceeds for the sale of substantially all of TD&A’s assets. In connection with such closure, the Company incurred $11.5 million of restructuring charges, of which $8.2 million represents

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5. Restructuring and Asset Impairment Charges  – (continued)

an impairment charge, $2.8 million represents other exit costs, and $0.5 million represents severance charges. With respect to TD&A, the Company did not incur additional restructuring charges during the second half of 2013.

Restructuring Reserve

The following table summarizes the activity in the restructuring reserve, which is included in the Consolidated Balance Sheets in accrued liabilities, by segment, for the above-mentioned actions through December 31, 2015 (in thousands):

	International	Americas	Consolidated
Balance at December 31, 2013	$559	$1,357	$1,916
Payments	—	(1,064)	(1,064)
Increase in liability	523	1,086	1,609
Adjustment	50	(22)	28
Balance at December 31, 2014	$1,132	$1,357	$2,489
Payments	(1,248)	(604)	(1,852)
Increase in liability	231	817	1,048
Adjustment	(16)	(1,357)	(1,373)
Balance at December 31, 2015	$99	$213	$312

Except as disclosed in the table above, the Company does not anticipate incurring additional material cash charges associated with the actions described above. The increase in the restructuring reserve set forth in the table above does not agree with the restructuring charges for the period, as certain items are expensed as incurred related to the actions described.

The restructuring reserve decreased during the year ended December 31, 2015, reflecting primarily payments of other exit costs related to prior accruals and an adjustment of other exit costs related to prior accruals for the Americas, offset partially by accruals for severance. The liability increased during the year ended December 31, 2014 primarily due to accruals for severance, offset partially by payments of other exit costs made related to prior accruals.

During the year ended December 31, 2015, the Company incurred payments related to prior accruals in Europe of $1.2 million and in North America of $0.6 million. In addition, the Americas restructuring reserve was reduced by $1.4 million to reflect that certain lease obligations, on a previously closed facility, are no longer required. During the year ended December 31, 2014, the Company incurred payments related to prior accruals in North America of $1.1 million.

Note 6. Discontinued Operations and Assets Held for Sale

During the fourth quarter of 2014, the Company’s Board of Directors approved a plan to sell the Company’s equity interest in its TGR, Xiangtan, and Ningbo joint ventures. At December 31, 2014, TGR and Xiangtan were considered held for sale in accordance with FASB ASC No. 360, Property, Plant, and Equipment, and presented as discontinued operations in the Consolidated Financial Statements, in accordance with FASB ASC No. 205, Discontinued Operations. The Company’s investment in the Ningbo joint venture is accounted for under the cost method and therefore does not qualify for held for sale treatment and does not fall under the scope of FASB ASC No. 205.

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6. Discontinued Operations and Assets Held for Sale  – (continued)

The following table discloses select financial information of the discontinued operations of the Company’s Chinese joint ventures in its International Segment (in thousands):

	Year Ended December 31,
	2015	2014	2013
Revenues	$86,074	$113,701	$135,527
Gain from sale of Xiangtan/TGR discontinued operations	18,806	—	—
Income/(loss) from discontinued operations:
Income/(loss) before provision for income taxes	18,064	(7,218)	12,164
Provision for income taxes	551	2,218	1,899
Income/(loss) from discontinued operations	$17,513	$(9,436)	$10,265

On July 28, 2015, the Company entered into an agreement to sell Xiangtan to Xiangtan Ditong Automotive Industrial Machinery Co., Limited, our joint venture partner in the Xiangtan operations. The sale agreement provided for the repayment of $9.9 million of the Company’s shareholder loans to the joint venture, and the purchase of the Company’s equity in the joint venture for $3.5 million, net of tax, which results in a total sales price in excess of the current carrying value of the net assets of Xiangtan; therefore a gain on the sale of $3.6 million was recorded in the period ended December 31, 2015. This gain represents the reversal of a portion of the impairment loss recorded in 2014. During 2015, net proceeds of $13.4 million were received by the Company under the agreement.

On December 31, 2015, the Company completed the sale of the TGR joint venture to the Y-Tec Corporation and Fawer Automotive Parts Co., Ltd. The sale agreement provided for the purchase of the Company’s equity in the joint venture for $29.4 million, and the payment of a dividend of $14.8 million, net of tax, which results in a total sales price in excess of the current carrying value of the net assets of TGR; therefore a gain on the sale of $15.3 million was recorded in the period ended December 31, 2015. During 2015, net proceeds of $44.2 million were received by the Company under the agreement, net of tax.

As of December 31, 2015 the Company has no assets that are considered held for sale in accordance with FASB ASC No. 360, Property, Plant, and Equipment.

The following table summarizes assets and liabilities held for sale by category as of December 31, 2014 (in thousands):

December 31, 2014
ASSETS
Current assets	$59,937
Property, plant, and equipment, net	76,123
Other assets, net	5,235
Total assets held for sale	$141,295
LIABILITIES
Short-term debt and current maturities of capital lease obligations	$9,781
Accounts payable	27,789
Total current liabilities	37,570
Long-term debt, net of current maturities	1,515
Other non-current liabilities	28,622
Total non-current liabilities	30,137
Total liabilities held for sale	$67,707

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7. Debt

Short-Term Debt

Short-term debt consists of the following (in thousands):

	December 31, 2015	December 31, 2014
Current maturities of debts (excluding capital leases)	$29,414	$30,065
Current maturities of capital leases	964	1,074
Total	$30,378	$31,139

Long-Term Debt

Long-term debt consists of the following (in thousands):

	December 31, 2015	December 31, 2014
Term Loan Credit Facility (net of discount of $1,222 and $1,594)	$415,903	$445,031
Other foreign subsidiary indebtedness	34,691	42,213
Debt issue costs	(8,962)	(11,876)
Total debt	441,632	475,368
Less: Current maturities (excluding capital leases)	(29,414)	(30,065)
Total long-term debt	$412,218	$445,303

Future maturities of long-term debt as of December 31, 2015 are as follows (in thousands):

2016	$29,414
2017	12,310
2018	5,444
2019	5,023
2020	398,176
Thereafter	227
Total	$450,594
Less: Debt issue costs	(8,962)
Total, net of debt issue costs	$441,632

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

On January 31, 2014, the Company amended the Term Loan Credit Agreement by entering into the Second Refinancing Term Loan Amendment and Additional Term Loan Amendment (“Second Term Loan Amendment”), pursuant to which, among other things, the outstanding term loans under the Term Loan Credit Agreement were refinanced in full and additional term loans in an aggregate principal amount of approximately $33 million (the “Additional Term Loans”) were disbursed, resulting in an increase in cash and cash equivalents. After giving effect to the disbursement of the Additional Term Loans, there were term loans (the “Term Loans”) in the aggregate principal amount of $450 million outstanding under the Term Loan Credit Agreement. The maturity date of the Term Loan Credit Facility remains April 23, 2020 and the Term

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7. Debt  – (continued)

Loans bear interest at (i) the Alternate Base Rate plus a margin of 2.00% or (ii) the Adjusted LIBO Rate (calculated by multiplying the applicable LIBOR rate by a statutory reserve rate, with a floor of 1.00%) plus a margin of 3.00%.

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

As of December 31, 2015, the outstanding principal balance of the Term Loan Credit Facility was $415.9 million (net of a remaining $1.2 million original issue discount) and the effective interest rate was 4.00% per annum.

Amended Revolving Credit Facility

On September 17, 2014, the Company entered into a Third Amended and Restated Revolving Credit and Guaranty Agreement (“Third Amended Revolving Credit Facility Agreement”), by and among Tower Automotive Holdings USA, LLC, the Company, Tower Automotive Holdings I, LLC, Tower Automotive Holdings II(a), LLC, Tower Automotive Holdings II(b), LLC, the subsidiary guarantors named therein, the financial institutions from time to time party thereto as Lenders, and JPMorgan Chase Bank, N.A. as Issuing Lender, as Swing Line Lender, and as Administrative Agent for the Lenders. The Third Amended Revolving Credit Facility Agreement amended and restated, in its entirety, the Second Amended Revolving Credit Facility Agreement, dated as of June 19, 2013, by and among Tower Automotive Holdings USA, LLC (“the Borrower”), its domestic affiliate and domestic subsidiary guarantors named therein, and the lenders party thereto, and the Agent.

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

Advances under the Amended Revolving Credit Facility bear interest at an alternate base rate plus a base rate margin or LIBOR plus a Eurodollar margin. The applicable margins are determined by the Company’s Total Net Leverage Ratio (as defined in the Third Amended Revolving Credit Facility Agreement). The applicable margin for the base rate based borrowings as of December 31, 2015 was 1.25%. The applicable margin for the LIBOR based borrowings as of December 31, 2015 was 2.25%. The Company will pay a commitment fee at a rate equal to 0.50% per annum on the average daily unused total revolving credit commitment.

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7. Debt  – (continued)

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

In connection with the Third Amended Revolving Credit Facility Agreement, the Company paid debt issue costs of $1.6 million in 2014. These costs were capitalized and are recorded in the Consolidated Balance Sheets as other assets, net.

As of December 31, 2015, there was $190.4 million of borrowing availability under the Amended Revolving Credit Facility, of which no borrowings were outstanding and $9.6 million letters of credit were outstanding.

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

Other Foreign Subsidiary Indebtedness

As of December 31, 2015, other foreign subsidiary indebtedness of $34.7 million consisted primarily of receivables factoring in Europe of $22.7 million, other indebtedness in Europe of $8 million, and borrowings in Brazil of $4 million.

The change in foreign subsidiary indebtedness from December 31, 2014 to December 31, 2015 is explained by the following (in thousands):

	Europe	Brazil	Total
Balance at December 31, 2014	$33,470	$8,743	$42,213
Maturities of indebtedness	(4,073)	(1,879)	(5,952)
Change in borrowings on credit facilities, net	4,732	—	4,732
Foreign exchange impact	(3,425)	(2,877)	(6,302)
Balance at December 31, 2015	$30,704	$3,987	$34,691

Generally, borrowings of foreign subsidiaries are made under credit agreements with commercial lenders and are used to fund working capital and other operating requirements.

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7. Debt  – (continued)

Europe

As of December 31, 2015, the receivables factoring facilities balance available to the Company was $22.7 million (€20.9 million), of which the entire amount was drawn. These are uncommitted, demand facilities which are subject to termination at the discretion of the banks and bear interest rates based upon the average three month EURIBOR plus a spread ranging from 2.50% to 3.00%. The effective annual interest rates as of December 31, 2015 ranged from 2.37% to 2.87%, with a weighted average interest rate of 2.70% per annum. Any receivables factoring under these facilities is with recourse and is secured by the accounts receivable factored. These receivables factoring transactions are recorded in the Company’s Consolidated Balance Sheets in short-term debt and current maturities of capital lease obligations.

As of December 31, 2015, the secured line of credit balance available to the Company was $10.9 million (€10 million), of which no borrowings were outstanding. The facility bears an interest rate based on the EURIBOR plus a spread of 2.15% and has a maturity date of October 2016. The effective annual interest rate as of December 31, 2015 was 1.97% per annum. The facility is secured by certain accounts receivable related to customer funded tooling, real estate, and other assets and are subject to negotiated prepayments upon the receipt of funds from completed customer projects.

As of December 31, 2015, the Company’s European subsidiaries had borrowings of $8 million (€7.4 million) under a term loan, which had an annual interest rate of 6.25% and a maturity date of November 2017. This term loan is secured by certain machinery and equipment.

As of December 31, 2015, the Company’s European subsidiaries had an asset-based revolving credit facility balance available to the Company of $27.7 million, of which no borrowings were outstanding. This facility bears an interest rate based upon the one month LIBOR plus a spread of 4.00% and has a maturity date of October 2017. The Company will pay a commitment fee at a rate equal to 0.50% per annum on the average daily unused total revolving credit commitment. Availability on the credit facility is determined based upon the appraised value of certain machinery, equipment, and real estate, subject to a borrowing base availability limitation and customary covenants.

Brazil

As of December 31, 2015, the Company’s Brazilian subsidiary had borrowings of $4 million (R$15.8 million), which have annual interest rates ranging from 3.00% to 8.70% and maturity dates ranging from February 2018 to July 2022. As of December 31, 2015, the weighted average interest rate on the borrowings in Brazil was 5.68% per annum. The loans are provided through bilateral agreements with two local banks and are secured by certain fixed and current assets. Periodic interest and principal payments are required.

Covenants

As of December 31, 2015, the Company was in compliance with all financial covenants that govern its credit agreements.

Capital Leases

The Company had the following capital lease obligations as of the dates presented (in thousands). These capital lease obligations expire in March 2018:

	December 31, 2015	December 31, 2014
Capital leases:
Current maturities of capital leases	$964	$1,074
Non-current maturities of capital leases	5,984	7,740
Total capital leases	$6,948	$8,814

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7. Debt  – (continued)

Debt Issue Costs

The Company had debt issuance costs, net of amortization, of $9 million and $11.9 million as of December 31, 2015 and December 31, 2014, respectively. These amounts are reflected in the Consolidated Balance Sheets as a direct deduction from long-term debt, net of current maturities, rather than as an asset, in accordance with ASU No. 2015-03.

The Company incurred interest expense related to the amortization of debt issue costs of $2.4 million, $3 million, and $6.5 million for the years ended December 31, 2015, 2014, and 2013, respectively.

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

On January 23, 2015, the Company terminated the cross currency swap entered into on October 17, 2014 and received $21.9 million in cash proceeds. The Company then entered into a new cross currency swap to hedge its net investment in Europe (U.S. dollar/Euro exchange spot rate was $1.1265). The Euro notional amount was increased from €157.1 million to €178 million and the interest rate was lowered from 3.97% to 3.70% per annum. Using the proceeds received from the swap termination transaction, the Company made a $25 million voluntary repayment on its Term Loan Credit Facility on February 2, 2015.

On March 13, 2015, the Company terminated the cross currency swap entered into on January 23, 2015 and received $10.5 million in cash proceeds. The Company then entered into a new cross currency swap to hedge its net investment in Europe (U.S. dollar/Euro exchange spot rate was $1.0480). The Euro notional amount remained the same but the interest rate was lowered from 3.70% to 3.40% per annum.

On April 16, 2015, the U.S. dollar notional amount on the interest rate swap was reduced from $200 million to $186.1 million, but the 5.09% interest rate per annum and the maturity date of April 16, 2020 remained the same. The interest rate is fixed at 5.09% per annum, but the fair value of the swap will fluctuate with changes in interest rates.

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8. Derivative Financial Instruments  – (continued)

At December 31, 2015 (when the U.S. dollar/Euro exchange spot rate was $1.0906) and December 31, 2014, the following amounts were recorded in the Consolidated Balance Sheets as being receivable from or payable to counterparties under FASB ASC No. 815, Derivatives and Hedging (in thousands):

	Location	December 31, 2015	December 31, 2014
Assets
Net investment hedge	Other assets, net	$—	$3,642
Interest rate swap	Other assets, net	—	—
Liabilities
Net investment hedge	Other non-current liabilities	$9,005	$—
Interest rate swap	Other non-current liabilities	2,592	301

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

The following table presents deferred gains/(losses) reported in AOCI at December 31, 2015 and December 31, 2014, respectively (in thousands):

	Deferred gain in AOCI Year ended December 31,
	2015	2014
Net investment hedge	$29,139	$9,094
Total	$29,139	$9,094

Derivative instruments held during the period resulted in the following expense recorded in income during the year ended December 31, 2015 and December 31, 2014, respectively (in thousands):

	Expense recognized (ineffective portion) Year ended December 31,
	2015	2014
Net investment hedge	$314	$5,453
Interest rate swap	2,291	301
Total	$2,605	$5,754

Note 9. Income Taxes

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

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9. Income Taxes  – (continued)

The summary of income/(loss) before provision for income taxes and noncontrolling interests consisted of the following (in thousands):

	Year Ended December 31,
	2015	2014	2013
Domestic	$33,414	$42,841	$(32,347)
Foreign	21,909	3,605	6,754
Total	$55,323	$46,446	$(25,593)

The provision/(benefit) for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2015	2014	2013
Current:
Domestic – Federal	$487	$350	$—
Domestic – State	346	33	43
Foreign	7,130	9,086	9,823
Total	7,963	9,470	9,866
Tax benefit with offset in OCI:
Domestic – Federal	—	—	(9,897)
Domestic – State	—	—	(931)
Total	—	—	(10,828)
Deferred and other:
Domestic – Federal	(117,582)	—	—
Domestic – State	(11,540)	—	—
Foreign	(1,842)	(198)	1,140
Total	(130,964)	(198)	1,140
Total provision/(benefit) for income taxes	$(123,001)	$9,272	$178

A reconciliation of income tax expense from continuing operations and the U.S. federal statutory income tax expense were as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Taxes at U.S. federal statutory rate	$19,363	$16,256	$(8,957)
State tax expense	1,036	33	110
Foreign tax rate differential	(2,779)	(522)	(1,907)
Valuation allowance	(117,452)	(10,298)	20,552
Permanent differences	128	1,823	208
Foreign withholding taxes	765	932	4,014
Increase/(decrease) in uncertain tax positions	458	320	(1,191)
Tax benefit in OCI	—	—	(10,828)
U.S taxes on foreign earnings	(3,500)	—	—
Tax credits	(23,136)	—	—
Other	2,116	728	(1,823)
Total income tax expense/(benefit)	$(123,001)	$9,272	$178

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9. Income Taxes  – (continued)

Deferred income taxes are primarily provided for temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities. The tax effects of each type of temporary difference and carryforward that give rise to a significant portion of deferred tax assets/(liabilities) are summarized as follows (in thousands):

	December 31, 2015	December 31, 2014
Deferred income tax assets are attributable to:
Net operating loss carryforwards and tax credits	$120,644	$116,564
Non-deductible reserves and other accruals	37,004	46,098
Accrued pension and postretirement benefit obligations	25,123	28,153
Capitalized leases	8,626	8,530
Other	5,161	1,974
Total gross deferred income tax assets	196,557	201,319
Less: valuation allowance	(47,355)	(178,974)
Net deferred income tax assets	$149,202	$22,345
Deferred income tax liabilities are attributable to:
Deferred cancellation of indebtedness income	(10,360)	(14,255)
Long lived assets	(17,164)	(4,498)
Other	(212)	(6,995)
Total gross deferred income tax liabilities	(27,736)	(25,748)
Net deferred income tax asset/(liability)	$121,466	$(3,403)

As of December 31, 2015, the amount of valuation allowances that existed was $47.4 million. The valuation allowances decreased $131.6 million during 2015 primarily due to the release of valuation allowance in the United States. The Company continually monitors all available evidence to determine if sufficient future taxable income will be generated to utilize the existing deferred tax assets. Based on this assessment, the Company concluded that the Company’s U.S. and Italy business will generate sufficient future taxable income to enable it to realize the tax benefits of its deferred tax assets. The Company also continues to maintain valuation allowances in certain international jurisdictions, primarily the Netherlands and Brazil, and certain state tax credits which we anticipate will expire before we can utilize them. As of December 31, 2015, there is not any amount of the valuation allowance for which subsequently recognized benefits will be allocated to reduce goodwill or other intangible assets.

As of December 31, 2014, the amount of valuation allowances that existed was $178.9 million. The valuation allowances decreased $40.4 million in 2014 primarily due the expiration of Mexican net operating losses and some utilization of U.S. NOL’s.

The Company has U.S. net operating loss (“NOLs”) carryforwards of $146.3 million that expire during the years 2029 through 2034, and state and local NOL carryforwards of $42.8 million, and state credit carryforwards of $22.0 million that expire during the years 2016 through 2034. The Company has recorded deferred tax assets of $45.9 million related to federal NOL carryforwards. The Company has also recorded deferred tax assets of $23.6 million related to federal research and foreign tax credits. During 2013, the Company had an ownership change that limits the annual utilization of the Federal and some state net operating losses. We do not expect the annual limitation will have a material effect on U.S. Federal tax payments or the Company’s ability to fully utilize its NOL carryforwards.

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9. Income Taxes  – (continued)

The Company’s international subsidiaries have NOL carryforwards of $108.6 million and other local income tax NOL carryforwards of $26.2 million at December 31, 2015, many of which are unlimited, while others expire as soon as 2016. The Company has recorded deferred tax assets of $27.1 million related to the foreign NOL and credit carryforwards.

As of December 31, 2015, the Company considers the undistributed earnings of our foreign subsidiaries to be indefinitely reinvested and, accordingly, no U.S. income taxes have been provided thereon. As of December 31, 2015, the amount of undistributed earnings associated with indefinitely reinvested foreign earnings was approximately $88 million. We have not, nor do we anticipate the need to, repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with our domestic debt service requirements. The Company has recorded a deferred income tax liability of $0.2 million for the expected future taxes primarily related to periodic distributions, in the form of dividends, from our Chinese subsidiaries.

Unrecognized Tax Benefits

A reconciliation of the beginning and ending amounts of unrecognized tax benefits are as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Unrecognized tax benefit – January 1	$12,218	$18,223	$19,242
Increase in prior year tax positions	—	646	—
Decrease in prior year tax positions	—	—	(567)
Increase in current year tax positions	2,866	1,180	2,656
Audit settlements	(2,504)	(489)	(3,336)
Lapse in statute of limitations	(296)	(161)	(198)
Foreign currency translation	(905)	(1,312)	426
Liabilities held for sale	—	(5,869)	—
Total	$11,379	$12,218	$18,223

Included in the balance of unrecognized tax benefits at December 31, 2015, 2014, and 2013 are $11.4 million, $8.4 million, and $15.4 million, respectively, of tax benefits that, if recognized, would affect the effective tax rate. These amounts are primarily associated with international tax issues such as the deductibility of interest expenses. Also included in the balance of unrecognized tax benefits at December 31, 2015, 2014 and 2013 are $0 million, $3.8 million, and $2.8 million, respectively, of tax benefits that, if recognized, would result in adjustments to other tax accounts, primarily deferred taxes.

The Company recognizes interest and penalties related to tax benefits as income tax expense. As of December 31, 2015, 2014 and 2013, the Company accrued for the payment of income tax related interest and penalties of $1.4 million, $1.1 million, and $1.4 million, respectively. The amount of interest and penalty expense/(benefit) was $0.4 million, $0.3 million, and $(0.1) million for the years ended December 31, 2015, 2014, and 2013, respectively.

The Company is currently under IRS audit for the 2011, 2012, and 2013 tax years. The U.S. statute of limitation extends to the 2007 tax year. The Company is under examination in some international jurisdictions for tax years 2010 – 2012. The Company has appealed German audit assessments for tax years 2004 and 2005. The Company believes appropriate provisions for all outstanding tax issues have been made for all jurisdictions and all open years.

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

The Company’s funding policy is to annually contribute amounts to the Pension Plan’s related trust, sufficient to meet the minimum funding requirements of the Employee Retirement Income Security Act of 1974 (“ERISA”) and the Internal Revenue Code of 1986 (the “Code”). The Company expects minimum contribution requirements to the Pension Plan of $7.6 million during 2016. Benefit payments under the Pension Plan are estimated to be $18 million, $17.2 million, $17 million, $17 million, and $16.7 million for the years ending December 31, 2016, 2017, 2018, 2019, and 2020, respectively, for a total of $85.9 million during that five-year period. Aggregate benefit payments under the Pension Plan for the years 2021 through 2025 are estimated to be $81.7 million.

The following table provides a reconciliation of the changes in the fair value of Pension Plan assets and the change in the projected benefit obligation (in thousands):

	Year Ended December 31, 2015	Year Ended December 31, 2014
Reconciliation of fair value of Pension Plan assets:
Fair value of assets, beginning of period	$201,577	$199,043
Actual return	(5,280)	9,100
Employer contributions	9,614	13,232
Expenses paid from Pension Plan assets	(2,208)	(1,536)
Benefits paid	(18,245)	(18,262)
Fair value of assets, end of period	$185,458	$201,577
Change in projected benefit obligation:
Projected benefit obligation, beginning of period	$270,214	$253,958
Service cost	27	28
Interest cost	7,624	10,882
Actuarial (gain)/loss	(8,541)	23,608
Benefits paid	(18,245)	(18,262)
Projected benefit obligation, end of period	$251,079	$270,214
Funded status of the Pension Plan	$(65,621)	$(68,637)

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Employee Benefit Plans  – (continued)

At December 31, 2015 and 2014, the funded status of the Pension Plan is recorded as pension liability in the Consolidated Balance Sheets.

At the December 31, 2015 and 2014 measurement dates, the accumulated benefit obligation of the Pension Plan was approximately $251 million and $270 million, respectively.

The following table presents the components of the net periodic pension benefit cost/(income) of the Pension Plan (in thousands):

	2015	2014	2013
Service cost	$27	$28	$53
Interest cost	7,624	10,882	10,126
Expected return on plan assets	(12,056)	(13,017)	(12,305)
Amortization of prior service credit	(95)	(95)	—
Actuarial loss	9,066	4,160	—
Net periodic benefit cost/(income)	$4,566	$1,958	$(2,126)

Pre-tax amounts recognized in other comprehensive income/(loss) for the years ended December 31, 2015, 2014, and 2013 consist of the following (in thousands):

	Year Ended December 31,
	2015	2014	2013
Unrecognized gain/(loss)	$(1,938)	$(24,901)	$26,689
New prior service credit	—	—	2,045
Amortization of prior service credit	(95)	(95)	—
Amount recognized	$(2,033)	$(24,996)	$28,734

The following table summarizes the amounts included in accumulated other comprehensive loss, net of tax, related to the Pension Plan (in thousands):

	As of December 31,
	2015	2014
Unrecognized loss	$(27,266)	$(25,328)
Net prior service credit	1,855	1,950
Deferred tax impact	(12,381)	(13,132)
Accumulated other comprehensive loss	$(37,792)	$(36,510)

The significant assumptions used in measuring the Company’s projected benefit obligation at the December 31, 2015 and 2014 measurement dates are as follows:

	Year Ended December 31,
	2015	2014
Discount rate	4.01%	3.65%
Annual rate of increase in compensation	4.50%	4.50%

The assumptions used in determining net periodic benefit cost are shown below:

	Year Ended December 31,
	2015	2014	2013
Discount rate	3.65%	4.50%	3.65%
Expected long-term rate of return on plan assets	7.40%	7.40%	7.40%
Annual rate of increase in compensation	4.50%	4.50%	4.50%

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

In 2015, we changed the method we use to estimate the service and interest components of net periodic benefit cost for pension and other postretirement benefits. This change compared to the previous method resulted in a decrease in the service and interest components for pension cost. Historically, we estimated these service and interest cost components utilizing a single weighted-average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period. We have elected to utilize a full yield curve approach in the estimation of these components by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows. We have made this change to provide a more precise measurement of service and interest costs by improving the correlation between projected benefit cash flows to the corresponding spot yield curve rates. This change does not affect the measurement of our total benefit obligations or our annual net periodic benefit cost as the change in the service and interest costs is completely offset in the actuarial (gain) loss reported. We have accounted for this change as a change in accounting estimate that is inseparable from a change in accounting principle and accordingly have accounted for it prospectively.

During the year ended December 31, 2015, the Company adopted a new mortality table to better reflect expected lifetimes of its U.S. plan participants. The table used is based on a historical demographic study of the plans and increased the projected benefit obligation by $2.5 million.

The Company invests the assets of the Pension Plan in a diversified portfolio, which consists of an array of asset classes and attempts to maximize returns while minimizing volatility. The allocation of Pension Plan assets at December 31, 2015 and 2014, as well as the Company’s 2015 target allocations, are as follows:

	Year Ended December 31,
Asset Classes:	2015	2014	2016 Target
Equity securities	56%	32%	50%
Non-equity investments	8%	20%	5%
Fixed income investments	15%	46%	40%
Cash and cash equivalents	14%	—	—
Real estate	7%	2%	5%
Total	100%	100%	100%

The expected long-term rate of return on the Pension Plan’s assets assumptions are based upon modeling studies completed with the assistance of the Company’s actuaries and investment consultants. The models take into account inflation, asset class returns, and bond yields for both domestic and foreign markets. These studies, along with the history of returns for the Pension Plan, indicate that expected future returns, weighted by asset allocation, supported an expected long-term asset return assumption of 7.4% for 2015 and 2014.

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

Pension Plan assets are recorded at fair value. Fixed income and equity securities may each be combined into commingled fund investments, which are valued to reflect the Company’s interest in the fund, based upon the reported year-end net asset value. The estimated fair values of debt securities held are based upon quoted market prices and/or market data for the same or comparable instruments. Because of the nature of these fixed income securities and commingled fixed income funds, some of these instruments are classified as Level 2 or Level 3 investments within the fair value hierarchy, as defined in Note 3. Fair value estimates for publicly-traded equity securities are based upon quoted market prices and/or other market data for the same or comparable instruments. Collective trusts that hold securities directly are stated at fair value of the underlying securities, as determined by the administrator, based on readily determinable market values and as such, are classified as Level 2 or Level 3 investments. Non-equity investments include investments in hedge funds and are valued based upon their year-end reported net asset values. The funded status of the Pension Plan represents the difference between the Company’s projected benefit obligation and fair value of Pension Plan assets and is presented as pension liability in the Consolidated Balance Sheets.

The following table summarizes the Pension Plan assets measured at fair value as of December 31, 2015 and 2014 (in millions). Refer to Note 3 for definitions of Level 1, 2, and 3 financial instruments within the fair value hierarchy and the methods and assumptions used to estimate the fair value of marketable securities.

	Fair Value Measurements at December 31, 2015
Asset Classes	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents(a)	$25	$1	$24	$—
Equity securities	65	—	65	—
Mutual funds(b)	15	9	6	—
Corporate bonds	17	—	17	—
Government bonds	10	—	10	—
Equity long/short hedge funds(c)	40	—	8	32
Real estate investment funds	14	—	—	14
Total	$186	$10	$130	$46

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Employee Benefit Plans  – (continued)

	Fair Value Measurements at December 31, 2014
Asset Classes	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash	$3	$3	$—	$—
Equity securities	18	18	—	—
Mutual funds(b)	83	72	11	—
Corporate bonds	47	—	47	—
Equity long/short hedge funds(c)	47	—	18	29
Real estate investment funds	4	—	—	4
Total	$202	$93	$76	$33

(a)	Includes $22 million of accounts receivable for unsettled trades.
(b)	This category consists of mutual fund investments that are focused on fixed income and international equity securities.
(c)	This category includes hedge funds that invest both long and short in a variety of U.S. and international equities and currencies. Management of the hedge funds has the ability to shift investments from value to growth strategies, from small to large capitalization stocks, and from a net long position to a net short position.

For Pension Plan assets with fair value measurements using significant unobservable inputs (Level 3), reconciliations of beginning and ending balances are as follows (in millions):

Fair Value Measurements Using Significant
Unobservable Inputs (Level 3)

Equity Long/Short Hedge Funds
Balance at December 31, 2013	$45
Return on plan assets held at the reporting date	1
Redemptions	(17)
Balance at December 31, 2014	$29
Return on plan assets held at the reporting date	1
Transfers in(a)	9
Redemptions	(7)
Balance at December 31, 2015	$32

Fair Value Measurements Using Significant
Unobservable Inputs (Level 3)

Real Estate Investment Funds
Balance at December 31, 2013	$7
Redemptions	(3)
Balance at December 31, 2014	$4
Purchases	10
Balance at December 31, 2015	$14

(a)	The underlying assets in the fund changed from the prior year.

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Employee Benefit Plans  – (continued)

Defined Contribution Retirement Plans

The Company sponsors various qualified defined contribution retirement plans. Each plan serves a defined group of employees and has varying levels of Company contributions. The Company’s contributions to certain plans may be required by the terms of the Company’s collective bargaining agreements. During 2015, 2014, and 2013, the Company contributed $5.4 million, $5 million, and $4.6 million, respectively, to its defined contribution retirement plans.

Retirement Plans of Non-U.S. Operations

In certain circumstances, the Company may provide severance benefits to employees whose employment is terminated under a written agreement. The amount of benefits depends upon the length of service of the employee and whether the termination was voluntary or at the request of the Company. During 2015, 2014, and 2013, the Company recorded expenses associated with these non-U.S. plans of $1.0 million, $1.4 million, and $1.6 million, respectively.

Other Postretirement Plans

Life Insurance Plans

As of July 31, 2007, the Company assumed life insurance benefits for certain U.S. retirees and the benefit plans pursuant to which such life insurance benefits are provided. Expected future life insurance benefit payments amount to $0.8 million, $0.7 million, $0.7 million, $1 million, and $1 million for the years ending December 31, 2016, 2017, 2018, 2019, and 2020, respectively, for a total of $4.2 million during the five-year period. Aggregate expected benefit payments for the years 2021 through 2025 are $5.1 million.

The following table provides a reconciliation of the changes in the benefit obligation and funded status of the Company’s life insurance plans (in thousands):

	Year Ended December 31, 2015	Year Ended December 31, 2014
Reconciliation of fair value of life insurance plan assets:
Fair value of assets, beginning of period	$—	$—
Employer contributions	503	515
Benefits paid	(503)	(515)
Fair value of assets, end of period	$—	$—
Change in benefit obligation:
Benefit obligation, beginning of period	$17,328	$15,144
Service cost	7	8
Interest cost	529	698
Actuarial loss/(gain)	(1,349)	1,993
Benefits paid	(503)	(515)
Benefit obligation, end of period	$16,012	$17,328
Funded status of life insurance plans	$(16,012)	$(17,328)

At December 31, 2015 and 2014, the funded status of the Company’s life insurance plans is recorded as accrued liabilities and other non-current liabilities in the Consolidated Balance Sheets.

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Employee Benefit Plans  – (continued)

The following table provides the components of the net periodic benefit cost of the Company’s life insurance plans for the years ended December 31, 2015, 2014, and 2013 (in thousands):

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Service cost	$7	$8	$—
Interest cost	529	698	541
Expected return on plan assets	—	—	—
Amortization of prior service credit	132	132	—
Net periodic benefit cost	$668	$838	$541

Pre-tax amounts recognized in other comprehensive income/(loss) at December 31, 2015, 2014, and 2013 consist of the following (in thousands):

	2015	2014	2013
Net actuarial gain/(loss)	$1,349	$(1,993)	$1,588
New prior service cost	—	—	(1,974)
Amortization of prior service cost	132	132	—
Amount recognized	$1,481	$(1,861)	$(386)

The following table summarizes the amounts included in accumulated other comprehensive loss, net of tax, related to the Company’s life insurance plans (in thousands):

	As of December 31,
	2015	2014
Unrecognized gain/(loss)	$619	$(730)
Net prior service credit	(1,710)	(1,842)
Deferred tax impact	(1,119)	(608)
Accumulated other comprehensive loss	$(2,210)	$(3,180)

The present value of the Company’s postretirement benefit obligation is calculated annually with the assistance of third party actuaries. The discount rates used in the calculations are established based upon the results of a yield curve analysis, which calculates a yield to maturity that mirrors the timing and amounts of future benefit payments. The discount rate used to measure the Company’s postretirement benefit obligation in 2015 and 2014 was 4.14% and 3.75%, respectively. The discount rates used to determine the net periodic benefit cost was 3.76%, 4.70%, and 3.75% in 2015, 2014, and 2013, respectively. The measurement dates of the Company’s post retirement plans are December 31 of each year.

Note 11. Earnings per Share (“EPS”)

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

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11. Earnings per Share (“EPS”)  – (continued)

The Company excluded 0 million, 1.2 million, and 1.5 million of potentially anti-dilutive shares for the years ended December 31, 2015, 2014, and 2013, respectively.

A summary of the information used to compute basic and diluted net income/(loss) per share attributable to Tower International, Inc. is shown below (in thousands — except share and per share amounts):

	Year Ended December 31,
	2015	2014	2013
Income/(loss) from continuing operations	$178,278	$36,523	$(26,329)
Income/(loss) from discontinued operations, net of tax	17,513	(9,436)	10,265
Net income/(loss)	195,791	27,087	(16,064)
Less: Net income attibutable to the noncontrolling interests	1,739	5,571	4,211
Net income/(loss) attibutable to Tower International, Inc.	$194,052	$21,516	$(20,275)
Basic income/(loss) per share:
Continuing operations	$8.37	$1.50	$(1.50)
Discontinued operations	0.83	(0.46)	0.50
Net income/(loss) attibutable to Tower International, Inc.	9.20	1.04	(0.99)
Basic weighted average shares outstanding	21,093,387	20,662,425	20,387,168
Diluted income/(loss) per share:
Continuing operations	$8.25	$1.45	$(1.50)
Discontinued operations	0.81	(0.44)	0.50
Net income/(loss) attibutable to Tower International, Inc.	9.06	1.01	(0.99)
Diluted weighted average shares outstanding	21,408,301	21,391,000	20,387,168

On October 16, 2015, our Board of Directors declared a regular quarterly dividend of $0.10 per common share, which was paid on December 10, 2015 to shareholders of record as of close of business on November 10, 2015. On January 29, 2016 our Board of Directors declared a quarterly dividend of $0.10 per common share, which was paid on February 29, 2016. We did not declare or pay any common stock dividends during 2014.

Note 12. Share-Based and Long-Term Compensation

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

On April 25, 2014, the Plan was amended and restated. The number of shares of common stock available for issuance pursuant to new awards under the 2010 Equity Incentive Plan was reduced to 850,000 shares. At December 31, 2015, 951,802 shares were available for future grants of options and other types of awards

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12. Share-Based and Long-Term Compensation  – (continued)

under the 2010 Equity Incentive Plan. Forfeited shares, in addition to certain other shares, as defined by the Plan, may be re-issued under the Plan up to the maximum amount to be issued.

The following table summarizes the Company’s award activity during the years ended December 31, 2015, 2014, and 2013:

	Options		Restricted Stock Units
Outstanding at:	Shares	Weighted Average Exercise Price	Shares	Weighted Average Grant Date Fair Value
December 31, 2012	973,745	$12.30	682,415	$11.00
Granted	—	—	120,873	13.00
Options exercised or RSUs vested	(178,744)	12.44	(69,858)	13.68
Forfeited	(52,617)	12.13	(13,526)	13.15
December 31, 2013	742,384	12.28	719,904	11.04
Granted	—	—	87,810	26.36
Options exercised or RSUs vested	(208,351)	12.62	(599,310)	10.73
Forfeited	(16,574)	11.95	(8,064)	15.37
December 31, 2014	517,459	12.15	200,340	18.51
Granted	—	—	89,178	26.16
Options exercised or RSUs vested	(17,321)	11.75	(99,811)	15.67
Forfeited	—	—	(2,209)	24.42
December 31, 2015	500,138	$12.17	187,498	$23.59

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

The Company calculates the weighted average grant date fair value of each option granted using a Black-Scholes valuation model. During the years ended December 31, 2015, 2014, and 2013, the Company recognized an expense relating to the options of $0.2 million, $1.2 million, and $1.8 million, respectively. As of December 31, 2015, the Company had recognized all of the compensation expense associated with these stock options.

As of December 31, 2015, the Company had an aggregate of 500,138 stock options that had been granted, but had not yet been exercised. As of December 31, 2015, the remaining average contractual life for these options is approximately six years. During the year ended December 31, 2015, 17,321 options were exercised, which had an aggregate intrinsic value of $0.3 million. As of December 31, 2015, 500,138 stock options were exercisable, which had an aggregate intrinsic value of $8.2 million. During the year ended December 31, 2015, no stock options were granted and no stock options were forfeited or expired.

Restricted stock units (“RSUs”)

The grant date fair value of each RSU equals the market price of the Company’s common stock on its date of grant. Compensation expense is recorded at the grant date fair value, less an estimated forfeiture amount, and is recognized on a straight-line basis over the applicable vesting periods.

During the years ended December 31, 2015, 2014, and 2013, the Company recognized an expense of $2.1 million, $3.5 million, and $3 million, respectively, relating to all of the RSUs granted. As of December 31, 2015, the Company had $2.4 million of unrecognized compensation expense associated with

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12. Share-Based and Long-Term Compensation  – (continued)

these RSUs, which will be amortized on a straight-line basis over the next 18 months, on a weighted average basis. The Company’s RSUs generally vest over a three year period.

As of December 31, 2015, the Company had an aggregate of 187,498 RSUs that have been granted, but have not yet vested. During the year ended December 31, 2015, 89,178 RSUs were granted and 2,209 RSUs were forfeited or expired.

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

During 2015, a total of 99,811 RSUs vested, resulting in the issuance of 99,811 shares at a fair value of $2.6 million. Additionally, 493,096 shares that vested on December 31, 2014 were issued in January 2015. This total was reduced by shares repurchased to provide payment for certain individuals’ minimum statutory withholding tax. The Company paid $6.5 million to acquire 250,844 vested shares to cover the minimum statutory withholding taxes. After offsets for withholding taxes, a net total of 342,063 shares of common stock were issued.

The RSUs held on and after November 10, 2015 earn dividend equivalents at the same rate as dividends paid on common stock. Dividend equivalents are subject to the same vesting conditions as the underlying RSUs and, therefore, are not considered participating securities.

Long-Term Compensation

Amended and Restated CEO Employment Agreement

On July 28, 2014, Mark M. Malcolm, the Company’s President and Chief Executive Officer, entered into an amended and restated employment agreement (the “Agreement”), by which Mr. Malcolm’s employment was extended through December 31, 2016 (the “Retirement Date”). The Agreement provides for a $3 million transition bonus, for the successful delivery to Tower’s board of directors of a comprehensive chief executive officer succession and transition plan, and a $3 million retention bonus. These bonus awards, if earned, will be paid in cash on January 16, 2017, and fall under the guidance of FASB ASC No. 450, Contingencies. Per ASC No. 450, a liability should be recorded when a future event is both probable and the amount of the commitment is reasonably estimable.

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

This stock appreciation bonus falls under the scope of FASB ASC No. 718, Compensation — Stock Compensation, because it is a share-based payment transaction in which the Company acquires Mr. Malcolm’s services by incurring a liability to Mr. Malcolm and because the amount of the award is based upon the price of the Company’s common stock. The Company utilizes the assistance of a third party valuation firm to

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12. Share-Based and Long-Term Compensation  – (continued)

perform a valuation of the award at the end of each quarterly reporting period which is used to adjust the current and future expense based on changes in the fair value of the obligation, accordingly.

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

During the years ended December 31, 2015 and 2014, the Company recorded an expense related to these awards of $3.1 million and $1.6 million, respectively. At December 31, 2015, the Company had a liability of $4.7 million related to these awards. This liability is presented in the Balance Sheets as other non-current liabilities.

Performance Award Agreements

Under the provisions of the 2010 Equity Incentive Plan, the Company granted certain awards pursuant to Performance Award Agreements to approximately 80 executives on March 5, 2013. Additional awards were granted on March 6, 2014. These awards were designed to provide the executives with an incentive to participate in the long-term success and growth of the Company. The Performance Award Agreements provide for cash-based awards that vest upon payment. The awards granted on March 5, 2013 will be paid after December 31, 2015 as they have met the performance conditions contained in the awards. The awards granted on March 6, 2014 will be paid after December 31, 2016 if certain performance conditions are met. The awards granted on March 6, 2015 will be paid after December 31, 2017 if certain performance conditions are met. These awards are also subject to payment upon a change in control or termination of employment, if certain criteria are met. One half of the awards will be based upon the Company’s Adjusted EPS Growth Rate, which is defined as the Company’s cumulative Adjusted EPS for the performance period of the awards, stated in terms of a percentage growth rate. The performance period of the awards granted on March 5, 2013, is January 1, 2013 through December 31, 2015, and the performance period of the awards granted on March 6, 2014, is January 1, 2014 through December 31, 2016. The Company’s EPS will be adjusted to exclude the effect of extraordinary, unusual, and/or nonrecurring items and then will be divided by the number of fiscal years in the specified period, stated in terms of a percentage growth rate. The other half of the awards will be based upon the Company’s percentile ranking of total shareholder return, compared to a peer group of companies, for the performance period. These awards represent unfunded, unsecured obligations of the Company.

During the years ended December 31, 2015, 2014, and 2013, the Company recorded expense related to these awards of $5.9 million, $3.9 million, and $0.9 million, respectively. At December 31, 2015, the Company had a liability of $10.7 million related to these awards. $6.0 million of this liability is payable in March 2016 and presented as other current liabilities in the Consolidated Balance Sheet, while the remaining $4.7 million of this liability is presented as other non-current liabilities in the Consolidated Balance Sheet.

Note 13. Related Party Transactions

The Company sells certain products from its Asian operations to its joint venture partner, Chery. The sales of these products to Chery were $72.1 million, $73.7 million, and $47.5 million for the years ended December 31, 2015, 2014 and 2013, respectively. The Company’s accounts receivable with Chery at December 31, 2015 and 2014 was $24 million and $21.8 million, respectively.

Note 14. Segment Information

The Company defines its operating segments as components of its business where separate financial information is available. The Company’s operating segments are routinely evaluated by management. The Company’s chief operating decision maker (“CODM”) is its Chief Executive Officer.

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14. Segment Information  – (continued)

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

The following is a summary of select data for each of the Company’s reportable segments (in thousands):

	International	Americas	Total
2015:
Revenues	$724,928	$1,230,781	$1,955,709
Adjusted EBITDA	61,200	129,473	190,673
Capital Expenditures	37,152	101,382	138,534
Total Assets	524,396	691,101	1,215,497
2014:
Revenues	$842,269	$1,225,502	$2,067,771
Adjusted EBITDA	64,400	139,782	204,182
Capital Expenditures	33,531	65,862	99,393
Total Assets(a)	652,407	512,766	1,165,173
2013:
Revenues	$815,492	$1,151,000	$1,966,492
Adjusted EBITDA	63,868	130,060	193,928
Capital Expenditures	26,155	49,255	75,410

(a)	Total assets as of December 31, 2014 in the International segment include assets held for sale.

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

Note 14. Segment Information  – (continued)

The following is a reconciliation of Adjusted EBITDA to income/(loss) before provision for income taxes and equity in loss of joint venture (in thousands):

	Year Ended December 31,
	2015	2014	2013
Adjusted EBITDA	$190,673	$204,182	$193,928
Restructuring	(8,607)	(14,248)	(21,198)
Depreciation and amortization	(79,747)	(87,241)	(88,838)
Acquisition costs and other	(835)	(445)	(906)
Long-term compensation expense	(12,680)	(11,313)	(6,630)
Interest expense, net	(23,648)	(34,233)	(50,666)
Other expense	—	(87)	(48,448)
Loss from sale of Brazil facility(a)	(715)	—	—
Pension actuarial loss	(9,118)	(4,160)	—
Commercial settlement related to 2010-13 scrap(b)	—	(6,009)	—
Closure of Tower Defense & Aerospace	—	—	(2,835)
Net income/(loss) before provision for income taxes and equity in loss of joint venture	$55,323	$46,446	$(25,593)

(a)	Represents the loss on the sale of one of our two operations in Brazil. Net cash proceeds from this sale were $9.5 million. This operation did not meet the criteria to be considered held for sale in accordance with FASB ASC No. 360 Property, Plant, and Equipment, and was not presented as discontinued operations in our Consolidated Financial Statements, in accordance with FASB ASC No. 205, Discontinued Operations.
(b)	Represents a one-time retroactive commercial settlement in 2014 related to 2010 – 2013 scrap.

The following is a summary of revenues and long-lived assets by geographic location (in thousands):

	Year Ended and End of Year December 31,
	2015		2014		2013
	Revenues	Long-Lived Assets	Revenues	Long-Lived Assets	Revenues	Long-Lived Assets
Germany	$288,081	$67,154	$347,417	$68,860	$338,712	$71,696
Belgium	141,835	20,382	190,103	25,378	188,932	30,314
Slovakia	127,750	45,036	159,954	56,788	181,421	72,158
Italy	106,382	34,368	91,531	25,989	90,541	32,765
Other Europe	73,918	12,412	79,836	12,575	68,989	13,856
China	75,475	19,756	77,547	21,838	53,704	98,641
U.S.	1,115,763	243,324	1,070,119	187,523	958,009	173,848
Mexico	27,686	4,985	—	8	—	—
Brazil	87,316	25,758	155,383	54,107	193,469	59,440
Intercompany eliminations	(88,497)	—	(104,119)	—	(107,285)	—
Total	$1,955,709	$473,175	$2,067,771	$453,066	$1,966,492	$552,718

Revenues are attributed to geographic locations based on the location of specific production. Long-lived assets consist of net property, plant, and equipment and company-owned tooling.

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14. Segment Information  – (continued)

The following is a summary of the approximate composition of the Company’s revenues, by product category (in thousands):

	Year Ended December 31,
	2015	2014	2013
Body structures and assemblies	60%	59%	57%
Complex body-in-white assemblies	24%	25%	27%
Chassis, lower vehicle structures, and suspension components	16%	16%	16%
Total	100%	100%	100%

The Company sells its products directly to automotive manufacturers. The following table presents a summary of customers that accounted for 10% or more of consolidated revenues in any of the three years ended December 31:

	2015	2014	2013
Ford	25%	22%	24%
Chrysler	16%	14%	11%
VW Group	12%	15%	17%

All customers that accounted for 10% or more of consolidated revenues from the table above are customers in the automotive industry; therefore, the Company is subject to a concentration of credit risk.

Note 15. Commitments and Contingencies

Leases

The Company leases office space, manufacturing space, and certain equipment under noncancellable lease agreements, which require the Company to pay maintenance, insurance, taxes, and other expenses, in addition to rental payments. The Company has entered into leasing commitments with lease terms expiring between the years 2017 and 2026. The Company has options to extend the terms of certain leases in future periods. The properties covered under these leases include manufacturing and office equipment and facilities. Rent expense for all operating leases totaled $24.3 million, $23.4 million, and $20.8 million during the years ended December 31, 2015, 2014, and 2013, respectively.

Future minimum capital and operating lease payments at December 31, 2015 are as follows (in thousands):

Year	Operating Leases	Capital Leases
2016	$24,760	$1,339
2017	23,880	1,282
2018	20,755	5,081
2019	16,410	—
2020	10,636	—
Thereafter	12,301	—
Total future lease payments	$108,742	7,702
Less: amount representing interest		(754)
Present value of minimum lease payments		$6,948

Purchase Commitments

As of December 31, 2015, the Company was obligated under executory purchase orders for approximately $111.7 million of tooling, $62.6 million of capital expenditures, and $8.4 million of other expenditures.

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15. Commitments and Contingencies  – (continued)

Environmental Matters

The Company owns properties which have been affected by environmental releases. The Company is actively involved in investigation and/or remediation at several of these locations.

Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. The established liability for environmental matters is based upon management’s best estimates, on an undiscounted basis, of expected investigation/remediation costs related to environmental contamination. It is possible that actual costs associated with these matters will exceed the environmental reserves established by the Company. Inherent uncertainties exist in the estimates, primarily due to unknown environmental conditions, changing governmental regulations, and legal standards regarding liability and evolving technologies for handling site remediation and restoration. At December 31, 2015 and 2014, the Company had approximately $1.4 million and $1.7 million, respectively, accrued for environmental matters.

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

Note 16. Change in Working Capital and Other Operating Items

The following table summarizes the sources/(uses) of cash provided by changes in working capital and other operating items for continuing operations (in thousands):

	Year Ended December 31,
	2015	2014	2013
Accounts receivable	$(14,597)	$(15,319)	$22,771
Inventories	2,299	(812)	(2,052)
Prepaid tooling and other current assets	(24,779)	(8,629)	42,954
Accounts payable and accrued liabilities	46,790	9,573	(22,183)
Net investment hedge and interest rate swap	—	3,341	—
Other assets and liabilities	(22,347)	2,769	(13,808)
Change in working capital	$(12,634)	$(9,077)	$27,682

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17. Quarterly Financial Data (Unaudited)

The following table summarizes select quarterly financial data (in thousands):

Quarter	Net Sales	Gross Profit	Net Income/ (Loss)	Net Income/(Loss) Attributable to Tower International, Inc.	Diluted Earnings/ (Loss) per Share
2015
1st	$496,628	$56,490	$14,121	$14,041	$0.66
2nd	490,268	62,320	19,139	18,646	0.87
3rd	475,249	52,813	16,872	16,283	0.76
4th(a)	493,564	46,854	145,659	145,082	6.76
Full Year	$1,955,709	$218,477	$195,791	$194,052	$9.06
2014
1st	$519,263	$60,789	$15,278	$14,855	$0.70
2nd	548,467	62,349	16,950	16,096	0.75
3rd	497,722	52,937	12,902	11,161	0.52
4th(b)	502,319	53,118	(18,043)	(20,596)	(0.99)
Full Year	$2,067,771	$229,193	$27,087	$21,516	$1.01

(a)	During the fourth quarter of 2015, net income included a $131 million deferred tax benefit primarily due to the release of the valuation allowance in the United States and Italy, and the Company recorded an actuarial pension loss of $9.1 million.
(b)	During the fourth quarter of 2014, the Company recorded a loss in discontinued operations of $22.9 million (net of tax) and an actuarial pension loss of $4.2 million.

Note 18. Subsequent Events

On January 15, 2016, the Company paid $50 million on its Term Loan Credit Facility. In connection with this prepayment, the Company accelerated the amortization of the original issue discount and the associated debt issue costs by $0.7 million.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Mark Malcolm, our Chief Executive Officer (“CEO”), and James C. Gouin, our Chief Financial Officer (“CFO”), have performed an evaluation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2015 and each has concluded that such disclosure controls and procedures were effective at a reasonable assurance level to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and such information is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow for timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2015. The assessment was based on criteria established in the framework “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2015.

The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which follows.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Tower International, Inc.
Livonia, MI

We have audited the internal control over financial reporting of Tower International, Inc. and subsidiaries (the “Company”) as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2015 of the Company and our report dated February 29, 2016 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Detroit, MI
February 29, 2016

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting during the quarter ended December 31, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Equity Compensation Plan Information — The following table provides information about our equity compensation plans as of December 31, 2015.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	687,636	$15.28	951,802
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	687,636	$15.28	951,802

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) List of documents filed as part of this Annual Report or incorporated herein by reference:

(1)	Financial Statements: The following financial statements of the Registrant as set forth under Part II, Item 8 of this report on Form 10-K on the pages indicated:

Audited Financial Statements for the Three Years Ended December 31, 2015:

(2)	Financial Statement Schedules:
(a)	Schedule II:

SCHEDULE II

Valuation and Qualifying Accounts for the years ended December 31, 2015, 2014, and 2013
(in thousands)

Column A	Column B	Column C		Column D		Column E
		Additions
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions		Balance at End of Year
Year Ended December 31, 2015
Allowance for doubtful accounts	$1,181	$644	$—	$(538	)(a)	$1,287
Deferred tax asset valuation allowance	178,974	(117,452)	(14,167)	—		47,355
Year Ended December 31, 2014
Allowance for doubtful accounts	$2,071	$436	$—	$(1,326	)(a)	$1,181
Deferred tax asset valuation allowance	219,421	(10,298)	(30,149)	—		178,974
Year Ended December 31, 2013
Allowance for doubtful accounts	$4,105	$600	$—	$(2,634	)(a)	$2,071
Deferred tax asset valuation allowance	207,659	19,841	(8,079)	—		219,421

(a)	Write off of uncollectible accounts and collections of past due accounts

All other schedules are omitted because they are inapplicable or not required or the information is included in the Company’s Consolidated Financial Statements or the notes thereto.

(3)	Exhibits

2.1	Asset Purchase Agreement, dated as of May 1, 2007, by and among Tower Automotive, Inc., a debtor-in-possession and certain of its subsidiaries, and Tower Automotive, LLC f/k/a TA Acquisition Company, LLC (filed as Exhibit 2.1 to the Registrant’s Registration Statement on Form S-1 as originally filed on March 4, 2010 (No. 333-165200) and incorporated herein by reference).
2.2	Form of Contribution Agreement providing for the contribution of equity interests in Tower Automotive, LLC to Tower International Holdings, LLC (filed as Exhibit 2.2 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
3.1	Form of Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
3.2	Form of By-Laws of the Registrant (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed January 8, 2014 and incorporated herein by reference).
4.1	See Exhibits 3.1 and 3.2 for provisions of the Certificate of Incorporation and Bylaws of the Registrant defining the rights of holders of common stock of the Registrant.
4.2	Specimen stock certificate (filed as Exhibit 4.2 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
4.3	Form of Registration Rights Agreement between the Registrant and Tower International Holdings, LLC (filed as Exhibit 4.3 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
4.4	Indenture, dated as of August 24, 2010, among Tower Automotive Holdings USA, LLC and TA Holdings Finance, Inc., as issuers, the guarantors’ party thereto and Wilmington Trust FSB, as trustee and collateral agent (filed as Exhibit 4.4 to Amendment No. 6 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.1	Amended and Restated Intercreditor Agreement, dated as of August 24, 2010, among JPMorgan Chase Bank, N.A., as representative with respect to certain agreements identified therein, Wilmington Trust FSB, as representative with respect to the notes agreement identified therein, each additional representative from time to time party thereto, Tower Automotive Holdings USA, LLC, the other loan parties party thereto and Tower Automotive, LLC (filed as Exhibit 10.9 to Amendment No. 6 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.2	Term Intercreditor Agreement, dated as of August 24, 2010, among JPMorgan Chase Bank, N.A., as synthetic letter of credit facility agent, Wilmington Trust FSB, as notes collateral agent, each additional term agent from time to time party thereto, each grantor from time to time party thereto and Tower Automotive, LLC (filed as Exhibit 10.10 to Amendment No. 6 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.3	Notes Security Agreement, dated as of August 24, 2010, among Tower Automotive Holdings USA, LLC, TA Holdings Finance, Inc., the subsidiary guarantors’ party thereto and Wilmington Trust FSB, as collateral agent (filed as Exhibit 10.13 to Amendment No. 6 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.4†	Intentionally omitted.
10.5†	Registrant’s Compensation Agreement with Paul Radkoski (filed as Exhibit 10.31 to the Registrant’s Registration Statement on Form S-1 as originally filed on March 4, 2010 (No. 333-165200) and incorporated herein by reference).
10.6	Form of Indemnification Agreement (filed as Exhibit 10.24 to Amendment No. 8 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).

10.7	Service Agreement with Rande Somma & Associates LLC (filed as Exhibit 10.33 to the Registrant’s Registration Statement on Form S-1 as originally filed on March 4, 2010 (No. 333-165200) and incorporated herein by reference).
10.8	Amendment to Service Agreement with Rande Somma & Associates LLC, dated September 29, 2010 (filed as Exhibit 10.55 to Amendment No. 9 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.9	Service Agreement with Larry Schwentor and MGT4VALUE LLC (filed as Exhibit 10.34 to the Registrant’s Registration Statement on Form S-1 as originally filed on March 4, 2010 (No. 333-165200) and incorporated herein by reference).
10.10†	Second Amended and Restated Value Creation Plan of Tower Automotive, LLC (filed as Exhibit 10.27 to Amendment No. 8 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.11†	Form of 2010 Equity Incentive Plan (filed as Exhibit 10.28 to Amendment No. 9 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.12†	Form of Restricted Stock Award Agreement (filed as Exhibit 10.29 to Amendment No. 8 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.13†	Form of Restricted Stock Unit Award Agreement (filed as Exhibit 10.30 to Amendment No. 8 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.14†	Form of Restricted Stock Unit Award Agreement (filed as Exhibit 10.30.1 to Amendment No. 8 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.15†	Form of Nonqualified Stock Option Grant Agreement (filed as Exhibit 10.31 to Amendment No. 8 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.16†	Form of Nonqualified Stock Option Grant Agreement (filed as Exhibit 10.31.1 to Amendment No. 8 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.17†	Form of Incentive Stock Option Grant Agreement (filed as Exhibit 10.32 to Amendment No. 8 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.18†	Tower Management, LLC 2007 Management Incentive Plan (filed as Exhibit 10.33 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.19†	Form of Award Letter, Tower Automotive, LLC Supplemental Value Creation Program Plan (filed as Exhibit 10.34 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.20†	Form of Award Letter, Tower Automotive, LLC 2010 Long-Term Incentive Program (filed as Exhibit 10.35 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.21†	Form of Award Letter, Tower Automotive, LLC Special Incentive Program (filed as Exhibit 10.36 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.22††	Lease Agreement, dated as of April 10, 2002, by and among Module (DE) Limited Partnership, Tower Automotive Products Company, Inc. and Tower Automotive Tool LLC (filed as Exhibit 10.37 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).

10.23	Amendment No. 1 to Lease Agreement, dated as of November 15, 2002, by and among Module (DE) Limited Partnership, Tower Automotive Products Company, Inc. and Tower Automotive Tool LLC (filed as Exhibit 10.38 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.24††	Amendment No. 2 to Lease Agreement, dated as of July 31, 2007, by and among Module (DE) Limited Partnership, Tower Automotive Products Company, Inc. and Tower Automotive Tool LLC (filed as Exhibit 10.39 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.25††	Lease Agreement, dated as of April 10, 2002, by and among Chassis (DE) Limited Partnership, Tower Automotive Products Company, Inc. and Tower Automotive Tool LLC (filed as Exhibit 10.40 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.26	Amendment No. 1 to Lease Agreement, dated as of October 9, 2002, by and among Chassis (DE) Limited Partnership, Tower Automotive Products Company, Inc. and Tower Automotive Tool LLC (filed as Exhibit 10.41 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.27††	Amendment No. 2 to Lease Agreement, dated as of July 31, 2007, by and among Chassis (DE) Limited Partnership, Tower Automotive Products Company, Inc. and Tower Automotive Tool LLC (filed as Exhibit 10.42 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.28	Unit Sale and Purchase Agreement of Mark Malcolm (filed as Exhibit 10.43 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.29	Unit Sale and Purchase Agreement of Jim Gouin (filed as Exhibit 10.44 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.30	Unit Sale and Purchase Agreement of Michael Rajkovic (filed as Exhibit 10.45 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.31	Intentionally omitted.
10.32	Unit Sale and Purchase Agreement of Rande Somma and Associates LLC (filed as Exhibit 10.48 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.33	Unit Sale and Purchase Agreement of MGT4VALUE LLC (filed as Exhibit 10.49 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.34†	Form of Amendment to Form of Award Letter, Tower Automotive, LLC 2010 Long-Term Incentive Program (filed as Exhibit 10.53 to Amendment No. 9 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.35†	Form of Award Letter, Tower Automotive, LLC 2010 Special Incentive Program (filed as Exhibit 10.54 to Amendment No. 8 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).
10.36	Letter of Credit Facility Agreement, dated as of June 13, 2011, among Tower Automotive Holdings USA, LLC, as borrower, Tower International, Inc., as holdings, JPMorgan Chase Bank, N.A., as L/C participant, and JPMorgan Chase Bank, N.A., as administrative agent and issuing lender (filed as Exhibit 10.56 to the Registrant’s Annual Report on Form 10-K filed March 8, 2012 and incorporated herein by reference).

10.37†††	Amendment No. 3 to Lease Agreement, dated as of January 24, 2011, by and among Chassis (DE) Limited Partnership, Tower Automotive USA Operations I, LLC and Tower Automotive USA Operations II, LLC (successors in interest to Tower Automotive Products Company, Inc. and Tower Automotive Tool LLC) (filed as Exhibit 10.60 to the Registrant’s Annual Report on Form 10-K filed March 8, 2012 and incorporated herein by reference).
10.38†††	Amendment No. 4 to Lease Agreement, dated as of October 3, 2011, by and among Chassis (DE) Limited Partnership, Tower Automotive USA Operations I, LLC and Tower Automotive USA Operations II, LLC (successors in interest to Tower Automotive Products Company, Inc. and Tower Automotive Tool LLC) (filed as Exhibit 10.61 to the Registrant’s Annual Report on Form 10-K filed March 8, 2012 and incorporated herein by reference).
10.39	Amendment to Service Agreement with Rande Somma & Associates LLC, dated November 29, 2011 (filed as Exhibit 10.62 to the Registrant’s Annual Report on Form 10-K filed March 8, 2012 and incorporated herein by reference).
10.40	Service Agreement between Rande Somma & Associates LLC and Tower Defense & Aerospace, LLC, dated as of January 3, 2012 (filed as Exhibit 10.63 to the Registrant’s Form 10-K/A filed April 24, 2012 and incorporated herein by reference.)
10.41	Intentionally omitted.
10.42	Registrant’s Employment Agreement with Par Malmhagen (filed as Exhibit 10.65 to the Registrant’s Quarterly Report on Form 10-Q filed August 7, 2012 and incorporated herein by reference).
10.43	Stock Purchase Agreement between Tower Automotive Holdings Asia B.V., Tower Automotive International Holdings B.V., and SJ Holdings, Inc. (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed January 2, 2013 and incorporated herein by reference).
10.44†	Form of 2012 Bonus Plan (filed as Exhibit 10.67 to the Registrant’s Current Report on Form 10-K filed March 7, 2013 and incorporated herein by reference).
10.45†	Amended and Restated Employment Agreement, dated as of March 4, 2013, between Tower Automotive Operations USA I, LLC and Mark Malcolm (filed as Exhibit 10.68 to the Registrant’s Current Report on Form 10-K filed March 7, 2013 and incorporated herein by reference).
10.46†	Amended and Restated Employment Agreement, dated as of March 4, 2013, between Tower Automotive Operations USA I, LLC and James Gouin (filed as Exhibit 10.69 to the Registrant’s Current Report on Form 10-K filed March 7, 2013 and incorporated herein by reference).
10.47†	Amended and Restated Employment Agreement, dated as of March 4, 2013, between Tower Automotive Operations USA I, LLC and Michael Rajkovic (filed as Exhibit 10.70 to the Registrant’s Current Report on Form 10-K filed March 7, 2013 and incorporated herein by reference).
10.48†	Employment Agreement, dated as of March 4, 2013, between Tower Automotive Operations USA I, LLC and James Bernard (filed as Exhibit 10.71 to the Registrant’s Current Report on Form 10-K filed March 7, 2013 and incorporated herein by reference).
10.49†	Employment Agreement, dated as of March 4, 2013, between Tower Automotive Operations USA I, LLC and William Cook (filed as Exhibit 10.72 to the Registrant’s Current Report on Form 10-K filed March 7, 2013 and incorporated herein by reference).
10.50†	Amendment to Employment Agreement, dated as of March 4, 2013, between Tower Automotive Holding GmbH and Par Malmhagen (filed as Exhibit 10.73 to the Registrant’s Current Report on Form 10-K filed March 7, 2013 and incorporated herein by reference).
10.51†	Form of Performance Award Agreement (filed as Exhibit 10.74 to the Registrant’s Current Report on Form 10-K filed March 7, 2013 and incorporated herein by reference).

10.52	Amendment to Letter of Credit Facility Agreement, dated as of April 22, 2013, among Tower Automotive Holdings USA, LLC, the Registrant, JPMorgan Chase Bank, N.A., as L/C participant and JPMorgan Chase Bank, N.A., as administrative agent and issuing lender, filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed April 24, 2013 and incorporated herein by reference.
10.53	Term Loan and Guaranty Agreement, dated as of April 23, 2013, by and among Tower Automotive Holdings USA, LLC, as borrower, Tower International, Inc., Tower Automotive Holdings I, LLC, Tower Automotive Holdings II(a), LLC, Tower Automotive Holdings II (b), LLC and the subsidiary guarantors named therein, as Guarantors, each of the financial institutions from time to time party thereto as lenders, and Citibank, N.A., as administrative agent for the lenders (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed April 24, 2013 and incorporated herein by reference).
10.54	Second Amended and Restated Revolving Credit and Guaranty Agreement dated as of June 19, 2013 by and among Tower Automotive Holdings USA, LLC, Tower International, Inc., Tower Automotive Holdings I, LLC, Tower Automotive Holdings II(a), LLC, Tower Automotive Holdings II(b), LLC, the subsidiary guarantors named therein, JPMorgan Chase Bank, N.A., Wells Fargo Capital Finance, LLC and each of the other financial institutions from time to time party thereto, as Lenders and JPMorgan Chase Bank, N.A., as Issuing Lender, as Swing Line Lender and as Administrative Agent for the Lenders (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed June 20, 2013 and incorporated herein by reference).
10.55	Second Amended and Restated ABL Security Agreement dated as of June 19, 2013 among Tower Automotive Holdings USA, LLC, the guarantors named therein and JPMorgan Chase Bank, N.A., as Agent for the Lenders (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed June 20, 2013 and incorporated herein by reference).
10.56	First Refinancing Term Loan Amendment to Term Loan and Guaranty Agreement, dated as of July 29, 2013, by and among Tower Automotive Holdings USA, LLC, as borrower, Tower International, Inc., Tower Automotive Holdings I, LLC, Tower Automotive Holdings II(a), LLC, Tower Automotive Holdings II(b), LLC and the subsidiary guarantors named therein, as Guarantors, each of the financial institutions from time to time party thereto as lenders, and Citibank, N.A., as administrative agent for the lenders (filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed July 31, 2013 and incorporated herein by reference).
10.57	Second Refinancing Term Loan Amendment and Additional Term Loan Amendment to Term Loan and Guaranty Agreement, dated as of January 31, 2014, by and among Tower Automotive Holdings USA, LLC, as borrower, Tower International, Inc., Tower Automotive Holdings I, LLC, Tower Automotive Holdings II(a), LLC, Tower Automotive Holdings II(b), LLC and the subsidiary guarantors named therein, as Guarantors, each of the financial institutions from time to time party thereto as lenders, and Citibank, N.A., as administrative agent for the lenders (filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed January 21, 2014 and incorporated herein by reference).
10.58	Term Loan and Guaranty Agreement, dated as of April 23, 2013 (as amended pursuant to a First Refinancing Term Loan Amendment, dated as of July 29, 2013 and a Second Refinancing Term Loan Amendment and Additional Term Loan Amendment, dated as of January 31, 2014), by and among Tower Automotive Holdings USA, LLC, as borrower, Tower International, Inc., Tower Automotive Holdings I, LLC, Tower Automotive Holdings II(a), LLC, Tower Automotive Holdings II(b), LLC and the subsidiary guarantors named therein, as Guarantors, each of the financial institutions from time to time party thereto as lenders, and Citibank, N.A., as administrative agent for the lenders (filed as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed January 21, 2014 and incorporated herein by reference).
10.59†	Form of Performance Award Agreement (filed as Exhibit 10.59 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014 and incorporated herein by reference).

10.60†	Second Amended and Restated Employment Agreement, dated as of July 28, 2014, between Tower Automotive Operations USA I, LLC and Mark M. Malcolm (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed July 28, 2014 and incorporated herein by reference).
10.61	Third Amended and Restated Revolving Credit and Guaranty Agreement, by and among Tower Automotive Holdings USA, LLC, Tower International, Inc., Tower Automotive Holdings I, LLC, Tower Automotive Holdings II(a), LLC, Tower Automotive Holdings II(b), LLC, the subsidiary guarantors named therein, the financial institutions from time to time party thereto as Lenders, and JPMorgan Chase Bank, N.A. as Issuing Lender, as Swing Line Lender, and as Administrative Agent for the Lenders. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed September 17, 2014 and incorporated herein by reference).
10.62	Revolving Credit Security Agreement, dated as of September 17, 2014, among Tower Automotive Holdings USA, LLC, the guarantors named therein, and JPMorgan Chase Bank, N.A. as Agent for the Lenders (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed September 17, 2014 and incorporated herein by reference).
10.63†	Amended and Restated Employment Agreement, dated as of October 27, 2014, between Tower Automotive Operations USA I, LLC and James C. Gouin (filed as Exhibit 10.63 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014 and incorporated herein by reference).
10.64†	Amended and Restated Employment Agreement, dated as of October 27, 2014, between Tower Automotive Operations USA I, LLC and Michael Rajkovic (filed as Exhibit 10.64 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014 and incorporated herein by reference).
10.65†	Agreement to Extend Employment Term and Increase Base Salary, dated as of December 21, 2015, between Tower Automotive Operations USA I, LLC and James Bernard (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 21, 2015 and incorporated herein by reference).
10.66†	Second Amendment to the Service Agreement for Managing Director, dated as of December 21, 2015 between Tower Automotive Holding GmbH and Pr O.H. Malmhagen (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed December 21, 2015 and incorporated herein by reference).
10.67†	Form of Restricted Stock Unit Award Agreement for directors (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 and incorporated herein by reference).
10.68†	Form of Restricted Stock Unit Award Agreement for employees (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 and incorporated herein by reference).
11.1	A statement regarding the computation of earnings per share is omitted because such computation can be clearly determined from the material contained in this Report.
21.1*	Subsidiaries of Tower International, Inc.
23.1*	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 Securities Exchange Act Rules 13a-14(a) and 15d-14(a), pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 Securities Exchange Act Rules 13a-14(a) and 15d-14(a), pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Scheme Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.
†	Management contract or compensatory plan or arrangement.
††	Confidential treatment has been granted for certain provisions of this Exhibit pursuant to Rule 406 promulgated under the Securities Act of 1933, as amended.
†††	Portions of this exhibit have been omitted pursuant to the Company’s request to the Secretary of the Securities and Exchange Commission for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 29, 2016

/s/ James C. Gouin

James C. Gouin
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on the 29th day of February, 2016.

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