Form 10-Q
period 2016-03-31
Tower International, Inc.
filed 2016-04-28
CIK 1485469

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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

Yes ☐   No ☑

As of April 22, 2016, there were 21,163,021 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

Tower International, Inc. and Subsidiaries

Form 10-Q

PART 1 — FINANCIAL INFORMATION

ITEM 1. Financial Statements.

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data - unaudited)

	March 31,	December 31,
	2016	2015

ASSETS
Cash and cash equivalents	$74,797	$142,640
Accounts receivable, net of allowance of $973 and $1,287	288,641	250,933
Inventories (Note 3)	76,455	70,633
Prepaid tooling, notes receivable, and other	78,117	71,487
Total current assets	518,010	535,693

Property, plant, and equipment, net	495,162	473,159
Goodwill (Note 6)	61,820	59,340
Investment in joint venture	7,705	7,711
Deferred tax asset	128,406	127,633
Other assets, net	12,449	11,961
Total assets	$1,223,552	$1,215,497

LIABILITIES AND EQUITY
Short-term debt and current maturities of capital lease obligations (Note 8)	$40,992	$30,378
Accounts payable	314,493	297,665
Accrued liabilities	127,507	107,911
Total current liabilities	482,992	435,954

Long-term debt, net of current maturities (Note 8)	362,408	412,218
Obligations under capital leases, net of current maturities (Note 8)	6,018	5,984
Deferred tax liability	6,145	6,167
Pension liability (Note 11)	63,475	65,621
Other non-current liabilities	83,381	82,834
Total non-current liabilities	521,427	572,824
Total liabilities	1,004,419	1,008,778
Commitments and contingencies (Note 17)

Stockholders' equity:
Tower International, Inc.'s stockholders' equity
Preferred stock, $0.01 par value, 50,000,000 authorized and 0 issued and outstanding	$-	$-
Common stock, $0.01 par value, 350,000,000 authorized, 22,081,578 issued and 21,163,021 outstanding at March 31, 2016, and 22,003,820 issued and 21,111,610 outstanding at December 31, 2015	221	220
Additional paid in capital	338,393	337,864
Treasury stock, at cost, 918,557 and 892,210 shares as of March 31, 2016 and December 31, 2015	(16,689)	(16,067)
Accumulated deficit	(37,763)	(44,030)
Accumulated other comprehensive loss (Note 12)	(72,109)	(80,492)
Total Tower International, Inc.'s stockholders' equity	212,053	197,495
Noncontrolling interests in subsidiaries (Note 12)	7,080	9,224
Total stockholders' equity	219,133	206,719
Total liabilities and stockholders' equity	$1,223,552	$1,215,497

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share and per share amounts - unaudited)

	Three Months Ended March 31,
	2016	2015

Revenues	$511,496	$496,628
Cost of sales	453,597	440,138
Gross profit	57,899	56,490
Selling, general, and administrative expenses	33,908	31,532
Amortization expense (Note 6)	116	-
Restructuring and asset impairment charges, net (Note 7)	823	1,031
Operating income	23,052	23,927
Interest expense	7,631	7,850
Interest income	242	125
Other expense	3,576	-
Income before provision for income taxes and equity in profit of joint venture	12,087	16,202
Provision for income taxes (Note 10)	3,703	2,099
Equity in profit of joint venture, net of tax	-	94
Income from continuing operations	8,384	14,197
Loss from discontinued operations, net of tax (Note 4)	-	(76)
Net income	8,384	14,121
Less: Net income attributable to the noncontrolling interests	6	80
Net income attributable to Tower International, Inc.	$8,378	$14,041

Weighted average basic shares outstanding	21,126,462	21,050,230
Weighted average diluted shares outstanding	21,444,570	21,360,492

Basic income per share attributable to Tower International, Inc.:
Income per share from continuing operations (Note 13)	$0.40	$0.67
Income per share from discontinued operations (Note 13)	-	-
Income per share (Note 13)	0.40	0.67

Diluted income per share attributable to Tower International, Inc.:
Income per share from continuing operations (Note 13)	$0.39	$0.66
Income per share from discontinued operations (Note 13)	-	-
Income per share (Note 13)	0.39	0.66

Dividends declared per share	$0.10	$-

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME / (LOSS)

(Amounts in thousands - unaudited)

	Three Months Ended March 31,
	2016	2015

Net income	$8,384	$14,121
Other comprehensive income / (loss), net of tax:
Foreign currency translation adjustments (net of tax expense / (benefit) of ($3.1) million and $0 million)	8,397	(10,402)
Other comprehensive income / (loss), net of tax:	8,397	(10,402)
Comprehensive income	16,781	3,719
Less: Comprehensive income / (loss) attributable to noncontrolling interests	20	104
Comprehensive income attributable to Tower International, Inc.	$16,761	$3,615

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands - unaudited)

	Three Months Ended March 31,
	2016	2015

OPERATING ACTIVITIES:
Net income	$8,384	$14,121
Less: Loss from discontinued operations, net of tax	-	(76)
Income from continuing operations	8,384	14,197

Adjustments required to reconcile income from continuing operations to net cash provided by / (used in) continuing operating activities:
Deferred income tax provision	2,996	167
Depreciation and amortization	18,537	19,908
Non-cash share-based compensation	529	959
Pension income, net of contributions	(2,147)	(3,750)
Change in working capital and other operating items	(24,257)	(38,275)
Net cash provided by / (used in) continuing operating activities	$4,042	$(6,794)

INVESTING ACTIVITIES:
Cash disbursed for purchases of property, plant, and equipment, net	$(26,114)	$(9,562)
Net cash used in continuing investing activities	$(26,114)	$(9,562)

FINANCING ACTIVITIES:
Proceeds from borrowings	$146,327	$30,464
Repayments of borrowings	(139,143)	(56,845)
Repayments on Term Loan Credit Facility	(50,000)	-
Proceeds from termination of cross currency swaps	-	32,377
Dividend payment to Tower shareholders	(2,111)	-
Proceeds from stock options exercised	-	112
Purchase of treasury stock	(622)	(6,530)
Noncontrolling interest dividends	(2,164)	-
Net cash used in continuing financing activities	$(47,713)	$(422)

Discontinued operations:
Net cash from discontinued operating activities	$-	$9,431
Net cash from discontinued investing activities	-	(4,484)
Net cash from discontinued financing activities	-	(2,800)
Net cash from discontinued operations	$-	$2,147

Effect of exchange rate changes on continuing cash and cash equivalents	$1,942	$(3,201)

NET CHANGE IN CASH AND CASH EQUIVALENTS	$(67,843)	$(17,832)

CASH AND CASH EQUIVALENTS:
Beginning of period	$142,640	$148,561

End of period	$74,797	$130,729

Supplemental Cash Flow Information:
Interest paid, net of amounts capitalized	$5,075	$5,334
Income taxes paid	1,567	1,130
Non-cash Investing Activities:
Capital expenditures in liabilities for purchases of property, plant, and equipment	20,630	5,525

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

Note 2. New Accounting Pronouncements

Revenue Recognition

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. This ASU outlines a single comprehensive model for entities to utilize to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that will be received in exchange for the goods and services. Additional disclosures will also be required to enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB deferred the effective date of this standards update to fiscal years beginning after December 15, 2017, with early adoption permitted on the original effective date of fiscal years beginning after December 15, 2016. In March 2016, the FASB issued ASU No. 2016-08, which amends the principal-versus-agent implementation guidance and illustrations in the Board’s new revenue standard. The Company is currently evaluating significant contracts and assessing any impact to the Consolidated Financial Statements.

Inventory

In July 2015, the FASB issued ASU No. 2015-11, Inventory: Simplifying the Measurement of Inventory, which requires entities, that measure inventory using first-in, first-out (FIFO) or average cost, to measure inventory at the lower of cost and net realizable value. This ASU is effective prospectively for annual periods beginning after December 15, 2016, and interim periods therein. The Company is assessing the potential impact of this new guidance on its Consolidated Financial Statements, but does not expect a material financial statement impact related to the adoption of this ASU.

Leases

In February 2016, the FASB issued ASU No. 2016-02, Lease Accounting. This ASU introduces a lessee model that brings most leases on the balance sheet. Further, the standard also aligns certain of the underlying principles of the new lessor model with those in ASU 2014-09. This new ASU on leases is effective for annual periods beginning after December 15, 2018, and interim periods within those fiscal years. The Company is currently evaluating significant contracts and assessing any impact to the Consolidated Financial Statements.

Stock Compensation

In March 2016, the FASB issued ASU No. 2016-09, which simplifies several aspects of the accounting for employee share-based payment transactions. This ASU is effective for annual reporting periods beginning after December 15, 2016, and interim periods therein. The Company is assessing the potential impact on its Consolidated Financial Statements.

Note 3. Inventories

Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method. Maintenance, repair, and non-productive inventory, which are considered consumables, are expensed when acquired and included in the Condensed Consolidated Statements of Operations as cost of sales. Inventories consist of the following (in thousands):

	March 31, 2016	December 31, 2015
Raw materials	$35,945	$33,989
Work in process	16,478	14,495
Finished goods	24,032	22,149
Total inventory	$76,455	$70,633

Note 4. Discontinued Operations and Assets Held for Sale

During the fourth quarter of 2014, the Company’s Board of Directors approved a plan to sell the Company’s equity interest in its Changchun Tower Golden Ring Automotive Products Co., Ltd. (“TGR”), Xiangtan DIT Automotive Products Co., Ltd. (“Xiangtan”), and Ningbo DIT Automotive Products Co. Ltd. (“Ningbo”) joint ventures. At December 31, 2014 and March 31, 2015, TGR and Xiangtan were considered held for sale in accordance with FASB ASC No. 360, Property, Plant, and Equipment, and presented as discontinued operations in the Condensed Consolidated Financial Statements, in accordance with FASB ASC No. 205, Discontinued Operations. The Company’s investment in the Ningbo joint venture is accounted for under the cost method and therefore does not qualify for held for sale treatment and does not fall under the scope of FASB ASC No. 205.

During the period ended December 31, 2015, the Company completed the sale of the two Chinese joint ventures (TGR and Xiangtan) that were held for sale at March 31, 2015.

As of March 31, 2016, the Company has no assets that are considered held for sale in accordance with FASB ASC No. 360.

The following table discloses select financial information of the discontinued operations of the Company’s Chinese joint ventures in its International Segment for the three months ended March 31, 2015 (in thousands):

Three Months Ended March 31, 2015
Revenues	$27,375

Income from discontinued operations:
Income before provision for income taxes	161
Provision for income taxes	(237)
Loss from discontinued operations	$(76)

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

After the part for which tooling has been developed reaches a production-ready status, the Company is reimbursed by its customer for the cost of the tooling, at which time the tooling becomes the property of the customer. The Company has certain other tooling costs related to tools the Company has the contractual right to use during the life of the supply arrangement, which are capitalized and amortized over the life of the related product program. Customer-owned tooling is included in the Condensed Consolidated Balance Sheets in prepaid tooling, notes receivable, and other, while company-owned and other tooling is included in other assets, net.

The components of capitalized tooling costs are as follows (in thousands):

	March 31, 2016	December 31, 2015
Customer-owned tooling, net	$63,476	$59,901
Company-owned tooling	11	16
Total tooling, net	$63,487	$59,917

Any gain recognized, which is defined as the excess of reimbursement over cost, is amortized over the life of the program. If estimated costs are expected to be in excess of reimbursement, a loss is recorded in the period in which the loss is estimated.

Note 6. Goodwill and Other Intangible Assets

Goodwill

The change in the carrying amount of goodwill is set forth below by reportable segment and on a consolidated basis (in thousands):

	International	Americas	Consolidated
Balance at December 31, 2015	$50,890	$8,450	$59,340
Currency translation adjustment	2,437	43	2,480
Balance at March 31, 2016	$53,327	$8,493	$61,820

Intangibles

In the Americas segment, an intangible asset of $3.5 million was recorded in 2015, as part of the acquisition of a facility in Mexico. This intangible asset has a definite life and will be amortized on a straight-line basis over seven years, the estimated life of the related asset, which approximates the recognition of related revenues.

The Company incurred amortization expense of $0.1 million for the three months ended March 31, 2016.

Note 7. Restructuring and Asset Impairment Charges

As of March 31, 2016, the Company has executed various restructuring plans and may execute additional plans in the future to reduce corporate overhead, to realign manufacturing capacity to prevailing global automotive production levels, and to improve the utilization of remaining facilities. Estimates of restructuring charges are based on information available at the time such charges are recorded. Due to the inherent uncertainty involved in estimating restructuring expenses, actual amounts paid for such activities may differ from amounts initially recorded. Accordingly, the Company may record revisions of previous estimates by adjusting previously established reserves.

Restructuring and Asset Impairment Charges

Net restructuring and asset impairment charges for each of the Company’s segments include the following (in thousands):

	Three Months Ended March 31,
	2016	2015
International	$-	$100
Americas	823	931
Consolidated	$823	$1,031

The following table sets forth the Company’s net restructuring and asset impairment charges by type for the periods presented (in thousands):

	Three Months Ended March 31,
	2016	2015
Employee termination costs	$77	$210
Other exit costs	746	821
Asset impairments	-	-
Total restructuring charges, net	$823	$1,031

The charges incurred during the three months ended March 31, 2016 and 2015 related primarily to the following actions:

2016 Actions

During the first quarter of 2016, the charges incurred in the Americas segment related to ongoing maintenance expense of facilities closed as a result of prior actions and severance charges to reduce fixed costs.

2015 Actions

During the first quarter of 2015, the charges incurred in the Americas segment related to ongoing maintenance expense of facilities closed as a result of prior actions and severance charges to reduce fixed costs. The charges incurred in the International segment related to severance charges in Europe to reduce fixed costs.

Restructuring Reserve

The table below summarizes the activity in the restructuring reserve by segment, reflected in accrued liabilities, for the above-mentioned actions through March 31, 2016 (in thousands):

	International	Americas	Consolidated
Balance at December 31, 2015	$99	$213	$312
Payments	(65)	(147)	(212)
Increase in liability	-	77	77
Balance at March 31, 2016	$34	$143	$177

Except as disclosed in the table above, the Company does not anticipate incurring additional material cash charges associated with the actions described above. The increase in the restructuring reserve set forth in the table above does not agree with the restructuring charges for the period, as certain items are expensed as incurred related to the actions described.

The restructuring reserve decreased during the first quarter of 2016, reflecting primarily payments of other exit costs related to prior accruals offset partially by accruals for severance.

During the three months ended March 31, 2016, the Company incurred payments related to prior accruals in Europe of $0.1 million and in North America of $0.2 million.

Note 8. Debt

Short-Term Debt

Short-term debt consists of the following (in thousands):

	March 31, 2016	December 31, 2015
Current maturities of debts (excluding capital leases)	$39,982	$29,414
Current maturities of capital leases	1,010	964
Total short-term debt	$40,992	$30,378

Long-Term Debt

Long-term debt consists of the following (in thousands):

	March 31, 2016	December 31, 2015
Term Loan Credit Facility (net of discount of $1,013 and $1,222)	$364,987	$415,903
Other foreign subsidiary indebtedness	45,228	34,691
Debt issue costs	(7,825)	(8,962)
Total debt	402,390	441,632
Less: Current maturities of debts (excluding capital leases)	(39,982)	(29,414)
Total long-term debt	$362,408	$412,218

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

As of March 31, 2016, the outstanding principal balance of the Term Loan Credit Facility was $365 million (net of a remaining $1 million original issue discount) and the effective interest rate was 4.00% per annum.

On January 15, 2016, the Company made a $50 million voluntary repayment on its Term Loan Credit Facility. In connection with this prepayment, the Company accelerated the amortization of the original issue discount and the associated debt issue costs by $0.7 million.

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

Advances under the Amended Revolving Credit Facility bear interest at an alternate base rate plus a base rate margin or LIBOR plus a Eurodollar margin. The applicable margins are determined by the Company’s Total Net Leverage Ratio (as defined in the Third Amended Revolving Credit Facility Agreement). The applicable margin for the base rate based borrowings as of March 31, 2016 was 1.25%. The applicable margin for the LIBOR based borrowings as of March 31, 2016 was 2.25%. The Company will pay a commitment fee at a rate equal to 0.50% per annum on the average daily unused total revolving credit commitment.

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

As of March 31, 2016, there was $190.4 million of borrowing availability under the Amended Revolving Credit Facility, of which no borrowings were outstanding and $9.6 million letters of credit were outstanding.

Other Foreign Subsidiary Indebtedness

As of March 31, 2016, other foreign subsidiary indebtedness of $45.2 million consisted primarily of receivables factoring in Europe of $30.8 million, other indebtedness in Europe of $10.2 million, and borrowings in Brazil of $4.2 million.

The change in foreign subsidiary indebtedness from December 31, 2015 to March 31, 2016 is explained by the following (in thousands):

	Europe	Brazil	Total
Balance at December 31, 2015	$30,704	$3,987	$34,691
Maturities of indebtedness	(355)	(238)	(593)
Change in borrowings on credit facilities, net	9,251	-	9,251
Foreign exchange impact	1,470	409	1,879
Balance at March 31, 2016	$41,070	$4,158	$45,228

Generally, borrowings of foreign subsidiaries are made under credit agreements with commercial lenders and are used to fund working capital and other operating requirements.

Europe

As of March 31, 2016, the receivables factoring facilities balance available to the Company was $30.8 million (€27.1 million), of which the entire amount was drawn. These are uncommitted, demand facilities which are subject to termination at the discretion of the banks and bear interest rates based on the average three month EURIBOR plus a spread ranging from 2.50% to 3.00%. The effective annual interest rates as of March 31, 2016 ranged from 2.27% to 2.77%, with a weighted average interest rate of 2.63% per annum. Any receivables factoring under these facilities is with recourse and is secured by the accounts receivable factored. These receivables factoring transactions are recorded in the Company’s Condensed Consolidated Balance Sheets in short-term debt and current maturities of capital lease obligations.

As of March 31, 2016, the secured line of credit balance available to the Company was $8.8 million (€7.8 million), of which $2.2 million (€1.9 million) was outstanding. The facility bears an interest rate based on the EURIBOR plus a spread of 2.15% and has a maturity date of October 2016. The effective annual interest rate as of March 31, 2016 was 1.84% per annum. The facilities are secured by certain accounts receivable related to customer funded tooling, real estate, and other assets, and are subject to negotiated prepayments upon the receipt of funds from completed customer projects.

As of March 31, 2016, the Company’s European subsidiaries had borrowings of $8.1 million (€7.1 million), which had an annual interest rate of 6.25% and a maturity date of November 2017. This term loan is secured by certain machinery and equipment.

As of March 31, 2016, the Company’s European subsidiaries had an asset-based revolving credit facility balance available to the Company of $31.5 million, of which no borrowings were outstanding. This facility bears an interest rate based upon the one month LIBOR plus a spread of 4.00% and has a maturity date of October 2017. Availability on the credit facility is determined based upon the appraised value of certain machinery, equipment, and real estate, subject to a borrowing base availability limitation and customary covenants.

Brazil

As of March 31, 2016, the Company’s Brazilian subsidiary had borrowings of $4.2 million (R$15 million), which had annual interest rates ranging from 3.00% to 8.70% and maturity dates ranging from February 2018 to July 2022. As of March 31, 2016, the weighted average interest rate on the borrowings in Brazil was 5.73% per annum. The loans are provided through bilateral agreements with two local banks and are secured by certain fixed and current assets. Periodic interest and principal payments are required.

Covenants

As of March 31, 2016, the Company was in compliance with the financial covenants that govern its credit agreements.

Capital Leases

The Company had the following capital lease obligations as of the dates presented (in thousands). These capital lease obligations expire in March 2018:

	March 31, 2016	December 31, 2015
Current maturities of capital leases	$1,010	$964
Non-current maturities of capital leases	6,018	5,984
Total capital leases	$7,028	$6,948

Debt Issue Costs

The Company had debt issuance costs, net of amortization, of $7.8 million and $9 million as of March 31, 2016 and December 31, 2015, respectively. These amounts are reflected in the Condensed Consolidated Balance Sheets as a direct deduction from long-term debt, net of current maturities, rather than as an asset, in accordance with ASU No. 2015-03.

The Company incurred interest expense related to the amortization of debt issue costs of $1.1 million and $0.9 million during the three months ended March 31, 2016 and March 31, 2015, respectively.

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

On March 13, 2015, the Company terminated the cross currency swap entered into on January 23, 2015 and received $10.5 million in cash proceeds. The Company then entered into a new cross currency swap to hedge its net investment in Europe (U.S. dollar / Euro exchange spot rate was $1.0480). The Euro notional amount of €178 million remained the same but the interest rate was lowered from 3.70% to 3.40% per annum.

On April 16, 2015, the Company reduced the U.S. dollar notional amount on the interest rate swap from $200 million to $186.1 million, but the 5.09% interest rate per annum and the maturity date of April 16, 2020 remained the same. The interest rate is fixed at 5.09% per annum, but the fair value of the swap will fluctuate with changes in interest rates.

At March 31, 2016 and December 31, 2015, the U.S. dollar / Euro exchange spot rate was $1.1355 and $1.0906, respectively. The following amounts were recorded in the Condensed Consolidated Balance Sheets as being payable to counterparties under FASB ASC No. 815, Derivatives and Hedging (in thousands):

	Location	March 31, 2016	December 31, 2015
Liabilities
Net investment hedge	Other non-current liabilities	$17,242	$9,005
Interest rate swap	Other non-current liabilities	5,046	2,592

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

The following table presents the deferred gain reported in AOCI at March 31, 2016 and December 31, 2015 (in thousands):

	Deferred gain in AOCI
	March 31, 2016	December 31, 2015
Net investment hedge	$20,874	$29,139

Derivative instruments held during the period resulted in the following expense recorded in income during the three months ended March 31, 2016 and March 31, 2015, respectively (in thousands):

	Expense recognized (ineffective portion)
	Three Months Ended March 31,
	2016	2015
Net investment hedge	$(28)	$(536)
Interest rate swap	2,455	2,440
Total	$2,427	$1,904

Note 10. Income Taxes

During the three months ended March 31, 2016, the Company recorded income tax expense of $3.7 million on $12.1 million of pre-tax profit – for a worldwide effective tax rate of 30.6%. Included in the $3.7 million of worldwide tax expense was $2.2 million of deferred income tax expense attributable to U.S. profits. In the fourth quarter of 2015, the Company released the U.S. valuation allowance on our U.S. deferred tax assets. Post U.S. valuation allowance release, the Company will book tax expense – primarily deferred tax expense - on its U.S. profits.

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

The following tables provide the components of net periodic pension benefit cost and other post-retirement benefit cost (in thousands):

	Pension Benefits		Other Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2016	2015	2016	2015
Service cost	$6	$8	$2	$2
Interest cost	1,947	2,375	136	160
Expected return on plan assets (a)	(2,546)	(3,087)	-	-
Amortization of prior service credit	(24)	(24)	33	33
Net periodic benefit cost / (income)	$(617)	$(728)	$171	$195

(a)	Expected rate of return on plan assets is 7.40% for 2016 and was 7.40% for 2015

The Company expects its minimum pension funding requirements to be $7.6 million during 2016. The Company made contributions of $1.5 million to the Pension Plan during the three months ended March 31, 2016.

Additionally, the Company contributed $1.5 million to its defined contribution retirement plans during the three months ended March 31, 2016.

Note 12. Stockholders’ Equity and Noncontrolling Interests

The table below provides a reconciliation of the carrying amount of total stockholders’ equity, including stockholders’ equity attributable to Tower International, Inc. (“Tower”) and equity attributable to the noncontrolling interests (“NCI”) (in thousands):

	Three Months Ended March 31,
	2016			2015
	Tower	NCI	Total	Tower	NCI	Total
Stockholders' equity beginning balance	$197,495	$9,224	$206,719	$43,151	$56,627	$99,778
Net income	8,378	6	8,384	14,041	80	14,121
Other comprehensive income / (loss):
Foreign currency translation adjustments	8,383	14	8,397	(10,426)	24	(10,402)
Total comprehensive income / (loss)	16,761	20	16,781	3,615	104	3,719
Vesting of RSUs	1	-	1	6	-	6
Treasury stock	(622)	-	(622)	(6,530)	-	(6,530)
Share based compensation expense	529	-	529	959	-	959
Proceeds from stock options exercised	-	-	-	112	-	112
Dividend paid	(2,111)	-	(2,111)	-	-	-
Noncontrolling interest dividends	-	(2,164)	(2,164)	-	-	-
Stockholders' equity ending balance	$212,053	$7,080	$219,133	$41,313	$56,731	$98,044

The following table presents the components of accumulated other comprehensive loss (in thousands):

	As of March 31, 2016	As of December 31, 2015	Change
Foreign currency translation adjustments, net of tax of $4.7 million and $7.8 million	$(32,107)	$(40,490)	$8,383
Defined benefit plans, net of tax of $13.5 million and $13.5 million	(40,002)	(40,002)	-
Accumulated other comprehensive loss	$(72,109)	$(80,492)	$8,383

The following table presents the changes in accumulated other comprehensive loss by component (in thousands) for the three months ended March 31, 2016:

	Defined Benefit Plan, Net of Tax	Foreign Currency Translation Adjustments	Total
Balance at December 31, 2015	$(40,002)	$(40,490)	$(80,492)
Other comprehensive income before reclassification	-	8,383	8,383
Net current-period other comprehensive income	-	8,383	8,383
Balance at March 31, 2016	$(40,002)	$(32,107)	$(72,109)

The following table presents the changes in accumulated other comprehensive loss by component (in thousands) for the three months ended March 31, 2015:

	Defined Benefit Plan, Net of Tax	Foreign Currency Translation Adjustments	Total
Balance at December 31, 2014	$(39,690)	$(7,224)	$(46,914)
Other comprehensive loss before reclassification	-	(10,229)	(10,229)
Net current-period other comprehensive loss	-	(10,229)	(10,229)
Balance at March 31, 2015	$(39,690)	$(17,453)	$(57,143)

The Company did not reclassify any material items out of accumulated other comprehensive income during the three months ended March 31, 2016 or March 31, 2015, respectively.

Note 13. Earnings per Share (“EPS”)

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

The Company included the effects of all dilutive shares for the three months ended March 31, 2016 and 2015.

A summary of the information used to compute basic and diluted net income per share attributable to Tower International, Inc. is shown below (in thousands – except share and per share amounts):

	Three Months Ended March 31,
	2016	2015
Income from continuing operations	$8,384	$14,197
Loss from discontinued operations, net of tax	-	(76)
Net income	8,384	14,121
Less: Net income attributable to the noncontrolling interests	6	80
Net income attributable to Tower International, Inc.	$8,378	$14,041

Basic income per share:
Continuing operations	$0.40	$0.67
Discontinued operations	-	-
Net income attributable to Tower International, Inc.	0.40	0.67
Basic weighted average shares outstanding	21,126,462	21,050,230

Diluted income per share:
Continuing operations	$0.39	$0.66
Discontinued operations	-	-
Net income attributable to Tower International, Inc.	0.39	0.66
Diluted weighted average shares outstanding	21,444,570	21,360,492

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

At March 31, 2016, 875,739 shares were available for future grants of options and other types of awards under the Plan.

The following table summarizes the Company’s award activity during the three months ended March 31, 2016:

	Options		Restricted Stock Units
Outstanding at:	Shares	Weighted Average Exercise Price	Shares	Weighted Average Grant Date Fair Value
December 31, 2015	500,138	$12.17	187,498	$23.59
Granted	-	-	101,810	23.26
Options exercised or RSUs issued	-	-	(77,158)	19.87
Forfeited	-	-	-	-
March 31, 2016	500,138	$12.17	212,150	$24.79

Stock Options

The exercise price of each stock option equals the market price of the Company’s common stock on the grant date. Compensation expense is recorded at the grant date fair value and is recognized on a straight-line basis over the applicable vesting periods. The Company’s stock options generally vest over three years, with a maximum term of ten years.

The Company calculates the weighted average grant date fair value of each option granted using a Black-Scholes valuation model. During the three months ended March 31, 2016 and 2015, the Company recognized expense relating to the options of $0 million and $0.2 million, respectively. The Company did not recognize any tax benefit related to the compensation expense during any of the periods presented. As of March 31, 2015, all of the expense associated with these stock options had been fully recognized.

As of March 31, 2016, the Company had an aggregate of 500,138 stock options that had been granted, but had not yet been exercised. As of March 31, 2016, the remaining average contractual life for these options is approximately five years. During the three months ended March 31, 2016, no options were exercised. As of March 31, 2016, 500,138 stock options were exercisable, which had an aggregate intrinsic value of $7.5 million. During the three months ended March 31, 2016, no stock options were granted, forfeited, or expired.

Restricted Stock Units (“RSUs”)

The grant date fair value of each RSU equals the market price of the Company’s common stock on its date of grant. Compensation expense is recorded at the grant date fair value, less an estimated forfeiture amount, and is recognized on a straight-line basis over the applicable vesting periods.

During the three months ended March 31, 2016 and 2015, the Company recognized an expense of $0.5 million and $0.5 million, respectively, relating to the RSUs. The Company did not recognize any tax benefit related to this compensation expense. As of March 31, 2016, the Company had $4 million of unrecognized compensation expense associated with these RSUs, which will be amortized on a straight-line basis over the next 23 months, on a weighted average basis. The Company’s RSUs generally vest over a three year period.

As of March 31, 2016, the Company had an aggregate of 212,150 RSUs that had been granted, but had not yet vested. During the three months ended March 31, 2016, no RSUs were forfeited or expired.

During the first quarter of 2016, a total of 102,963 RSUs vested, resulting in the issuance of 77,158 shares. The fair value of all shares issued during the first quarter of 2016 was $1.8 million. After offsets for withholding taxes, a total of 51,157 shares of common stock were issued. This total is net of shares repurchased to provide payment for certain individuals’ minimum statutory withholding tax. The Company paid $0.6 million to acquire 26,001 vested shares to cover the minimum statutory withholding taxes.

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

This stock appreciation bonus falls under the scope of FASB ASC No. 718, Compensation – Stock Compensation, because it is a share-based payment transaction in which the Company acquires Mr. Malcolm’s services by incurring a liability to Mr. Malcolm and because the amount of the award is based upon the price of the Company’s common stock. The Company utilizes the assistance of a third party valuation firm to perform a valuation of the award at the end of each quarterly reporting period which is used to adjust the current and future expense based on changes in the fair value of the obligation, accordingly.

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

During the three months ended March 31, 2016, and 2015, the Company recorded an expense related to these awards of $0.8 million and $0.9 million, respectively. At March 31, 2016, the Company had a liability of $5.5 million related to these awards. This liability is presented in the Condensed Consolidated Balance Sheets as other current liabilities.

Performance Award Agreements

Under the provisions of the 2010 Equity Incentive Plan, the Company granted certain awards pursuant to Performance Award Agreements to approximately 80 executives on March 5, 2013. Additional awards were granted on March 6, 2014, March 6, 2015, and March 4, 2016. These awards were designed to provide the executives with an incentive to participate in the long-term success and growth of the Company. The Performance Award Agreements provide for cash-based awards that vest upon payment. Pursuant to meeting the performance conditions set forth in the Performance Award Agreements, each award will be paid three years after it is granted. These awards are also subject to payment upon a change in control or termination of employment, if certain criteria are met. These awards represent unfunded, unsecured obligations of the Company.

2013, 2014, and 2015 Awards

One half of the awards granted on March 5, 2013, March 6, 2014, and March 6, 2015 will be based upon the Company's Adjusted EPS Growth Rate, which is defined as the Company’s cumulative Adjusted EPS for the performance period of the awards, stated in terms of a percentage growth rate. The Company's EPS will be adjusted to exclude the effect of extraordinary, unusual, and/or nonrecurring items and then will be divided by the number of fiscal years in the specified period, stated in terms of a percentage growth rate. The other half of the awards will be based upon the Company's percentile ranking of total shareholder return, compared to a peer group of companies, for the performance period.

Pursuant to meeting the performance conditions set forth in the Performance Award Agreements, the awards granted on March 5, 2013 were paid in the first quarter of 2016. The performance period of the awards granted on March 6, 2014, is January 1, 2014 through December 31, 2016, the performance period of the awards granted on March 6, 2015, is January 1, 2015 through December 31, 2017.

2016 Awards

One half of the awards granted on March 4, 2016 will be based upon the Company’s Adjusted EBIT Growth Rate, which is defined as the Company’s cumulative Adjusted EBIT for the performance period of the awards, stated in terms of a percentage growth rate. The Company's EBIT will be adjusted to exclude the effect of extraordinary, unusual, and/or nonrecurring items and then will be divided by the number of fiscal years in the specified period, stated in terms of a percentage growth rate. The other half of the awards will be based upon the Company's percentile ranking of total shareholder return, compared to a peer group of companies, for the performance period.

The performance period of the awards granted on March 4, 2016 is January 1, 2016 through December 31, 2018.

During the three months ended March 31, 2016 and 2015, the Company recorded expense related to all performance awards of $1.9 million and $0.9 million, respectively. At March 31, 2016, the Company had a liability of $4.9 million related to these awards, of which $3.9 million is payable in March 2017 and is presented as other current liabilities in the Condensed Consolidated Balance Sheet, while the remaining $1 million is presented as other non-current liabilities in the Condensed Consolidated Balance Sheet.

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

The following is a summary of select data for each of the Company’s reportable segments (in thousands):

	International	Americas	Total
Three Months Ended March 31, 2016:
Revenues	$173,099	$338,397	$511,496
Adjusted EBITDA	11,891	34,311	46,202
Capital Expenditures	4,630	23,365	27,995
Total Assets	514,502	709,050	1,223,552

Three Months Ended March 31, 2015:
Revenues	$189,740	$306,888	$496,628
Adjusted EBITDA	14,145	33,925	48,070
Capital Expenditures	5,476	4,856	10,332

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

The following is a reconciliation of Adjusted EBITDA to income before provision for income taxes and equity in profit / (loss) of joint venture (in thousands):

	Three Months Ended March 31,
	2016	2015
Adjusted EBITDA	$46,202	$48,070
Restructuring and asset impairment charges, net	(823)	(1,031)
Depreciation and amortization	(18,537)	(19,908)
Acquisition costs and other	(116)	(89)
Long-term compensation expense	(3,674)	(3,115)
Interest expense, net	(7,389)	(7,725)
Other expense	(3,576)	-
Net income before provision for income taxes and equity in profit of joint venture	$12,087	$16,202

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

At March 31, 2016, the carrying value and estimated fair value of the Company’s total debt was $410.2 million and $408.8 million, respectively. At December 31, 2015, the carrying value and estimated fair value of the Company’s total debt was $450.6 million and $434.2 million, respectively. The majority of the Company’s debt at March 31, 2016 and December 31, 2015 was comprised of the Term Loan Credit Facility, which can be traded between financial institutions. Accordingly, this debt has been classified as Level 2. The fair value was determined based upon quoted values. The remainder of the Company’s debt, primarily consisting of foreign subsidiary indebtedness, is asset-backed and is classified as Level 3. As this debt carries variable rates and minimal credit risk, the book values approximate the fair values.

The Company has foreign currency exchange hedges and an interest rate swap that were measured at fair value on a recurring basis at March 31, 2016 and December 31, 2015. These instruments are recorded in other assets, net or other non-current liabilities in the Company’s Condensed Consolidated Balance Sheets and the fair value is measured using Level 2 observable inputs such as foreign currency exchange rates, swap rates, cross currency basis swap spreads and interest rate spreads. At March 31, 2016, the foreign currency exchange hedge (net investment hedge of our European subsidiaries) and the interest rate swap (not designated for hedge accounting) had liability fair values of $17.2 million and $5 million, respectively.

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

Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. The established liability for environmental matters is based upon management’s best estimates, on an undiscounted basis, of expected investigation/ remediation costs related to environmental contamination. It is possible that actual costs associated with these matters will exceed the environmental reserves established by the Company. Inherent uncertainties exist in the estimates, primarily due to unknown environmental conditions, changing governmental regulations, and legal standards regarding liability and evolving technologies for handling site remediation and restoration. At March 31, 2016 and December 31, 2015, the Company had $1.4 million accrued for environmental matters.

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

Note 18. Subsequent Event

On November 10, 2015, the Company announced plans to investigate the potential sale of its European Operations (“Tower Europe”). The Company has decided to retain Tower Europe and there is no further intention to sell these operations. During the quarter ended March 31, 2016, the Company incurred $3.6 million of transaction costs related to the potential sale, these costs are recorded in the Condensed Consolidated Statement of Operations as other expenses.

In April 2016, our Board of Directors approved a plan to sell our remaining operations in China and Brazil. In the second quarter, these operations will be considered held for sale in accordance with FASB ASC No. 360, Property, Plant and Equipment and will be presented as discontinued operations in our Consolidated Financial Statements, in accordance with FASB ASC No. 205, Discontinued Operations.

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

Recent Trends

Production Volumes

During the first quarter of 2016, industry production volumes increased from 2015 in China, Europe, and North America, while declining in Brazil. According to IHS, industry production is projected to increase in 2016 in Europe China and North America, while declining in Brazil.

Factors Affecting our Industry, Revenues, and Expenses

For information regarding factors that affect our industry, revenues, and expenses, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Results of Operations—Three Months Ended March 31, 2016 Compared with the Three Months Ended March 31, 2015

The following table presents production volumes in specified regions, according to IHS, for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 (in millions of units produced):

	Europe	China	North America	Brazil

Three Months Ended March 31, 2016	5.6	6.3	4.5	0.5
Three Months Ended March 31, 2015	5.3	5.6	4.3	0.6
Increase / (Decrease)	0.3	0.7	0.2	(0.1)
Percentage change	6%	13%	5%	(17)%

According to IHS, full year 2016 vehicle production is expected to increase when compared to 2015 in North America by 4%, in Europe by 3%, and in China by 6%, and decrease in Brazil by 16%.

The following table presents select financial information for the three months ended March 31, 2016 and 2015 (in millions):

	International		Americas		Consolidated
	Three Months Ended		Three Months Ended		Three Months Ended
	March 31,		March 31,		March 31,
	2016	2015	2016	2015	2016	2015

Revenues	$173.1	$189.7	$338.4	$306.9	$511.5	$496.6
Cost of sales	157.5	171.7	296.1	268.4	453.6	440.1
Gross profit	15.6	18.0	42.3	38.5	57.9	56.5
Selling, general, and administrative expenses	10.0	8.8	23.9	22.7	33.9	31.5
Amortization expense	-	-	0.1	-	0.1	-
Restructuring and asset impairment charges, net	-	0.1	0.8	0.9	0.8	1.0
Operating income	$5.6	$9.1	$17.5	$14.9	23.1	24.0
Interest expense, net					7.4	7.7
Other expense					3.6	-
Provision for income taxes					3.7	2.1
Loss from discontinued operations, net of tax					-	(0.1)
Noncontrolling interest, net of tax					-	0.1
Net income attributable to Tower International, Inc.					$8.4	$14.0

Comparison of Periods – GAAP Analysis of Consolidated Results

Revenues

Total revenues increased during the three months ended March 31, 2016 by $14.9 million, or 3%, from the three months ended March 31, 2015, reflecting primarily higher volume in our Americas segment ($41.6 million), offset partially by lower volume in our International segment ($11.5 million). Revenues were adversely affected by the weakening of the Brazilian Real ($7.8 million) against the U.S. dollar in our Americas segment, and the weakening of foreign currencies against the U.S. dollar in our International segment, primarily the weakening of the Euro ($3.6 million). Revenues were also adversely affected by unfavorable pricing ($3.6 million).

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

Total gross profit increased by $1.4 million, or 2%, from the three months ended March 31, 2015 to the three months ended March 31, 2016 and our gross profit margin decreased from 11.4% during the 2015 period to 11.3% during the 2016 period. The increase in total gross profit reflects higher volume ($7.1 million) offset partially by unfavorable foreign exchange ($2.7 million, excluding the impact on depreciation) and unfavorable product mix ($1.5 million). All other factors were net unfavorable ($1.5 million). Cost of sales was negatively impacted by unfavorable pricing and economics ($8 million), which was offset partially by favorable efficiencies ($6.8 million).

Total gross profit was positively affected by a decrease in the depreciation included in cost of sales from $18.6 million during the three months ended March 31, 2015 to $17.3 million during the three months ended March 31, 2016.

Selling, General, and Administrative Expenses (“SG&A”)

Total SG&A increased $2.4 million, or 8%, from the three months ended March 31, 2015, reflecting higher compensation costs.

Interest Expense, net

Interest expense, net, decreased $0.3 million, or 4%, from the three months ended March 31, 2015, reflecting primarily lower interest expense on our Term Loan offset partially by higher mark-to-market losses on our derivative financial instruments.

Other Expense

Other expense increased $3.6 million from the three months ended March 31, 2015 reflecting the transaction costs incurred to date to support the potential sale of Tower Europe.

Provision for Income Taxes

Income tax expense increased $1.6 million from the three months ended March 31, 2015 despite a $4.1 million decrease in worldwide profitability. The worldwide effective tax rate for the quarter was 30.6%.

During 2015, we did not record deferred income tax expense on our 2015 U.S. profits because the utilization of deferred tax assets – primarily net operating losses – generated a corresponding tax benefit from the release of an associated U.S. valuation allowance. In the fourth quarter of 2015, we released the valuation allowance on the remainder of our U.S. deferred tax assets, since we concluded it was more likely than not we would be able to fully utilize our deferred tax assets in the future. Post U.S. valuation allowance release, we record tax expense - primarily deferred tax expense - on our U.S. profits as we utilize our deferred tax assets to reduce our cash tax liability. In the first quarter of 2016, we recorded $2.2 million of deferred income tax expense on U.S. quarterly profit.

We expect to utilize U.S. tax attributes such as net operating loss carryforwards and research credits to eliminate our U.S. cash tax liability on U.S. profits except for an immaterial amount for alternative minimum tax and some state taxes until 2018 or 2019.

Comparison of Periods—Non-GAAP Analysis of Adjusted EBITDA

A reconciliation of Adjusted EBITDA to net income attributable to Tower International, Inc. for the periods presented is set forth below (in millions):

	International		Americas		Consolidated
	Three Months Ended		Three Months Ended		Three Months Ended
	March 31,		March 31,		March 31,
	2016	2015	2016	2015	2016	2015

Adjusted EBITDA	$11.9	$14.2	$34.3	$33.9	$46.2	$48.1
Intercompany charges	1.7	2.1	(1.7)	(2.1)	-	-
Restructuring and asset impairment charges, net	-	(0.1)	(0.8)	(0.9)	(0.8)	(1.0)
Depreciation and amortization	(7.3)	(7.1)	(11.2)	(12.8)	(18.5)	(19.9)
Acquisition costs and other	(0.1)	-	-	(0.1)	(0.1)	(0.1)
Long-term non-cash compensation (a)	(0.6)	-	(3.1)	(3.1)	(3.7)	(3.1)
Operating income	$5.6	$9.1	$17.5	$14.9	23.1	24.0
Interest expense, net					(7.4)	(7.7)
Other expense (b)					(3.6)	-
Provision for income taxes					(3.7)	(2.1)
Loss from discontinued operations, net of tax					-	(0.1)
Noncontrolling interest, net of tax					-	(0.1)
Net income attributable to Tower International, Inc.					$8.4	$14.0

(a)	Represents the compensation expense related to stock options, restricted stock units, one-time CEO compensation awards, and certain compensation programs intended to benefit our long-term success and growth. The compensation charges are incurred during the applicable vesting periods of each program.
(b)	Represents the transaction costs incurred to date to support the potential sale of Tower Europe.

The following table presents revenues (a GAAP measure) and Adjusted EBITDA (a non-GAAP measure) for the three months ended March 31, 2016 and 2015 (in millions), as well as an explanation of variances:

	International		Americas		Consolidated
	Revenues	Adjusted EBITDA(c)	Revenues	Adjusted EBITDA(c)	Revenues	Adjusted EBITDA(c)
Three Months Ended March 31, 2016 results	$173.1	$11.9	$338.4	$34.3	$511.5	$46.2
Three Months Ended March 31, 2015 results	189.7	14.2	306.9	33.9	496.6	48.1
Variance	$(16.6)	$(2.3)	$31.5	$0.4	$14.9	$(1.9)
Variance attributable to:
Volume and mix	$(11.5)	$(2.2)	$41.6	$7.8	$29.9	$5.6
Foreign exchange	(3.6)	(0.2)	(7.8)	0.1	(11.4)	(0.1)
Pricing and economics	(1.5)	(3.7)	(2.3)	(4.3)	(3.6)	(8.0)
Efficiencies	-	3.0	-	3.8	-	6.8
Selling, general, and administrative expenses and other items (d)	-	0.8	-	(7.0)	-	(6.2)
Total	$(16.6)	$(2.3)	$31.5	$0.4	$14.9	$(1.9)

(c)	We have presented a reconciliation of Adjusted EBITDA to net income / (loss) attributable to Tower International, Inc, above.
(d)	When we refer to “selling, general, and administrative expenses and other items”, the “other items” refer to (i) savings which we generate after implementing restructuring actions, (ii) the costs associated with launching new products, and (iii) one-time items which may include reimbursement of costs.

Adjusted EBITDA

When we analyze Adjusted EBITDA, we separately categorize external factors—volume, product mix, and foreign exchange—and all other factors which impact Adjusted EBITDA, which we refer to as “other factors.”

Consolidated Company: Consolidated Adjusted EBITDA decreased by $1.9 million, or 4%, from the three months ended March 31, 2015, despite higher volume ($5.6 million). Foreign exchange had a negligible impact. All other factors were net unfavorable ($7.4 million). Unfavorable pricing and economics ($8 million) and unfavorable SG&A expenses and other items ($6.2 million) were offset partially by favorable efficiencies ($6.8 million).

International Segment: In our International segment, Adjusted EBITDA decreased by $2.3 million, or 16%, from the three months ended March 31, 2015, reflecting primarily lower volume ($2.2 million) and unfavorable foreign exchange ($0.2 million). All other factors were net favorable ($0.1 million). Favorable efficiencies ($3 million) and favorable SG&A expenses and other items ($0.7 million) were offset by unfavorable pricing and economics ($3.7 million), principally product pricing and labor costs.

Americas Segment: In our Americas segment, Adjusted EBITDA increased by $0.4 million, or 1%, from the three months ended March 31, 2015, reflecting higher volume ($9.2 million), and favorable foreign exchange ($0.1 million), offset partially by unfavorable mix ($1.4 million). All other factors were net unfavorable ($7.5 million). Unfavorable pricing and economics ($4.3 million) and unfavorable SG&A expenses and other items, reflecting primarily higher launch costs and higher compensation costs ($7.0 million), were offset partially by favorable efficiencies ($3.8 million).

Restructuring

The following table sets forth our net restructuring and asset impairment charges by type for the periods presented (in millions):

	Three Months Ended March 31,
	2016	2015
Employee termination costs	$0.1	$0.2
Other exit costs	0.7	0.8
Asset impairment charges	-	-
Total restructuring charges, net	$0.8	$1.0

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

The charges incurred in our Americas segment during the three months ended March 31, 2016 and 2015 related to ongoing maintenance expense of facilities closed as a result of prior actions and severance charges to reduce fixed costs. The charges incurred in our International segment for the three months ended March 31, 2016 and 2015 related to severance charges in Europe to reduce fixed costs.

We expect to continue to incur additional restructuring expense in 2016 related primarily to previously announced restructuring actions; however, we do not anticipate any additional expense that will be significant, with respect to previously announced actions. We may engage in new actions if business conditions warrant further actions.

Liquidity and Capital Resources

General

We generally expect to fund expenditures for operations, administrative expenses, capital expenditures, and debt service obligations with internally generated funds from operations and we generally expect to satisfy working capital needs from time-to-time with borrowings under our revolving credit facility or cash on hand. As of March 31, 2016, we had available liquidity of approximately $303.4 million, which we believe is adequate to fund our working capital requirements for at least the next twelve months. We believe that we will be able to meet our debt service obligations and fund operating requirements for at least the next twelve months with cash flow from operations, cash on hand, and borrowings under our revolving credit facility.

Cash Flows and Working Capital

The following table shows the components of our cash flows from continuing operations for the periods presented (in millions):

	Three Months Ended March 31,
	2016	2015
Net cash provided by / (used in):
Operating activities	$4.0	$(6.8)
Investing activities	(26.1)	(9.6)
Financing activities	(47.7)	(0.4)

Net Cash Provided by / (Used in) Operating Activities

During the three months ended March 31, 2016, we generated $4 million of cash flow from operations compared with $6.8 million of cash utilized during the three months ended March 31, 2015. The primary reason for this increase was the favorable fluctuation in working capital items.

Net Cash Used in Investing Activities

Net cash utilized in investing activities was $26.1 million during the three months ended March 31, 2016, compared to $9.6 million utilized during the three months ended March 31, 2015. The $16.5 million increase in cash utilized was attributable primarily to increased capital expenditures related to the timing of program launches.

Net Cash Used in Financing Activities

Net cash utilized in financing activities was $47.7 million during the three months ended March 31, 2016, compared to cash utilized of $0.4 million during the three months ended March 31, 2015. The $47.3 million increase in cash utilized was attributable primarily to the repayment of $50 million on the Term Loan Credit Facility and dividend payments during the first quarter of 2016, offset partially by higher borrowings.

Working Capital

We manage our working capital by monitoring key metrics principally associated with inventory, accounts receivable, and accounts payable. Our quarterly average inventory days on hand decreased to 15 days during the first quarter of 2016, from 16 days during the fourth quarter of 2015. Our inventory levels increased from $70.6 million at December 31, 2015 to $76.5 million at March 31, 2016, primarily due to the ramp up of production on recently awarded business.

Our accounts receivable balance increased from $250.9 million as of December 31, 2015 to $288.6 million as of March 31, 2016. The increase reflects the timing of customer payments consistent with normal seasonality.

Our accounts payable balance increased from $297.7 million as of December 31, 2015 to $314.5 million as of March 31, 2016. The change reflects primarily the increase of trade accounts payable, reflecting primarily the matching of terms with our customers and vendors, offset partially by a decrease of accounts payable related to customer funded tooling, which resulted from the timing of customer programs.

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

On March 31, 2016 and December 31, 2015 we had working capital balances of $35 million and $99.7 million, respectively. This substantial decrease is related primarily to our using cash on hand to make a $50 million voluntary repayment on our Term Loan Credit Facility during the first quarter of 2016.

Sources and Uses of Liquidity

Our available liquidity at March 31, 2016 was approximately $303.4 million, which consisted of $74.8 million of cash on hand, and unutilized borrowing availability under our U.S. and foreign credit facilities of $190.4 million and $38.2 million, respectively. A portion of our cash balance is located at foreign subsidiaries and is presently being used to fund operations at and investment in those locations. As of December 31, 2015 we had available liquidity of $371.7 million.

As of March 31, 2016, we had short-term debt, excluding capital leases, of $40 million, of which $30.8 million related to receivables factoring in Europe, $4.5 million related to current maturities of our Term Loan Credit Facility, $3.6 million related to indebtedness in Europe, and $1.1 million related to debt in Brazil. Historically, we have been successful in renewing this debt as it becomes due, but we cannot provide assurance that this debt will continue to be renewed or, if renewed, that this debt will continue to be renewed under the same terms. The receivables factoring in Europe consists of uncommitted demand facilities, which are subject to termination at the discretion of the banks, although we have not experienced any terminations by the banks. We believe that we will be able to continue to renew the majority of our Brazilian debt and to continue the receivables factoring in Europe.

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

	Three Months Ended March 31,
	2016	2015
Net cash provided by / (used in) continuing operating activities	$4.0	$(6.8)
Cash disbursed for purchases of property, plant, and equipment, net	(26.1)	(9.6)
Free cash flow	(22.1)	(16.4)
Less: Net cash disbursed for customer-owned tooling	(10.0)	(10.1)
Adjusted free cash flow	$(12.1)	$(6.3)

Adjusted free cash flow was negative $12.1 million during the first three months of 2016, compared to negative $6.3 million during the three months ended March 31, 2015. The $5.8 million difference in adjusted free cash flow reflects primarily increased capital expenditures which were offset partially by the favorable fluctuation in working capital items.

Debt

As of March 31, 2016, we had outstanding indebtedness, excluding capital lease obligations, of approximately $402.4 million, which consisted of the following:

•	$365 million (net of a $1 million original issue discount) indebtedness outstanding under our Term Loan Credit Facility
•	$45.2 million of foreign subsidiary indebtedness
•	$7.8 million of debt issue costs netted against our indebtedness

In January 2016, the Company made a $50 million voluntary repayment on the Term Loan Credit Facility.

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

As of March 31, 2016, we were in compliance with the financial covenants that govern our credit agreements.

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

The Third Amended Revolving Credit Facility Agreement amended and restated, in its entirety, the Second Amended Revolving Credit Facility Agreement, dated as of June 19, 2013, by and among the Borrower, its domestic affiliate and domestic subsidiary guarantors named therein, and the lenders party thereto, and the Agent. The Third Amended Revolving Credit Facility Agreement provides for a cash flow revolving credit facility (the “Amended Revolving Credit Facility”) in the aggregate amount of up to $200 million. Our Third Amended Revolving Credit Facility Agreement also provides for the issuance of letters of credit in an aggregate amount not to exceed $50 million, provided that the total amount of credit (inclusive of revolving loans and letters of credit) extended under our Third Amended Revolving Credit Facility Agreement is subject to an overall cap, on any date, of $200 million. We may request the issuance of Letters of Credit denominated in Dollars or Euros. As of March 31, 2016, we had no borrowings outstanding under our Amended Revolving Credit Facility and $9.6 million of letters of credit outstanding under the Third Amended Revolving Credit Facility Agreement. Thus, we could have borrowed an additional $190.4 million under the Third Amended Revolving Credit Facility Agreement as of March 31, 2016, calculated as follows (in millions):

Total Revolving Credit Commitment	$200.0
Borrowings on Amended Revolving Credit Facility	-
Letter of credit outstanding	9.6
Availability on Third Amended Revolving Credit Facility Agreement	$190.4

Advances under our Amended Revolving Credit Facility bear interest at a base rate plus a margin or at LIBOR plus a margin. The applicable margin is determined by our Total Net Leverage Ratio. The applicable margin for the base rate based borrowings as of March 31, 2016 was 1.25%. The applicable margin for the LIBOR based borrowings as of March 31, 2016 was 2.25%. Borrowings outstanding under our Amended Revolving Credit Facility may vary significantly from time to time, depending on our cash needs at any given time. Our Amended Revolving Credit Facility matures on September 17, 2019.

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

As of March 31, 2016, we were in compliance with the financial covenants that govern our credit agreements.

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

Off-Balance Sheet Obligations

In addition to the operating leases described above, our off-balance sheet obligations consist of obligations under our Third Amended Revolving Credit Facility. As of March 31, 2016, letters of credit outstanding were $9.6 million under the Third Amended Revolving Credit Facility.

Net Debt

Net debt is a non-GAAP measure that represents total debt less cash and cash equivalents. We regard net debt as a useful measure of our outstanding debt obligations. Our use of the term “net debt” should not be understood to mean that we will use any cash on hand to repay debt. Net debt is calculated as follows (in millions):

	As of March 31, 2016	As of December 31, 2015
Total debt, including capital leases and net of debt issue costs	$409.4	$448.6
Less: Cash and cash equivalents	74.8	142.6
Add: Cash attributable to discontinued operations	-	-
Net debt	$334.6	$306.0

As of March 31, 2016, our net debt was $334.6 million, compared to $306 million as of December 31, 2015. The $28.6 million change reflects primarily negative free cash flow and dividend payments.

Disclosure Regarding Forward-Looking Statements

This report contains statements which constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including but not limited to statements relating to trends in the operations, financial results, business and products of our Company, and anticipated production trends. The forward-looking statements can be identified by words such as “anticipate”, “believe”, “plan”, “estimate”, “expect”, “intend”, “project”, and other similar expressions and statements regarding our intent, belief, current plans, or expectations. Our forward looking statements also include, without limitation, statements regarding our anticipated future financial condition, operating results, free cash flows, adjusted free cash flows, net debt leverage, Adjusted EBITDA, and business and financing plans and models. Forward-looking statements are made as of the date of this report and are based upon management’s current expectations and beliefs concerning future developments and their potential effects on us. Such forward-looking statements are not guarantees of future performance. The following important factors, as well as those important factors described elsewhere in this report or in our Annual Report on Form 10-K for the year ended December 31, 2015, could cause our actual results to differ materially from estimates or expectations reflected in such forward-looking statements:

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

Interest Rate Risk

At March 31, 2016, we had total debt, excluding capital leases, of $402.4 million (net of a $1 million discount), consisting of floating rate debt of $204.8 million (51%) and fixed rate debt of $197.6 million (49%), taking into account our $186.1 million variable rate to fixed rate swap. Assuming no changes in the monthly average variable rate debt levels of $228.8 million for the three months ended March 31, 2016, we estimate that a hypothetical change of 100 basis points in the LIBOR and alternative base rate would not have a significant impact on interest expense due to the LIBOR floor in our Term Loan.

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

On January 23, 2015, we terminated the existing cross currency swap entered into on October 17, 2014 and then we entered into a €178 million cross currency swap based on the U.S. Dollar / Euro exchange rate of $1.1265 which was the prevailing rate at the time of the transaction to hedge our net investment in our European subsidiaries. The maturity date for this swap instrument was April 16, 2020. The Euro notional amount was increased from €157.1 million to €178 million and the interest rate was lowered from 3.97% to 3.70%, per annum.

On March 13, 2015, we terminated the existing cross currency swap entered into on January 23, 2015 and then we entered into a new cross currency swap based on the U.S. dollar / Euro exchange spot rate of $1.0480. The maturity date for this swap instrument is April 16, 2020. The Euro notional amount remained the same but the interest rate was lowered from 3.70% to 3.40% per annum.

Inflation

Over time, we may experience a rise in inflationary pressures impacting certain commodities, such as petroleum-based products, ferrous metals, base metals, and certain chemicals. Additionally, because we purchase various types of equipment, raw materials, and component parts from our suppliers, we may be adversely impacted by their inability to adequately mitigate inflationary, industry, or economic pressures. The overall condition of our supply base may possibly lead to delivery delays, production issues, or delivery of non-conforming products by our suppliers in the future. As such, we continue to monitor our vendor base for the best sources of supply and we continue to work with those vendors and customers to mitigate the impact of inflationary pressures.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), management, with the participation of the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2016. Based upon that evaluation, the CEO and the CFO have concluded that, as of March 31, 2016, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting that occurred during the quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1A. Risk Factors.

There have been no material changes in our risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities

On March 6, 2016, one-third of the RSUs granted on March 6, 2015, March 6, 2014, and March 5, 2013, respectively, vested. We reduced the number of shares issuable upon vesting to cover the minimum statutory withholding taxes for certain of the vested participants. This information is reflected in the table below:

Period	Total Number of Shares (or Units) Purchased	Weighted Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plan or Program (1)	Maximum Number of Shares that May Yet Be Purchased Under Plan or Program (1)
January 1 to January 31, 2016	-	$-
February 1 to February 29, 2016	-	-
March 1 to March 31, 2016	26,347	23.59
Total	26,347	$23.59

(1) We have not announced a general plan or program to purchase shares.

Item 6. Exhibits.

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer

32.1	Section 1350 Certification of the Chief Executive Officer *

32.2	Section 1350 Certification of the Chief Financial Officer *

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Scheme Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*       Furnished, not filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tower International, Inc.

Date: April 28, 2016	/s/ James C. Gouin
James C. Gouin
Chief Financial Officer

