Form 10-Q
period 2016-06-30
Tower International, Inc.
filed 2016-07-26
CIK 1485469

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Yes ☐ No ☑

As of July 20, 2016, there were 21,052,798 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

Tower International, Inc. and Subsidiaries

Form 10-Q

PART 1 — FINANCIAL INFORMATION

ITEM 1. Financial Statements.

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data - unaudited)

	June 30,	December 31,
	2016	2015

ASSETS
Cash and cash equivalents	$51,777	$121,594
Accounts receivable, net of allowance of $887 and $1,277	256,684	223,735
Inventories (Note 3)	70,632	66,648
Assets held for sale (Note 4)	102,378	113,664
Prepaid tooling, notes receivable, and other	93,031	68,242
Total current assets	574,502	593,883

Property, plant, and equipment, net	461,488	427,887
Goodwill (Note 6)	59,944	59,340
Deferred tax asset	119,559	127,207
Other assets, net	7,545	7,180
Total assets	$1,223,038	$1,215,497

LIABILITIES AND EQUITY
Short-term debt and current maturities of capital lease obligations (Note 8)	$32,634	$29,492
Accounts payable	296,735	268,008
Accrued liabilities	103,009	100,529
Liabilities held for sale (Note 4)	49,100	44,157
Total current liabilities	481,478	442,186

Long-term debt, net of current maturities (Note 8)	382,823	409,116
Obligations under capital leases, net of current maturities (Note 8)	5,627	5,984
Deferred tax liability	6,600	6,167
Pension liability (Note 11)	61,157	65,621
Other non-current liabilities	74,512	79,704
Total non-current liabilities	530,719	566,592
Total liabilities	1,012,197	1,008,778
Commitments and contingencies (Note 17)

Stockholders' equity:
Tower International, Inc.'s stockholders' equity
Preferred stock, $0.01 par value, 50,000,000 authorized and 0 issued and outstanding	$-	$-
Common stock, $0.01 par value, 350,000,000 authorized, 22,083,655 issued and 21,165,098 outstanding at June 30, 2016, and 22,003,820 issued and 21,111,610 outstanding at December 31, 2015	221	220
Additional paid in capital	338,923	337,864
Treasury stock, at cost, 918,557 and 892,210 shares as of June 30, 2016 and December 31, 2015	(16,688)	(16,067)
Accumulated deficit	(44,722)	(44,030)
Accumulated other comprehensive loss (Note 12)	(73,855)	(80,492)
Total Tower International, Inc.'s stockholders' equity	203,879	197,495
Noncontrolling interests in subsidiaries (Note 12)	6,962	9,224
Total stockholders' equity	210,841	206,719
Total liabilities and stockholders' equity	$1,223,038	$1,215,497

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share and per share amounts - unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Revenues	$505,131	$449,528	$994,325	$898,991
Cost of sales	442,989	388,594	875,094	782,693
Gross profit	62,142	60,934	119,231	116,298
Selling, general, and administrative expenses	32,050	30,301	64,902	59,733
Amortization expense (Note 6)	116	-	232	-
Restructuring and asset impairment charges, net (Note 7)	840	5,266	1,586	6,200
Operating income	29,136	25,367	52,511	50,365
Interest expense	4,987	3,880	12,569	11,598
Interest income	40	3	68	10
Other expense	2,905	-	6,481	-
Income before provision for income taxes, equity in profit of joint venture, and loss from discontinued operations	21,284	21,490	33,529	38,777
Provision for income taxes (Note 10)	6,015	1,951	9,531	3,831
Income from continuing operations	15,269	19,539	23,998	34,946
Loss from discontinued operations, net of tax (Note 4)	(20,021)	(400)	(20,366)	(1,686)
Net income / (loss)	(4,752)	19,139	3,632	33,260
Less: Net income attributable to the noncontrolling interests	89	493	95	573
Net income / (loss) attributable to Tower International, Inc.	$(4,841)	$18,646	$3,537	$32,687

Weighted average basic shares outstanding	21,164,505	21,104,735	21,145,588	21,077,633
Weighted average diluted shares outstanding	21,489,161	21,403,354	21,469,818	21,382,041

Basic income per share attributable to Tower International, Inc.:
Income per share from continuing operations (Note 13)	$0.72	$0.90	$1.13	$1.63
Loss per share from discontinued operations (Note 13)	(0.95)	(0.02)	(0.96)	(0.08)
Income / (loss) per share (Note 13)	(0.23)	0.88	0.17	1.55

Diluted income per share attributable to Tower International, Inc.:
Income per share from continuing operations (Note 13)	$0.71	$0.89	$1.11	$1.61
Loss per share from discontinued operations (Note 13)	(0.93)	(0.02)	(0.95)	(0.08)
Income / (loss) per share (Note 13)	(0.23)	0.87	0.16	1.53

Dividends declared per share	$0.10	$-	$0.20	$-

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME / (LOSS)

(Amounts in thousands - unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Net income / (loss)	$(4,752)	$19,139	$3,632	$33,260
Other comprehensive income / (loss), net of tax:
Foreign currency translation adjustments, net of tax expense / (benefit) of $2.1 million, $0 million, ($1 million), and $0 million	(1,953)	1,234	6,444	(9,168)
Other comprehensive income / (loss), net of tax:	(1,953)	1,234	6,444	(9,168)
Comprehensive income / (loss)	(6,705)	20,373	10,076	24,092
Less: Comprehensive income / (loss) attributable to noncontrolling interests	(118)	441	(98)	545
Comprehensive income / (loss) attributable to Tower International, Inc.	$(6,587)	$19,932	$10,174	$23,547

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands - unaudited)

	Six Months Ended June 30,
	2016	2015

OPERATING ACTIVITIES:
Net income	$3,632	$33,260
Less: Loss from discontinued operations, net of tax	(20,366)	(1,686)
Income from continuing operations	23,998	34,946

Adjustments required to reconcile income from continuing operations to net cash provided by / (used in) continuing operating activities:
Deferred income tax provision	8,116	107
Depreciation and amortization	35,483	35,846
Non-cash share-based compensation	1,034	1,302
Pension income, net of contributions	(4,467)	(6,228)
Change in working capital and other operating items	(41,769)	(54,056)
Net cash provided by / (used in) continuing operating activities	$22,395	$11,917

INVESTING ACTIVITIES:
Cash disbursed for purchases of property, plant, and equipment, net	$(60,926)	$(28,233)
Net cash used in continuing investing activities	$(60,926)	$(28,233)

FINANCING ACTIVITIES:
Proceeds from borrowings	$295,904	$63,372
Repayments of borrowings	(272,437)	(62,420)
Repayments on Term Loan Credit Facility	(50,000)	(25,000)
Proceeds from termination of cross currency swaps	-	32,377
Dividend payments to Tower shareholders	(4,229)	-
Proceeds from stock options exercised	25	148
Purchase of treasury stock	(621)	(6,549)
Net cash provided by / (used in) continuing financing activities	$(31,358)	$1,928

Discontinued operations:
Net cash from discontinued operating activities	$3,074	$7,406
Net cash from discontinued investing activities	(1,907)	(2,802)
Net cash from discontinued financing activities	(2,635)	(2,995)
Net cash from discontinued operations	$(1,468)	$1,609

Effect of exchange rate changes on continuing cash and cash equivalents	$1,540	$(2,499)

NET CHANGE IN CASH AND CASH EQUIVALENTS	$(69,817)	$(15,278)

CASH AND CASH EQUIVALENTS:
Beginning of period	$121,594	$132,684

End of period	$51,777	$117,406

Supplemental Cash Flow Information:
Interest paid, net of amounts capitalized	$9,699	$10,361
Income taxes paid	2,182	1,732
Non-cash Investing Activities:
Capital expenditures in liabilities for purchases of property, plant, and equipment	$20,327	$10,699

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Organization and Basis of Presentation

Tower International, Inc. and its subsidiaries (collectively referred to as the “Company” or “Tower International”), is a leading integrated global manufacturer of engineered automotive structural metal components and assemblies, primarily serving original equipment manufacturers (“OEMs”), including Ford, Volkswagen Group, Chrysler, Volvo, Nissan, Fiat, Daimler, Toyota, BMW, and Honda. Products include body structures, assemblies and other chassis, structures, and lower vehicle systems and suspension components for small and large cars, crossovers, pickups, and sport utility vehicles (“SUVs”). Including both wholly owned subsidiaries and majority owned subsidiaries, the Company has strategically located production facilities in the United States, Germany, Brazil, Belgium, Slovakia, China, Italy, Poland, Mexico, and the Czech Republic, supported by engineering and sales locations in the United States, Germany, Italy, Brazil, Japan, China, and India.

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

Note 2. New Accounting Pronouncements

Revenue Recognition

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. This ASU outlines a single comprehensive model for entities to utilize to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that will be received in exchange for the goods and services. Additional disclosures will also be required to enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB deferred the effective date of this standards update to fiscal years beginning after December 15, 2017, with early adoption permitted on the original effective date of fiscal years beginning after December 15, 2016. In 2016, the FASB issued ASU No. 2016-08, ASU No. 2016-10, ASU No. 2016-11, and ASU 2016-12, all of which amend the implementation guidance and illustrations in the Board’s new revenue standard. The Company is currently evaluating significant contracts and assessing any impact to the Consolidated Financial Statements.

Inventory

In July 2015, the FASB issued ASU No. 2015-11, Inventory: Simplifying the Measurement of Inventory, which requires entities that measure inventory using first-in, first-out (FIFO) or average cost, to measure inventory at the lower of cost and net realizable value. This ASU is effective prospectively for annual periods beginning after December 15, 2016, and interim periods therein. The Company is assessing the potential impact of this new guidance on its Consolidated Financial Statements, but does not expect a material financial statement impact related to the adoption of this ASU.

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

Stock Compensation

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for employee share-based payment transactions. This ASU is effective for annual reporting periods beginning after December 15, 2016, and interim periods therein. The Company is assessing the potential impact on its Consolidated Financial Statements.

Note 3. Inventories

Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method. Maintenance, repair, and non-productive inventory, which are considered consumables, are expensed when acquired and included in the Condensed Consolidated Statements of Operations as cost of sales. Inventories consist of the following (in thousands):

	June 30, 2016	December 31, 2015
Raw materials	$32,927	$32,553
Work in process	14,702	12,911
Finished goods	23,003	21,184
Total inventory	$70,632	$66,648

Note 4. Discontinued Operations and Assets Held for Sale

During the second quarter of 2016, the Company’s Board of Directors approved a plan to sell the Company’s remaining business operations in Brazil and China. At June 30, 2016, all of the Brazilian and Chinese business operations are considered held for sale in accordance with FASB ASC No. 360, Property, Plant, and Equipment, and presented as discontinued operations in the Condensed Consolidated Financial Statements, in accordance with FASB ASC No. 205, Discontinued Operations.

The following table discloses select financial information of the discontinued operations of the Company’s Brazilian and Chinese business operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues	$27,781	$67,819	$50,083	$142,359
Income / (loss) from discontinued operations:
Income / (loss) before provision for income taxes	(19,226)	470	(19,384)	(454)
Provision for income taxes	795	587	982	1,043
Equity in loss of joint venture, net of tax	-	283	-	189
Loss from discontinued operations	$(20,021)	$(400)	$(20,366)	$(1,686)

For the three and six months ended June 30, 2015, the discontinued operations included results from two of the Company’s China joint ventures and an operation in Brazil that were sold in the fourth quarter of 2015.

The assets and liabilities held for sale are recorded at the lower of carrying value or fair value less costs to sell and are summarized by category in the following table (in thousands):

	June 30, 2016	December 31, 2015

ASSETS
Current assets	$56,612	$55,474
Property, plant, and equipment, net	50,023	45,272
Other assets, net	13,843	12,918
Fair value adjustment	(18,100)	-
Total assets held for sale	$102,378	$113,664

LIABILITIES
Short-term debt and current maturities of capital lease obligations	$1,259	$886
Accounts payable	41,296	37,039
Total current liabilities	42,555	37,925

Long-term debt, net of current maturities	3,123	3,102
Other non-current liabilities	3,422	3,130
Total non-current liabilities	6,545	6,232
Total liabilities held for sale	$49,100	$44,157

During the second quarter of 2016, the Company recorded a fair value adjustment of $18.1 million related to the planned sale of the Company’s remaining Brazil and China operations. Of that amount, $15 million represents the cumulative translation adjustment related to Brazil and $3.1 million reflects a fair value adjustment to the Ningbo joint venture in China.

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

The components of capitalized tooling costs are as follows (in thousands):

	June 30, 2016	December 31, 2015
Customer-owned tooling, net	$81,897	$58,801
Company-owned tooling	6	16
Total tooling, net	$81,903	$58,817

Any gain recognized, which is defined as the excess of reimbursement over cost, is amortized over the life of the program. If estimated costs are expected to be in excess of reimbursement, a loss is recorded in the period in which the loss is estimated.

Note 6. Goodwill and Other Intangible Assets

Goodwill

The change in the carrying amount of goodwill is set forth below by reportable segment and on a consolidated basis (in thousands):

	Europe	North America	Consolidated
Balance at December 31, 2015	$50,890	$8,450	$59,340
Currency translation adjustment	1,158	(554)	604
Balance at June 30, 2016	$52,048	$7,896	$59,944

Intangibles

In the North America segment, an intangible asset of $3.5 million was recorded in 2015, as part of the acquisition of a facility in Mexico. This intangible asset has a definite life and will be amortized on a straight-line basis over seven years, the estimated life of the related asset, which approximates the recognition of related revenues.

The Company incurred amortization expense of $0.1 million and $0.2 million, respectively, for the three and six months ended June 30, 2016.

Note 7. Restructuring and Asset Impairment Charges

As of June 30, 2016, the Company has executed various restructuring plans and may execute additional plans in the future to reduce corporate overhead, to realign manufacturing capacity to prevailing global automotive production levels, and to improve the utilization of remaining facilities. Estimates of restructuring charges are based on information available at the time such charges are recorded. Due to the inherent uncertainty involved in estimating restructuring expenses, actual amounts paid for such activities may differ from amounts initially recorded. Accordingly, the Company may record revisions of previous estimates by adjusting previously established reserves.

Restructuring and Asset Impairment Charges

Net restructuring and asset impairment charges for each of the Company’s segments include the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Europe	$117	$(16)	$117	$84
North America	723	5,282	1,469	6,116
Consolidated	$840	$5,266	$1,586	$6,200

The following table sets forth the Company’s net restructuring and asset impairment charges by type for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Employee termination costs	$117	$72	$117	$185
Other exit costs	723	636	1,469	1,457
Asset impairment	-	4,558	-	4,558
Total restructuring expense	$840	$5,266	$1,586	$6,200

The charges incurred during the six months ended June 30, 2016 and 2015 related primarily to the following actions:

2016 Actions

During the three and six months ended June 30, 2016, the charges incurred in the North America segment related to ongoing maintenance expense of facilities closed as a result of prior actions and severance charges to reduce fixed costs. The charges incurred in the Europe segment related to severance charges to reduce fixed costs.

2015 Actions

During the three and six months ended June 30, 2015, the charges incurred in the North America segment related to a liability established to reflect a change in estimated future rents on a previously closed facility, ongoing maintenance expense of facilities closed as a result of prior actions and severance charges to reduce fixed costs. The charges incurred in the Europe segment related to severance charges to reduce fixed costs and a revision of a previous estimate.

Restructuring Reserve

The table below summarizes the activity in the restructuring reserve by segment, reflected in accrued liabilities, for the above-mentioned actions through June 30, 2016 (in thousands):

	Europe	North America	Consolidated
Balance at December 31, 2015	$99	$213	$312
Payments	(119)	(50)	(169)
Increase in liability	117	-	117
Balance at June 30, 2016	$97	$163	$260

Except as disclosed in the table above, the Company does not anticipate incurring additional material cash charges associated with the actions described above. The increase in the restructuring reserve set forth in the table above does not agree with the restructuring charges for the period, as certain items are expensed as incurred related to the actions described.

The restructuring reserve decreased during the six months ended June 30, 2016, reflecting primarily payments of other exit costs related to prior accruals, offset partially by accruals for severance.

During the six months ended June 30, 2016, the Company incurred payments related to prior accruals in Europe of $0.1 million and in North America of $0.1 million.

Note 8. Debt

Short-Term Debt

Short-term debt consists of the following (in thousands):

	June 30, 2016	December 31, 2015
Current maturities of debts (excluding capital leases)	$31,647	$28,528
Current maturities of capital leases	987	964
Total short-term debt	$32,634	$29,492

Long-Term Debt

Long-term debt consists of the following (in thousands):

	June 30, 2016	December 31, 2015
Term Loan Credit Facility (net of discount of $951 and $1,222)	$363,924	$415,903
Amended Revolving Credit Facility	24,500	-
Other foreign subsidiary indebtedness	33,280	30,703
Debt issue costs	(7,234)	(8,962)
Total debt	414,470	437,644
Less: Current maturities of debts (excluding capital leases)	(31,647)	(28,528)
Total long-term debt	$382,823	$409,116

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

As of June 30, 2016, the outstanding principal balance of the Term Loan Credit Facility was $363.9 million (net of a remaining $1 million original issue discount) and the effective interest rate was 4.00% per annum.

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

Advances under the Amended Revolving Credit Facility bear interest at an alternate base rate plus a base rate margin or LIBOR plus a Eurodollar margin. The applicable margins are determined by the Company’s Total Net Leverage Ratio (as defined in the Third Amended Revolving Credit Facility Agreement). As of June 30, 2016, the applicable margins were 1.50% per annum and 2.50% per annum for base rate and LIBOR based borrowings, respectively, resulting in a weighted average interest rate of 3.78%. The Company will pay a commitment fee at a rate equal to 0.50% per annum on the average daily unused total revolving credit commitment.

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

As of June 30, 2016, there was $164.7 million of unutilized borrowing availability under the Amended Revolving Credit Facility, of which $24.5 million of borrowings were outstanding and $10.8 million letters of credit were outstanding.

Other Foreign Subsidiary Indebtedness

As of June 30, 2016, other foreign subsidiary indebtedness of $33.3 million consisted primarily of receivables factoring in Europe of $25.8 million and other indebtedness in Europe of $7.5 million.

The change in foreign subsidiary indebtedness from December 31, 2015 to June 30, 2016 is explained by the following (in thousands):

Europe
Balance at December 31, 2015	$30,703
Maturities of indebtedness	(694)
Change in borrowings on credit facilities, net	2,573
Foreign exchange impact	698
Balance at June 30, 2016	$33,280

Generally, borrowings of foreign subsidiaries are made under credit agreements with commercial lenders and are used to fund working capital and other operating requirements.

As of June 30, 2016, the receivables factoring facilities balance available to the Company was $25.8 million (€23.2 million), of which the entire amount was drawn. These are uncommitted, demand facilities which are subject to termination at the discretion of the banks and bear interest rates based on the average three month EURIBOR plus a spread ranging from 2.50% to 3.00%. The effective annual interest rates as of June 30, 2016 ranged from 2.23% to 2.73%, with a weighted average interest rate of 2.57% per annum. Any receivables factoring under these facilities is with recourse and is secured by the accounts receivable factored. These receivables factoring transactions are recorded in the Company’s Condensed Consolidated Balance Sheets in short-term debt and current maturities of capital lease obligations.

As of June 30, 2016, the secured line of credit balance available to the Company was $8.8 million (€7.9 million), of which no borrowings were outstanding. The facility bears an interest rate based on the EURIBOR plus a spread of 2.15% and has a maturity date of October 2016. The effective annual interest rate as of June 30, 2016 was 1.80% per annum. The facilities are secured by certain accounts receivable related to customer funded tooling, real estate, and other assets, and are subject to negotiated prepayments upon the receipt of funds from completed customer projects.

As of June 30, 2016, the Company’s European subsidiaries had borrowings of $7.5 million (€6.8 million), which had an annual interest rate of 6.25% and a maturity date of November 2017. This term loan is secured by certain machinery and equipment.

As of June 30, 2016, the Company’s European subsidiaries had an asset-based revolving credit facility balance available to the Company of $32.3 million, of which no borrowings were outstanding. This facility bears an interest rate based upon the one month LIBOR plus a spread of 4.00% and has a maturity date of October 2017. Availability on the credit facility is determined based upon the appraised value of certain machinery, equipment, and real estate, subject to a borrowing base availability limitation and customary covenants.

Covenants

As of June 30, 2016, the Company was in compliance with the financial covenants that govern its credit agreements.

Capital Leases

The Company had the following capital lease obligations as of the dates presented (in thousands). These capital lease obligations expire in March 2018:

	June 30, 2016	December 31, 2015
Current maturities of capital leases	$987	$964
Non-current maturities of capital leases	5,627	5,984
Total capital leases	$6,614	$6,948

Debt Issue Costs

The Company had debt issuance costs, net of amortization, of $7.2 million and $9 million as of June 30, 2016 and December 31, 2015, respectively. These amounts are reflected in the Condensed Consolidated Balance Sheets as a direct deduction from long-term debt, net of current maturities, rather than as an asset, in accordance with ASU No. 2015-03.

The Company incurred interest expense related to the amortization of debt issue costs of $0.5 million and $1.5 million during the three and six months ended June 30, 2016, respectively. The Company incurred interest expense related to the amortization of debt issue costs of $0.5 million and $1.4 million during the three and six months ended June 30, 2015, respectively.

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

At June 30, 2016 and December 31, 2015, the U.S. dollar / Euro exchange spot rate was $1.1104 and $1.0906, respectively. The following amounts were recorded in the Condensed Consolidated Balance Sheets as being payable to counterparties under FASB ASC No. 815, Derivatives and Hedging (in thousands):

	Location	June 30, 2016	December 31, 2015
Net investment hedge	Other non-current liabilities	$11,128	$9,005
Interest rate swap	Other non-current liabilities	6,003	2,592

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

The following table presents the deferred gain reported in AOCI at June 30, 2016 and December 31, 2015 (in thousands):

	Deferred gain in AOCI
	June 30, 2016	December 31, 2015
Net investment hedge	$26,387	$29,139

Derivative instruments held during the period resulted in the following (income) / expense recorded in income (in thousands):

	(Income) / expense recognized (ineffective portion)		(Income) / expense recognized (ineffective portion)
	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net investment hedge	$(601)	$(465)	$(629)	$(1,001)
Interest rate swap	957	(1,166)	3,411	1,274
Total	$356	$(1,631)	$2,782	$273

Note 10. Income Taxes

During the three months ended June 30, 2016, the Company recorded income tax expense of $6 million on $21.3 million of pre-tax profit from continuing operations for a worldwide effective tax rate of 28.2%. Included in the $6 million of worldwide tax expense was $5.5 million of deferred tax expense attributable to U.S. operations.

During the six months ended June 30, 2016, the Company recorded income tax expense of $9.5 million on $33.5 million of pre-tax profit from continuing operations for a worldwide effective tax rate of 28.2%. Included in the $9.5 million of worldwide tax expense was $7.8 million of deferred tax expense attributable to U.S operations.

In the fourth quarter of 2015, the Company released the U.S. valuation allowance on its U.S. deferred tax assets. Going forward the Company will book tax expense on its U.S. profits, but this expense will primarily be deferred tax expense until the Company fully utilizes its U.S. tax attributes – mainly net operating loss carryforwards and research tax credits. The Company does not expect to incur material U.S. current (cash) tax expense until 2018 or 2019.

Note 11. Retirement Plans

The Company sponsors a pension and various other postretirement benefit plans for its employees. Each plan serves a defined group of employees and has varying levels of Company contributions. The Company’s contributions to certain plans may be required by the terms of the Company’s collective bargaining agreements.

The following tables provide the components of net periodic pension benefit cost and other post-retirement benefit cost (in thousands):

	Pension Benefits		Other Benefits
	Three Months Ended June 30,		Three Months Ended June 30,
	2016	2015	2016	2015
Service cost	$6	$8	$2	$2
Interest cost	1,947	2,375	136	160
Expected return on plan assets (a)	(2,546)	(3,087)	-	-
Amortization of prior service credit	(24)	(24)	33	33
Net periodic benefit cost / (income)	$(617)	$(728)	$171	$195

	Pension Benefits		Other Benefits
	Six Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Service cost	$12	$16	$4	$4
Interest cost	3,894	4,750	272	320
Expected return on plan assets (a)	(5,092)	(6,174)	-	-
Amortization of prior service credit	(48)	(48)	66	66
Net periodic benefit cost / (income)	$(1,234)	$(1,456)	$342	$390

(a)	Expected rate of return on plan assets is 7.40% for 2016 and was 7.40% for 2015

The Company expects its minimum pension funding requirements to be $7.6 million during 2016. During the three and six months ended June 30, 2016, the Company made contributions of $1.7 million and $3.2 million, respectively.

Additionally, during the three and six months ended June 30, 2016, the Company contributed $1.5 million and $3 million, respectively, to its defined contribution retirement plans.

Note 12. Stockholders’ Equity and Noncontrolling Interests

The table below provides a reconciliation of the carrying amount of total stockholders’ equity, including stockholders’ equity attributable to Tower International, Inc. (“Tower”) and equity attributable to the noncontrolling interests (“NCI”) (in thousands):

	Six Months Ended June 30,
	2016			2015
	Tower	NCI	Total	Tower	NCI	Total
Stockholders' equity beginning balance	$197,495	$9,224	$206,719	$43,151	$56,627	$99,778
Net income	3,537	95	3,632	32,687	573	33,260
Other comprehensive income / (loss):
Foreign currency translation adjustments	6,637	(193)	6,444	(9,140)	(28)	(9,168)
Total comprehensive income / (loss)	10,174	(98)	10,076	23,547	545	24,092
Vesting of RSUs	1	-	1	6	-	6
Treasury stock	(621)	-	(621)	(6,549)	-	(6,549)
Share based compensation expense	1,034	-	1,034	1,302	-	1,302
Proceeds from stock options exercised	25	-	25	148	-	148
Dividend paid	(4,229)	-	(4,229)	-	-	-
Noncontrolling interest dividends	-	(2,164)	(2,164)	-	-	-
Stockholders' equity ending balance	$203,879	$6,962	$210,841	$61,605	$57,172	$118,777

On June 17, 2016, the Company announced its Board of Directors’ authorization to repurchase up to $100 million of the Company’s issued and outstanding common stock from time to time in the open market, or in privately negotiated transactions (the “Repurchase Program”). As of June 30, 2016, no purchase transactions have settled under the Repurchase Program.

The following table presents the components of accumulated other comprehensive loss (in thousands):

	As of June 30, 2016	As of December 31, 2015	Change
Foreign currency translation adjustments, net of tax of $6.6 million and $7.8 million	$(33,853)	$(40,490)	$6,637
Defined benefit plans, net of tax of $13.5 million and $13.5 million	(40,002)	(40,002)	-
Accumulated other comprehensive loss	$(73,855)	$(80,492)	$6,637

The following table presents the changes in accumulated other comprehensive loss by component (in thousands) for the three months ended June 30, 2016:

	Defined Benefit Plan, Net of Tax	Foreign Currency Translation Adjustments	Total
Balance at March 31, 2016	$(40,002)	$(32,107)	$(72,109)
Other comprehensive income before reclassification	-	(1,746)	(1,746)
Net current-period other comprehensive income	-	(1,746)	(1,746)
Balance at June 30, 2016	$(40,002)	$(33,853)	$(73,855)

The following table presents the changes in accumulated other comprehensive loss by component (in thousands) for the three months ended June 30, 2015:

	Defined Benefit Plan, Net of Tax	Foreign Currency Translation Adjustments	Total
Balance at March 31, 2015	$(39,690)	$(17,453)	$(57,143)
Other comprehensive loss before reclassification	-	1,089	1,089
Net current-period other comprehensive loss	-	1,089	1,089
Balance at June 30, 2015	$(39,690)	$(16,364)	$(56,054)

The following table presents the changes in accumulated other comprehensive loss by component (in thousands) for the six months ended June 30, 2016:

	Defined Benefit Plan, Net of Tax	Foreign Currency Translation Adjustments	Total
Balance at December 31, 2015	$(40,002)	$(40,490)	$(80,492)
Other comprehensive income before reclassification	-	6,637	6,637
Net current-period other comprehensive income	-	6,637	6,637
Balance at June 30, 2016	$(40,002)	$(33,853)	$(73,855)

The following table presents the changes in accumulated other comprehensive loss by component (in thousands) for the six months ended June 30, 2015:

	Defined Benefit Plan, Net of Tax	Foreign Currency Translation Adjustments	Total
Balance at December 31, 2014	$(39,690)	$(7,224)	$(46,914)
Other comprehensive loss before reclassification	-	(9,140)	(9,140)
Net current-period other comprehensive loss	-	(9,140)	(9,140)
Balance at June 30, 2015	$(39,690)	$(16,364)	$(56,054)

The Company did not reclassify any material items out of accumulated other comprehensive loss during the six months ended June 30, 2016 or June 30, 2015, respectively.

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

The Company included the effects of all dilutive shares for the three and six months ended June 30, 2016 and June 30, 2015.

A summary of the information used to compute basic and diluted net income per share attributable to Tower International, Inc. is shown below (in thousands – except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Income from continuing operations	$15,269	$19,539	$23,998	$34,946
Loss from discontinued operations, net of tax	(20,021)	(400)	(20,366)	(1,686)
Net income / (loss)	(4,752)	19,139	3,632	33,260
Less: Net income attributable to the noncontrolling interests	89	493	95	573
Net income / (loss) attributable to Tower International, Inc.	$(4,841)	$18,646	$3,537	$32,687

Basic income / (loss) per share:
Continuing operations	$0.72	$0.90	$1.13	$1.63
Discontinued operations	(0.95)	(0.02)	(0.96)	(0.08)
Net income / (loss) attributable to Tower International, Inc.	(0.23)	0.88	0.17	1.55
Basic weighted average shares outstanding	21,164,505	21,104,735	21,145,588	21,077,633

Diluted income / (loss) per share:
Continuing operations	$0.71	$0.89	$1.11	$1.61
Discontinued operations	(0.93)	(0.02)	(0.95)	(0.08)
Net income / (loss) attributable to Tower International, Inc.	(0.23)	0.87	0.16	1.53
Diluted weighted average shares outstanding	21,489,161	21,403,354	21,469,818	21,382,041

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

At June 30, 2016, 875,924 shares were available for future grants of options and other types of awards under the Plan.

The following table summarizes the Company’s award activity during the six months ended June 30, 2016:

	Options		Restricted Stock Units
Outstanding at:	Shares	Weighted Average Exercise Price	Shares	Weighted Average Grant Date Fair Value
December 31, 2015	500,138	$12.17	187,498	$23.59
Granted	-	-	101,810	23.26
Options exercised or RSUs issued	(2,077)	12.04	(77,158)	19.87
Forfeited	-	-	(1,094)	25.54
June 30, 2016	498,061	$12.17	211,056	$24.78

Stock Options

The exercise price of each stock option equals the market price of the Company’s common stock on the grant date. Compensation expense is recorded at the grant date fair value and is recognized on a straight-line basis over the applicable vesting periods. The Company’s stock options generally vest over three years, with a maximum term of ten years.

The Company calculates the weighted average grant date fair value of each option granted using a Black-Scholes valuation model. During the three and six months ended June 30, 2016, the Company did not recognize any expense relating to the options. During the three and six months ended June 30, 2015, the Company recognized expense relating to the options of $0 million and $0.2 million, respectively. The Company did not recognize any tax benefit related to the compensation expense during any of the periods presented. As of March 31, 2015, all of the expense associated with these stock options had been fully recognized.

As of June 30, 2016, the Company had an aggregate of 498,061 stock options that had been granted, but had not yet been exercised. As of June 30, 2016, the remaining average contractual life for these options is approximately 5 years. During the six months ended June 30, 2016, 2,077 options were exercised, which had an aggregate intrinsic value of $0.1 million. As of June 30, 2016, 498,061 stock options were exercisable, which had an aggregate intrinsic value of $4.2 million. During the six months ended June 30, 2016, no stock options were granted, forfeited, or expired.

Restricted Stock Units (“RSUs”)

The grant date fair value of each RSU equals the market price of the Company’s common stock on its date of grant. Compensation expense is recorded at the grant date fair value, less an estimated forfeiture amount, and is recognized on a straight-line basis over the applicable vesting periods. The Company’s RSUs generally vest over a three year period.

During the three and six months ended June 30, 2016, the Company recognized expense relating to the RSUs of $0.5 million and $1 million, respectively. During the three and six months ended June 30, 2015, the Company recognized expense relating to the RSUs of $0.5 million and $1.1 million, respectively. The Company did not recognize any tax benefit related to this compensation expense. As of June 30, 2016, the Company had $3.4 million of unrecognized compensation expense associated with these RSUs, which will be amortized on a straight-line basis over the next 20 months, on a weighted average basis.

As of June 30, 2016, the Company had an aggregate of 211,056 RSUs that had been granted, but had not yet vested. During the six months ended June 30, 2016, 101,810 RSUs were granted and 1,094 RSUs were forfeited or expired.

During the first six months of 2016, a total of 102,963 RSUs vested, resulting in the issuance of 77,158 shares. The fair value of these shares was $1.8 million. After offsets for withholding taxes, a total of 51,157 shares of common stock were issued. This total is net of shares repurchased to provide payment for certain individuals’ minimum statutory withholding tax. The Company paid $0.6 million to acquire 26,347 vested shares to cover the minimum statutory withholding taxes.

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

During the three and six months ended June 30, 2016, the Company recorded income of $0.7 million and expense of $0.1 million related to these awards, respectively. In June of 2016, the Company recorded a $1.4 million adjustment with respect to the fair value of the stock appreciation bonus. As a result of this adjustment, the Company recorded $0.7 million of income in the second quarter of 2016 related to these awards. During the three and six months ended June 30, 2015, the Company recorded an expense related to these awards of $0.9 million and $1.9 million, respectively.

At June 30, 2016, the Company had a liability of $4.8 million related to these awards. This liability is presented in the Condensed Consolidated Balance Sheets as other current liabilities.

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

The performance period of the awards granted on March 4, 2016 is January 1, 2016 through December 31, 2018.

During the three and six months ended June 30, 2016, the Company recorded expense related to all performance awards of $1.7 million and $3.6 million, respectively. During the three and six months ended June 30, 2015, the Company recorded expense related to all performance awards of $1.1 million and $2.1 million, respectively. At June 30, 2016, the Company had a liability of $6.2 million related to these awards, of which $4.4 million is payable in March 2017 and is presented as other current liabilities in the Condensed Consolidated Balance Sheet, while the remaining $1.8 million is presented as other non-current liabilities in the Condensed Consolidated Balance Sheet.

Note 15. Segment Information

The Company defines its operating segments as components of its business where separate financial information is available. The Company’s operating segments are routinely evaluated by management. The Company’s chief operating decision maker (“CODM”) is its Chief Executive Officer.

The Company produces engineered structural metal components and assemblies primarily serving the global automotive industry. The Company’s operations have similar economic characteristics and share fundamental characteristics, including the nature of the products, production processes, margins, customers, and distribution channels. The Company’s products include body structures stampings, chassis structures (including frames), and complex welded assemblies for small and large cars, crossovers, pickups, and SUVs. The Company is comprised of two operating and reportable segments: Europe and North America. In periods prior to the second quarter of 2016, the Company was comprised of four operating segments: Europe, China, North America, and South America. These operating segments were aggregated into two reportable segments. The International segment consisted of Europe and China and the Americas segment consisted of North America and South America. The Company’s remaining operations in China and Brazil are currently considered as Discontinued Operations, the former International segment only contains Europe, and the former Americas segment only contains North America.

The Company measures segment operating performance based on Adjusted EBITDA. The Company uses segment Adjusted EBITDA as the basis for the CODM to evaluate the performance of each of the Company’s reportable segments.

The following is a summary of select data for each of the Company’s reportable segments (in thousands):

	Europe	North America	Total
Three Months Ended June 30, 2016:
Revenues	$175,044	$330,087	$505,131
Adjusted EBITDA	13,708	36,550	50,258
Capital Expenditures	9,642	26,098	35,740
Total Assets (a)	456,484	766,554	1,223,038

Three Months Ended June 30, 2015:
Revenues	$170,331	$279,197	$449,528
Adjusted EBITDA	14,763	36,749	51,512
Capital Expenditures	3,736	21,022	24,758

Six Months Ended June 30, 2016:
Revenues	$336,142	$658,183	$994,325
Adjusted EBITDA	25,202	70,151	95,353
Capital Expenditures	14,047	49,309	63,356

Six Months Ended June 30, 2015:
Revenues	$341,101	$557,890	$898,991
Adjusted EBITDA	28,164	70,449	98,613
Capital Expenditures	9,019	25,967	34,986

(a)	As of June 30, 2016, total assets include assets held for sale

Inter-segment sales are not significant for any period presented. Capital expenditures do not equal cash disbursed for purchases of property, plant, and equipment, as presented in the accompanying Condensed Consolidated Statements of Cash Flows, as capital expenditures above include amounts paid and accrued during the periods presented.

The following is a reconciliation of Adjusted EBITDA to income before provision for income taxes, equity in profit of joint venture, and loss from discontinued operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Adjusted EBITDA	$50,258	$51,512	$95,353	$98,613
Restructuring and asset impairment charges, net	(840)	(5,266)	(1,586)	(6,200)
Depreciation and amortization	(18,207)	(17,878)	(35,483)	(35,846)
Acquisition costs and other	(154)	(117)	(178)	(203)
Long-term compensation expense	(1,921)	(2,884)	(5,595)	(5,999)
Interest expense, net	(4,947)	(3,877)	(12,501)	(11,588)
Other expense	(2,905)	-	(6,481)	-
Income before provision for income taxes, equity in profit of joint venture, and loss from discontinued operations	$21,284	$21,490	$33,529	$38,777

Note 16. Fair Value of Financial Instruments

FASB ASC No. 820, Fair Value Measurements, defines fair value as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants, at the measurement date under current market conditions (an exit price). The exit price is based upon the amount that the holder of the asset or liability would receive or need to pay in an actual transaction or in a hypothetical transaction if an actual transaction does not exist, at the measurement date. In some circumstances, the entry and exit price may be the same; however, they are conceptually different.

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

At June 30, 2016, the carrying value and estimated fair value of the Company’s total debt was $421.7 million and $419.9 million, respectively. At December 31, 2015, the carrying value and estimated fair value of the Company’s total debt was $446.6 million and $430.2 million, respectively. The majority of the Company’s debt at June 30, 2016 and December 31, 2015 was comprised of the Term Loan Credit Facility, which can be traded between financial institutions. Accordingly, this debt has been classified as Level 2. The fair value was determined based upon quoted values. The remainder of the Company’s debt, primarily consisting of foreign subsidiary indebtedness, is asset-backed and is classified as Level 3. As this debt carries variable rates and minimal credit risk, the book values approximate the fair values.

The Company has foreign currency exchange hedges and an interest rate swap that were measured at fair value on a recurring basis at June 30, 2016 and December 31, 2015. These instruments are recorded in other assets, net or other non-current liabilities in the Company’s Condensed Consolidated Balance Sheets and the fair value is measured using Level 2 observable inputs such as foreign currency exchange rates, swap rates, cross currency basis swap spreads and interest rate spreads. At June 30, 2016, the foreign currency exchange hedge (net investment hedge of the Company’s European subsidiaries) and the interest rate swap (not designated for hedge accounting) had liability fair values of $11.1 million and $6 million, respectively.

The following table provides each major category of assets and liabilities measured at fair value on a nonrecurring basis during the six months ended June 30, 2016 (in millions):

	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	Level 1	Level 2	Level 3	Total gains / (losses)
Long-lived assets held for sale	Not applicable	Not applicable	$4.6	$(3.1)
Long-lived assets held for sale	Not applicable	Not applicable	18.6	(15.0)

In accordance with FASB ASC No. 360, Property, Plant, & Equipment, the long-lived assets held for sale related to the Ningbo joint venture in China, with a carrying amount of $7.7 million were written down to their fair value of $4.6 million, resulting in a loss of $3.1 million, which was included in the Company’s Condensed Consolidated Statement of Operations for the six months ended June 30, 2016 as loss on discontinued operations, net. The fair value of the assets was determined based upon consideration of the negotiated sales price in the sales agreement.

In accordance with FASB ASC No. 360, Property, Plant, & Equipment, the long-lived assets held for sale related to the Company’s remaining Brazilian operations, with a carrying amount of $33.6 million were written down to their fair value of $18.6 million, resulting in a loss of $15 million, which was included in the Company’s Condensed Consolidated Statement of Operations for the six months ended June 30, 2016 as loss on discontinued operations, net. This fair value adjustment of $15 million reflects that upon the sale of the Brazil operations, the cumulative translation adjustment will need to be reclassified to earnings.

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

Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. The established liability for environmental matters is based upon management’s best estimates, on an undiscounted basis, of expected investigation/ remediation costs related to environmental contamination. It is possible that actual costs associated with these matters will exceed the environmental reserves established by the Company. Inherent uncertainties exist in the estimates, primarily due to unknown environmental conditions, changing governmental regulations, and legal standards regarding liability and evolving technologies for handling site remediation and restoration. At June 30, 2016 and December 31, 2015, the Company had $1.4 million accrued for environmental matters.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Company Overview

We are a leading integrated global manufacturer of engineered structural metal components and assemblies primarily serving original equipment manufacturers (“OEMs”). We offer our automotive customers a broad product portfolio, supplying body-structure stampings, frame and other chassis structures, as well as complex welded assemblies, for small and large cars, crossovers, pickups, and sport utility vehicles (“SUVs”). Our products are manufactured at 24 facilities strategically located near our customers in North America and Europe. We support our manufacturing operations through five engineering and sales locations around the world. Our products are offered on a diverse mix of vehicle platforms, reflecting the balanced portfolio approach of our business model and the breadth of our product capabilities. We supply products to approximately 140 vehicle models globally to 11 of the 12 largest OEMs based on 2015 production volumes.

We believe that our engineering, manufacturing, and program management capabilities, our competitive cost, our financial discipline, and our colleague engagement position us for long-term success.

Recent Trends

Production Volumes

During the second quarter of 2016, industry production volumes increased from 2015 in Europe and North America. According to IHS, industry production is projected to increase in 2016 in Europe and North America.

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

Results of Operations—Three Months Ended June 30, 2016 Compared with the Three Months Ended June 30, 2015

The following table presents production volumes in specified regions, according to the IHS June 2016 issue, for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 (in millions of units produced):

	Europe	North America
Three Months Ended June 30, 2016	5.8	4.7
Three Months Ended June 30, 2015	5.4	4.5
Increase / (Decrease)	0.4	0.2
Percentage change	7%	3%

The following table presents select financial information for the three months ended June 30, 2016 and 2015 (in millions):

	Europe		North America		Consolidated
	Three Months Ended		Three Months Ended		Three Months Ended
	June 30,		June 30,		June 30,
	2016	2015	2016	2015	2016	2015

Revenues	$175.0	$170.3	$330.1	$279.2	$505.1	$449.5
Cost of sales	157.9	151.4	285.1	237.2	443.0	388.6
Gross profit	17.1	18.9	45.0	42.0	62.1	60.9
Selling, general, and administrative expenses	10.1	9.1	22.0	21.2	32.1	30.3
Amortization expense	-	-	0.1	-	0.1	-
Restructuring and asset impairment charges, net	0.1	-	0.7	5.3	0.8	5.3
Operating income	$6.9	$9.8	$22.2	$15.6	29.1	25.4
Interest expense, net					4.9	3.9
Other expense					2.9	-
Provision for income taxes					6.0	2.0
Loss from discontinued operations, net of tax					(20.0)	(0.4)
Noncontrolling interest, net of tax					0.1	0.5
Net income / (loss) attributable to Tower International, Inc.					$(4.8)	$18.6

Comparison of Periods – GAAP Analysis of Consolidated Results

Revenues

Total revenues increased during the three months ended June 30, 2016 by $55.6 million, or 12%, from the three months ended June 30, 2015, reflecting higher volume ($61.5 million) and favorable foreign exchange ($3.5 million), offset partially by unfavorable pricing ($9.4 million).

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

Total gross profit increased by $1.2 million, or 2%, from the three months ended June 30, 2015 to the three months ended June 30, 2016 and our gross profit margin decreased from 13.5% during the 2015 period to 12.3% during the 2016 period. The increase in total gross profit reflects higher volume ($10 million), offset partially by unfavorable product mix ($2.8 million). All other factors were net unfavorable ($6 million). Cost of sales was negatively impacted by unfavorable pricing and economics ($11.1 million), which was offset partially by favorable efficiencies ($5.1 million).

Total gross profit was negatively affected by an increase in the depreciation included in cost of sales from $16.7 million during the three months ended June 30, 2015 to $17.1 million during the three months ended June 30, 2016.

Selling, General, and Administrative Expenses (“SG&A”)

Total SG&A increased $1.8 million, or 6%, from the three months ended June 30, 2015, reflecting higher compensation costs.

Interest Expense, net

Interest expense, net, increased $1 million, or 26%, from the three months ended June 30, 2015, reflecting primarily higher mark-to-market losses on our derivative financial instruments, offset partially by lower interest expense on our Term Loan.

Other Expense

Other expense increased $2.9 million from the three months ended June 30, 2015, reflecting costs incurred during the second quarter of 2016 to support the potential sale of Tower Europe, which is no longer being considered.

Provision for Income Taxes

Income tax expense increased $4 million from the three months ended June 30, 2015 despite a slight $0.2 million decrease in worldwide pre-tax profit from continuing operations. The primary reason for the increase was during 2015, we did not record deferred income tax expense on our 2015 U.S. profits due to the valuation allowance. In the second quarter of 2016, we recorded $5.5 million of deferred income tax expense on U.S. profits.

In the fourth quarter of 2015, we released the valuation allowance on most of our U.S. deferred tax assets, as we concluded it was more likely than not we would be able to fully utilize these deferred tax assets in the future. In 2016, we will begin recording tax expense - primarily deferred tax expense - on our U.S. profits as we utilize our deferred tax assets to reduce our cash tax liability. Until 2018 or 2019, we expect to utilize U.S. tax attributes, such as net operating loss carryforwards and research credits, to eliminate our U.S. cash tax liability on U.S. profits except for an immaterial amount for alternative minimum tax and some state taxes.

Loss from Discontinued Operations

During the second quarter of 2016, the Company’s Board of Directors approved a plan to sell the Company’s remaining business operations in Brazil and China. At June 30, 2016, all of the Brazilian and Chinese business operations are considered held for sale in accordance with FASB ASC No. 360, Property, Plant, and Equipment, and presented as discontinued operations in the Condensed Consolidated Financial Statements, in accordance with FASB ASC No. 205, Discontinued Operations.

The Company recorded a loss from discontinued operations, net of tax, of $20 million during the three months ended June 30, 2016, as compared with a loss of $0.4 million for the three months ended June 30, 2015.

For the three months ended June 30, 2015, the discontinued operations included results from two of our China joint ventures and an operation in Brazil that were sold in the fourth quarter of 2015.

Comparison of Periods—Non-GAAP Analysis of Adjusted EBITDA

A reconciliation of Adjusted EBITDA to net income attributable to Tower International, Inc. for the periods presented is set forth below (in millions):

	Europe		North America		Consolidated
	Three Months Ended		Three Months Ended		Three Months Ended
	June 30,		June 30,		June 30,
	2016	2015	2016	2015	2016	2015

Adjusted EBITDA	$13.7	$14.8	$36.6	$36.7	$50.3	$51.5
Intercompany charges	0.6	1.6	(0.6)	(1.6)	-	-
Restructuring and asset impairment charges, net	(0.1)	-	(0.7)	(5.3)	(0.8)	(5.3)
Depreciation and amortization	(7.0)	(6.6)	(11.2)	(11.2)	(18.2)	(17.8)
Acquisition costs and other	(0.3)	-	-	(0.2)	(0.3)	(0.2)
Long-term non-cash compensation (a)	-	-	(1.9)	(2.9)	(1.9)	(2.9)
Operating income	$6.9	$9.8	$22.2	$15.5	29.1	25.3
Interest expense, net					(4.9)	(3.9)
Other expense (b)					(2.9)	-
Provision for income taxes					(6.0)	(2.0)
Loss from discontinued operations, net of tax					(20.0)	(0.4)
Noncontrolling interest, net of tax					(0.1)	(0.5)
Net income / (loss) attributable to Tower International, Inc.					$(4.8)	$18.5

(a)	Represents the compensation expense related to stock options, restricted stock units, accruals from one-time CEO compensation awards, and certain compensation programs intended to benefit our long-term success and growth. The compensation charges are incurred during the applicable vesting periods of each program.
(b)	Represents costs incurred to support the potential sale of Tower Europe, which is no longer being considered.

The following table presents revenues (a GAAP measure) and Adjusted EBITDA (a non-GAAP measure) for the three months ended June 30, 2016 and 2015 (in millions), as well as an explanation of variances:

	Europe		North America		Consolidated
	Revenues	Adjusted EBITDA(c)	Revenues	Adjusted EBITDA(c)	Revenues	Adjusted EBITDA(c)
Three Months Ended June 30, 2016 results	$175.0	$13.7	$330.1	$36.6	$505.1	$50.3
Three Months Ended June 30, 2015 results	170.3	14.8	279.2	36.7	449.5	51.5
Variance	$4.7	$(1.1)	$50.9	$(0.1)	$55.6	$(1.2)
Variance attributable to:
Volume and mix	$4.7	$-	$56.8	$7.2	$61.5	$7.2
Foreign exchange	3.5	0.4	-	0.1	3.5	0.5
Pricing and economics	(3.5)	(3.5)	(5.9)	(6.1)	(9.4)	(9.6)
Efficiencies	-	3.1	-	2.0	-	5.1
Selling, general, and administrative expenses and other items (d)	-	(1.1)	-	(3.3)	-	(4.4)
Total	$4.7	$(1.1)	$50.9	$(0.1)	$55.6	$(1.2)

(c)	We have presented a reconciliation of Adjusted EBITDA to net income / (loss) attributable to Tower International, Inc, above.
(d)	When we refer to “selling, general, and administrative expenses and other items”, the “other items” refer to (i) savings which we generate after implementing restructuring actions, (ii) the costs associated with launching new products, and (iii) one-time items which may include reimbursement of costs.

Adjusted EBITDA

When we analyze Adjusted EBITDA, we separately categorize external factors—volume, product mix, and foreign exchange—and all other factors which impact Adjusted EBITDA, which we refer to as “other factors.”

Consolidated Company: Consolidated Adjusted EBITDA decreased by $1.2 million, or 2%, from the three months ended June 30, 2015, despite higher volume ($10 million) and favorable foreign exchange ($0.5 million), which were offset partially by unfavorable product mix ($2.8 million). All other factors were net unfavorable ($8.9 million). Unfavorable pricing and economics ($9.6 million) and unfavorable SG&A expenses and other items ($4.4 million), were offset partially by favorable efficiencies ($5.1 million).

Europe Segment: In our Europe segment, Adjusted EBITDA decreased by $1.1 million, or 8%, from the three months ended June 30, 2015, despite higher volume ($0.5 million) and favorable foreign exchange ($0.4 million), which were offset partially by unfavorable product mix ($0.5 million). All other factors were net unfavorable ($1.5 million). Unfavorable pricing and economics ($3.5 million), principally product pricing and labor costs, and unfavorable SG&A expenses and other items ($1.1 million), were offset partially by favorable efficiencies ($3.1 million).

North America Segment: In our North America segment, Adjusted EBITDA decreased by $0.1 million, or 1%, from the three months ended June 30, 2015 despite higher volume ($9.5 million) and favorable foreign exchange ($0.1 million), which were offset partially by unfavorable product mix ($2.3 million). All other factors were net unfavorable ($7.4 million). Unfavorable pricing and economics ($6.1 million) and unfavorable SG&A expenses and other items ($3.3 million), reflecting higher incentive compensation costs and higher overall compensation costs, primarily related to increased engineering, were offset partially by favorable efficiencies ($2 million).

Results of Operations—Six Months Ended June 30, 2016 Compared with the Six Months Ended June 30, 2015

The following table presents production volumes in specified regions, according to the IHS June 2016 issue, for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 (in millions of units produced):

	Europe	North America
Six months Ended June 30, 2016	11.3	9.2
Six months Ended June 30, 2015	10.8	8.8
Increase / (Decrease)	0.5	0.4
Percentage change	5%	5%

According to IHS, full year 2016 vehicle production is expected to increase when compared to 2015 in North America by 4% and Europe by 3%.

The following table presents select financial information for the six months ended June 30, 2016 and 2015 (in millions):

	Europe		North America		Consolidated
	Six Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,
	2016	2015	2016	2015	2016	2015

Revenues	$336.1	$341.1	$658.2	$557.9	$994.3	$899.0
Cost of sales	303.3	304.7	571.8	478.0	875.1	782.7
Gross profit	32.8	36.4	86.4	79.9	119.2	116.3
Selling, general, and administrative expenses	20.1	18.8	44.8	40.9	64.9	59.7
Amortization expense	-	-	0.2	-	0.2	-
Restructuring and asset impairment charges, net	0.1	0.1	1.5	6.1	1.6	6.2
Operating income	$12.6	$17.5	$39.9	$32.9	52.5	50.4
Interest expense, net					12.5	11.6
Other expense					6.5	-
Provision for income taxes					9.5	3.8
Loss from discontinued operations, net of tax					(20.4)	(1.7)
Noncontrolling interest, net of tax					0.1	0.6
Net income attributable to Tower International, Inc.					$3.5	$32.7

Comparison of Periods – GAAP Analysis of Consolidated Results

Revenues

Total revenues increased during the six months ended June 30, 2016 by $95.3 million, or 11%, from the six months ended June 30, 2015 reflecting higher volume ($107.9 million) and favorable foreign exchange ($0.4 million), offset partially by unfavorable pricing ($13 million).

Gross Profit

Total gross profit increased by $2.9 million, or 2%, from the six months ended June 30, 2015 to the six months ended June 30, 2016 and our gross profit margin decreased from 12.9% during the 2015 period to 12% during the 2016 period. The increase in total gross profit reflects higher volume ($17.2 million), offset partially by unfavorable product mix ($4.1 million) and unfavorable foreign exchange ($1.6 million). All other factors were net unfavorable ($8.6 million). Cost of sales was positively impacted by favorable efficiencies ($11.5 million) which were offset by unfavorable pricing and economics ($17.4 million).

Total gross profit was positively affected by a decrease in the depreciation included in cost of sales from $33.5 million during the six months ended June 30, 2015 to $33.1 million during the six months ended June 30, 2016, reflecting primarily favorable foreign exchange.

Selling, General, and Administrative Expenses

Total SG&A increased $5.2 million, or 9%, from the six months ended June 30, 2015, reflecting higher incentive compensation costs and higher overall compensation costs, primarily related to increased engineering in North America.

Interest Expense, net

Interest expense, net, increased $0.9 million, or 8%, from the six months ended June 30, 2015, reflecting primarily higher mark-to-market losses on our derivative financial instruments, offset partially by lower interest expense on our Term Loan.

Other Expense

Other expense increased $6.5 million from the six months ended June 30, 2015, reflecting costs incurred during the six months ended June 30, 2016 to support the potential sale of Tower Europe, which is no longer being considered.

Provision for Income Taxes

Income tax expense increased $5.6 million from the six months ended June 30, 2015. The primary reason for the increase in six month tax expense is attributable to not having to record deferred income tax expense on U.S. profits in 2015 due to the valuation allowance. In the first six months of 2016, we recorded $7.8 million of deferred income tax expense on U.S. profits.

In the fourth quarter of 2015, we released the valuation allowance on the most of our U.S. deferred tax assets, since we concluded it was more likely than not we would be able to fully utilize these deferred tax assets in the future. In 2016, we will begin recording tax expense - primarily deferred tax expense - on our U.S. profits as we utilize our deferred tax assets to reduce our cash tax liability. Until 2018 or 2019, we expect to utilize U.S. tax attributes, such as net operating loss carryforwards and research credits, to eliminate our U.S. cash tax liability on U.S. profits except for an immaterial amount for alternative minimum tax and some state taxes.

Loss from Discontinued Operations

As noted above, during the second quarter of 2016, the Company’s Board of Directors approved a plan to sell the Company’s remaining business operations in Brazil and China. At June 30, 2016, all of the Brazilian and Chinese business operations are considered held for sale.

The Company recorded a loss from discontinued operations, net of tax, of $20.4 million during the six months ended June 30, 2016, as compared with a loss of $1.7 million for the six months ended June 30, 2015.

For the six months ended June 30, 2015, the discontinued operations included results from two of our China joint ventures and an operation in Brazil that were sold in the fourth quarter of 2015.

Comparison of Periods—Non-GAAP Analysis of Adjusted EBITDA

A reconciliation of Adjusted EBITDA to net income attributable to Tower International, Inc. for the periods presented is set forth below (in millions):

	Europe		North America		Consolidated
	Six Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,
	2016	2015	2016	2015	2016	2015

Adjusted EBITDA	$25.2	$28.2	$70.2	$70.4	$95.4	$98.6
Intercompany charges	2.2	2.6	(2.2)	(2.6)	-	-
Restructuring and asset impairment charges, net	(0.1)	(0.1)	(1.5)	(6.1)	(1.6)	(6.2)
Depreciation and amortization	(13.8)	(13.2)	(21.7)	(22.6)	(35.5)	(35.8)
Acquisition costs and other	(0.3)	-	-	(0.2)	(0.3)	(0.2)
Long-term non-cash compensation (a)	(0.6)	-	(4.9)	(6.0)	(5.5)	(6.0)
Operating income	$12.6	$17.5	$39.9	$32.9	52.5	50.4
Interest expense, net					12.5	11.6
Other expense (b)					6.5	-
Provision for income taxes					9.5	3.8
Loss from discontinued operations, net of tax					(20.4)	(1.7)
Noncontrolling interest, net of tax					0.1	0.6
Net income attributable to Tower International, Inc.					$3.5	$32.7

(a)	Represents the compensation expense related to stock options, restricted stock units, accruals from one-time CEO compensation awards, and certain compensation programs intended to benefit our long-term success and growth. The compensation charges are incurred during the applicable vesting periods of each program.
(b)	Represents costs incurred to date to support the potential sale of Tower Europe, which is no longer being considered.

The following table presents revenues (a GAAP measure) and Adjusted EBITDA (a non-GAAP measure) for the six months ended June 30, 2016 and 2015 (in millions), as well as an explanation of variances:

	Europe		North America		Consolidated
	Revenues	Adjusted EBITDA(c)	Revenues	Adjusted EBITDA(c)	Revenues	Adjusted EBITDA(c)
Six months Ended June 30, 2016 results	$336.1	$25.2	$658.2	$70.2	$994.3	$95.4
Six months Ended June 30, 2015 results	341.1	28.2	557.9	70.4	899.0	98.6
Variance	$(5.0)	$(3.0)	$100.3	$(0.2)	$95.3	$(3.2)
Variance attributable to:
Volume and mix	$(0.6)	$(1.7)	$108.5	$14.8	$107.9	$13.1
Foreign exchange	0.4	0.2	-	0.2	0.4	0.4
Pricing and economics	(4.8)	(6.9)	(8.2)	(10.5)	(13.0)	(17.4)
Efficiencies	-	6.3	-	5.2	-	11.5
Selling, general, and administrative expenses and other items (d)	-	(0.9)	-	(9.9)	-	(10.8)
Total	$(5.0)	$(3.0)	$100.3	$(0.2)	$95.3	$(3.2)

(c)	We have presented a reconciliation of Adjusted EBITDA to net income / (loss) attributable to Tower International, Inc. above.
(d)	When we refer to “selling, general, and administrative expenses and other items”, the “other items” refer to (i) savings which we generate after implementing restructuring actions, (ii) the costs associated with launching new products, and (iii) one-time items which may include reimbursement of costs.

Adjusted EBITDA

When we analyze Adjusted EBITDA, we separately categorize external factors—volume, product mix, and foreign exchange—and all other factors which impact Adjusted EBITDA, which we refer to as “other factors.”

Consolidated Company: Consolidated Adjusted EBITDA decreased by $3.2 million, or 3%, from the six months ended June 30, 2015, despite higher volume ($17.2 million) and favorable foreign exchange ($0.4 million), which were offset partially by unfavorable product mix ($4.1 million). All other factors were net unfavorable ($16.7 million). Unfavorable pricing and economics ($17.4 million) and unfavorable SG&A expenses and other items ($10.8 million) were partially offset by favorable efficiencies ($11.5 million).

Europe Segment: In our Europe segment, Adjusted EBITDA decreased by $3 million, or 11%, from the six months ended June 30, 2015, reflecting lower volume ($1.2 million) and unfavorable product mix ($0.5 million), which were offset partially by favorable foreign exchange ($0.2 million). All other factors were net unfavorable ($1.5 million). Unfavorable pricing and economics ($6.9 million), principally product pricing and labor costs, and unfavorable SG&A expenses and other items ($0.9 million), were offset partially by favorable efficiencies ($6.3 million).

North America Segment: In our North America segment, Adjusted EBITDA decreased by $0.2 million, or 1%, from the six months ended June 30, 2015, despite higher volume ($18.4 million) and favorable foreign exchange ($0.2 million), which were offset partially by unfavorable product mix ($3.6 million). All other factors were net unfavorable ($15.2 million). Unfavorable pricing and economics ($10.5 million) and unfavorable SG&A expenses and other items ($9.9 million), reflecting primarily higher launch costs, higher incentive compensation costs and higher overall compensation costs, primarily related to increased engineering, were offset partially by favorable efficiencies ($5.2 million).

Restructuring

The following table sets forth our net restructuring and asset impairment charges by type for the periods presented (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Employee termination costs	$0.1	$0.1	$0.1	$0.2
Other exit costs	0.7	0.6	1.5	1.4
Asset impairment charges	-	4.6	-	4.6
Total restructuring charges, net	$0.8	$5.3	$1.6	$6.2

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

The charges incurred in our North America segment during the three and six months ended June 30, 2016 related to ongoing maintenance expense of facilities closed as a result of prior actions and severance charges to reduce fixed costs. The charges incurred in our Europe segment for the three and six months ended June 30, 2016 related to severance charges in Europe to reduce fixed costs.

We expect to continue to incur additional restructuring expense in 2016 related primarily to previously announced restructuring actions; however, we do not anticipate any additional expense that will be significant, with respect to previously announced actions. We may engage in new actions if business conditions warrant further actions.

Liquidity and Capital Resources

General

We generally expect to fund expenditures for operations, administrative expenses, capital expenditures, dividend payments, and debt service obligations with internally generated funds from operations and we generally expect to satisfy working capital needs from time-to-time with borrowings under our revolving credit facility or cash on hand. As of June 30, 2016, we had available liquidity of approximately $257.6 million, which we believe is adequate to fund our working capital requirements for at least the next twelve months. We believe that we will be able to meet our debt service obligations and fund operating requirements for at least the next twelve months with cash flow from operations, cash on hand, potential operating lease arrangements, and borrowings under our revolving credit facility.

On June 17, 2016, we announced our Board of Directors’ authorization to repurchase up to $100 million of the Company’s issued and outstanding common stock from time to time in the open market, or in privately negotiated transactions. We expect to fund such repurchases from cash flow from operations, cash on hand, potential operating lease arrangements, and borrowings under our revolving credit facility.

Cash Flows and Working Capital

The following table shows the components of our cash flows from continuing operations for the periods presented (in millions):

	Six Months Ended June 30,
	2016	2015
Net cash provided by / (used in):
Operating activities	$22.4	$11.9
Investing activities	(60.9)	(28.2)
Financing activities	(31.4)	1.9

Net Cash Provided by Operating Activities

Net cash generated from operating activities was $22.4 million during the six months ended June 30, 2016, compared to $11.9 million during the six months ended June 30, 2015. The primary reason for this increase was the favorable fluctuation in working capital items.

Net Cash Used in Investing Activities

Net cash utilized in investing activities was $60.9 million during the six months ended June 30, 2016, compared to $28.2 million during the six months ended June 30, 2015. The $32.7 million increase in cash utilized was attributable primarily to increased capital expenditures related to the timing of program launches.

Net Cash Provided by / (Used in) Financing Activities

Net cash utilized in financing activities was $31.4 million during the six months ended June 30, 2016, compared to cash generated of $1.9 million during the six months ended June 30, 2015. This decrease was attributable primarily to the repayment of $50 million on the Term Loan Credit Facility during the first quarter of 2016 and dividend payments during the first and second quarters of 2016, offset partially by higher borrowings.

Working Capital

We manage our working capital by monitoring key metrics principally associated with inventory, accounts receivable, and accounts payable. Our quarterly average inventory days on hand decreased to 14 days during the second quarter of 2016 from 15 days during the first quarter of 2016. Our inventory levels increased from $66.6 million at December 31, 2015 to $70.6 million at June 30, 2016, primarily due to the ramp up of production on recently awarded business.

Our accounts receivable balance increased from $223.7 million as of December 31, 2015 to $256.7 million as of June 30, 2016. The increase reflects the timing of customer payments consistent with normal seasonality.

Our accounts payable balance increased from $268 million as of December 31, 2015 to $296.7 million as of June 30, 2016. The change reflects primarily the increase of trade accounts payable, reflecting primarily the matching of terms with our customers and vendors.

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

On June 30, 2016 and December 31, 2015 we had working capital balances of $93 million and $151.7 million, respectively. This decrease is related primarily to our using cash on hand to make a $50 million voluntary repayment on our Term Loan Credit Facility during the first quarter of 2016.

Sources and Uses of Liquidity

Our available liquidity at June 30, 2016 was approximately $257.6 million, which consisted of $51.8 million of cash on hand, and unutilized borrowing availability under our U.S. and foreign credit facilities of $164.7 million and $41.1 million, respectively. A portion of our cash balance is located at foreign subsidiaries and is presently being used to fund operations at and investment in those locations. As of December 31, 2015 we had available liquidity of $350.6 million.

As of June 30, 2016, we had short-term debt, excluding capital leases, of $31.6 million, of which $25.8 million related to receivables factoring in Europe, $4.5 million related to current maturities of our Term Loan Credit Facility, and $1.3 million related to indebtedness in Europe. Historically, we have been successful in renewing this debt as it becomes due, but we cannot provide assurance that this debt will continue to be renewed or, if renewed, that this debt will continue to be renewed under the same terms. The receivables factoring in Europe consists of uncommitted demand facilities, which are subject to termination at the discretion of the banks, although we have not experienced any terminations by the banks.

Pursuant to the Board of Directors’ declaration on October 16, 2015, the Company commenced payment of a quarterly dividend of $0.10 per common share. During the three and six months ended June 30, 2016, the Company paid dividends of $2.1 million and $4.2 million, respectively.

As noted above, on June 17, 2016, the Company announced its Board of Directors’ authorization to repurchase up to $100 million of the Company’s issued and outstanding common stock from time to time in the open market, or in privately negotiated transactions. As of June 30, 2016, no purchase transactions have settled under the Repurchase Program.

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

	Six Months Ended June 30,
	2016	2015
Net cash provided by continuing operating activities	$22.4	$11.9
Cash disbursed for purchases of property, plant, and equipment, net	(60.9)	(28.2)
Free cash flow	(38.5)	(16.3)
Less: Net cash disbursed for customer-owned tooling	(20.8)	(20.5)
Adjusted free cash flow	$(17.7)	$4.2

Adjusted free cash flow was negative $17.7 million during the first six months of 2016, compared to positive $4.2 million during the six months ended June 30, 2015. The $21.9 million difference in adjusted free cash flow reflects primarily increased capital expenditures and the unfavorable fluctuation in working capital items.

Debt

As of June 30, 2016, we had outstanding indebtedness, excluding capital lease obligations, of approximately $414.5 million, which consisted of the following:

•	$363.9 million (net of a $1 million original issue discount) indebtedness outstanding under our Term Loan Credit Facility
•	$24.5 million indebtedness outstanding under our Amended Credit Revolving Facility
•	$33.3 million of foreign subsidiary indebtedness
•	$7.2 million of debt issue costs netted against our indebtedness

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

The Third Amended Revolving Credit Facility Agreement amended and restated, in its entirety, the Second Amended Revolving Credit Facility Agreement, dated as of June 19, 2013, by and among the Borrower, its domestic affiliate and domestic subsidiary guarantors named therein, and the lenders party thereto, and the Agent. The Third Amended Revolving Credit Facility Agreement provides for a cash flow revolving credit facility (the “Amended Revolving Credit Facility”) in the aggregate amount of up to $200 million. Our Third Amended Revolving Credit Facility Agreement also provides for the issuance of letters of credit in an aggregate amount not to exceed $50 million, provided that the total amount of credit (inclusive of revolving loans and letters of credit) extended under our Third Amended Revolving Credit Facility Agreement is subject to an overall cap, on any date, of $200 million. We may request the issuance of Letters of Credit denominated in Dollars or Euros. As of June 30, 2016, we had $24.5 million of borrowings outstanding under our Amended Revolving Credit Facility and $10.8 million of letters of credit outstanding under the Third Amended Revolving Credit Facility Agreement. Thus, we could have borrowed an additional $164.7 million under the Third Amended Revolving Credit Facility Agreement as of June 30, 2016, calculated as follows (in millions):

Total Revolving Credit Commitment	$200.0
Borrowings on Amended Revolving Credit Facility	24.5
Letter of credit outstanding	10.8
Availability on Third Amended Revolving Credit Facility Agreement	$164.7

Advances under our Amended Revolving Credit Facility bear interest at a base rate plus a margin or at LIBOR plus a margin. The applicable margin is determined by our Total Net Leverage Ratio. The applicable margin for the base rate based borrowings as of June 30, 2016 was 1.50%. The applicable margin for the LIBOR based borrowings as of June 30, 2016 was 2.50%. Borrowings outstanding under our Amended Revolving Credit Facility may vary significantly from time to time, depending on our cash needs at any given time. Our Amended Revolving Credit Facility matures on September 17, 2019.

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

As of June 30, 2016, we were in compliance with the financial covenants that govern our credit agreements.

Foreign Subsidiary Indebtedness

Our foreign subsidiary indebtedness consists primarily of borrowings in Europe and receivables factoring in Europe, which is described above.

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

Off-Balance Sheet Obligations

In addition to the operating leases described above, our off-balance sheet obligations consist of obligations under our Third Amended Revolving Credit Facility. As of June 30, 2016, letters of credit outstanding were $10.8 million under the Third Amended Revolving Credit Facility.

Net Debt

Net debt is a non-GAAP measure that represents total debt less cash and cash equivalents. We regard net debt as a useful measure of our outstanding debt obligations. Our use of the term “net debt” should not be understood to mean that we will use any cash on hand to repay debt. Net debt is calculated as follows (in millions):

	As of June 30, 2016	As of December 31, 2015
Total debt, including capital leases and net of debt issue costs	$421.1	$444.6
Less: Cash and cash equivalents	51.8	121.6
Add: Cash attributable to discontinued operations	-	8.7
Net debt	$369.3	$331.7

As of June 30, 2016, our net debt was $369.3 million, compared to $331.7 million as of December 31, 2015. The $37.6 million change reflects primarily higher working capital requirements, higher capital expenditures, and dividend payments.

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

Interest Rate Risk

At June 30, 2016, we had total debt, excluding capital leases, of $414.5 million (net of a $1 million discount), consisting of variable rate debt of $221.4 million (53%) and fixed rate debt of $193.1 million (47%), taking into account our $186.1 million variable rate to fixed rate swap. Assuming no changes in the monthly average variable rate debt levels of $232.9 million for the six months ended June 30, 2016, we estimate that a hypothetical change of 100 basis points in the LIBOR and alternative base rate would not have a significant impact on interest expense due to the LIBOR floor in our Term Loan.

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

Foreign Exchange Risk

A significant portion of our revenues is derived from manufacturing operations in Europe. The results of operations and financial condition of our non-United States businesses are principally measured in their respective local currency and translated into U.S. dollars. The effects of foreign currency fluctuations in Europe are mitigated by the fact that expenses are generally incurred in the same currency in which revenues are generated, since we strive to manufacture our products in close proximity to our customers. Nevertheless, the reported income of our foreign subsidiaries will be higher or lower depending on a weakening or strengthening of the U.S. dollar against the respective foreign currencies.

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

Our strategy for managing currency risk relies primarily upon conducting business in a foreign country in that country’s currency. We may, from time to time, also participate in hedging programs intended to reduce our exposure to currency fluctuations. We believe that the effect of a 100 basis point movement in foreign currency rates against the U.S. dollar would not have materially impacted the results of our operations, our cash flows, or our stockholders’ equity for the six months ended June 30, 2016.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), management, with the participation of the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2016. Based upon that evaluation, the CEO and the CFO have concluded that, as of June 30, 2016, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting that occurred during the quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1A. Risk Factors.

There have been no material changes in our risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased	Weighted Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plan or Program (1)	Dollar Value of Shares that May Yet Be Purchased Under Plan or Program (2)
April 1 to April 30, 2016	-	$-	-	$-
May 1 to May 31, 2016	-	-	-	-
June 1 to June 30, 2016	-	-	-	100,000,000
Total	-	$-	-	$100,000,000

(1)	In future periods, this column will reflect shares reported as purchases by the Company pursuant to the Repurchase Program announced on June 17, 2016. No shares were purchased during the periods presented.

(2)	This column includes the approximate dollar value of shares that remain authorized for repurchase under the Company’s Repurchase Program announced on June 17, 2016. Subject to applicable legal restrictions, shares may be repurchased in open market transactions, privately negotiated transactions, or in such other manner as shall be determined by the Chief Executive Officer, the Chief Financial Officer (the “Proper Officers”), or their designee. The timing, manner, price, and amount of repurchases will be determined at the Proper Officer’s discretion and the Repurchase Program shall terminate on the earlier of (i) the first date on which a total of $100 million of the Company’s shares of common stock shall have been purchased and (ii) such other date as shall be determined by the Company’s Board of Directors.

Item 6. Exhibits.

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer

32.1	Section 1350 Certification of the Chief Executive Officer *

32.2	Section 1350 Certification of the Chief Financial Officer *

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Scheme Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Furnished, not filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tower International, Inc.

Date: July 26, 2016	/s/ James C. Gouin
James C. Gouin
Chief Financial Officer

