Form 10-Q
period 2016-09-30
Tower International, Inc.
filed 2016-11-02
CIK 1485469

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Yes ☐ No ☒

As of October 27, 2016, there were 20,339,114 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

Tower International, Inc. and Subsidiaries

Form 10-Q

PART 1 — FINANCIAL INFORMATION

ITEM 1. Financial Statements.

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data - unaudited)

	September 30,	December 31,
	2016	2015

ASSETS
Cash and cash equivalents	$47,216	$121,594
Accounts receivable, net of allowance of $797 and $1,277	242,338	223,735
Inventories (Note 3)	77,402	66,648
Assets held for sale (Note 4)	104,482	113,664
Prepaid tooling, notes receivable, and other	134,089	68,242
Total current assets	605,527	593,883

Property, plant, and equipment, net	452,541	427,887
Goodwill (Note 6)	60,215	59,340
Deferred tax asset	119,584	127,207
Other assets, net	8,867	7,180
Total assets	$1,246,734	$1,215,497

LIABILITIES AND EQUITY
Short-term debt and current maturities of capital lease obligations (Note 8)	$35,380	$29,492
Accounts payable	292,224	268,008
Accrued liabilities	110,918	100,529
Liabilities held for sale (Note 4)	51,355	44,157
Total current liabilities	489,877	442,186

Long-term debt, net of current maturities (Note 8)	399,052	409,116
Obligations under capital leases, net of current maturities (Note 8)	5,445	5,984
Deferred tax liability	6,586	6,167
Pension liability (Note 11)	57,773	65,621
Other non-current liabilities	78,448	79,704
Total non-current liabilities	547,304	566,592
Total liabilities	1,037,181	1,008,778
Commitments and contingencies (Note 17)

Stockholders' equity:
Tower International, Inc.'s stockholders' equity
Preferred stock, $0.01 par value, 50,000,000 authorized and 0 issued and outstanding	$-	$-
Common stock, $0.01 par value, 350,000,000 authorized, 22,087,367 issued and 20,383,138 outstanding at September 30, 2016, and 22,003,820 issued and 21,111,610 outstanding at
December 31, 2015	221	220
Additional paid in capital	339,477	337,864
Treasury stock, at cost, 1,704,229 and 892,210 shares as of September 30, 2016 and December 31, 2015	(34,600)	(16,067)
Accumulated deficit	(28,670)	(44,030)
Accumulated other comprehensive loss (Note 12)	(73,926)	(80,492)
Total Tower International, Inc.'s stockholders' equity	202,502	197,495
Noncontrolling interests in subsidiaries (Note 12)	7,051	9,224
Total stockholders' equity	209,553	206,719
Total liabilities and stockholders' equity	$1,246,734	$1,215,497

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share and per share amounts - unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Revenues	$457,042	$442,190	$1,451,367	$1,341,181
Cost of sales	396,806	388,989	1,271,900	1,171,682
Gross profit	60,236	53,201	179,467	169,499
Selling, general, and administrative expenses	31,223	30,869	96,125	90,602
Amortization expense (Note 6)	112	249	344	249
Restructuring and asset impairment charges, net (Note 7)	1,196	784	2,782	6,984
Operating income	27,705	21,299	80,216	71,664
Interest expense	5,598	6,223	18,167	17,821
Interest income	40	6	108	16
Other expense	-	-	6,481	-
Income before provision for income taxes, and income / (loss) from discontinued operations	22,147	15,082	55,676	53,859
Provision for income taxes (Note 10)	4,239	1,456	13,770	5,287
Income from continuing operations	17,908	13,626	41,906	48,572
Income / (loss) from discontinued operations, net of tax (Note 4)	367	3,246	(19,999)	1,560
Net income	18,275	16,872	21,907	50,132
Less: Net income attributable to the noncontrolling interests	118	589	213	1,162
Net income attributable to Tower International, Inc.	$18,157	$16,283	$21,694	$48,970

Weighted average basic shares outstanding	20,830,203	21,107,477	21,039,305	21,087,691
Weighted average diluted shares outstanding	21,182,149	21,422,859	21,372,875	21,395,797

Basic income per share attributable to Tower International, Inc.:
Income per share from continuing operations (Note 13)	$0.85	$0.62	$1.98	$2.25
Income / (loss) per share from discontinued operations (Note 13)	0.02	0.15	(0.95)	0.07
Income per share (Note 13)	0.87	0.77	1.03	2.32

Diluted income per share attributable to Tower International, Inc.:
Income per share from continuing operations (Note 13)	$0.84	$0.61	$1.95	$2.22
Income / (loss) per share from discontinued operations (Note 13)	0.02	0.15	(0.93)	0.07
Income per share (Note 13)	0.86	0.76	1.02	2.29

Dividends declared per share	$0.10	$-	$0.30	$-

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME / (LOSS)

(Amounts in thousands - unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Net income	$18,275	$16,872	$21,907	$50,132
Other comprehensive income , net of tax:
Foreign currency translation adjustments, net of tax (benefit) of ($1.1 million), ($0 million), ( $2.1 million), and ($0 million)	(100)	(13,002)	6,344	(22,171)
Other comprehensive income / (loss), net of tax:	(100)	(13,002)	6,344	(22,171)
Comprehensive income	18,175	3,870	28,251	27,961
Less: Comprehensive income / (loss) attributable to
noncontrolling interests	89	(902)	(9)	(357)
Comprehensive income attributable to Tower International, Inc.	$18,086	$4,772	$28,260	$28,318

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands - unaudited)

	Nine Months Ended September 30,
	2016	2015

OPERATING ACTIVITIES:
Net income	$21,907	$50,132
Less: Income / (loss) from discontinued operations, net of tax	(19,999)	1,560
Income from continuing operations	41,906	48,572

Adjustments required to reconcile income from continuing operations to net cash provided by continuing operating activities:
Deferred income tax provision	10,251	(238)
Depreciation and amortization	53,383	54,227
Non-cash share-based compensation	1,545	1,814
Pension income, net of contributions	(7,851)	(10,267)
Change in working capital and other operating items	(66,876)	(55,620)
Net cash provided by continuing operating activities	$32,358	$38,488

INVESTING ACTIVITIES:
Cash disbursed for purchases of property, plant, and equipment, net	$(73,536)	$(56,438)
Proceeds from disposition of China JVs, net	-	9,947
Acquisition, net of cash	-	(21,740)
Net cash used in continuing investing activities	$(73,536)	$(68,231)

FINANCING ACTIVITIES:
Proceeds from borrowings	$458,752	$93,952
Repayments of borrowings	(417,664)	(95,834)
Repayments on Term Loan Credit Facility	(50,000)	(25,000)
Proceeds from termination of cross currency swaps	-	32,377
Dividend payment to Tower shareholders	(6,334)	-
Proceeds from stock options exercised	68	160
Purchase of treasury stock	(18,533)	(6,551)
Net cash used in continuing financing activities	$(33,711)	$(896)

Discontinued operations:
Net cash from discontinued operating activities	$3,714	$21,551
Net cash used in discontinued investing activities	(2,110)	(8,953)
Net cash used in discontinued financing activities	(2,899)	(9,650)
Net cash from/(used in) discontinued operations	$(1,295)	$2,948

Effect of exchange rate changes on continuing cash and cash equivalents	$1,806	$(3,719)

NET CHANGE IN CASH AND CASH EQUIVALENTS	$(74,378)	$(31,410)

CASH AND CASH EQUIVALENTS:
Beginning of period	$121,594	$132,684

End of period	$47,216	$101,274

Supplemental Cash Flow Information:
Interest paid, net of amounts capitalized	$14,351	$15,357
Income taxes paid	3,567	3,156
Non-cash Investing Activities:
Capital expenditures in liabilities for purchases of property, plant, and equipment	$13,525	$13,233

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

Stock Compensation

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for employee share-based payment transactions. This ASU is effective for annual reporting periods beginning after December 15, 2016, and interim periods therein. The Company is currently assessing the potential impact on its Consolidated Financial Statements.

Note 3. Inventories

Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method. Maintenance, repair, and non-productive inventory, which are considered consumables, are expensed when acquired and included in the Condensed Consolidated Statements of Operations as cost of sales. Inventories consist of the following (in thousands):

	September 30, 2016	December 31, 2015
Raw materials	$35,291	$32,553
Work in process	16,856	12,911
Finished goods	25,255	21,184
Total inventory	$77,402	$66,648

Note 4. Discontinued Operations and Assets Held for Sale

During the second quarter of 2016, the Company’s Board of Directors approved a plan to sell the Company’s remaining business operations in Brazil and China. At September 30, 2016, all of the Brazilian and Chinese business operations are considered held for sale in accordance with FASB ASC No. 360, Property, Plant, and Equipment, and presented as discontinued operations in the Condensed Consolidated Financial Statements, in accordance with FASB ASC No. 205, Discontinued Operations.

The following table discloses select financial information of the discontinued operations of the Company’s Brazilian and Chinese business operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues	$28,536	$52,654	$78,619	$195,013
Income / (loss) from discontinued operations:
Income / (loss) before provision for income taxes and
equity in income / (loss) of joint venture	637	3,359	(18,747)	2,905
Provision for income taxes	270	256	1,252	1,299
Equity in income / (loss) of joint venture, net of tax	-	(143)	-	46
Income (loss) from discontinued operations	$367	$3,246	$(19,999)	$1,560

For the three and nine months ended September 30, 2015, the discontinued operations included results from two of the Company’s China joint ventures and an operation in Brazil that were sold in the fourth quarter of 2015.

The assets and liabilities held for sale are recorded at the lower of carrying value or fair value less costs to sell and are summarized by category in the following table (in thousands):

	September 30, 2016	December 31, 2015

ASSETS
Current assets	$60,390	$55,474
Property, plant, and equipment, net	48,309	45,272
Other assets, net	13,883	12,918
Fair value adjustment	(18,100)	-
Total assets held for sale	$104,482	$113,664

LIABILITIES
Short-term debt and current maturities of capital lease obligations	$1,323	$886
Accounts payable	43,871	37,039
Total current liabilities	45,194	37,925

Long-term debt, net of current maturities	2,732	3,102
Other non-current liabilities	3,429	3,130
Total non-current liabilities	6,161	6,232
Total liabilities held for sale	$51,355	$44,157

During the second quarter of 2016, the Company recorded a fair value adjustment of $18.1 million related to the planned sale of the Company’s remaining Brazil and China operations. Of that amount, $15 million represents the cumulative translation adjustment related to Brazil and $3.1 million reflects a fair value adjustment to the Ningbo joint venture in China.

In the period ended September 30, 2015, we recorded a $4.1 million gain on the sale of a joint venture in China (Xiangtan DIT Automotive Products Co.).

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

The components of capitalized tooling costs are as follows (in thousands):

	September 30, 2016	December 31, 2015
Customer-owned tooling, net	$107,205	$58,801
Company-owned tooling	2	16
Total tooling, net	$107,207	$58,817

 Any gain recognized, which is defined as the excess of reimbursement over cost, is amortized over the life of the program. If estimated costs are expected to be in excess of reimbursement, a loss is recorded in the period in which the loss is estimated.

Note 6. Goodwill and Other Intangible Assets

Goodwill

The change in the carrying amount of goodwill is set forth below by reportable segment and on a consolidated basis (in thousands):

	Europe	North America	Consolidated
Balance at December 31, 2015	$50,890	$8,450	$59,340
Currency translation adjustment	1,776	(901)	875
Balance at September 30, 2016	$52,666	$7,549	$60,215

Intangibles

In the North America segment, an intangible asset of $3.5 million related to customer relationships was recorded in 2015, as part of the acquisition of a facility in Mexico. This intangible asset has a definite life and will be amortized on a straight-line basis over seven years, the estimated life of the related asset, which approximates the recognition of related revenues.

The Company incurred amortization expense of $0.1 million and $0.3 million, respectively, for the three and nine months ended September 30, 2016. The Company incurred amortization expense of $0.2 million for the three and nine months ended September 30, 2015.

Note 7. Restructuring and Asset Impairment Charges

As of September 30, 2016, the Company has executed various restructuring plans and may execute additional plans in the future to reduce corporate overhead, to realign manufacturing capacity to prevailing global automotive production levels, and to improve the utilization of remaining facilities. Estimates of restructuring charges are based on information available at the time such charges are recorded. Due to the inherent uncertainty involved in estimating restructuring expenses, actual amounts paid for such activities may differ from amounts initially recorded. Accordingly, the Company may record revisions of previous estimates by adjusting previously established reserves.

Restructuring and Asset Impairment Charges

Net restructuring and asset impairment charges for each of the Company’s segments include the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Europe	$-	$143	$117	$227
North America	1,196	641	2,665	6,757
Consolidated	$1,196	$784	$2,782	$6,984

The following table sets forth the Company’s net restructuring and asset impairment charges by type for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Employee termination costs	$361	$143	$493	$328
Other exit costs	835	641	2,289	2,098
Asset impairment	-	-	-	4,558
Total restructuring expense	$1,196	$784	$2,782	$6,984

The charges incurred during the nine months ended September 30, 2016 and 2015 related primarily to the following actions:

2016 Actions

During the three and nine months ended September 30, 2016, the charges incurred in the North America segment related to ongoing maintenance expense of facilities closed as a result of prior actions and severance charges to reduce fixed costs. The charges incurred in the Europe segment related to severance charges to reduce fixed costs.

2015 Actions

During the three and nine months ended September 30, 2015, the charges incurred in the North America segment related to a liability established to reflect a change in estimated future rents on a previously closed facility, ongoing maintenance expense of facilities closed as a result of prior actions and severance charges to reduce fixed costs. The charges incurred in the Europe segment related to severance charges to reduce fixed costs and a revision of a previous estimate.

Restructuring Reserve

The table below summarizes the activity in the restructuring reserve by segment, reflected in accrued liabilities, for the above-mentioned actions through September 30, 2016 (in thousands):

	Europe	North America	Consolidated
Balance at December 31, 2015	$99	$213	$312
Payments	(118)	(2,674)	(2,792)
Increase in liability	117	2,665	2,782
Balance at September 30, 2016	$98	$204	$302

Except as disclosed in the table above, the Company does not anticipate incurring additional material cash charges associated with the actions described above. The changes in the restructuring reserve set forth in the table above do not agree with the restructuring charges for the period, as certain items are expensed as incurred related to the actions described.

The restructuring reserve decreased during the nine months ended September 30, 2016, reflecting primarily payments of other exit costs related to prior accruals, offset partially by accruals for severance.

During the nine months ended September 30, 2016, the Company incurred payments related to prior accruals in Europe of $0.1 million and in North America of $2.7 million.

Note 8. Debt

Short-Term Debt

Short-term debt consists of the following (in thousands):

	September 30, 2016	December 31, 2015
Current maturities of debts (excluding capital leases)	$34,382	$28,528
Current maturities of capital leases	998	964
Total short-term debt	$35,380	$29,492

Long-Term Debt

Long-term debt consists of the following (in thousands):

	September 30, 2016	December 31, 2015
Term Loan Credit Facility (net of discount of $889 and $1,222)	$362,861	$415,903
Amended Revolving Credit Facility	41,500	-
Other foreign subsidiary indebtedness	35,737	30,703
Debt issue costs	(6,664)	(8,962)
Total debt	433,434	437,644
Less: Current maturities of debts (excluding capital leases)	(34,382)	(28,528)
Total long-term debt	$399,052	$409,116

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

As of September 30, 2016, the outstanding principal balance of the Term Loan Credit Facility was $362.9 million (net of a remaining $0.9 million original issue discount) and the effective interest rate was 4.00% per annum.

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

Advances under the Amended Revolving Credit Facility bear interest at an alternate base rate plus a base rate margin or LIBOR plus a Eurodollar margin. The applicable margins are determined by the Company’s Total Net Leverage Ratio (as defined in the Third Amended Revolving Credit Facility Agreement). As of September 30, 2016, the applicable margins were 1.50% per annum and 2.50% per annum for base rate and LIBOR based borrowings, respectively, resulting in a weighted average interest rate of 3.6%. The Company will pay a commitment fee at a rate equal to 0.50% per annum on the average daily unused total revolving credit commitment.

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

As of September 30, 2016, there was $148.4 million of unutilized borrowing availability under the Amended Revolving Credit Facility.  AT that date, there were $41.5 million of borrowings and $10.1 million of letters of credit outstanding under the Amended Revolving Credit Facility.

Other Foreign Subsidiary Indebtedness

As of September 30, 2016, other foreign subsidiary indebtedness of $35.7 million consisted primarily of receivables factoring in Europe of $28.5 million and other indebtedness in Europe of $7.3 million.

The change in foreign subsidiary indebtedness from December 31, 2015 to September 30, 2016 is explained by the following (in thousands):

Europe
Balance at December 31, 2015	$30,704
Maturities of indebtedness	(1,054)
Change in borrowings on credit facilities, net	5,015
Foreign exchange impact	1,072
Balance at September 30, 2016	$35,737

Generally, borrowings of foreign subsidiaries are made under credit agreements with commercial lenders and are used to fund working capital and other operating requirements.

As of September 30, 2016, the receivables factoring facilities balance available to the Company was $28.5 million (€25.3 million), of which the entire amount was drawn. These are uncommitted, demand facilities which are subject to termination at the discretion of the banks and bear interest rates based on the average three month EURIBOR plus a spread ranging from 2.50% to 3.00%. The effective annual interest rates as of September 30, 2016 ranged from 2.20% to 2.70%, with a weighted average interest rate of 2.49% per annum. Any receivables factoring under these facilities is with recourse and is secured by the accounts receivable factored. These receivables factoring transactions are recorded in the Company’s Condensed Consolidated Balance Sheets in short-term debt and current maturities of capital lease obligations.

As of September 30, 2016, the secured line of credit balance available to the Company was $9.4 million (€8.4 million), of which no borrowings were outstanding. The facility bears an interest rate based on the EURIBOR plus a spread of 2.15% and has a maturity date of October 2016 . The effective annual interest rate as of September 30, 2016 was 1.78% per annum. The facilities are secured by certain accounts receivable related to customer funded tooling, real estate, and other assets, and are subject to negotiated prepayments upon the receipt of funds from completed customer projects.

As of September 30, 2016, the Company’s European subsidiaries had borrowings of $7.3 million (€6.5 million), which had an annual interest rate of 6.25% and a maturity date of November 2017. This term loan is secured by certain machinery and equipment.

As of September 30, 2016, the Company’s European subsidiaries had an asset-based revolving credit facility balance available to the Company of $32.7 million, of which no borrowings were outstanding. This facility bears an interest rate based upon the one month LIBOR plus a spread of 4.00% and has a maturity date of October 2017. Availability on the credit facility is determined based upon the appraised value of certain machinery, equipment, and real estate, subject to a borrowing base availability limitation and customary covenants.

Covenants

As of September 30, 2016, the Company was in compliance with the financial covenants that govern its credit agreements.

Capital Leases

The Company had the following capital lease obligations as of the dates presented (in thousands). These capital lease obligations expire in March 2018:

	September 30, 2016	December 31, 2015
Current maturities of capital leases	$998	$964
Non-current maturities of capital leases	5,445	5,984
Total capital leases	$6,443	$6,948

Debt Issue Costs

The Company had debt issuance costs, net of amortization, of $6.7 million and $9.0 million as of September 30, 2016 and December 31, 2015, respectively. These amounts are reflected in the Condensed Consolidated Balance Sheets as a direct deduction from long-term debt, net of current maturities, rather than as an asset, in accordance with ASU No. 2015-03.

The Company incurred interest expense related to the amortization of debt issue costs of $0.5 million and $2.0 million during the three and nine months ended September 30, 2016, respectively. The Company incurred interest expense related to the amortization of debt issue costs of $0.5 million and $1.9 million during the three and nine months ended September 30, 2015, respectively.

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

At September 30, 2016 and December 31, 2015, the U.S. dollar / Euro exchange spot rate was $1.1240 and $1.0906, respectively. The following amounts were recorded in the Condensed Consolidated Balance Sheets as being payable to counterparties under FASB ASC No. 815, Derivatives and Hedging (in thousands):

	Location	September 30, 2016	December 31, 2015
Net investment hedge	Other non-current liabilities	$15,270	$9,005
Interest rate swap	Other non-current liabilities	5,340	2,592

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

The following table presents the deferred gain reported in AOCI at September 30, 2016 and December 31, 2015 (in thousands):

	Deferred gain in AOCI
	September 30, 2016	December 31, 2015
Net investment hedge	$23,538	$29,139

Derivative instruments held during the period resulted in the following (income) / expense recorded in income (in thousands):

	(Income) / expense recognized		(Income) / expense recognized
	(ineffective portion)		(ineffective portion)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net investment hedge	$1,293	$(465)	$663	$(1,001)
Interest rate swap	(663)	(1,166)	2,749	1,274
Total	$630	$(1,631)	$3,412	$273

Note 10. Income Taxes

During the three months ended September 30, 2016, the Company recorded income tax expense of $4.2 million on $22.1 million of pre-tax profit from continuing operations – for a consolidated effective tax rate of 19%.  Included in the $4.2 million of consolidated tax expense was $3.1 million of deferred tax expense attributable to U.S. operations.

During the nine months ended September 30, 2016, the Company recorded income tax expense of $13.8 million on $55.7 million of pre-tax profit from continuing operations – for a consolidated effective tax rate of 24.8%. Included in the $13.8 million of consolidated tax expense was $9 million of deferred tax expense attributable to U.S operations.

In the fourth quarter of 2015, the Company released the U.S. valuation allowance on its U.S. deferred tax assets.  Going forward the Company will book tax expense on its U.S. profits – but this expense will primarily be deferred tax expense until the Company fully utilizes its US tax attributes – mainly net operating loss carryforwards and research tax credits.  The Company does not expect to incur material U.S. current (cash) tax expense until 2020.

Note 11. Retirement Plans

The Company sponsors a pension and various other postretirement benefit plans for its employees. Each plan serves a defined group of employees and has varying levels of Company contributions. The Company’s contributions to certain plans may be required by the terms of the Company’s collective bargaining agreements.

The following tables provide the components of net periodic pension benefit cost and other post-retirement benefit cost (in thousands):

	Pension Benefits		Other Benefits
	Three Months Ended September 30,		Three Months Ended September 30,
	2016	2015	2016	2015
Service cost	$5	$8	$2	$2
Interest cost	1,927	2,375	136	160
Expected return on plan assets (a)	(2,579)	(3,087)	-	-
Amortization of prior service credit	(24)	(24)	33	33
Net periodic benefit cost / (income)	$(671)	$(728)	$171	$195

	Pension Benefits		Other Benefits
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Service cost	$16	$24	$6	$6
Interest cost	5,821	7,125	408	480
Expected return on plan assets (a)	(7,670)	(9,261)	-	-
Amortization of prior service credit	(71)	(72)	99	99
Net periodic benefit cost / (income)	$(1,904)	$(2,184)	$513	$585

(a)Expected rate of return on plan assets is 7.40% for 2016 and was 7.40% for 2015

The Company expects its minimum pension funding requirements to be $7.6 million during 2016. During the three and nine months ended September 30, 2016, the Company made contributions of $2.7 million and $5.9 million, respectively.

Additionally, during the three and nine months ended September 30, 2016, the Company contributed $1.4 million and $4.2 million, respectively, to its defined contribution retirement plans.

Note 12. Stockholders’ Equity and Noncontrolling Interests

The table below provides a reconciliation of the carrying amount of total stockholders’ equity, including stockholders’ equity attributable to Tower International, Inc. (“Tower”) and equity attributable to the noncontrolling interests (“NCI”) (in thousands):

	Nine Months Ended September 30,
	2016			2015
	Tower	NCI	Total	Tower	NCI	Total
Stockholders' equity beginning balance	$197,495	$9,224	$206,719	$43,151	$56,627	$99,778
Net income	21,694	213	21,907	48,970	1,162	50,132
Other comprehensive income / (loss):	-	-	-	-	-	-
Foreign currency translation adjustments	6,566	(222)	6,344	(20,652)	(1,519)	(22,171)
Total comprehensive income / (loss)	28,260	(9)	28,251	28,318	(357)	27,961
Vesting of RSUs	1	-	1	6	-	6
Treasury stock	(18,533)	-	(18,533)	(6,551)	-	(6,551)
Share based compensation expense	1,545	-	1,545	1,814	-	1,814
Proceeds from stock options exercised	68	-	68	160	-	160
Dividend paid	(6,334)	-	(6,334)	-	-	-
Noncontrolling interest sold	-	-	-	-	-	-
Noncontrolling interest dividends - Wuhu	-	(2,164)	(2,164)	-	-	-
Stockholders' equity ending balance	$202,502	$7,051	$209,553	$66,898	$56,270	$123,168

On June 17, 2016, the Company announced its Board of Directors’ authorization to repurchase up to $100 million of the Company’s issued and outstanding common stock from time to time in the open market, or in privately negotiated transactions (the “Repurchase Program”). As of September 30, 2016, 785,624 shares have been purchased for $17.9 million under the Repurchase Program.

The following table presents the components of accumulated other comprehensive loss (in thousands):

	As of September 30, 2016	As of December 31, 2015	Change
Foreign currency translation adjustments, net of tax of $5.5 million and $7.8 million	$(33,924)	$(40,490)	$6,566
Defined benefit plans, net of tax of $13.5 million and $13.5 million	(40,002)	(40,002)	-
Accumulated other comprehensive loss	$(73,926)	$(80,492)	$6,566

The following table presents the changes in accumulated other comprehensive loss by component (in thousands) for the three months ended September 30, 2016:

		Foreign Currency
	Defined Benefit	Translation
	Plan, Net of Tax	Adjustments	Total
Balance at June 30, 2016	$(40,002)	$(33,853)	$(73,855)
Other comprehensive income before reclassification	-	(71)	(71)
Net current-period other comprehensive income	-	(71)	(71)
Balance at September 30, 2016	$(40,002)	$(33,924)	$(73,926)

The following table presents the changes in accumulated other comprehensive loss by component (in thousands) for the three months ended September 30, 2015:

		Foreign Currency
	Defined Benefit	Translation
	Plan, Net of Tax	Adjustments	Total
Balance at June 30, 2015	$(39,690)	$(16,364)	$(56,054)
Other comprehensive loss before reclassification	-	(11,512)	(11,512)
Net current-period other comprehensive loss	-	(11,512)	(11,512)
Balance at September 30, 2015	$(39,690)	$(27,876)	$(67,566)

The following table presents the changes in accumulated other comprehensive loss by component (in thousands) for the nine months ended September 30, 2016:

		Foreign Currency
	Defined Benefit	Translation
	Plan, Net of Tax	Adjustments	Total
Balance at December 31, 2015	$(40,002)	$(40,490)	$(80,492)
Other comprehensive income before reclassification	-	6,566	6,566
Net current-period other comprehensive income	-	6,566	6,566
Balance at September 30, 2016	$(40,002)	$(33,924)	$(73,926)

The following table presents the changes in accumulated other comprehensive loss by component (in thousands) for the nine months ended September 30, 2015:

		Foreign Currency
	Defined Benefit	Translation
	Plan, Net of Tax	Adjustments	Total
Balance at December 31, 2014	$(39,690)	$(7,224)	$(46,914)
Other comprehensive loss before reclassification	-	(20,652)	(20,652)
Net current-period other comprehensive loss	-	(20,652)	(20,652)
Balance at September 30, 2015	$(39,690)	$(27,876)	$(67,566)

The Company did not reclassify any material items out of accumulated other comprehensive loss during the nine months ended September 30, 2016 or September 30, 2015, respectively.

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

The Company included the effects of all dilutive shares for the three and nine months ended September 30, 2016 and September 30, 2015.

A summary of the information used to compute basic and diluted net income per share attributable to Tower International, Inc. is shown below (in thousands – except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Income from continuing operations	$17,908	$13,626	$41,906	$48,572
Income / (loss) from discontinued operations, net of tax	367	3,246	(19,999)	1,560
Net income	18,275	16,872	21,907	50,132
Less: Net income attributable to the noncontrolling interests	118	589	213	1,162
Net income attributable to Tower International, Inc.	$18,157	$16,283	$21,694	$48,970

Basic income / (loss) per share:
Continuing operations	$0.85	$0.62	$1.98	$2.25
Discontinued operations	0.02	0.15	(0.95)	0.07
Net income attributable to Tower International, Inc.	0.87	0.77	1.03	2.32
Basic weighted average shares outstanding	20,830,203	21,107,477	21,039,305	21,087,691

Diluted income / (loss) per share:
Continuing operations	$0.84	$0.61	$1.95	$2.22
Discontinued operations	0.02	0.15	(0.93)	0.07
Net income attributable to Tower International, Inc.	0.86	0.76	1.02	2.29
Diluted weighted average shares outstanding	21,182,149	21,422,859	21,372,875	21,395,797

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

At September 30, 2016, 876,111 shares were available for future grants of options and other types of awards under the Plan.

The following table summarizes the Company’s award activity during the nine months ended September 30, 2016:

	Options		Restricted Stock Units
		Weighted		Weighted
		Average		Average Grant
Outstanding at:	Shares	Exercise Price	Shares	Date Fair Value
December 31, 2015	500,138	$12.17	187,498	$23.59
Granted	-	-	101,810	23.26
Options exercised or RSUs issued	(5,701)	11.95	(77,310)	19.88
Forfeited	-	-	(2,142)	25.17
September 30, 2016	494,437	$12.17	209,856	$24.78

Stock Options

The exercise price of each stock option equals the market price of the Company’s common stock on the grant date. Compensation expense is recorded at the grant date fair value and is recognized on a straight-line basis over the applicable vesting periods. The Company’s stock options generally vest over three years, with a maximum term of ten years.

The Company calculates the weighted average grant date fair value of each option granted using a Black-Scholes valuation model. During the three and nine months ended September 30, 2016, the Company did not recognize any expense relating to the options. During the three and nine months ended September 30, 2015, the Company recognized expense relating to the options of $0 million and $0.2 million, respectively. The Company did not recognize any tax benefit related to the compensation expense during any of the periods presented. As of March 31, 2015, all of the expense associated with these stock options had been fully recognized.

As of September 30, 2016, the Company had an aggregate of 494,437 stock options that had been granted, but had not yet been exercised. As of September 30, 2016, the remaining average contractual life for these options is approximately 5 years. During the nine months ended September 30, 2016, 5,701 options were exercised, which had an aggregate intrinsic value of $0.1 million. As of September 30, 2016, 494,437 stock options were exercisable, which had an aggregate intrinsic value of $5.9 million. During the nine months ended September 30, 2016, no stock options were granted, forfeited, or expired.

Restricted Stock Units (“RSUs”)

The grant date fair value of each RSU equals the market price of the Company’s common stock on its date of grant. Compensation expense is recorded at the grant date fair value, less an estimated forfeiture amount, and is recognized on a straight-line basis over the applicable vesting periods. The Company’s RSUs generally vest over a three year period.

During the three and nine months ended September 30, 2016, the Company recognized expense relating to the RSUs of $0.5 million and $1.5 million, respectively. During the three and nine months ended September 30, 2015, the Company recognized expense relating to the RSUs of $0.5 million and $1.8 million, respectively. The Company did not recognize any tax benefit related to this compensation expense. As of September 30, 2016, the Company had $2.7 million of unrecognized compensation expense associated with these RSUs, which will be amortized on a straight-line basis over the next 17 months, on a weighted average basis.

As of September 30, 2016, the Company had an aggregate of 209,856 RSUs that had been granted, but had not yet vested. During the nine months ended September 30, 2016, 101,810 RSUs were granted and 2,142 RSUs were forfeited or expired.

During the first nine months of 2016, a total of 103,117 RSUs vested, resulting in the issuance of 77,310 shares. The fair value of these shares was $1.8 million. After offsets for withholding taxes, a total of 50,897 shares of common stock were issued. This total is net of shares repurchased to provide payment for certain individuals’ minimum statutory withholding tax. The Company paid $0.6 million to acquire 26,413 vested shares to cover the minimum statutory withholding taxes.

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

This stock appreciation bonus falls under the scope of FASB ASC No. 718, Compensation – Stock Compensation , because it is a share-based payment transaction in which the Company acquires Mr. Malcolm’s services by incurring a liability to Mr. Malcolm and because the amount of the award is based upon the price of the Company’s common stock. The Company utilizes the assistance of a third party valuation firm to perform a valuation of the award which is used to adjust the current and future expense based on changes in the fair value of the obligation, accordingly.

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

During the three and nine months ended September 30, 2016, the Company recorded expense of $0.6 million and $0.7 million related to these awards, respectively. In June of 2016, the Company recorded a $1.4 million adjustment with respect to the fair value of the stock appreciation bonus. As a result of this adjustment, the Company recorded $0.7 million of income in the second quarter of 2016 related to these awards. During the three and nine months ended September 30, 2015, the Company recorded an expense related to these awards of $0.9 million and $2.8 million, respectively.

At September 30, 2016, the Company had a liability of $5.4 million related to these awards. This liability is presented in the Condensed Consolidated Balance Sheets as other current liabilities.

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

2013, 2014, and 2015 Awards

One half of the awards granted on March 5, 2013, March 6, 2014, and March 6, 2015 will be based upon the Company's Adjusted EPS Growth Rate, which is defined as the Company’s cumulative Adjusted EPS for the performance period of the awards, stated in terms of a percentage growth rate. The Company's EPS will be adjusted to exclude the effect of unusual, and/or nonrecurring items and then will be divided by the number of fiscal years in the specified period, stated in terms of a percentage growth rate. The other half of the awards will be based upon the Company's percentile ranking of total shareholder return, compared to a peer group of companies, for the performance period.

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

The performance period of the awards granted on March 4, 2016 is January 1, 2016 through December 31, 2018.

 During the three and nine months ended September 30, 2016, the Company recorded expense related to all performance awards of $1.7 million and $5.3 million, respectively. During the three and nine months ended September 30, 2015, the Company recorded expense related to all performance awards of $1.1 million and $3.2 million, respectively. At September 30, 2016, the Company had a liability of $9.2 million related to these awards, of which $6.7 million is payable in March 2017 and is presented as other current liabilities in the Condensed Consolidated Balance Sheet, while the remaining $2.5 million is presented as other non-current liabilities in the Condensed Consolidated Balance Sheet.

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

The following is a summary of select data for each of the Company’s reportable segments (in thousands):

	Europe	North America	Total
Three Months Ended September 30, 2016:
Revenues	$147,964	$309,078	$457,042
Adjusted EBITDA	12,084	38,039	50,123
Capital Expenditures	10,512	(4,704)	5,808
Total Assets (a)	479,381	767,353	1,246,734

Three Months Ended September 30, 2015:
Revenues	$154,900	$287,290	$442,190
Adjusted EBITDA	12,983	30,847	43,830
Capital Expenditures	6,328	24,412	30,740

Nine Months Ended September 30, 2016:
Revenues	$484,064	$967,303	$1,451,367
Adjusted EBITDA	37,307	108,170	145,477
Capital Expenditures	24,559	44,605	69,164

Nine Months Ended September 30, 2015:
Revenues	$496,001	$845,180	$1,341,181
Adjusted EBITDA	41,194	101,249	142,443
Capital Expenditures	15,347	50,379	65,726

(a)As of September 30, 2016, total assets include assets held for sale

Inter-segment sales are not significant for any period presented. Capital expenditures do not equal cash disbursed for purchases of property, plant, and equipment, as presented in the accompanying Condensed Consolidated Statements of Cash Flows, as capital expenditures above include amounts paid and accrued during the periods presented.

The following is a reconciliation of Adjusted EBITDA to income before provision for income taxes, and income / (loss) from discontinued operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Adjusted EBITDA	$50,123	$43,830	$145,477	$142,443
Restructuring and asset impairment charges, net	(1,196)	(784)	(2,782)	(6,984)
Depreciation and amortization	(17,900)	(18,381)	(53,383)	(54,227)
Acquisition costs and other	(47)	(436)	(318)	(675)
Long-term compensation expense	(3,275)	(2,870)	(8,778)	(8,870)
Interest expense, net	(5,558)	(6,277)	(18,059)	(17,828)
Other expense	0	-	(6,481)	-
Income before provision for income taxes
and income / (loss) from discontinued operations	$22,147	$15,082	$55,676	$53,859

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

At September 30, 2016, the carrying value and estimated fair value of the Company’s total debt was $440.1 million and $441.5 million, respectively. At December 31, 2015, the carrying value and estimated fair value of the Company’s total debt was $446.6 million and $430.2 million, respectively. The majority of the Company’s debt at September 30, 2016 and December 31, 2015 was comprised of the Term Loan Credit Facility, which can be traded between financial institutions. Accordingly, this debt has been classified as Level 2. The fair value was determined based upon quoted values. The remainder of the Company’s debt, primarily consisting of foreign subsidiary indebtedness, is asset-backed and is classified as Level 3. As this debt carries variable rates and minimal credit risk, the book values approximate the fair values.

The Company has foreign currency exchange hedges and an interest rate swap that were measured at fair value on a recurring basis at September 30, 2016 and December 31, 2015. These instruments are recorded in other assets, net or other non-current liabilities in the Company’s Condensed Consolidated Balance Sheets and the fair value is measured using Level 2 observable inputs such as foreign currency exchange rates, swap rates, cross currency basis swap spreads and interest rate spreads. At September 30, 2016, the foreign currency exchange hedge (net investment hedge of the Company’s European subsidiaries) and the interest rate swap (not designated for hedge accounting) had liability fair values of $15.3 million and $5.3 million, respectively.

The following table provides each major category of assets and liabilities measured at fair value on a nonrecurring basis during the nine months ended September 30, 2016 (in millions):

	Quoted prices in active	Significant other	Significant
	markets for identical	observable	unobservable
	assets	inputs	inputs
	Level 1	Level 2	Level 3	Total gains / (losses)
Long-lived assets held for sale	Not applicable	Not applicable	$4.6	$(3.1)
Long-lived assets held for sale	Not applicable	Not applicable	18.6	(15.0)

In accordance with FASB ASC No. 360, Property, Plant, & Equipment, the long-lived assets held for sale related to the Ningbo joint venture in China, with a carrying amount of $7.7 million were written down to their fair value of $4.6 million, resulting in a loss of $3.1 million, which was included in the Company’s Condensed Consolidated Statement of Operations for the nine months ended September 30, 2016 as loss on discontinued operations, net. The fair value of the assets was determined based upon consideration of the negotiated sales price in the sales agreement.

 In accordance with FASB ASC No. 360, Property, Plant, & Equipment, the long-lived assets held for sale related to the Company’s remaining Brazilian operations, with a carrying amount of $33.6 million were written down to their fair value of $18.6 million, resulting in a loss of $15 million, which was included in the Company’s Condensed Consolidated Statement of Operations for the nine months ended September 30, 2016 as loss on discontinued operations, net. This fair value adjustment of $15 million reflects that upon the sale of the Brazil operations, the cumulative translation adjustment will need to be reclassified to earnings.

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate fair value because of the short maturity of these instruments.

Note 17. Commitments and Contingencies

Operating Leases

The Company leases office space, manufacturing space, and certain equipment under non-cancellable lease agreements, which require the Company to pay maintenance, insurance, taxes, and other expenses, in addition to rental payments. The Company has entered into leasing commitments with lease terms expiring between the years 2018 and 2026. The Company has options to extend the terms of certain leases in future periods. The properties covered under these leases include manufacturing and office equipment and facilities. Rent expense for all operating leases totaled $5.6 million and $17.6 million during the three and nine months ended September 30, 2016, respectively.  Rent expense for all operating leases totaled $6.5 million and $18.8 million during the three and nine months ended September 30, 2015, respectively.

Future minimum operating lease payments at September 30, 2016 are as follows (in thousands):

Year	Operating Leases
2016	$ 7,041
2017	27,206
2018	26,940
2019	22,935
2020	16,969
Thereafter	30,378
Total future lease payments	$ 131,469

Environmental Matters

The Company owns properties which have been affected by environmental releases. The Company is actively involved in investigation and/or remediation at several of these locations.

Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. The established liability for environmental matters is based upon management’s best estimates, on an undiscounted basis, of expected investigation/ remediation costs related to environmental contamination. It is possible that actual costs associated with these matters will exceed the environmental reserves established by the Company. Inherent uncertainties exist in the estimates, primarily due to unknown environmental conditions, changing governmental regulations, and legal standards regarding liability and evolving technologies for handling site remediation and restoration. At September 30, 2016 and December 31, 2015, the Company had $1.4 million accrued for environmental matters.

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

Note 18.  Subsequent Events

During October 2016 the Company entered into agreements in principal to sell its two remaining joint ventures in China:  Tower Automotive (Wuhu) Company, Ltd. and Tower (Ningbo) DIT Automotive Products Co., Ltd.    The sale agreements provided for purchase of the Company’s equity in the joint ventures for approximately $25 million, net of tax. Both agreements are subject to Chinese government approval.  Proceeds from these sales are expected to be received during 2017.  No material gain or loss on sale is expected to be recorded except for the impairment loss of $3.1 million recorded in period ended June 30, 2016 related to Ningbo.

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

Recent Trends

Production Volumes

During the third quarter of 2016, industry production volumes increased from 2015 in North America and decreased in Europe. According to IHS, full year industry production is projected to increase in 2016 in Europe and North America.

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

Results of Operations—Three Months Ended September 30, 2016 Compared with the Three Months Ended September 30, 2015

The following table presents production volumes in specified regions, according to the IHS October 2016 issue, for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 (in millions of units produced):

	Europe	North America
Three Months Ended September 30, 2016	4.7	4.4
Three Months Ended September 30, 2015	4.8	4.4
Increase / (Decrease)	(0.1)	0.0
Percentage change	(2%)	2%

The following table presents select financial information for the three months ended September 30, 2016 and 2015 (in millions):

	Europe		North America		Consolidated
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2016	2015	2016	2015	2016	2015

Revenues	$148.0	$154.9	$309.1	$287.3	$457.1	$442.2
Cost of sales	132.1	138.6	264.7	250.4	396.8	389.0
Gross profit	15.9	16.3	44.4	36.9	60.3	53.2
Selling, general, and administrative expenses	9.1	9.6	22.1	21.3	31.2	30.9
Amortization expense	-	-	0.1	0.2	0.1	0.2
Restructuring and asset impairment charges, net	-	0.1	1.2	0.7	1.2	0.8
Operating income	$6.8	$6.6	$21.0	$14.7	27.7	21.3
Interest expense, net					5.6	6.2
Provision for income taxes					4.2	1.5
Income from discontinued operations, net of tax					0.4	3.2
Noncontrolling interest, net of taxes					0.1	0.6
Net income attributable to Tower International, Inc.					$18.2	$16.3

Comparison of Periods – GAAP Analysis of Consolidated Results

Revenues

Total revenues increased during the three months ended September 30, 2016 by $14.9 million, or 3.4%, from the three months ended September 30, 2015, reflecting higher volume ($19.8 million) and favorable foreign exchange ($0.9 million), offset partially by unfavorable pricing ($5.8 million).

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

Total gross profit increased by $7.1 million, or 13.3%, from the three months ended September 30, 2015 to the three months ended September 30, 2016 and our gross profit margin increased from 12.0% during the 2015 period to 13.2% during the 2016 period. The increase in total gross profit reflects higher volume ($4.3 million), substantially offset by unfavorable product mix ($2.5 million) and unfavorable foreign exchange ($1.7 million), excluding the impact on depreciation. All other factors were net favorable ($7 million). Cost of sales was positively impacted by favorable efficiencies ($9.6 million) offset partially by unfavorable pricing and economics ($1.6 million) and unfavorable launch ($1.1 million).

Interest Expense, net

Interest expense, net, decreased $0.6 million, or 9.7%, from the three months ended September 30, 2015, reflecting primarily lower interest expense on our Term Loan principally due to a reduction in the principal balance offset partially by higher mark-to-market losses on our derivative financial instruments.

Provision for Income Taxes

Income tax expense from continued operations increased $2.7 million from the three months ended September 30, 2015. The primary reason for the increase in three month tax expense is attributable to not having to record deferred income tax expense on U.S. profits in 2015 due to the valuation allowance. In the third quarter of 2016, we recorded $3.1 million of deferred income tax expense on U.S. profits.

In the fourth quarter of 2015, we released the valuation allowance on the most of our U.S. deferred tax assets, since we concluded it was more likely than not we would be able to fully utilize these deferred tax assets in the future. In 2016, we will begin recording tax expense - primarily deferred tax expense - on our U.S. profits as we utilize our deferred tax assets to reduce our cash tax liability.  We expect to utilize U.S. tax attributes such as net operating loss carryforwards and research credits to eliminate our U.S. cash tax liability on U.S. profits except for an immaterial amount for alternative minimum tax and some state taxes until 2020.

Income from Discontinued Operations

During the second quarter of 2016, the Company’s Board of Directors approved a plan to sell the Company’s remaining business operations in Brazil and China. At September 30, 2016, all of the Brazilian and Chinese business operations are considered held for sale in accordance with FASB ASC No. 360, Property, Plant, and Equipment, and presented as discontinued operations in the Condensed Consolidated Financial Statements, in accordance with FASB ASC No. 205, Discontinued Operations  .

The Company recorded income from discontinued operations, net of tax, of $0.4 million during the three months ended September 30, 2016, as compared with income of $3.2 million for the three months ended September 30, 2015.

For the three months ended September 30, 2015, the discontinued operations included results from two of our China joint ventures and an operation in Brazil that were sold in the fourth quarter of 2015.

Comparison of Periods—Non-GAAP Analysis of Adjusted EBITDA

A reconciliation of Adjusted EBITDA to net income attributable to Tower International, Inc. for the periods presented is set forth below (in millions):

	Europe		North America		Consolidated
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2016	2015	2016	2015	2016	2015

Adjusted EBITDA	$12.1	$13.0	$38.0	$30.8	$50.1	$43.8
Intercompany charges	2.4	0.6	(2.4)	(0.6)	-	-
Restructuring and asset impairments	-	(0.1)	(1.2)	(0.7)	(1.2)	(0.8)
Depreciation and amortization	(7.0)	(6.6)	(10.9)	(11.8)	(17.9)	(18.4)
Acquisition costs and other	-	(0.3)	0.1	(0.1)	0.1	(0.4)
Long-term compensation (a)	(0.7)	-	(2.6)	(2.9)	(3.3)	(2.9)
Operating income	$6.8	$6.6	$21.0	$14.7	27.7	21.3
Interest expense, net					(5.6)	(6.2)
Provision for income taxes					(4.2)	(1.5)
Income from discontinued operations, net of tax					0.4	3.2
Noncontrolling interest, net of taxes					(0.1)	(0.6)
Net income attributable to Tower International, Inc.					$18.2	$16.3

(a) Represents the compensation expense related to stock options, restricted stock units, accruals from one-time CEO compensation awards, and certain compensation programs intended to benefit our long-term success and growth. The compensation charges are incurred during the applicable vesting periods of each program.

The following table presents revenues (a GAAP measure) and Adjusted EBITDA (a non-GAAP measure) for the three months ended September 30, 2016 and 2015 (in millions), as well as an explanation of variances:

	Europe		North America		Consolidated
		Adjusted		Adjusted		Adjusted
	Revenues	EBITDA(b)	Revenues	EBITDA(b)	Revenues	EBITDA(b)
Three Months Ended September 30, 2016 results	$148.0	$12.1	$309.1	$38.0	$457.1	$50.1
Three Months Ended September 30, 2015 results	154.9	13.0	287.3	30.8	442.2	43.8
Variance	$(6.9)	$(0.9)	$21.8	$7.2	$14.9	$6.3
Variance attributable to:
Volume and mix	$(2.7)	$(2.9)	$22.5	$4.7	$19.8	$1.8
Foreign exchange	0.9	0.2	-	(0.2)	0.9	-
Pricing and economics	(5.1)	(2.5)	(0.7)	1.1	(5.8)	(1.4)
Efficiencies	-	3.6	-	6.0	-	9.6
Selling, general, and administrative
expenses and other items (c )	-	0.7	-	(4.4)	-	(3.7)
Total	$(6.9)	$(0.9)	$21.8	$7.2	$14.9	$6.3

(b)We have presented a reconciliation of Adjusted EBITDA to net income / (loss) attributable to Tower International, Inc, above.

(c)When we refer to “selling, general, and administrative expenses and other items”, the “other items” refer to (i) savings which we generate after implementing restructuring actions, (ii) the costs associated with launching new products, and (iii) one-time items which may include reimbursement of costs.

Adjusted EBITDA

When we analyze Adjusted EBITDA, we separately categorize external factors—volume, product mix, and foreign exchange—and all other factors which impact Adjusted EBITDA, which we refer to as “other factors.”

Consolidated Company: Consolidated Adjusted EBITDA increased by $6.3 million, or 14.4%, from the three months ended September 30, 2015, reflecting higher volume ($4.3 million), which was offset partially by unfavorable product mix ($2.5 million). All other factors were net favorable ($4.5 million).  Favorable efficiencies ($9.6 million) were offset partially by unfavorable pricing and economics ($1.4 million) and unfavorable SG&A expenses and other items ($3.7 million).

Europe Segment: In our Europe segment, Adjusted EBITDA decreased by $0.9 million, or 6.9%, from the three months ended September 30, 2015, reflecting unfavorable product mix ($2.2 million) and lower volume ($0.7 million), offset partially by favorable foreign exchange ($0.2 million). All other factors were net favorable ($1.8 million). Favorable efficiencies ($3.6 million) and favorable SG&A expenses and other items ($0.7 million) were offset partially by unfavorable pricing and economics ($2.5 million), principally product pricing and labor costs.

North America Segment: In our North America segment, Adjusted EBITDA increased by $7.2 million, or 23.4%, from the three months ended September 30, 2015 reflecting higher volume ($5.0 million), which was offset partially by unfavorable product mix ($0.3 million) and unfavorable foreign exchange ($0.2 million). All other factors were net favorable ($2.7 million). Favorable efficiencies ($6.0 million) and favorable pricing and economics ($1.1 million) were offset partially by unfavorable SG&A expenses and other items ($4.4 million), reflecting higher launch and higher overall compensation costs, primarily related to increased engineering.

Results of Operations—Nine months Ended September 30, 2016 Compared with the Nine months Ended September 30, 2015

The following table presents production volumes in specified regions, according to the IHS October 2016 issue, for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 (in millions of units produced):

	Europe	North America
Nine Months Ended September 30, 2016	16.1	13.5
Nine Months Ended September 30, 2015	15.6	13.2
Increase / (Decrease)	0.5	0.3
Percentage change	3%	2%

According to IHS, full year 2016 vehicle production is expected to increase when compared to 2015 in North America by 2% and Europe by 2%.

 The following table presents select financial information for the nine months ended September 30, 2016 and 2015 (in millions):

	Europe		North America		Consolidated
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015	2016	2015

Revenues	$484.1	$496.0	$967.3	$845.2	$1,451.4	$1,341.2
Cost of sales	434.6	443.6	837.3	728.1	1,271.9	1,171.7
Gross profit	49.5	52.4	130.0	117.1	179.5	169.5
Selling, general, and administrative expenses	29.1	28.4	67.0	62.2	96.1	90.6
Amortization expense	-	-	0.3	0.2	0.3	0.2
Restructuring and asset impairment charges, net	0.1	0.2	2.7	6.8	2.8	7.0
Operating income	$20.3	$23.8	$60.0	$47.9	80.2	71.7
Interest expense, net					18.1	17.8
Other expense					6.5	-
Provision for income taxes					13.8	5.3
Income / (loss) from discontinued operations, net of tax					(20.0)	1.6
Noncontrolling interest, net of taxes					0.2	1.2
Net income attributable to Tower International, Inc.					$21.7	$49.0

Comparison of Periods – GAAP Analysis of Consolidated Results

Revenues

Total revenues increased during the nine months ended September 30, 2016 by $110.2 million, or 8.2%, from the nine months ended September 30, 2015 reflecting higher volume ($127.7 million) and favorable foreign exchange ($1.3 million), offset partially by unfavorable pricing ($18.8 million).

Gross Profit

Total gross profit increased by $10.0 million, or 5.9%, from the nine months ended September 30, 2015 to the nine months ended September 30, 2016 and our gross profit margin decreased from 12.6% during the 2015 period to 12.4% during the 2016 period. The increase in total gross profit reflects higher volume ($21.5 million) and favorable foreign exchange ($0.5 million), excluding the impact on depreciation, offset partially by unfavorable product mix ($6.6 million). All other factors were net unfavorable ($5.4 million). Cost of sales was positively impacted by favorable efficiencies ($21.1 million) which were offset by unfavorable pricing and economics ($18.8 million) and unfavorable launch ($7.6 million).

Selling, General, and Administrative Expenses

Total SG&A increased $5.5 million, or 6.1%, from the nine months ended September 30, 2015, reflecting higher incentive compensation costs and higher overall compensation costs, primarily related to increased engineering in North America.

Interest Expense, net

Interest expense, net, increased $0.3 million, or 1.7%, from the nine months ended September 30, 2015, reflecting primarily higher mark-to-market losses on our derivative financial instruments, offset partially by lower interest expense on our Term Loan.

Other Expense

Other expense increased $6.5 million from the nine months ended September 30, 2015, reflecting costs incurred during the nine months ended September 30, 2016 to support the potential sale of Tower Europe, which is no longer being considered.

Provision for Income Taxes

Income tax expense increased $8.5 million from the nine months ended September 30, 2015.  The primary reason for the increase in nine month tax expense is attributable to not having to record deferred income tax expense on U.S. profits in 2015 due to the valuation allowance.  In the first nine months of 2016, we recorded $9 million of deferred income tax expense on U.S. profits.

In the fourth quarter of 2015, we released the valuation allowance on the most of our U.S. deferred tax assets, since we concluded it was more likely than not we would be able to fully utilize these deferred tax assets in the future.  In 2016, we are recording tax expense - primarily deferred tax expense - on our U.S. profits as we utilize our deferred tax assets to reduce our cash tax liability.  We expect to utilize U.S. tax attributes such as net operating loss carryforwards and research credits to eliminate our U.S. cash tax liability on U.S. profits except for an immaterial amount for alternative minimum tax and some state taxes until 2020.

Income / (Loss) from Discontinued Operations

As noted above, during the second quarter of 2016, the Company’s Board of Directors approved a plan to sell the Company’s remaining business operations in Brazil and China. At September 30, 2016, all of the Brazilian and Chinese business operations are considered held for sale.

The Company recorded a loss from discontinued operations, net of tax, of $20.0 million during the nine months ended September 30, 2016, as compared with income of $1.6 million for the nine months ended September 30, 2015.

During the second quarter of 2016, the Company recorded a fair value adjustment of $18.1 million related to the planned sale of the Company’s remaining Brazil and China operations. Of that amount, $15 million represents the cumulative translation adjustment related to Brazil and $3.1 million reflects a fair value adjustment to the Ningbo joint venture in China.

For the nine months ended September 30, 2015, the discontinued operations included results from two of our China joint ventures and an operation in Brazil that were sold in the fourth quarter of 2015.

Comparison of Periods—Non-GAAP Analysis of Adjusted EBITDA

A reconciliation of Adjusted EBITDA to net income attributable to Tower International, Inc. for the periods presented is set forth below (in millions):

	Europe		North America		Consolidated
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015	2016	2015

Adjusted EBITDA	$37.3	$41.2	$108.2	$101.2	$145.5	$142.4
Intercompany charges	5.4	2.9	(5.4)	(2.9)	-	-
Restructuring and asset impairment charges, net	(0.1)	(0.2)	(2.7)	(6.8)	(2.8)	(7.0)
Depreciation and amortization	(20.8)	(19.8)	(32.6)	(34.4)	(53.4)	(54.2)
Acquisition costs and other	(0.3)	(0.3)	-	(0.3)	(0.3)	(0.6)
Long-term compensation (a)	(1.2)	-	(7.5)	(8.9)	(8.7)	(8.9)
Operating income	$20.3	$23.8	$60.0	$47.9	80.2	71.7
Interest expense, net					(18.1)	(17.8)
Other expense (b)					(6.5)	-
Provision for income taxes					(13.8)	(5.3)
Income / (loss) from discontinued operations, net of tax					(20.0)	1.6
Noncontrolling interest, net of taxes					(0.2)	(1.2)
Net income attributable to Tower International, Inc.					$21.7	$49.0

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

The following table presents revenues (a GAAP measure) and Adjusted EBITDA (a non-GAAP measure) for the nine months ended September 30, 2016 and 2015 (in millions), as well as an explanation of variances:

	Europe		North America		Consolidated
		Adjusted		Adjusted		Adjusted
	Revenues	EBITDA(c)	Revenues	EBITDA(c)	Revenues	EBITDA(c)
Nine Months Ended September 30, 2016 results	$484.1	$37.3	$967.3	$108.2	$1,451.4	$145.5
Nine Months Ended September 30, 2015 results	496.0	41.2	845.2	101.2	1,341.2	142.4
Variance	$(11.9)	$(3.9)	$122.1	$7.0	$110.2	$3.1
Variance attributable to:
Volume and mix	$(3.3)	$(4.6)	$131.0	$19.5	$127.7	$14.9
Foreign exchange	1.3	0.4	-	-	1.3	0.4
Pricing and economics	(9.9)	(9.4)	(8.9)	(9.4)	(18.8)	(18.8)
Efficiencies	-	9.9	-	11.2	-	21.1
Selling, general, and administrative
expenses and other items (c )	-	(0.2)	-	(14.3)	-	(14.5)
Total	$(11.9)	$(3.9)	$122.1	$7.0	$110.2	$3.1

(c)We have presented a reconciliation of Adjusted EBITDA to net income / (loss) attributable to Tower International, Inc. above.

(d)When we refer to “selling, general, and administrative expenses and other items”, the “other items” refer to (i) savings which we generate after implementing restructuring actions, (ii) the costs associated with launching new products, and (iii) one-time items which may include reimbursement of costs.

Adjusted EBITDA

When we analyze Adjusted EBITDA, we separately categorize external factors—volume, product mix, and foreign exchange—and all other factors which impact Adjusted EBITDA, which we refer to as “other factors.”

Consolidated Company: Consolidated Adjusted EBITDA increased by $3.1 million, or 2.2%, from the nine months ended September 30, 2015, reflecting higher volume ($21.5 million) and favorable foreign exchange ($0.4 million), which were offset partially by unfavorable product mix ($6.6 million). All other factors were net unfavorable ($12.2 million). Unfavorable pricing and economics ($18.8 million) and unfavorable SG&A expenses and other items ($14.5 million) were partially offset by favorable efficiencies ($21.1 million).

Europe Segment: In our Europe segment, Adjusted EBITDA decreased by $3.9 million, or 9.5%, from the nine months ended September 30, 2015, reflecting lower volume ($1.8 million) and unfavorable product mix ($2.8 million), which were offset partially by favorable foreign exchange ($0.4 million). All other factors were net favorable ($.3 million). Favorable efficiencies ($9.9 million) were offset partially by  unfavorable pricing and economics ($9.4 million), principally product pricing and labor costs, and unfavorable SG&A expenses and other items ($0.2 million).

North America Segment: In our North America segment, Adjusted EBITDA increased by $7.0 million, or 6.9%, from the nine months ended September 30, 2015, reflecting higher volume ($23.3 million), which was offset partially by unfavorable product mix ($3.8 million). All other factors were net unfavorable ($12.5 million). Unfavorable pricing and economics ($9.4 million) and unfavorable SG&A expenses and other items ($14.3 million), reflecting primarily higher launch costs and higher overall compensation costs, primarily related to increased engineering, were offset partially by favorable efficiencies ($11.2 million).

Restructuring

The following table sets forth our net restructuring and asset impairment charges by type for the periods presented (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Employee termination costs	$0.4	$0.1	$0.5	$0.3
Other exit costs	0.8	0.6	2.3	2.0
Asset impairment charges	-	-	-	4.6
Total restructuring charges, net	$1.2	$0.7	$2.8	$6.9

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

The charges incurred in our North America segment during the three and nine months ended September 30, 2016 related to ongoing maintenance expense of facilities closed as a result of prior actions and severance charges to reduce fixed costs. The charges incurred in our Europe segment for the three and nine months ended September 30, 2016 related to severance charges in Europe to reduce fixed costs.

We expect to continue to incur additional restructuring expense in 2016 related primarily to previously announced restructuring actions; however, we do not anticipate any additional expense that will be significant, with respect to previously announced actions. We may engage in new actions if business conditions warrant further actions.

Liquidity and Capital Resources

General

We generally expect to fund expenditures for operations, administrative expenses, capital expenditures, dividend payments, and debt service obligations with internally generated funds from operations and we generally expect to satisfy working capital needs from time-to-time with borrowings under our revolving credit facility or cash on hand. As of September 30, 2016, we had available liquidity of approximately $237.7 million, which we believe is adequate to fund our working capital requirements for at least the next twelve months. We believe that we will be able to meet our debt service obligations and fund operating requirements for at least the next twelve months with cash flow from operations, cash on hand, potential operating lease arrangements, and borrowings under our revolving credit facility.

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

Cash Flows and Working Capital

The following table shows the components of our cash flows from continuing operations for the periods presented (in millions):

	Nine Months Ended September 30,
	2016	2015
Net cash provided by / (used in):
Operating activities	$32.4	$38.5
Investing activities	(73.5)	(68.2)
Financing activities	(33.7)	(0.9)

Net Cash Provided by Operating Activities

Net cash generated from operating activities was $32.4 million during the nine months ended September 30, 2016, compared to $38.5 million during the nine months ended September 30, 2015. The primary reason for this decrease was the unfavorable fluctuation in working capital items.

Net Cash Used in Investing Activities

Net cash utilized in investing activities was $73.5 million during the nine months ended September 30, 2016, compared to $68.2 million during the nine months ended September 30, 2015. The $5.3 million increase in cash utilized was attributable primarily to increased capital expenditures related to the timing of program launches.

Net Cash Provided by / (Used in) Financing Activities

Net cash utilized in financing activities was $33.7 million during the nine months ended September 30, 2016, compared to $0.9 million during the nine months ended September 30, 2015. This $32.8 million increase in cash utilized was attributable primarily to the repayment of $50 million on the Term Loan Credit Facility during the first quarter of 2016 and dividend payments during the first, second, and third quarters of 2016, offset partially by higher borrowings on the revolver.

Working Capital

We manage our working capital by monitoring key metrics principally associated with inventory, accounts receivable, and accounts payable. Our quarterly average inventory days on hand increased to 16.7 days during the third quarter of 2016 from 14.3 days during the second quarter of 2016. Our inventory levels increased from $66.6 million at December 31, 2015 to $77.4 million at September 30, 2016, primarily due to the ramp up of production on recently awarded business.

Our accounts receivable balance increased from $223.7 million as of December 31, 2015 to $242.3 million as of September 30, 2016. The increase reflects the timing of customer payments consistent with normal seasonality.

Our accounts payable balance increased from $268 million as of December 31, 2015 to $292.2 million as of September 30, 2016. The change reflects primarily the increase of trade accounts payable, reflecting primarily the matching of terms with our customers and vendors.

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

On September 30, 2016 and December 31, 2015 we had working capital balances of $115.7 million and $151.7 million, respectively. This decrease is related primarily to our using cash on hand to make a $50 million voluntary repayment on our Term Loan Credit Facility during the first quarter of 2016.

Sources and Uses of Liquidity

Our available liquidity at September 30, 2016 was approximately $237.7 million, which consisted of $47.2 million of cash on hand, and unutilized borrowing availability under our U.S. and foreign credit facilities of $148.4 million and $42.1 million, respectively. A portion of our cash balance is located at foreign subsidiaries and is presently being used to fund operations at and investment in those locations. As of December 31, 2015 we had available liquidity of $341.9 million.

As of September 30, 2016, we had short-term debt, excluding capital leases, of $34.4 million, of which $28.5 million related to receivables factoring in Europe, $4.5 million related to current maturities of our Term Loan Credit Facility, and $1.4 million related to indebtedness in Europe. Historically, we have been successful in renewing this debt as it becomes due, but we cannot provide assurance that this debt will continue to be renewed or, if renewed, that this debt will continue to be renewed under the same terms. The receivables factoring in Europe consists of uncommitted demand facilities, which are subject to termination at the discretion of the banks, although we have not experienced any terminations by the banks.

Pursuant to the Board of Directors’ declaration on October 16, 2015, the Company commenced payment of a quarterly dividend of $0.10 per common share. During the three and nine months ended September 30, 2016, the Company paid dividends of $2.1 million and $6.3 million, respectively.

As noted above, on June 17, 2016, the Company announced its Board of Directors’ authorization to repurchase up to $100 million of the Company’s issued and outstanding common stock from time to time in the open market, or in privately negotiated transactions. As of September 30, 2016, 785,624 shares have been purchased for $17.9 million under the Repurchase Program.

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

	Nine Months Ended September 30,
	2016	2015
Net cash provided by continuing operating activities	$32.4	$38.5
Cash disbursed for purchases of property, plant, and equipment, net	(73.5)	(56.4)
Free cash flow	(41.1)	(17.9)
Net cash received / (disbursed) for customer-owned tooling	(52.1)	(39.8)
Adjusted free cash flow	$11.0	$21.9

Adjusted free cash flow was $11.0 million during the first nine months of 2016, compared to $21.9 million during the nine months ended September 30, 2015. The $10.9 million difference in adjusted free cash flow reflects primarily increased capital expenditures and the unfavorable fluctuation in working capital items.

Debt

As of September 30, 2016, we had outstanding indebtedness, excluding capital lease obligations, of approximately $433.4 million, which consisted of the following:

.9
	•	$362.9 million (net of a $0.9 million original issue discount) indebtedness outstanding under our Term Loan Credit Facility
	•	$41.5 million indebtedness outstanding under our Amended Credit Revolving Facility
	•	$35.7 million of foreign subsidiary indebtedness
	•	$6.7 million of debt issue costs netted against our indebtedness

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

The Third Amended Revolving Credit Facility Agreement amended and restated, in its entirety, the Second Amended Revolving Credit Facility Agreement, dated as of June 19, 2013, by and among the Borrower, its domestic affiliate and domestic subsidiary guarantors named therein, and the lenders party thereto, and the Agent. The Third Amended Revolving Credit Facility Agreement provides for a cash flow revolving credit facility (the “Amended Revolving Credit Facility”) in the aggregate amount of up to $200 million. Our Third Amended Revolving Credit Facility Agreement also provides for the issuance of letters of credit in an aggregate amount not to exceed $50 million, provided that the total amount of credit (inclusive of revolving loans and letters of credit) extended under our Third Amended Revolving Credit Facility Agreement is subject to an overall cap, on any date, of $200 million. We may request the issuance of Letters of Credit denominated in Dollars or Euros. As of September 30, 2016, we had $41.5 million of borrowings outstanding under our Amended Revolving Credit Facility and $10.1 million of letters of credit outstanding under the Third Amended Revolving Credit Facility Agreement. Thus, we could have borrowed an additional $148.4 million under the Third Amended Revolving Credit Facility Agreement as of September 30, 2016, calculated as follows (in millions):

Total Revolving Credit Commitment	$200.0
Borrowings on Amended Revolving Credit Facility	41.5
Letter of credit outstanding	10.1
Availability on Third Amended Revolving Credit Facility Agreement	$148.4

Advances under our Amended Revolving Credit Facility bear interest at a base rate plus a margin or at LIBOR plus a margin. The applicable margin is determined by our Total Net Leverage Ratio. The applicable margin for the base rate based borrowings as of September 30, 2016 was 1.50%. The applicable margin for the LIBOR based borrowings as of September 30, 2016 was 2.50%. Borrowings outstanding under our Amended Revolving Credit Facility may vary significantly from time to time, depending on our cash needs at any given time. Our Amended Revolving Credit Facility matures on September 17, 2019.

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

As of September 30, 2016, we were in compliance with the financial covenants that govern our credit agreements.

Foreign Subsidiary Indebtedness

Our foreign subsidiary indebtedness consists primarily of borrowings in Europe and receivables factoring in Europe, which is described above.

Capital and Operating Leases

We maintain capital leases primarily for a manufacturing facility and certain manufacturing equipment. We have several operating leases, including leases for office and manufacturing facilities, as well as certain equipment, with lease terms expiring between the years 2018 and 2026. As of September 30, 2016, our total future operating lease payments amounts to $130.3 million and the present value of minimum lease payments under our capital leases amounted to $6.4 million.

As of December 31, 2015, our total future operating lease payments amounted to $108.7 million and the present value of minimum lease payments under our capital leases amounted to $6.9 million.  The increase in total future operating lease payments between December 31, 2015 and September 30, 2016 principally reflects an increase in rental payments on leases for manufacturing facilities and equipment.

Off-Balance Sheet Obligations

In addition to the operating leases described above, our off-balance sheet obligations consist of obligations under our Third Amended Revolving Credit Facility. As of September 30, 2016, letters of credit outstanding were $10.1 million under the Third Amended Revolving Credit Facility.

Net Debt

Net debt is a non-GAAP measure that represents total debt less cash and cash equivalents. We regard net debt as a useful measure of our outstanding debt obligations. Our use of the term “net debt” should not be understood to mean that we will use any cash on hand to repay debt. Net debt is calculated as follows (in millions):

	As of September 30, 2016	As of December 31, 2015
Total debt, including capital leases and net of debt issue costs	$439.9	$444.6
Less: Cash and cash equivalents	47.2	121.6
Add: Cash attributable to discontinued operations	-	8.7
Net debt	$392.7	$331.7

As of September 30, 2016, our net debt was $392.7 million, compared to $331.7 million as of December 31, 2015. The $61 million change reflects primarily higher working capital requirements, higher capital expenditures, the purchase of treasury stock and dividend payments.

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

Interest Rate Risk

At September 30, 2016, we had total debt, excluding capital leases, of $433.4 million (net of a $.9 million discount), consisting of variable rate debt of $240.5 million (55%) and fixed rate debt of $192.9 million (45%), taking into account our $186.1 million variable rate to fixed rate swap. Assuming no changes in the monthly average variable rate debt levels of $241.0 million for the nine months ended September 30, 2016, we estimate that a hypothetical change of 100 basis points in the LIBOR and alternative base rate would not have a significant impact on interest expense due to the LIBOR floor in our Term Loan.

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

Our strategy for managing currency risk relies primarily upon conducting business in a foreign country in that country’s currency. We may, from time to time, also participate in hedging programs intended to reduce our exposure to currency fluctuations. We believe that the effect of a 100 basis point movement in foreign currency rates against the U.S. dollar would not have materially impacted the results of our operations, our cash flows, or our stockholders’ equity for the nine months ended September 30, 2016.

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

Item 4. Controls  and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), management, with the participation of the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2016. Based upon that evaluation, the CEO and the CFO have concluded that, as of September 30, 2016, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting that occurred during the quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1A. Risk Factors.

There have been no material changes in our risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities

			Total Number of
			Shares (or Units)	Dollar Value of
		Weighted	Purchased as Part	Shares that May
	Total Number of	Average Price	of Publicly	Yet Be Purchased
	Shares (or Units)	Paid per Share	Announced Plan	Under Plan or
Period	Purchased	(or Unit) (2)	or Program	Program (1)
July 1 to July 31, 2016	112,300	$19.97	112,300	$97,757,714
August 1 to August 31, 2016	371,252	$22.78	371,186	$89,300,723
September 1 to September 30, 2016	302,138	$23.83	302,138	$82,105,337
Total	785,690	$22.80	785,624

(1)This column includes the approximate dollar value of shares that remain authorized for repurchase under the Company’s Repurchase Program announced on June 17, 2016. Subject to applicable legal restrictions, shares may be repurchased in open market transactions, privately negotiated transactions, or in such other manner as shall be determined by the Chief Executive Officer, the Chief Financial Officer (the “Proper Officers”), or their designee. The timing, manner, price, and amount of repurchases will be determined at the Proper Officer’s discretion and the Repurchase Program shall terminate on the earlier of (i) the first date on which a total of $100 million of the Company’s shares of common stock shall have been purchased and (ii) such other date as shall be determined by the Company’s Board of Directors.

(2)The weighted average price paid for shares of common stock includes commissions paid.

Item 6. Exhibits.

10.1†

Second Amended and Restated Employment Agreement, dated August 31, 2016, between Tower Automotive Operations USA I, LLC and James C.  Gouin (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed September 1, 2016 and incorporated herein by reference).

10.2†

Amended and Restated Employment Agreement, dated August 31, 2016, between Tower Automotive Operations USA I, LLC and Jeffrey Kersten (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed September 1, 2016 and incorporated herein by reference).

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

__________________________

*Furnished, not filed

†Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tower International, Inc.

Date: November 2, 2016	/s/ Jeffrey Kersten
Jeffrey Kersten
Chief Financial Officer