Form 10-K
period 2016-12-31
Tower International, Inc.
filed 2017-02-28
CIK 1485469

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:	Commission file number:
December 31, 2016	001-34903

TOWER INTERNATIONAL, INC.

(Exact name of Registrant as specified in its charter)

Delaware	27-3679414
(State of Incorporation)	(IRS Employer Identification Number)
17672 Laurel Park Drive North, Suite 400 E	48152
Livonia, Michigan	(Zip Code)
(Address of Principal Executive Offices)

Registrant's telephone number, including area code:    (248) 675-6000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.01 per share	New York Stock Exchange

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

Large accelerated filer ☐       Accelerated filer  ☒        Non-accelerated filer  ☐      Smaller reporting company   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒

       The aggregate market value of the common stock held by non-affiliates of the registrant, computed by reference to the closing price of the common stock as of the closing of trading on June 30, 2016, was approximately $416,763,337.

       There were 22,138,518 shares of the registrant’s common stock outstanding at February 16, 2017.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions, as expressly described in this report, of the Registrant’s Proxy Statement for the 2016 Annual Meeting of Stockholders are incorporated by reference into Part III.

TOWER INTERNATIONAL, INC. – FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

TABLE OF CONTENTS

		10-K Pages
PART I
Item 1.	Business	3
Item 1A.	Risk Factors	12
Item 1B.	Unresolved Staff Comments	20
Item 2.	Properties	20
Item 3.	Legal Proceedings	22
Item 4.	Mine Safety Disclosures	22

PART II
Item 5.	Market for Registrant's Common Equity, Related Stockholder	23
	Matters, and Issuer Purchases of Equity Securities
Item 6.	Selected Financial Data	24
Item 7.	Management's Discussion and Analysis of Financial Condition	27
	and Results of Operations
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	46
Item 8.	Financial Statements and Supplementary Data	48
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	94
Item 9A.	Controls and Procedures	94
Item 9B.	Other Information	96

PART III
Item 10.	Directors, Executive Officers, and Corporate Governance	97
Item 11.	Executive Compensation	97
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	97
Item 13.	Certain Relationships and Related Transactions, and Director Independence	97
Item 14.	Principal Accounting Fees and Services	98

PART IV
Item 15.	Exhibits and Financial Statement Schedules	99

Signatures Exhibit Index Exhibits EX-10.71 EX-10.72 EX-21.1 EX-23.1 EX-31.1 EX-31.2 EX-32.1 EX-32.2 EX-101.DEF
EX-101.INS EX-101.SCH EX-101.CAL EX-101.LAB EX-101.PRE

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

Our products are manufactured at 23 facilities, strategically located near our customers in North America and Europe. We support our manufacturing operations through six engineering and sales locations around the world. We are a disciplined, process-driven company with an experienced management team that has a history of implementing sustainable operational improvements. For the year ended December 31, 2016, we generated revenues of $1.9 billion and net income attributable to Tower International, Inc. (the “Company”) of $38.6 million. In addition, we had Adjusted EBITDA of $201.7 million and an Adjusted EBITDA margin of 10.5% for the year ended December 31, 2016. (Item 7 of this Annual Report and Note 14 to our Consolidated Financial Statements include a discussion of Adjusted EBITDA as a non-GAAP measure).

We believe that our engineering, manufacturing, and program management capabilities, our competitive cost and quality, our financial discipline, and our colleague engagement position us for long-term success.

Our History and Corporate Structure

Our Corporate History

On October 15, 2010, our common stock began trading on the New York Stock Exchange following our initial public offering (“IPO”). On July 31, 2013, Tower International Holdings, LLC, an affiliate of Cerberus, completed the sale of 7,888,122 shares of our common stock in a secondary public offering.  Upon completion of the sale, Cerberus no longer controlled a majority of our outstanding common stock and therefore, we ceased being a “controlled company” within the meaning of the New York Stock Exchange corporate governance standards. On November 6, 2013, Tower International Holdings, LLC, completed the sale of 3,000,000 shares of our common stock in another secondary public offering. In addition, Tower International Holdings, LLC completed multiple transactions during the fourth quarter of 2013 whereby it sold additional shares of our common stock in the open market. As a result of these sales, Tower International Holdings, LLC and Cerberus held no shares of our common stock at December 31, 2014.

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

In October of 2016, the Company entered into agreements in principle to sell its two remaining joint ventures in China:  Tower Automotive Company, Ltd. (“Wuhu”) and Tower DIT Automotive Products Co., Ltd. (“Ningbo”). The sale agreements provided for purchase of the Company’s equity in the joint ventures for approximately $25 million, net of tax. Both agreements are subject to Chinese government approval.  During 2016 the Company received proceeds of $4.5 million from these sales, the remainder is expected to be received during 2017.  No material gain or loss on sale is expected to be recorded except for the impairment loss of $3.1 million recorded in the period ended June 30, 2016 related to Ningbo.

All of our China joint ventures have been presented as discontinued operations, and are considered held for sale in accordance with FASB ASC No. 360, Property, Plant, and Equipment, and presented as discontinued operations in the Consolidated Financial Statements, in accordance with FASB ASC No. 205, Discontinued Operations.

Sale of Brazil Facility

On December 21, 2015, the Company sold one of its two operations in Brazil. Net cash proceeds from this sale were $9.5 million.   During the second quarter of 2016, the Company’s Board of Directors approved a plan to sell the Company’s remaining business operations in Brazil. At December 31, 2016, the remaining Brazilian business operations are considered held for sale in accordance with FASB ASC No. 360, Property, Plant, and Equipment, and presented as discontinued operations in the Consolidated Financial Statements, in accordance with FASB ASC No. 205, Discontinued Operations.

Our Industry

We believe OEMs produce a majority of their structural metal components and assemblies internally. While OEM policies differ and may be especially impacted by their own capacity utilization, the capital expenditures associated with internal production can be substantial. Because of this capital and fixed cost-intensity, we believe that longer term, OEMs will outsource a greater proportion of their stamping requirements and we may benefit from this shift in our customer’s preferences. In addition, we believe OEMs will increasingly favor larger, more capable, financially strong regional suppliers. Given our manufacturing, engineering, and operational program management capabilities, we believe we are particularly well-positioned in North America and Europe to take advantage of these potential opportunities.

Our Strategy

We seek to:

•	Execute a business model that generates sustainable ongoing free cash flow, providing flexibility for capital allocation and resilience during cyclical downturns;
•	Achieve organic growth above industry levels through strong competitive capabilities in engineering, manufacturing, and program management that contribute to leading positions in cost and quality;
•	Opportunistically pursue accretive acquisitions;
•	Achieve and maintain appropriate net debt leverage of about 1 times Adjusted EBITDA, which we consider to be integral to a financially strong and capable automotive parts supplier;
•	Return capital to shareholders through regular dividends, stock repurchases and, when appropriate, other actions; and
•	Manage risk through financial discipline.

Execute Business Model Focused on Free Cash Flow

Free cash flow (defined as net cash provided by operating activities less cash disbursed for purchases of property, plant and equipment) is one of our most important financial metrics. Our focus on sustainable ongoing free cash flow keeps us disciplined regarding product pricing and margins, as well as determining and prioritizing affordable capital expenditures. To further our alignment with our business model, free cash flow is a major component of our annual bonus program for salaried and hourly colleagues. (Item 7 of this Annual Report includes a discussion of free cash flow as a non-GAAP measure).

Achieve Organic Growth Above Industry and Opportunistically Pursue Accretive Acquisitions

We have demonstrated the ability to win significant net new business from our customers from a combination of share gains from competitors via conquest wins and OEM outsourcing. In addition, the increased use of aluminum, higher strength steels and hot forming (i.e., “light weighting”) with complex joining technologies is providing us with higher value-add opportunities. We believe our ability to win new business at a return in excess of our cost of capital is a direct reflection of our core engineering strength, competitive cost and quality, and proven ability to manage complex new-model launches for OEM customers.  We use processes such as Lean Six Sigma, labor best practices standardization, and advanced product quality planning (APQP) to drive productivity and quality while managing new programs on time and on budget.

We believe Tower is positioned for organic growth well above industry from 2017 through at least 2019 as a result of major new business awards primarily in North America that are anticipated to provide about $290 million of annual ongoing revenue.  We also believe there can be future upside growth opportunities from accretive acquisitions. Our projections regarding future performance constitute forward-looking statements. For information regarding the risks associated with forward looking statements, see “—Disclosure Regarding Forward-Looking Statements.”

Achieve and Maintain Appropriate Leverage

Achieving and maintaining net debt leverage (defined as total debt less cash and cash equivalents divided by annual Adjusted EBITDA) at our target of 1 times Adjusted EBITDA is an important business priority for optimizing cost of capital and maintaining appropriate financial strength.  As of December 31, 2016,  our net debt was $327.5 million, representing net debt leverage of 1.6 times.  (Item 7 of this Annual Report includes a discussion of net debt as a non-GAAP measure).

Return Capital to Shareholders

With our long-term leverage target in sight, we have begun returning capital to shareholders. In the fourth quarter of 2016, Tower raised its regular quarterly dividend per common share by 10%.  In addition, on June 17, 2016, the Company announced its Board of Directors’ authorization to repurchase up to $100 million of the Company’s issued and outstanding common stock from time to time in the open market, or in privately negotiated transactions (the “Repurchase Program”). As of December 31, 2016, 829,648 shares have been purchased for $18.9 million under the Repurchase Program.

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

Customer and Vehicle Portfolio

We believe we have a well diversified customer mix, as seven different OEMs individually accounted for 5% or more of our revenues in 2016. The following table summarizes our customer mix as a percent of revenues for the year ended December 31, 2016.

Customer
Ford	32%
Fiat - Chrysler	21%
VW Group	11%
Nissan	8%
Volvo	7%
Toyota	6%
Daimler	5%
BMW	2%
Honda	1%
Other	7%
Total	100%

Geographic Regions

The following table summarizes our geographic mix as a percent of revenues for the year ended December 31, 2016.

Region
North America	67%
Europe	33%
Total	100%

Platform Diversification

We supply products for approximately 130 vehicle models globally to 11 of the 12 largest global OEMs, reflecting the balanced portfolio approach of our business model and the breadth of our product capabilities. The following table summarizes our vehicle platform mix as a percent of revenues for the year ended December 31, 2016.

Vehicle Platform
Light trucks	29%
North American framed vehicles	28%
Small cars	21%
Large cars	16%
Other (primarily Tier 2)	6%
Total	100%

IHS Automotive® (“IHS”) classifies these vehicle platforms as:

•	“Light trucks” refers to SUVs that are based on a unibody structure, minivans, and light trucks in the international regions;
•	“North American framed vehicles” refers to vehicles, such as pick-up trucks and SUVs, which are built on a full-frame structure;
•	“Small cars” refers to passenger cars that are classified in the smallest three of IHS’s four categories of passenger cars;
•	“Large cars” refers to the largest category of passenger cars, multi-purpose vehicles, and cross-over vehicles that are based on a unibody structure; and
•	‘Tier 2” refers to other suppliers (who then supply to OEM customers.)

The reports prepared by IHS referred to in this Annual Report are subscription-based. All references in this report to historical industry production volumes, projections, estimates, or other data attributable to IHS, are based on data available from the IHS January 2017 forecast.

Our Products

We produce a broad range of structural components and assemblies, many of which are critical to the structural integrity of a vehicle. Images of some of the products we offer are presented below.

Offerings
Product Offerings –

Body structures and assemblies

Body structures and assemblies form the basic upper body structure of the vehicle and include structural metal components such as body pillars, roof rails, and side sills. This category also includes Class A surfaces and assemblies, which are components of the “exterior skin” of the vehicle—body sides, hoods, doors, fenders, and pickup truck boxes. These components form the appearance of the vehicle, requiring flawless surface finishes.

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

Complex body-in-white assemblies

Complex body-in-white assemblies are comprised of multiple components and sub-assemblies welded to form major portions of the vehicle’s body structure. We refer to body-in-white as the manufacturing stage in which the vehicle body sheet metal has been assembled but before the components and trim have been added. Examples of complex assemblies include front and rear floor pan assemblies and door/ pillar assemblies.

Product mix

We believe we have a diversified product group mix, as each of our product groups individually accounted for 20% or more of our revenues in 2016. The following table summarizes our product group mix as a percent of revenues for the year ended December 31, 2016:

Product Group
Body structures and assemblies	51%
Complex body-in-white assemblies	29%
Chassis and lower vehicle structures	20%
Total	100%

The following table presents the major vehicle models for which we supply products:

OEM	Models	Product Type
North America
Ford	Econoline	Frame Assembly
	Explorer	Complex Assembly
	Expedition/Navigator	Body Structures
	F-Series	Frame Assembly/Body Structures
	Focus	Body Structures
	Taurus/MKS	Complex Assembly
	Escape	Body Structures & Complex Assembly

Chrysler	Grand Caravan/Town & Country	Body Structures
	Grand Cherokee/Durango	Body Structures
	Wrangler	Frame Assembly
	Cherokee	Body Structures
	Ram Pickup	Body Structures

Nissan	Frontier	Body Structures & Frame Assembly
	NV Series	Frame Assembly
	Titan	Frame Assembly
	Altima	Body Structures

Toyota	Camry	Body Structures
	Corolla	Body Structures
	Tacoma	Body Structures
	Tundra	Body Structures

Honda	Accord	Body Structures

Europe
Volvo	V40/S60/XC60	Complex Assembly

VW	Touareg	Body Structures & Complex Assembly
	Caddy Van	Body Structures
	Citigo/Mii/Up!	Body Structures
	Octavia	Body Structures
	Superb	Body Structures
	Fabia	Body Structures

Porsche	Macan	Body Structures
	Cayenne	Body Structures & Complex Assembly

BMW	1/3 Series	Body Structures

Daimler	Sprinter	Body Structures & Complex Assembly

Fiat	500	Body Structures
	500X	Body Structures
	Ducato	Body Structures
	Giulietta	Body Structures
	Giulia	Body Structures
	Punto	Body Structures
	Renegade	Body Structures

Opel	Astra	Body Structures

International Operations

We have significant manufacturing operations outside the United States. In 2016,  35% of our revenues originated outside the United States. For information regarding potential risks associated with our international operations, see Risk Factors Relating to Our Industry and Our Business — “Our substantial international operations make us vulnerable to risks associated with doing business in foreign countries”. See Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 14 to our Consolidated Financial Statements for further information regarding our international operations.

Manufacturing and Operations

Our manufacturing operations consist primarily of stamping and welding operations, system and modular assembly operations, cold and hot forming, coating, and other ancillary operations. Stamping involves passing metal through dies in a stamping press to form the metal into three-dimensional parts. We produce stamped parts using precision single-stage, progressive, and transfer presses, ranging in size from 100 to 4,500 tons, which perform multiple functions to convert raw material into finished products. We invest in our press technology to increase flexibility, improve safety, and minimize die changeover time.

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

We are committed to sustaining Lean Six Sigma principles throughout our manufacturing processes and as of December 31, 2016, we employed 106 certified black belts.  We utilize Lean Six Sigma principles to increase the efficiency of our operations and to reduce operating costs, thereby improving our cost competitiveness. We have accomplished efficiency improvements, while at the same time improving our quality.

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

Customer Support

We have six engineering and sales locations throughout the world, including a 24-hour engineering support center in India. We believe that we provide effective customer solutions, products, and service to our customers. Our customer service group is organized into customer-dedicated teams within regions to provide more focused service to our clients.

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

Joint Ventures

In the fourth quarter of 2016, the Company entered into agreements in principle to sell its two remaining joint ventures in China: Wuhu and Ningbo.

Employees

As of December 31, 2016, we had approximately 7,900 employees worldwide, of whom approximately 5,200 were covered under collective bargaining agreements that expire at various times.  We are not aware of any significant work stoppages since the formation of Tower Automotive Inc., our predecessor (the “Predecessor Company”), in 1993. A prolonged strike or slow-down by one of our unions could have a material adverse effect on our business. We believe that our relations with our employees are satisfactory.

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

Environmental laws, regulations, and permits, and the enforcement thereof, change frequently and have become more stringent over time. In particular, more rigorous GHG emission requirements are in various stages of development. For example, the United States Environmental Protection Agency (“U.S. EPA”) has promulgated the GHG Reporting Rule, which requires reporting of GHG data and other relevant information from large sources and suppliers in the United States and the GHG Tailoring Rule, which requires certain facilities with significant GHG emissions to obtain emissions permits under the authority of the Clean Air Act (typically limited to only the largest stationary sources of GHGs.) The United States Congress has also considered imposing additional restrictions on GHG emissions. Any additional regulation of GHG emissions by either the United States Congress and/ or the U.S. EPA could include a cap-and-trade system, technology mandate, emissions tax, reporting requirement, or other program, and could subject us to significant costs, including those relating to emission credits, pollution control equipment, monitoring, and reporting, as well as increased energy and raw material prices. In addition, our OEM customers may seek price reductions from us to account for their increased costs resulting from GHG regulations. Further, growing pressure to reduce GHG emissions from mobile sources could reduce automobile sales, thereby reducing demand for our products, and ultimately our revenues. At this time, none of our facilities are required to report GHG emissions or participate in any cap-and-trade system programs under the existing regulatory scheme. However, there is still significant uncertainty surrounding the scope, timing, and effect of future GHG regulation, and any changes to the current laws or regulations could have a material adverse impact on our business, financial condition, results of operations, reputation, product demand, and liquidity.

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

Our international operations include manufacturing facilities in Europe and Mexico. For the year ended December 31, 2016,  approximately 35% of our revenues were derived from operations outside the United States. Our international operations are subject to various risks that could have a material adverse effect on those operations and our business as a whole, including, but not limited to, exposure to the following in certain locations:

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

Additionally, the economic instability in Mexico and other countries in which we operate could adversely affect our business, financial condition, results of operations and cash flows, as well as adversely affect our access to, and cost of, capital.

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

We base a substantial part of our planning on the anticipated lifetime revenues of particular products. We calculate the lifetime revenues of a product by multiplying our expected price for a product by the forecasted production volume for that product during the length of time we expect the related vehicle to be in production. In addition to applying our experienced judgment to customer projections, we use IHS, a third-party forecasting service, to provide long-term forecasts, which allow us to determine how long a vehicle is expected to be in production. If we over-estimate the production units or if a customer reduces its level of anticipated purchases of a particular platform as a result of reduced demand, our actual revenues for that platform may be substantially less than the lifetime revenues we had anticipated for that platform.

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

Our customers are major vehicle manufacturers. During 2016,  our largest volume customers, Ford, Fiat-Chrysler, Volkswagen Group,  Nissan, Volvo, Toyota, and Daimler, accounted for 32%, 21%, 11%, 8%, 7%, 6%, and 5% of our revenues, respectively. The loss of all or a substantial portion of our sales to any of our large-volume customers could have a material adverse effect on our business, financial condition, results of operations, and cash flows by reducing cash flows and limiting our ability to spread our fixed costs over a larger revenue base. A variety of reasons could lead to a reduction of sales to our customers, including, but not limited to:

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

The Trump Administration could make substantial changes to regulatory, fiscal, trade, and tax policies that could adversely affect our business.

The Trump Administration has called for substantial changes to regulatory, fiscal and tax policies, which may include comprehensive tax reform. We cannot predict the impact, if any, of these changes to our business. However, it is possible that these changes could adversely affect our business. It is likely that some policies adopted by the new administration will benefit us and others will negatively affect us. Until we know what changes are enacted, we will not know whether in total we benefit from, or are negatively affected by such changes.

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

Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. GAAP requires that goodwill be periodically evaluated for impairment based upon the fair value of the reporting unit. As of December 31, 2016, we had $56.4 million of goodwill that could be subject to impairment. Declines in our profitability or the value of comparable companies may impact the fair value of our reporting units, which could result in a write-down of goodwill and a reduction of net income.

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

As of December 31, 2016, our total debt, including capital lease obligations and net of debt issue costs,  was $390.3 million. That indebtedness could:

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

Our primary debt instrument is the Term Loan Credit Facility which bears interest at (i) the Alternate Base Rate plus a margin of 2.00% or (ii) the Adjusted LIBO Rate (calculated by multiplying the applicable LIBOR by a statutory reserve rate, with a floor of 1.00%) plus a margin of 3.00%. As of December 31, 2016, the balance on the term loan was $361.8 million (net of a $0.8 million discount). If the LIBOR rates increase in excess of 1%, we will incur higher debt service requirements, which could adversely affect our cash flow and operating results. While we periodically enter into agreements designed to limit our exposure to higher interest rates, any such agreements do not offer complete protection from this risk.

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

As of December 31, 2016, we had $390.3 million (net of $6.1 million debt issue costs associated with the Term Loan Credit Facility) of secured debt. Substantially all of our subsidiaries’ assets are pledged as collateral for our borrowings under our secured financing arrangements. Most of our domestic subsidiaries are either primary obligors or guarantors under a secured financing arrangement. Substantially all of our domestic subsidiaries’ assets are pledged as collateral for these obligations. If we are unable to repay all secured borrowings when due, whether at maturity or if declared due and payable following a default, the agent or the lenders, as applicable, would have the right to proceed against the collateral pledged to secure the indebtedness and may sell the assets pledged as collateral in order to repay those borrowings, which could have a material adverse effect on our businesses, financial condition, results of operations, and cash flows.

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

Sales of substantial amounts of our common stock in the public market, or the perception that these sales may occur, could adversely affect the price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. Our certificate of incorporation authorizes us to issue up to 350,000,000 shares of common stock and as of February 16, 2017 we had 22,138,518 shares of common stock outstanding.

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

Our manufacturing is conducted in 23 manufacturing facilities strategically located throughout North America and Europe. Our manufacturing facilities are supported by six engineering and sales locations throughout the world.

The following table sets forth selected information regarding each of our facilities:

Facility	Country	Description of Use	Square Feet	Ownership
U.S. Locations
Auburn, Indiana	United States	Manufacturing	162,800	Leased
Bardstown, Kentucky (2 locations)	United States	Manufacturing	519,000	Owned/Leased(1)
Bellevue, Ohio (2 locations)	United States	Manufacturing	377,450	Owned
Bluffton, Ohio	United States	Manufacturing	196,200	Leased
Chicago, Illinois	United States	Manufacturing	412,800	Leased
Clinton Township, Michigan	United States	Manufacturing	392,300	Leased
Elkton, Michigan	United States	Manufacturing	1,100,000	Owned
Grand Rapids, Michigan	United States	Office	5,900	Leased
Fountain Inn, South Carolina	United States	Manufacturing	264,385	Leased
Livonia, Michigan	United States	Corporate Office/ Technical Center	76,300	Leased
Madison, Mississippi	United States	Manufacturing	270,000	Leased
Meridian, Mississippi	United States	Manufacturing	420,000	Leased
Plymouth, Michigan	United States	Manufacturing	315,133	Leased
Shepherdsville, Kentucky	United States	Manufacturing	311,878	Leased
Non-U.S. Locations
Mexico City (4 locations)	Mexico	Manufacturing	192,663	Leased
Gent	Belgium	Manufacturing	346,700	Leased
Neprevazka	Czech Republic	Manufacturing	69,200	Leased
Artern	Germany	Manufacturing	164,600	Owned
Buchholz	Germany	Manufacturing	79,900	Owned
Duisburg	Germany	Manufacturing	116,700	Owned
Kaarst	Germany	Office	3,300	Leased
Cologne	Germany	Corporate Office/ Technical Center	32,530	Leased
Zwickau	Germany	Manufacturing	614,216	Owned/Leased(1)
Caserta	Italy	Manufacturing	262,500	Owned
Melfi	Italy	Manufacturing	73,600	Owned
Turin	Italy	Technical Center	23,100	Leased
Opole	Poland	Manufacturing	146,000	Owned/Leased(1)
Malacky	Slovakia	Manufacturing	542,500	Owned
Shanghai	China	Corporate Office/ Technical Center	475	Leased
Hyderabad	India	Technical Center	8,700	Leased
Yokohama	Japan	Technical Center	2,500	Leased
Aruja(3)	Brazil	Manufacturing/ Technical Center	334,880	Owned
Wuhu(3)	China	Manufacturing	308,500	(2)
Dalian(3)	China	Manufacturing	72,700	(2)

(1)	Facility consists of two buildings—one building is leased and one building is owned.
(2)	The building is owned by the joint venture.
(3)	Facility is part of our held for sale operations.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information — Our common stock trades on the New York Stock Exchange under the symbol “TOWR”. Our stock began trading on October 15, 2010, in conjunction with our IPO. As of February 16, 2017, we had 22,138,518 shares of common stock, $0.01 par value, outstanding, two holders of record and 5,262 beneficial shareholders of our common stock. The transfer agent and registrar for our common stock is Broadridge Financial Solutions, Inc.

The following table presents the reported high and low closing prices per share of our common stock during 2016 and 2015:

	2016		2015
High and Low Closing Prices per Share	High Price	Low Price	High Price	Low Price
Fourth Quarter	$28.95	$20.95	$31.30	$23.78
Third Quarter	24.79	19.69	28.42	22.39
Second Quarter	28.20	18.89	28.87	25.29
First Quarter	27.67	20.26	28.18	22.11

Performance Graph — The following chart shows the cumulative total stockholder return for our common stock from December 31, 2011 to December 31, 2016. The graph also shows the cumulative returns of the S&P 500 Index and the S&P Supercomposite Auto Parts and Equipment Index. The comparison assumes $100 was invested on December 31, 2011. Each of the indices shown assumes that all dividends paid were reinvested.

Comparison of Cumulative Total Return

	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016
Tower International, Inc.	$100.00	$74.95	$199.26	$237.90	$266.98	$269.82
S&P 500	100.00	113.41	146.98	163.72	176.95	198.10
S&P 500 Supercomposite Auto Parts and Equipment Index	100.00	98.64	160.18	163.40	160.32	169.13

Dividends — On October 21, 2016, our Board of Directors declared a regular quarterly dividend of $0.11 per common share, which was paid on December 9, 2016 to shareholders of record as of close of business on November 10, 2016. On July 22, 2016, April 22, 2016, and January 29, 2016 our Board of Directors declared a quarterly dividend of $0.10 per common share, which was paid on September 9, 2016, June 10, 2016, and February 29, 2016, respectively,  to shareholders of record as of close of business on August 10, 2016,  May 10, 2016, and February 10, 2016, respectively. On October 16, 2015, our Board of Directors declared a regular quarterly dividend of $0.10 per common share, which was paid on December 10, 2015 to shareholders of record as of close of business on November 10, 2015.  We did not declare or pay any common stock dividends during 2014. The payment of future quarterly dividends is subject to the discretion of our Board of Directors and depends on various factors, including our net earnings, financial condition, cash requirements, future prospects, and other factors that our Board of Directors deems relevant to its analysis and decision making.

Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities

The following table presents information regarding shares of our common stock repurchased during the fourth quarter of 2016.

			Total Number of
			Shares (or Units)	Dollar Value of
		Weighted	Purchased as Part	Shares that May
	Total Number of	Average Price	of Publicly	Yet Be Purchased
	Shares (or Units)	Paid per Share	Announced Plan	Under Plan or
Period	Purchased	(or Unit) (2)	or Program	Program (1)
October 1 to October 31, 2016	44,024	$23.84	44,024	$81,056,732
November 1 to November 31, 2016	-	$-	-	$81,056,732
December 1 to December 31, 2016	-	$-	-	$81,056,732
Total	44,024	$23.84	44,024

(1) This column includes the approximate dollar value of shares that remain authorized for repurchase under the Company’s Repurchase Program announced on June 17, 2016. Subject to applicable legal restrictions, shares may be repurchased in open market transactions, privately negotiated transactions, or in such other manner as shall be determined by the Chief Executive Officer, the Chief Financial Officer (the “Proper Officers”), or their designee. The timing, manner, price, and amount of repurchases will be determined at the Proper Officer’s discretion and the Repurchase Program shall terminate on the earlier of (i) the first date on which a total of $100 million of the Company’s shares of common stock shall have been purchased and (ii) such other date as shall be determined by the Company’s Board of Directors.

(2) The weighted average price paid for shares of common stock includes commissions paid.

Item 6.    Selected Financial Data

The following tables set forth selected consolidated balance sheet data as of December 31, 2016 and 2015 and selected consolidated statement of operations data for the years ended December 31, 2016, 2015, and 2014, which have been derived from our audited Consolidated Financial Statements and related notes that are included in this Annual Report. The selected consolidated balance sheet data as of December 31, 2014, 2013, and 2012 and the selected consolidated statement of operations data for the years ended December 2013 and 2012 set forth below, have been derived from previously filed consolidated financial statements that are not presented in this Annual Report. As with our Consolidated Financial Statements for the years ended December 31, 2016, 2015, and 2014, we adjusted the information in the consolidated financial statements for the years ended December 31, 2013 and 2012, where appropriate, to account for discontinued operations.

You should read the following selected historical consolidated financial data in conjunction with the more detailed information contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations and our Consolidated Financial Statements and the related notes that we have presented elsewhere in this Annual Report.

	2016	2015	2014	2013	2012
	(in millions except share and per share data)
Statements of Operations Data:
Revenues	$1,913.6	$1,796.1	$1,838.1	$1,722.1	$1,681.9
Cost of sales (a)	1,675.2	1,578.2	1,622.3	1,510.5	1,509.6
Gross profit	238.4	217.9	215.8	211.5	172.3
Gross profit margin	12.5%	12.1%	11.7%	12.3%	10.2%
Selling, general, and administrative expenses (b)	$131.6	$124.5	$123.6	$122.8	$122.1
Amortization expense	0.4	0.2	1.2	2.1	3.8
Restructuring and asset impairment charges, net	5.4	7.8	11.4	20.4	10.5
Operating income	101.0	85.4	79.6	66.2	35.8
Operating income margin	5.3%	4.8%	4.3%	3.8%	2.1%
Interest expense, net	$21.0	$23.7	$31.0	$48.8	$49.7
Other expense	6.5	-	0.1	48.4	-
Income before provision for income taxes	73.5	61.7	48.5	(31.0)	(13.9)
Provision / (benefit) for income taxes (Note 9)	17.2	(123.8)	7.3	(2.9)	4.6
Income / (loss) from continuing operations	56.3	185.5	41.2	(28.1)	(18.5)
Income / (loss) from discontinued operations,
net of tax (Note 6)	(17.0)	10.3	(14.1)	12.1	43.5
Net income / (loss) (c) (d) (e)	39.3	195.8	27.1	(16.1)	25.0
Net income attributable to the noncontrolling interests	0.7	1.7	5.6	4.2	7.0
Net income / (loss) attributable to Tower International, Inc.	$38.6	$194.1	$21.5	$(20.3)	$18.0

Basic income / (loss) per share:
Income / (loss) per share from continuing operations	$2.66	$8.71	$1.72	$(1.59)	$(1.27)
Income / (loss) per share from discontinued operations	(0.82)	0.49	(0.68)	0.59	2.17
Net income / (loss) attributable to Tower International, Inc. per share	1.85	9.20	1.04	(0.99)	0.90
Weighted average basic shares outstanding (in thousands)	20,864	21,093	20,662	20,387	20,081

Diluted income / (loss) per share:
Income / (loss) per share from continuing operations	$2.62	$8.58	$1.67	$(1.59)	$(1.27)
Income / (loss) per share from discontinued operations	(0.80)	0.48	(0.66)	0.59	2.17
Net income / (loss) attributable to Tower International, Inc. per share	1.82	9.06	1.01	(0.99)	0.90
Weighted average diluted shares outstanding (in thousands)	21,222	21,408	21,391	20,387	20,081

Dividends declared per share	$0.41	$0.10	$-	$-	$-

Balance Sheets Data:
Cash and cash equivalents	$62.8	$121.6	$132.7	$123.3	$95.4
Total assets (f)	1,162.5	1,215.5	1,165.2	1,163.8	1,222.8
Total debt (f) (g)	390.3	444.6	475.4	465.5	459.1
Total stockholders' equity	213.9	206.7	99.8	136.9	140.9

(a)	During the years ended December 31, 2016, 2015, 2014 and 2012, non-cash actuarial pension losses of $8.3 million, $9.1 million, $4.2 million and $19.2 million, respectively, were recorded.
(b)

In connection with the closing of a notes offering and the IPO, we incurred charges of $6.2 million related to one-time compensation plans for our executive officers during the year ended December 31, 2012.

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

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Company Overview

We are a leading integrated global manufacturer of engineered structural metal components and assemblies primarily serving original equipment manufacturers (“OEMs”). We offer our automotive customers a broad product portfolio, supplying body-structure stampings, frame and other chassis structures, as well as complex welded assemblies, for small and large cars, crossovers, pickups, and sport utility vehicles (“SUVs”). Our products are manufactured at 23 facilities strategically located near our customers in North America and Europe. We support our manufacturing operations through six engineering and sales locations around the world. Our products are offered on a diverse mix of vehicle platforms, reflecting the balanced portfolio approach of our business model and the breadth of our product capabilities. We supply products to approximately 130 vehicle models globally to 11 of the 12 largest OEMs based on 2016 production volumes.

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

During 2016, industry production volumes increased from 2015 in both of our major markets. According to IHS, industry production is projected to increase in 2017 in the European market, but decrease in the North American market.   Any such changes may be offset by changes in production levels for our customers’ products.

Factors Affecting Our Revenues

While overall production volumes are largely driven by economic factors outside of our direct control, we believe that the following elements of our business also impact our revenues:

Life cycle of our agreements:    Agreements for new models of vehicles normally cover the lifetime of the platform, often awarded two to three years before these models are marketed to the public, while agreements covering design improvements to existing automobiles have shorter expected life cycles, typically with shorter pre-production and development periods. Typically, once a supplier has been designated to supply components for a new platform, an OEM will continue to purchase those parts from the designated manufacturer for the life of the program. For any given agreement, our revenues depend, in part, upon the life cycle status of the applicable product platform.

Product pricing:    Generally, our customers negotiate annual price reductions with us during the term of their contracts. When negotiated price reductions are expected to be retroactive, we accrue for such amounts as a reduction of revenues as products are shipped. The extent of our price reductions negatively affects our revenues. We have also been able to negotiate year-over-year price increases in select circumstances.

Steel pricing:    We require significant quantities of steel and aluminum in the manufacture of our products. The pricing of our products includes a component for these metals which increases as prices for these metals increase and decreases as prices for these metals decrease. Depending upon when a price change occurs, that change may have a disproportionate effect on our revenues within any particular fiscal period. We purchase a portion of our steel and aluminum from certain of our customers through various OEM resale programs, where our customers actually negotiate the cost for us. The purchases through customer resale programs have buffered the impact of price swings associated with the procurement of these metals. The remainder of our steel and aluminum purchasing requirements are met through contracts with mills, in which we negotiate our own price and seek to pass through price increases and decreases to our customers.

Foreign exchange:   Our foreign exchange transaction risk is limited because we generally purchase materials and produce products in the same currency in which we sell those products to our final customers. However, the translation of foreign currencies, primarily the Euro, back to U.S. dollars may have a significant impact on our revenues, results of operations, cash flows, or stockholders’ equity. Foreign exchange has an unfavorable impact on revenues when the U.S. dollar is relatively strong when compared to foreign currencies and a favorable impact on revenues when the U.S. dollar is relatively weak when compared to foreign currencies. The results of operations and financial condition of our businesses outside of the U.S. are principally measured in their respective local currency and translated into U.S. dollars. Assets and liabilities of our foreign operations are translated into U.S. dollars at foreign currency exchange rates in effect as of the end of each reporting period. Results of operations are translated at applicable average rates prevailing throughout the period. Translation gains or losses are reported as a separate component of accumulated other comprehensive income / (loss) in our Consolidated Statements of Equity / (Deficit). Gains and losses resulting from foreign currency transactions, the amounts of which were not material in any of the periods presented in this Annual Report, are included in net income.

Factors Affecting Our Expenses

Our largest expense is steel material, which is driven by the following factors:

Cost of steel:   We utilize steel and various purchased steel products in virtually all of our products. We refer to the “net steel impact” as the combination of the change in steel prices that are reflected in the price of our products, the change in the cost to procure steel from mills, and the change in our recovery of offal. Our strategy is to be economically neutral to steel pricing by having these factors offset each other. While we strive to achieve a neutral net steel impact, we are not always successful in achieving that goal, in large part due to timing differences. The timing of a change in the price for steel may occur in separate periods and if a change occurs, that change may have a disproportionate effect, within any particular fiscal period, on our product pricing, our steel costs, and the results of our sales of offal. Net imbalances in any one particular fiscal period may be reversed in a subsequent fiscal period, although we cannot provide assurances that, or when, these reversals will occur. Over the past several years, we have not experienced a material net impact from these factors.

 Purchase of steel:   As noted above, we purchase a portion of our steel from certain of our customers through various OEM resale programs and the remaining portion of our steel directly from steel mills. Whether our customer negotiates the cost of steel for us in a customer resale program or we negotiate the cost of steel with the mills, the price we pay is charged directly to our cost of sales, just as the component of product pricing relating to steel is included within our revenues.

 Sale of offal:   A by-product of our production process is the generation of offal. We typically sell offal in secondary markets, which are influenced by similar market forces. We generally share our recoveries from sales of offal with our customers either through scrap sharing agreements, in cases in which we are participating in resale programs, or through product pricing, in cases in which we purchase steel directly from steel mills. In either situation, we may be affected by the fluctuation in scrap steel prices, either positively or negatively, in relation to our various customer agreements. As offal prices generally increase or decrease as steel prices increase or decrease, our sale of offal may mitigate the impact of the volatility of steel price increases, as well as limit the benefits reaped from steel price declines. Recoveries related to the sales of offal reduce cost of sales.

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

Our Segments

Our management reviews our operating results and makes decisions based upon two reportable segments: North America and Europe. Refer to Note 14 to our Consolidated Financial Statements for further information regarding our operating and reportable segments.

Results of Operations—Year Ended December 31, 2016 Compared with the Year Ended December 31, 2015

Automobile production volumes increased during the year ended December 31, 2016 in both of our major markets compared to the year ended December 31, 2015  The following table presents production volumes in specified regions according to IHS for the year ended December 31, 2016 compared to the year ended December 31, 2015 (in millions of units produced):

	Europe	North America
2016 production volumes	21.5	17.8
2015 production volumes	20.9	17.5
Increase/(decrease)	0.6	0.3
Percentage change	3%	2%

The following table presents selected financial information for the years ended December 31, 2016 and 2015 (in millions).

	Europe		North America		Consolidated
	Year Ended		Year Ended		Year Ended
	December 31,		December 31,		December 31,
	2016	2015	2016	2015	2016	2015

Revenues	$639.3	$652.6	$1,274.3	$1,143.5	$1,913.6	$1,796.1
Cost of sales	565.9	579.6	1,109.3	998.6	1,675.2	1,578.2
Gross profit	73.4	73.0	165.0	144.9	238.4	217.9
Selling, general, and administrative expenses	39.6	36.4	92.0	88.1	131.6	124.5
Amortization expense	-	-	0.4	0.2	0.4	0.2
Restructuring and asset impairment charges	0.1	0.2	5.3	7.6	5.4	7.8
Operating income	$33.7	$36.4	$67.3	$49.0	101.0	85.3
Interest expense, net					21.0	23.7
Other expense					6.5	-
Provision / (benefit) for income taxes					17.2	(123.8)
Income from discontinued operations, net of tax					(17.0)	10.3
Noncontrolling interest, net of taxes					0.7	1.7
Net income attributable to Tower International, Inc.					$38.6	$194.1

Comparison of Periods – GAAP Analysis of Consolidated Results

Revenues

Total revenues increased during the year ended December 31, 2016 by $117.5 million, or 6.5%, from the year ended December 31, 2015,  reflecting primarily higher volume in our North America segment ($145.6 million) and in our Europe segment ($2.5 million). Revenues were adversely impacted by unfavorable pricing ($30.1 million), and unfavorable foreign exchange ($0.5 million).

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

Total gross profit increased by $20.5 million from the year ended December 31, 2015 and our gross profit margin increased from 12.1% during 2015 to 12.5% during 2016.  The increase in gross profit reflected higher volume ($26.3 million), offset partially by unfavorable product mix ($6.5 million) and unfavorable foreign exchange ($1.3 million). All other factors were net favorable by $2.0 million. Cost of sales was positively impacted by favorable efficiencies ($28.7 million). These factors were offset partially by unfavorable pricing and economics ($20.0 million), and higher launch costs ($3.5 million).

Total gross profit was negatively impacted by an increase in the depreciation included in cost of sales from $67.5 million during the year ended December 31, 2015 to $68.1 million during the year ended December 31, 2016.

Selling, General, and Administrative Expenses (“SG&A”)

Total SG&A increased $7.1 million from the year ended December 31, 2015, reflecting primarily higher engineering costs to support new business.

Restructuring and Asset Impairment Expense

Total restructuring and asset impairment expense decreased $2.4 million from the year ended December 31, 2015. During 2016, we incurred charges in the North America segment related to the buyout of a lease on a previously closed facility, ongoing maintenance and lease exit costs of facilities closed as a result of prior actions, and severance charges to reduce fixed costs. During 2015, we incurred charges in the North America segment related to a liability established to reflect a change in estimated future rents on a previously closed facility, ongoing maintenance and expense of facilities closed as a result of prior actions, and severance charges to reduce fixed costs.

Interest Expense, net

Interest expense, net decreased $2.7 million, or 11.4%, from the year ended December 31, 2015, reflecting primarily lower expense on our Term Loan ($2.5 million).

Other Expense

Other expense increased $6.5 million from the year ended December 31, 2015, reflecting the costs incurred to support the investigation into the potential sale of Tower Europe, which is no longer being considered.

Provision for Income Taxes

Income tax expense / (benefit) from continuing operations increased $141.0 million from the year ended December 31, 2015.  In 2015, the Company recorded a one-time deferred tax benefit of $131 million by releasing valuation allowances on U.S. and Italy deferred tax assets. After excluding the 2015 deferred tax benefit, income tax expense increased $7.2 million in 2016 primarily due to increased profitability.  Our worldwide effective tax rate is 23.4%.   In the United States our effective rate was approximately 23.9%, which is lower than the U.S. statutory rate of 35% primarily because of the benefit of Federal research tax credits generated in 2016.  In foreign jurisdictions our effective tax rate was approximately 23% primarily attributable to lower statutory rates.

The availability of U.S. net operating loss carryforwards generated in 2007-2013 has enabled the Company to effectively eliminate our U.S. cash tax liability, except for some immaterial amounts for U.S. alternative minimum tax and state income taxes.  We are also generating significant Federal research credits from new U.S. launch activities.  We believe the utilization of loss carryforwards and Federal research tax credits will continue to eliminate our material U.S. cash tax liability until 2020 under current U.S. tax law.

During 2013, Cerberus, our principal stockholder at the time, sold its ownership in us. The sale constituted an ownership change under Section 382 of the Internal Revenue Code.  Under Section 382, the amount of U.S. net operating losses generated before the ownership change that can be utilized after the change is limited. We do not anticipate the 382 limitation will have any material impact on our ability to reduce our U.S. cash tax liability.

In 2016, the Internal Revenue Service completed the examination of the Company for tax years 2011-2013. There are no further IRS audits scheduled at present.  Also in 2016 the German Federal Fiscal Court ruled against the Company's appeal of disallowed interest deductions taken in tax years 2004 and 2005.  The court ruled the interest payments made by our Germany subsidiary to its parent were non-deductible dividends.  The Company was fully reserved for its tax position.

Noncontrolling Interest, Net of Tax

The adjustment to our earnings required to give effect to the elimination of noncontrolling interests decreased by $1.0 million from the year ended December 31, 2015, reflecting decreased earnings in our consolidated Chinese joint venture during 2016.

Comparison of Periods—Non-GAAP Analysis of Adjusted EBITDA

A reconciliation of Adjusted EBITDA to net income attributable to Tower International, Inc. for the periods presented is set forth below (in millions):

	Europe		North America		Consolidated
	Year Ended		Year Ended		Year Ended
	December 31,		December 31,		December 31,
	2016	2015	2016	2015	2016	2015

Adjusted EBITDA	$55.3	$57.1	$146.4	$131.2	$201.7	$188.3
Intercompany charges	7.7	6.3	(7.7)	(6.3)	-	-
Restructuring and asset impairment charges, net	(0.1)	(0.2)	(5.3)	(7.6)	(5.4)	(7.8)
Depreciation and amortization	(28.0)	(26.4)	(44.5)	(46.1)	(72.5)	(72.5)
Acquisition costs and other	-	(0.4)	(0.4)	(0.4)	(0.4)	(0.8)
Long-term compensation (a)	(1.2)	-	(12.9)	(12.7)	(14.1)	(12.7)
Pension actuarial loss	-	-	(8.3)	(9.1)	(8.3)	(9.1)
Operating income	33.7	36.4	67.3	49.0	101.0	85.3
Interest expense, net					(21.0)	(23.7)
Other expenses (b)					(6.5)	-
Benefit / (provision) for income taxes					(17.2)	123.8
Income / (loss) from discontinued operations,
net of tax (c)					(17.0)	10.3
Noncontrolling interest, net of taxes					(0.7)	(1.7)
Net income attributable to Tower International, Inc.					38.6	194.1

 ____________

(a)

Represents the compensation expense related to stock options, restricted stock units, one-time CEO compensation awards, and certain compensation programs intended to benefit our long-term success and growth. The compensation charges are incurred during the applicable vesting periods of each program.

(b)	Represents costs incurred to support the investigation into the potential sale of Tower Europe, which is no longer being considered.
(c)

Represents the income / (loss) on discontinued operations for the years ended 2016 and 2015. Included in 2016 is the $18.1 million fair value adjustment related to the planned sale of the Company’s remaining Brazil and China operations.  Included in 2015 is the gain on the sale of China joint ventures ($19 million, net).

The following table presents revenues (a GAAP measure) and Adjusted EBITDA (a non-GAAP measure) for the years ended December 31, 2016 and 2015 (in millions) as well as explanations of variances:

	Europe		North America		Consolidated
	Revenues	Adjusted EBITDA(d)	Revenues	Adjusted EBITDA(d)	Revenues	Adjusted EBITDA(d)
2016 results	$639.3	$55.3	$1,274.3	$146.4	$1,913.6	$201.7
2015 results	652.6	57.1	1,143.5	131.2	1,796.1	188.3
Variance	$(13.3)	$(1.8)	$130.8	$15.2	$117.5	$13.4
Variance attributable to:
Volume and mix	$2.5	$(4.5)	$145.6	$24.3	$148.1	$19.8
Foreign exchange	(0.5)	0.4	-	-	(0.5)	0.4
Pricing and economics	(15.3)	(8.8)	(14.8)	(14.8)	(30.1)	(23.6)
Efficiencies	-	13.8	-	14.9	-	28.7
Selling, general, and administrative expenses and other items(e)	-	(2.7)	-	(9.2)	-	(11.9)
Total	$(13.3)	$(1.8)	$130.8	$15.2	$117.5	$13.4

(d)	We have presented a reconciliation of Adjusted EBITDA to net income attributable to Tower International, Inc. above.
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

Consolidated Company: Consolidated Adjusted EBITDA increased by $13.4 million, or 7.1%, from the year ended December 31, 2015,  reflecting primarily higher volume ($26.3 million) and favorable foreign exchange ($0.4 million), offset partially by unfavorable product mix ($6.5 million). All other factors were net unfavorable by $6.8 million. Unfavorable pricing and economics ($23.6 million) and unfavorable SG&A expenses and other items ($11.9 million), reflecting primarily higher engineering  costs and launch costs to support new business, were offset partially by favorable efficiencies ($28.7 million).

Europe Segment: In our Europe segment, Adjusted EBITDA decreased by $1.8 million, or 3.2%, from the year ended December 31, 2015, reflecting the unfavorable product mix ($3.5 million) and unfavorable volume ($1.0 million), offset partially by favorable foreign exchange ($0.4 million). All other factors were net favorable by $2.3 million. Favorable efficiencies ($13.8 million) were offset partially by unfavorable pricing and economics ($8.8 million), principally product pricing and labor costs, and unfavorable SG&A and other items ($2.7 million).

North America Segment: In our North America segment, Adjusted EBITDA increased by $15.2 million, or 11.6%, from the year ended December 31, 2015,  reflecting primarily higher volumes ($27.3 million), offset partially by unfavorable product mix ($3.0 million). All other factors were net unfavorable by $9.1 million. Unfavorable pricing and economics ($14.8 million), principally product pricing and labor costs, and unfavorable SG&A expenses and other items ($9.2 million), principally higher engineering  costs and higher launch costs to support new business, were offset partially by favorable efficiencies ($14.9 million).

Results of Operations—Year Ended December 31, 2015 Compared with the Year Ended December 31, 2014

Automobile production volumes increased during the year ended December 31, 2015 in both of our major markets compared to the year ended December 31, 2014. The following table presents production volumes in specified regions according to IHS for the year ended December 31, 2015 compared to the year ended December 31, 2014 (in millions of units produced):

	Europe	North America
2015 production volumes	20.9	17.5
2014 production volumes	20.0	17.0
Increase/(decrease)	0.9	0.5
Percentage change	5%	3%

The following table presents select financial information for the years ended December 31, 2015 and 2014 (in millions).

	Europe		North America		Consolidated
	Year Ended		Year Ended		Year Ended
	December 31,		December 31,		December 31,
	2015	2014	2015	2014	2015	2014

Revenues	$652.6	$767.9	$1,143.5	$1,070.2	$1,796.1	$1,838.1
Cost of sales	579.6	695.0	998.6	927.3	1,578.2	1,622.3
Gross profit	73.0	72.9	144.9	142.9	217.9	215.8
Selling, general, and administrative expenses	36.4	42.4	88.1	81.2	124.5	123.6
Amortization	-	1.2	0.2	-	0.2	1.2
Restructuring and asset impairments	0.2	4.0	7.6	7.4	7.8	11.4
Operating income	$36.4	$25.3	$49.0	$54.3	85.3	79.6
Interest expense, net					23.7	31.0
Other expense					-	0.1
Provision / (benefit) for income taxes					(123.8)	7.3
Income / (loss) from discontinued operations, net of tax					10.3	(14.1)
Noncontrolling interest, net of taxes					1.7	5.6
Net income attributable to Tower International, Inc.					$194.1	$21.5

Comparison of Periods – GAAP Analysis of Consolidated Results

Revenues

Total revenues decreased during the year ended December 31, 2015 by $42.0 million, or 2.3%, from the year ended December 31, 2014, despite higher volume in our North America segment ($75.8 million) and in our Europe segment ($26.1 million). Revenues were negatively impacted by the strengthening of the U.S. dollar against the Euro in our Europe segment ($127.2 million). Revenues were also adversely impacted by unfavorable pricing ($16.7 million).

Gross Profit

Total gross profit increased by $2.1 million from the year ended December 31, 2015 while our gross profit margin increased from 11.7% during 2014 to 12.1% during 2015. The increase in gross profit reflected higher volume ($19.2 million) offset partially by unfavorable foreign exchange ($14.5 million), and unfavorable product mix ($1.7 million). All other factors were net unfavorable by ($5.6 million). Cost of sales was negatively impacted by unfavorable pricing and economics ($25.9 million), higher launch costs ($7.7 million), and a larger pension actuarial loss ($4.9 million). These factors were offset partially by favorable efficiencies ($25.6 million), and the non-recurrence of a one-time unfavorable retroactive commercial settlement during the prior period related to 2010 to 2013 scrap ($6 million).

Total gross profit was also positively impacted by a decrease in the depreciation included in cost of sales from $72.2 million during the year ended December 31, 2014 to $67.5 million during the year ended December 31, 2015.

Selling, General, and Administrative Expenses (“SG&A”)

Total SG&A increased $0.9 million from the year ended December 31, 2014.

Amortization Expense

Total amortization expense decreased $1.0 million, or 83.3%, from the year ended December 31, 2014. During 2015, the amortization expense reflects the amortization of customer relationships in North America related to a Mexican acquisition. During 2014, the amortization expense reflects primarily the amortization of customer relationships in Europe, which became fully amortized during 2014.

Restructuring and Asset Impairment Expense

Total restructuring and asset impairment expense decreased $3.6 million from the year ended December 31, 2014. During 2015, we incurred charges in the North America segment related to a liability established to reflect a change in estimated future rents on a previously closed facility, ongoing maintenance expense of facilities closed as a result of prior actions, and severance charges to reduce fixed costs. During 2014, we incurred charges related to the buyout of a lease on a previously closed facility, ongoing maintenance expense of facilities closed as a result of prior actions, severance charges to reduce fixed costs, and an impairment charge on a facility in None, Italy, which was sold during the fourth quarter.

Interest Expense, net

Interest expense, net decreased $7.3 million, or 23.5%, from the year ended December 31, 2014, reflecting primarily mark-to-market gains on our derivative financial instruments ($3.1 million), and lower expense on our Term Loan ($2.3 million).

Provision for Income Taxes

Income tax expense from continuing operations decreased $131.1 million from the year ended December 31, 2014, reflecting a net $131 million deferred tax benefit recorded in the U.S. and Italy in the fourth quarter. The deferred tax benefits recorded in the fourth quarter were primarily attributable to releasing beginning of the year valuation allowances on our deferred tax assets, less current year utilization of some of the deferred tax assets, in both of these countries. The Company would have recorded tax expense of $7.2 million without the release of the two valuation allowances.

We released the U.S. valuation allowance primarily because we believe U.S. automobile production levels will continue at 2015 volume levels until at least 2017.

Noncontrolling Interest, Net of Tax

The adjustment to our earnings required to give effect to the elimination of noncontrolling interests decreased by $3.9 million from the year ended December 31, 2014, reflecting decreased earnings in our consolidated Chinese joint ventures during 2015.

Comparison of Periods—Non-GAAP Analysis of Adjusted EBITDA

A reconciliation of Adjusted EBITDA to net income / (loss) attributable to Tower International, Inc. for the periods presented is set forth below (in millions):

	Europe		North America		Consolidated
	Year Ended		Year Ended		Year Ended
	December 31,		December 31,		December 31,
	2015	2014	2015	2014	2015	2014

Adjusted EBITDA	$57.1	$58.2	$131.2	$134.1	$188.3	$192.3
Intercompany charges	6.3	4.6	(6.3)	(4.6)	-	-
Restructuring and asset impairments	(0.2)	(4.0)	(7.6)	(7.4)	(7.8)	(11.4)
Depreciation and amortization	(26.4)	(33.0)	(46.1)	(46.1)	(72.5)	(79.1)
Acquisition costs and other	(0.4)	(0.5)	(0.4)	(0.2)	(0.8)	(0.7)
Long-term compensation (a)	-	-	(12.7)	(11.3)	(12.7)	(11.3)
Commercial settlement related to 2010-13 scrap (b)	-	-	-	(6.0)	-	(6.0)
Pension actuarial loss	-	-	(9.1)	(4.2)	(9.1)	(4.2)
Operating income	$36.4	$25.3	$49.0	$54.3	85.3	79.6
Interest expense, net					(23.7)	(31.0)
Other expense					-	(0.1)
Provision / (benefit) for income taxes					123.8	(7.3)
Income / (loss) from discontinued operations,
net of tax (c)					10.3	(14.1)
Noncontrolling interest, net of taxes					(1.7)	(5.6)
Net income attributable to Tower International, Inc.					$194.1	21.5

____________

(a)

Represents the compensation expense related to stock options, restricted stock units, one-time CEO compensation awards, and certain compensation programs intended to benefit our long-term success and growth. The compensation charges are incurred during the applicable vesting periods of each program.

(b)	Represents a one-time retroactive commercial settlement related to 2010-13 scrap.
(c)	Represents the income / (loss) on discontinued operations for the years ended 2015 and 2014. Included in 2015 is the gain on the sale of China joint ventures ($19 million, net).

The following table presents revenues (a GAAP measure) and Adjusted EBITDA (a non-GAAP measure) for the years ended December 31, 2015 and 2014 (in millions) as well as an explanation of variances:

	Europe		North America		Consolidated
	Revenues	Adjusted EBITDA(f)	Revenues	Adjusted EBITDA(f)	Revenues	Adjusted EBITDA(f)
2015 results	$652.6	$57.1	$1,143.5	$131.2	$1,796.1	$188.3
2014 results	767.9	58.2	1,070.2	134.1	1,838.1	192.3
Variance	$(115.3)	$(1.1)	$73.3	$(2.9)	$(42.0)	$(4.0)
Variance attributable to:
Volume and mix	$26.1	$11.1	$75.8	$6.4	$101.9	$17.5
Foreign exchange	(127.2)	(12.4)	-	-	(127.2)	(12.4)
Pricing and economics	(14.2)	(10.3)	(2.5)	(21.9)	(16.7)	(32.2)
Efficiencies	-	12.9	-	12.7	-	25.6
Selling, general, and administrative expenses and other items(g)	-	(2.4)	-	(0.1)	-	(2.5)
Total	$(115.3)	$(1.1)	$73.3	$(2.9)	$(42.0)	$(4.0)

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

Adjusted EBITDA

Consolidated Company: Consolidated Adjusted EBITDA decreased by $4.0 million, or 2.1%, from the year ended December 31, 2014,  despite higher volume ($19.2 million).  This increase was offset partially by unfavorable product mix ($1.7 million), and unfavorable foreign exchange ($12.4 million). All other factors were net unfavorable by $9.1 million. Unfavorable pricing and economics ($32.2 million) and unfavorable SG&A expenses and other items ($2.5 million) were offset partially by favorable efficiencies ($25.6 million).

Europe Segment: In our Europe segment, Adjusted EBITDA decreased by $1.1 million, or 1.9%, from the year ended December 31, 2014, reflecting primarily unfavorable foreign exchange ($12.4 million), offset partially by higher volume ($9.1 million) and favorable product mix ($2.0 million). All other factors were net favorable by $0.2 million. Favorable efficiencies ($12.9 million) were offset partially by  unfavorable pricing and economics ($10.3 million), principally product pricing and labor costs, and unfavorable SG&A and other items ($2.4 million).

North America Segment: In our North America segment, Adjusted EBITDA decreased by $2.9 million, or 2.2%, from the year ended December 31, 2014,  despite higher volumes ($10.1 million).  This increase was offset partially by unfavorable product mix ($3.7 million). All other factors were net unfavorable by $9.3 million. Unfavorable pricing and economics ($21.9 million), principally product pricing and labor costs and unfavorable SG&A expenses and other items ($0.1 million) were offset partially by favorable efficiencies ($12.7 million).

Restructuring and Asset Impairments

The following table sets forth our net restructuring and asset impairment charges by type for the periods presented (in millions):

	Year Ended December 31,
	2016	2015	2014
Employee termination costs	$0.8	$0.3	$1.0
Other exit costs	4.6	7.5	8.1
Asset impairment charges	-	-	2.3
Total restructuring and asset impairment charges, net	$5.4	$7.8	$11.4

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

The charges incurred in the North America segment during 2016 related to the buyout of a lease on a previously closed facility, ongoing maintenance expense of facilities closed as a result of prior actions and severance charges to reduce fixed costs. The charges incurred in the Europe segment related to severance charges to reduce fixed costs and a revision of a previous estimate.

The charges incurred in our North America segment during 2015 related to a liability established to reflect a change in estimated future rents on a previously closed facility, ongoing maintenance expense of facilities closed as a result of prior actions and severance charges to reduce fixed costs. The charges incurred in the Europe segment related to severance charges to reduce fixed costs and a revision of a previous estimate.

The charges incurred in our North America segment during 2014 related to the buyout of a lease on a previously closed facility, ongoing maintenance expense of facilities closed as a result of prior actions, and severance charges to reduce fixed costs. The charges incurred in our Europe segment related to an impairment charge on a facility in None, Italy, which was sold during the fourth quarter, and severance charges to reduce fixed costs.

Liquidity and Capital Resources

General

We generally expect to fund expenditures for operations, administrative expenses, capital expenditures, and debt service obligations with internally generated funds from operations and we generally expect to satisfy working capital needs from time-to-time with borrowings under our revolving credit facility or cash on hand. As of December 31, 2016,  we had available liquidity of approximately $292.0 million, which we believe is adequate to fund our working capital requirements for at least the next twelve months. We believe that we will be able to meet our debt service obligations and fund operating requirements for at least the next twelve months with cash flow from operations, cash on hand, potential operating lease arrangements, and borrowings under our revolving credit facility.

On June 17, 2016, we announced our Board of Directors’ authorization to repurchase up to $100 million of the Company’s issued and outstanding common stock from time to time in the open market, or in privately negotiated transactions. We expect to fund such repurchases from cash flow from operations, cash on hand, asset dispositions, and borrowings under our revolving credit facility. During 2016, the Company repurchased a total of 829,648 shares of common stock at an aggregate cost of $18.9 million.

Cash Flows and Working Capital

The following table shows the components of our cash flows from continuing operations for the periods presented (in millions):

	Year Ended December 31,
	2016	2015	2014
Net cash provided by / (used in):
Operating activities	$137.7	$101.4	$80.6
Investing activities	(111.7)	(141.5)	(90.6)
Financing activities	(83.2)	(11.5)	15.7

Net Cash Provided by Operating Activities

During the year ended December 31, 2016, we generated $137.7 million of cash flow from operations, compared with $101.4 million during the year ended December 31, 2015. The primary reasons for this increase were increased pre-tax earnings and a favorable fluctuation in working capital which resulted from favorable term changes from some of our customers.

During the year ended December 31, 2014, we generated $80.6 million of cash flow from operations. The primary reason for the increase ($20.8 million) in 2015 when compared to 2014 was a favorable fluctuation in working capital.

Net Cash Used in Investing Activities

Net cash utilized in investing activities was $111.7 million during 2016, compared to $141.5 million during 2015. The $29.8 million change in cash used reflects decreased capital expenditures, related primarily to the timing of program launches, and the exclusion of cash used in 2015 to fund the acquisition of a facility in Mexico, offset partially by proceeds received from the sale of a China joint venture.

Net cash utilized in investing activities was $90.6 million during 2014. The $50.9 million change in cash used in 2015 compared to 2014 reflects increased capital expenditures, related primarily to the timing of program launches, and the acquisition of a facility in Mexico.

Net Cash Used In Financing Activities

Net cash used in financing activities was $83.2 million during 2016, compared to $11.5 million during 2015. The $71.7 million change was attributable primarily to net repayment of borrowings, purchase of treasury stock,  dividend payments, and the non-recurrence of swap proceeds received in 2015.

Net cash provided in financing activities was $15.7 million during 2014. The $27.2 million change in cash used in 2015 compared to 2014 was attributable primarily to net repayment of borrowings, purchase of treasury stock, and dividend payments, offset partially by proceeds received from the termination of cross currency swaps.

Working Capital

We manage our working capital by monitoring key metrics principally associated with inventory, accounts receivable, and accounts payable. Our quarterly average inventory days on hand increased from 16 days during the fourth quarter of 2015 to 17 days during the fourth quarter of 2016, which resulted in increased inventory levels from $66.6 million at December 31, 2015 to $71.7 million at December 31, 2016.

Our accounts receivable balance decreased from $223.7 million as of December 31, 2015 to $178.3 million as of December 31, 2016. The change reflects primarily the decrease of accounts receivable related to customer funded tooling receivables, which resulted from the timing of customer funded programs, as well as favorable term changes from some of our customers.

Our accounts payable balance decreased from $268 million as of December 31, 2015 to $258.1 million as of December 31, 2016. The change reflects the decrease of accounts payable related to customer funded tooling payables, which resulted from the timing of customer programs.

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

On December 31, 2016 and 2015, we had working capital balances of $9.4 million and $82.2 million, respectively. This decrease reflects primarily a reduction in our cash balance due to the pay down of our term loan.

Sources and Uses of Liquidity

Our available liquidity at December 31, 2016 was $292.2 million, which consisted of $62.8 million of cash on hand, and unutilized borrowing availability under our U.S. and foreign credit facilities of $191 million and $38.4 million, respectively. A portion of our cash balance ($29.4 million) is located at foreign subsidiaries and is presently being used to fund operations at and investment in those locations. As of December 31, 2015 and 2014, we had available liquidity of approximately $350.6 million and $347.8 million, respectively, excluding the cash and unutilized borrowing availability at our discontinued operations.

As of December 31, 2016,  we had short-term debt of $33.3 million, of which $22.3 million related to receivables factoring in Europe, $6.5 million related to other indebtedness in Europe and $4.5 million related to current maturities of our Term Loan Credit Facility. Historically, we have been successful in renewing this debt as it becomes due, but we cannot provide assurance that this debt will continue to be renewed or, if renewed, that this debt will continue to be renewed under the same terms. The receivables factoring in Europe consists of uncommitted demand facilities, which are subject to termination at the discretion of the banks, although we have not experienced any terminations by the banks. We believe that we will be able to continue the receivables factoring in Europe.

Pursuant to the Board of Directors’ declaration on October 16, 2015, the Company commenced payment of a quarterly dividend of $0.10 per common share. This dividend was raised to $0.11 per common share on October 21, 2016.  During the years ended December 31, 2016 and 2015, the Company paid dividends of $8.6 million and $2.1 million, respectively.

As noted above, on June 17, 2016, the Company announced its Board of Directors’ authorization to repurchase up to $100 million of the Company’s issued and outstanding common stock from time to time in the open market, or in privately negotiated transactions. As of December 31, 2016, 829,648 shares have been purchased for $18.9 million under the Repurchase Program.

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

	Year Ended December 31,
	2016	2015	2014
Net cash provided by continuing operating activities	$137.7	$101.4	$80.6
Cash disbursed for purchases of property, plant, and equipment, net	(116.3)	(119.7)	(89.8)
Free cash flow	21.4	(18.3)	(9.2)
Net cash received / (disbursed) for customer-owned tooling	(32.5)	(27.4)	(6.1)
Adjusted free cash flow	$53.9	$9.1	$(3.1)

Adjusted free cash flow was $53.9 million during 2016, compared to $9.1 million during 2015. The $44.8 million difference in adjusted free cash flow reflects primarily a favorable fluctuation in working capital, higher adjusted EBITDA, and lower capital spending.

Adjusted free cash flow was  a negative $3.1 million during 2014. The $12.2 million difference in adjusted free cash flow from 2015 reflects primarily increased capital spending offset partially by a favorable fluctuation in working capital.

Debt

In January 2016, the Company made a $50 million voluntary repayment on the Term Loan credit facility further reducing our indebtedness.

As of December 31, 2016, we had outstanding indebtedness, excluding capital lease obligations, of approximately $384.5 million, which consisted of the following:

$361.8 million (net of a $0.8 million discount) indebtedness outstanding under our Term Loan Credit Facility

$28.8 million of foreign subsidiary indebtedness

$6.1 million of debt issue costs netted against our indebtedness

For information regarding potential modifications to our debt instruments, see Note 18 of the Notes to our Consolidated Financial Statements.

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

The Third Amended Revolving Credit Facility Agreement amended and restated, in its entirety, the Second Amended Revolving Credit Facility Agreement, dated as of June 19, 2013, by and among the Borrower, its domestic affiliate and domestic subsidiary guarantors named therein, and the lenders party thereto, and the Agent. The Third Amended Revolving Credit Facility Agreement provides for a cash flow revolving credit facility (the “Amended Revolving Credit Facility”) in the aggregate amount of up to $200 million. Our Third Amended Revolving Credit Facility Agreement also provides for the issuance of letters of credit in an aggregate amount not to exceed $50 million, provided that the total amount of credit (inclusive of revolving loans and letters of credit) extended under our Third Amended Revolving Credit Facility Agreement is subject to an overall cap, on any date, of $200 million. We may request the issuance of Letters of Credit denominated in Dollars or Euros. As of December 31, 2016, we had no borrowings outstanding under our Amended Revolving Credit Facility and $9 million of letters of credit outstanding under the Third Amended Revolving Credit Facility Agreement. Thus, we could have borrowed an additional $191 million under the Third Amended Revolving Credit Facility Agreement as of December 31, 2016, calculated as follows (in millions):

Total Revolving Credit Commitment	$200.0
Letter of credit outstanding	9.0
Availability on Third Amended Revolving Credit Facility Agreement	$191.0

Advances under our Amended Revolving Credit Facility bear interest at a base rate plus a margin or at LIBOR plus a margin. The applicable margin is determined by our Total Net Leverage Ratio. The applicable margin for the base rate based borrowings as of December 31, 2016 was 1.5%. The applicable margin for the LIBOR based borrowings as of December 31, 2016 was 2.5%. Borrowings outstanding under our Amended Revolving Credit Facility may vary significantly from time to time, depending on our cash needs at any given time. Our Amended Revolving Credit Facility matures on September 16, 2019.

Our Amended Revolving Credit Facility Agreement contains customary covenants applicable to certain of our subsidiaries, including financial maintenance covenant ratios requiring the Borrower and the Guarantors to maintain a ratio, as of the last day of any fiscal quarter, of (i) consolidated adjusted EBITDA to consolidated interest charges (the Interest Coverage Ratio) of not less than 2.75 to 1.00 on a rolling four quarter basis; and (ii) total net debt to consolidated adjusted EBITDA (the Total Net Leverage Ratio) not to exceed 3.50 to 1.00 on a rolling four quarter basis.

Foreign Subsidiary Indebtedness

Our foreign subsidiary indebtedness consists primarily of borrowings in Europe and receivables factoring in Europe, which is described above.

Capital and Operating Leases

We maintain capital leases primarily for a manufacturing facility and certain manufacturing equipment. We have several operating leases, including leases for office and manufacturing facilities, as well as certain equipment, with lease terms expiring between the years 2017 and 2026. As of December 31, 2016, our total future operating lease payments amounted to $162.9 million, an increase from $108.7 million as of December 31, 2015, reflecting primarily equipment leases and extensions of existing real estate leases.  The present value of minimum lease payments under our capital leases amounted to $5.8 million. As of December 31, 2016, we were committed to making lease payments during 2017 of not less than $24.8 million on our operating leases and not less than $1.3 million on our capital leases.

Capital Expenditures

In general, we are awarded new automotive business two to three years prior to the launch of a particular program. During the pre-launch period, we typically invest significant resources in the form of capital expenditures for the purchase and installation of the machinery and equipment necessary to manufacture the awarded products. Some of our recent major awards in 2016 and 2015 have been on a more accelerated timing and have launched approximately 6 months after being awarded. Capital expenditures for the years ended December 31, 2016 and 2015 were $116.3 million and $119.7 million, respectively. The decrease reflects primarily the timing of customer program launches. Our capital spending for 2017 is expected to be approximately $130 million.

Off-Balance Sheet Obligations

In addition to the operating leases described above, our off-balance sheet obligations consist of obligations under our Third Amended Revolving Credit Facility. As of December 31, 2016,  letters of credit outstanding were $9 million under our Third Amended Revolving Credit Facility.

Covenants

As of December 31, 2016, the Company was in compliance with all financial covenants that govern its credit agreements.

Net Debt

Net debt is a non-GAAP measure that represents total debt less cash and cash equivalents. We regard net debt as a useful measure of our outstanding debt obligations. Our use of the term “net debt” should not be understood to mean that we will use any cash on hand to repay debt. Net debt is calculated as follows (in millions):

	As of December 31,
	2016	2015	2014
Total debt, including capital leases and net of debt issue costs	$390.3	$444.6	$475.4
Less: Cash and cash equivalents	62.8	121.6	132.7
Add: Cash attributable to discontinued operations	-	8.7	24.7
Net debt	$327.5	$331.7	$367.4

As of December 31, 2016, our net debt was $327.5 million, compared to $331.7 million as of December 31, 2015. The $4.2 million change reflects primarily favorable free cash flow and cash received from our discontinued operations offset by our shares purchased as part of our stock buyback program and remittance of dividends to our shareholders.

As of December 31, 2014, our net debt was $367.4 million. The $35.7 million change from 2014 to 2015 reflects primarily the proceeds from the sale of two China joint ventures, the sale of a facility in Brazil, and the proceeds from the termination of cross currency swaps, offset partially by negative free cash flow and the acquisition of a facility in Mexico.

Contractual Obligations and Commercial Commitments

Our contractual obligations and commercial commitments as of December 31, 2016 are summarized below (in millions):

		Less than			After
Contractual Obligations	Total	1 Year	2 – 3 Years	4– 5 Years	5 Years
Long-term debt (including current portion):
Term Loan Credit Facility	$361.8	$4.5	$9.0	$348.3	$-
Other subsidiary indebtedness	28.8	28.8	-	-	-
Cash interest payments	51.7	15.8	28.8	7.1	-
Pension contributions(a)	70.5	8.8	15.3	20.9	25.5
Expected tax payments(b)	6.2	0.3	0.1	1.6	4.2
Capital and tooling purchase obligations(c)	198.6	198.6	-	-	-
Capital lease obligations(d)	6.2	1.3	4.9	-	-
Operating leases	162.9	24.8	62.7	40.2	35.2
Total contractual obligations at December 31, 2016	$886.7	$282.9	$120.8	$418.1	$64.9

___________

(a)   Represents expected future contributions required to fund our pension plan, based on current actuarial assumptions.

(b)   Represents payments expected to be made to various governmental agencies relating to certain tax positions taken pursuant to

FASB ASC No. 740, Accounting for Uncertain Tax Positions.

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

Level 1:Quoted market prices in active markets for identical assets and liabilities;

Level 2:Inputs, other than Level 1 inputs, that are either directly or indirectly observable; and

Level 3:Unobservable inputs developed using our estimates and assumptions that reflect those that market participants would use.

Goodwill

Goodwill represents the excess of the cost of an acquisition over the fair value of net assets acquired. Goodwill is not amortized, but it is tested for impairment on, at a minimum, an annual basis. In accordance with FASB ASC No. 350, a two-step process is utilized in reviewing for impairment. The first step in the process requires the identification of reporting units and comparison of the fair value of each reporting unit to its respective carrying value. We have identified our reporting units as North America and Europe. If the carrying value of a unit is less than its fair value, no impairment is deemed to exist and step two is not necessary. If the carrying value of a unit is greater than its fair value, step two is required. The second step in the impairment review process requires the computation of impairment by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of its goodwill. In accordance with FASB ASC No. 350, which requires goodwill be tested for impairment annually and at the same time each year, we perform an annual impairment each year at year-end. We will also test goodwill for impairment when an event occurs or circumstances change such that it is reasonably possible that impairment may exist.

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

The results of our 2016 and 2015 annual goodwill impairment analysis indicated that the fair values of the Europe and North American reporting units were substantially in excess of their carrying value; thus, no impairment existed at December 31, 2016 or December 31, 2015.

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

Impairment and Depreciation of Long-Lived Assets

Our long-lived assets are reviewed for impairment whenever adverse events or changes in circumstances indicate a possible impairment. An impairment loss is recognized when the carrying value of a long-lived asset group exceeds its undiscounted future cash flows. The impairment loss is calculated as the excess of the carrying value of the asset group over its fair value. The following significant judgments and estimates, among others, are used by management in evaluating long-lived assets for impairment:

program product volumes and remaining production life for parts produced on the assets being reviewed;

product pricing over the remaining life of the parts, including an estimate of future customer price reductions, which may be negotiated;

product cost information, including an assessment of the success of our cost reduction activities; and

assessments of future alternative applications of specific long-lived assets, based upon awarded programs.

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

Our Pension Plan and other postretirement costs are calculated based upon a number of actuarial assumptions, most notably the discount rates used to calculate our projected pension benefit obligations in 2016 and 2015, which were 3.84% and 4.01%, respectively, and the discount rates used in the calculation of our postretirement benefit obligations in 2016 and 2015, which were 3.94% and 4.14%, respectively.  The discount rates used in the calculations are established based upon the results of a yield curve analysis performed annually by a third party, which calculates a yield to maturity that mirrors the timing and amounts of future benefit payments. The measurement dates of our post retirement plans are December 31 of each year.

The expected long-term rate of return assumptions are based upon modeling studies completed with the assistance of our actuaries and investment consultants. These models take into account inflation, asset class returns, and bond yields for both domestic and foreign markets. These studies, along with the history of returns for the Pension Plan, indicate that expected future returns, weighted by asset allocation, supported an expected long-term asset return assumption of 7.4% for 2016 and 2015.

Based on our assumptions as of December 31, 2016, a change in the discount rate or the expected long-term rate of return assumptions, holding all other assumptions constant, would have the following impact on our projected pension benefit obligation and net periodic benefit cost on an annual basis (in millions):

	Impact on Net
	Periodic Benefit Cost
	Increase	Decrease
.25% change in discount rate	$0.3	$(0.4)
.25% change in expected long-term rate of return	(0.4)	0.4

	Impact on Projected Pension
	Benefit Obligation
	Increase	Decrease
.25% change in discount rate	$(6.1)	$6.4

Our Pension Plan provides benefits for certain current and former U.S. employees.  Benefits under the Pension Plan were frozen in October 2006.  We incurred expenses of $5.6 million during the year ended December 31, 2016, which includes the actuarial pension loss recorded in the fourth quarter of 2016 of $8.3 million. We incurred expenses of $4.6 million during the year ended December 31, 2015, which includes the actuarial pension loss recorded in the fourth quarter of 2015 of $9.1 million. We incurred expenses of $2 million during the year ended December 31, 2014, which includes the actuarial pension loss recorded in the fourth quarter of 2014 of $4.2 million. We anticipate that we will have approximately $2.5 million of pension income in 2017, excluding any actuarial gain or loss, and we expect to contribute $8.8 million to our Pension Plan in 2017. It is difficult to reliably forecast whether a mark-to-market adjustment for net actuarial gains or losses will be required in 2017 and the amount of such an adjustment, if one is required. Mark-to-market adjustments are primarily driven by events and circumstances beyond our control, including changes in interest rates and the performance of financial markets. To the extent discount rates decrease or the value of our Pension Plan’s investments decrease, mark-to market charges to operations may be recorded during the fourth quarter of 2017, if the actuarial gain or loss is in excess of the corridor.

We anticipate our other post-employment benefit expense to be approximately $0.7 million and we expect to make benefit payments of $0.7 million in 2017.   Refer to Note 10 to our Consolidated Financial Statements for further information regarding pension and other postretirement benefits.

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

Interest Rate Risk

At December 31, 2016, we had total debt, excluding capital leases, of $384.5 million (net of a $0.8 million discount and 6.1 million of debt issue cost), consisting of floating rate debt of $192.3 million (50%) and fixed rate debt of $192.2 million (50%) taking into account our $186.1 million variable rate to fixed rate swap. Assuming no changes in the monthly average variable rate debt levels of $238.2 million for the year ended December 31, 2016, we estimate that a hypothetical change of 100 basis points in the LIBOR and alternative base rate would not have a significant impact on interest expense due to the LIBOR floor in our Term Loan.

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

Our strategy for managing currency risk relies primarily upon conducting business in a foreign country in that country’s currency. We may, from time to time, also participate in hedging programs intended to reduce our exposure to currency fluctuations. We believe that the effect of a 100 basis point movement in foreign currency rates against the U.S. dollar would not have materially impacted the results of our operations, our cash flows, or our stockholders’ equity for the year ended December 31, 2016.

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

Form 10-K Page

Audited Financial Statements for the Three Years Ended December 31, 2016:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Tower International, Inc.

Livonia, MI

We have audited the accompanying consolidated balance sheets of Tower International, Inc.  and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income / (loss), equity / (deficit), and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Tower International, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2017, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Detroit, MI

February 28, 2017

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	December 31,	December 31,
	2016	2015

ASSETS
Cash and cash equivalents	$62,788	$121,594
Accounts receivable, net of allowance of $961 and $1,277	178,251	223,735
Inventories (Note 3)	71,710	66,648
Assets held for sale (Note 6)	102,252	113,664
Prepaid tooling, notes receivable, and other	103,023	68,242
Total current assets	518,024	593,883

Property, plant, and equipment, net	465,569	427,887
Goodwill (Note 3)	56,383	59,340
Deferred tax asset	112,645	127,207
Other assets, net	9,902	7,180
Total assets	$1,162,523	$1,215,497

LIABILITIES AND EQUITY
Short-term debt and current maturities of capital lease obligations (Note 7)	$34,211	$29,492
Accounts payable	258,129	268,008
Accrued liabilities	114,079	100,529
Liabilities held for sale (Note 6)	53,310	44,157
Total current liabilities	459,729	442,186

Long-term debt, net of current maturities (Note 7)	351,232	409,116
Obligations under capital leases, net of current maturities (Note 7)	4,863	5,984
Deferred tax liability	5,594	6,167
Pension liability (Note 10)	61,627	65,621
Other non-current liabilities	65,539	79,704
Total non-current liabilities	488,855	566,592
Total liabilities	948,584	1,008,778
Commitments and contingencies (Note 15)

Stockholders' equity:
Tower International, Inc.'s stockholders' equity
Preferred stock, $0.01 par value, 50,000,000 authorized and 0 issued and outstanding	-	-
Common stock, $0.01 par value, 350,000,000 authorized, 22,107,402 issued and 20,359,131 outstanding at December 31, 2016, and 22,003,820 issued
and 21,111,610 outstanding at December 31, 2015	221	220
Additional paid in capital	340,623	337,864
Treasury stock, at cost, 1,748,271 and 892,210 shares
as of December 31, 2016 and December 31, 2015	(35,645)	(16,067)
Accumulated deficit	(14,021)	(44,030)
Accumulated other comprehensive loss (Note 3)	(83,383)	(80,492)
Total Tower International, Inc.'s stockholders' equity	207,795	197,495
Noncontrolling interests in subsidiaries	6,144	9,224
Total stockholders' equity	213,939	206,719
Total liabilities and stockholders' equity	$1,162,523	$1,215,497

The accompanying notes are an integral part of these Consolidated Financial Statements.

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share amounts)

	Year Ended December 31,	Year Ended December 31,	Year Ended December 31,
	2016	2015	2014

Revenues	$1,913,641	$1,796,103	$1,838,050
Cost of sales	1,675,232	1,578,231	1,622,298
Gross profit	238,409	217,872	215,752
Selling, general, and administrative expenses	131,552	124,459	123,574
Amortization expense (Note 3)	449	249	1,167
Restructuring and asset impairment charges, net (Note 5)	5,389	7,819	11,411
Operating income	101,019	85,345	79,600
Interest expense	21,618	23,847	31,097
Interest income	614	125	112
Other expense	6,481	-	87
Income before provision for income taxes, and income / (loss) from discontinued operations	73,534	61,623	48,528
Provision / (benefit) for income taxes (Note 9)	17,246	(123,844)	7,336
Income from continuing operations	56,288	185,467	41,192
Income / (loss) from discontinued operations, net of tax (Note 6)	(17,008)	10,324	(14,105)
Net income	39,280	195,791	27,087
Less: Net income attributable to the noncontrolling interests	701	1,739	5,571
Net income attributable to Tower International, Inc.	$38,579	$194,052	$21,516

Weighted average basic shares outstanding	20,864,321	21,093,387	20,662,425
Weighted average diluted shares outstanding	21,222,183	21,408,301	21,391,000

Basic income per share attributable to Tower International, Inc.:
Income per share from continuing operations (Note 11)	$2.66	$8.71	$1.72
Income / (loss) per share from discontinued operations (Note 11)	(0.82)	0.49	(0.68)
Net income attributable to Tower International, Inc. per share (Note 11)	1.85	9.20	1.04

Diluted income per share attributable to Tower International, Inc.:
Income per share from continuing operations (Note 11)	$2.62	$8.58	$1.67
Income / (loss) per share from discontinued operations (Note 11)	(0.80)	0.48	(0.66)
Net income attributable to Tower International, Inc. per share (Note 11)	1.82	9.06	1.01

Dividends declared per share	$0.41	$0.10	$-

The accompanying notes are an integral part of these Consolidated Financial Statements.

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(Amounts in thousands)

	Year Ended December 31,
	2016	2015	2014

Net income	$39,280	$195,791	$27,087
Other comprehensive income / (loss), net of tax:
Foreign currency translation adjustments, net of tax expense / (benefit) of $2.5 million, $7.8 million, and $0 million	(4,401)	(35,095)	(33,436)
Change in defined benefit plans, net of tax expense / (benefit) of $0.7 million, ($0.2 million), and $0 million	1,030	(312)	(26,857)
Unrealized loss on qualifying cash flow hedge (net of tax of $0 million)	-	-	(117)
Other comprehensive loss, net of tax	(3,371)	(35,407)	(60,410)
Comprehensive income / (loss)	35,909	160,384	(33,323)
Less: Comprehensive income / (loss) attributable to
noncontrolling interests	221	(90)	4,322
Comprehensive income / (loss) attributable to Tower International, Inc.	$35,688	$160,474	$(37,645)

The accompanying notes are an integral part of these Consolidated Financial Statements.

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year Ended December 31,
	2016	2015	2014

OPERATING ACTIVITIES:
Net income	$39,280	$195,791	$27,087
Less: Income / (loss) from discontinued operations, net of tax	(17,008)	10,324	(14,105)
Income from continuing operations	56,288	185,467	41,192

Adjustments required to reconcile income from continuing operations to net cash provided by continuing operating activities:
Asset impairment charges	-	-	4,558
Term Loan re-pricing fees	-	-	87
Deferred income tax provision	9,546	(130,964)	(198)
Depreciation and amortization	72,469	72,542	79,101
Non-cash share-based compensation	2,455	2,322	4,712
Pension income, net of contributions	(1,999)	(14,116)	(11,275)
Change in working capital and other operating items	(1,051)	(13,838)	(37,547)
Net cash provided by continuing operating activities	$137,708	$101,413	$80,630

INVESTING ACTIVITIES:
Cash disbursed for purchases of property, plant, and equipment, net	$(116,283)	$(119,749)	$(89,808)
(Investment in) / return from joint venture	4,546	-	(760)
Acquisition, net of cash	-	(21,740)	-
Net cash used in continuing investing activities	$(111,737)	$(141,489)	$(90,568)

FINANCING ACTIVITIES:
Proceeds from borrowings	$581,833	$125,290	$121,807
Repayments of borrowings	(587,146)	(133,116)	(127,131)
(Repayments) / borrowings on Term Loan Credit Facility	(50,000)	(25,000)	33,145
Debt financing costs	-	-	(3,595)
Proceeds from termination of cross currency swaps	-	32,377	-
Dividend payment to Tower shareholders	(8,570)	(2,111)	-
Secondary stock offering transaction costs	-	-	(75)
Proceeds from stock options exercised	305	204	2,631
Purchase of treasury stock	(19,578)	(6,551)	(922)
Noncontrolling interest dividends and other activity	-	(2,633)	(10,189)
Net cash provided / (used) in continuing financing activities	$(83,156)	$(11,540)	$15,671

Discontinued operations:
Net cash from discontinued operating activities	$6,032	$15,586	$36,238
Net cash from / (used in) discontinued investing activities	(3,589)	41,809	(8,078)
Net cash used in discontinued financing activities	(3,441)	(11,361)	(19,002)
Net cash from / (used in) discontinued operations	$(998)	$46,034	$9,158

Effect of exchange rate changes on continuing cash and cash equivalents	$(623)	$(5,508)	$(5,492)

NET CHANGE IN CASH AND CASH EQUIVALENTS	$(58,806)	$(11,090)	$9,399

CASH AND CASH EQUIVALENTS:
Beginning of period	$121,594	$132,684	$123,285

End of period	$62,788	$121,594	$132,684

Supplemental Cash Flow Information:
Interest paid, net of amounts capitalized	$18,837	$20,253	$22,979
Income taxes paid	7,561	6,545	9,189
Non-cash Investing Activities:
Capital expenditures in liabilities for purchases of property, plant, and equipment	$14,172	$17,896	$3,946

The accompanying notes are an integral part of these Consolidated Financial Statements.

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY/(DEFICIT)
(Amounts in thousands, except per share data)

							Total
							Stockholders'
						Accumulated	Equity/(Deficit)
					Retained	Other	Attributable to
			Additional		Earnings	Comprehensive	Tower	Noncontrolling
	Common Stock		Paid-in	Treasury	(Accumulated	Income	International,	Interest	Total Equity
	Units/Shares	Amount	Capital	Stock	Deficit)	(Loss)	Inc.	Amount	(Deficit)
Balance at December 31, 2013	20,472,637	$211	$327,998	$(8,594)	$(257,487)	$12,247	$74,375	$62,494	$136,869
Net income	-	-	-	-	21,516	-	21,516	5,571	27,087
Other comprehensive loss	-	-	-	-	-	(59,161)	(59,161)	(1,249)	(60,410)
Total comprehensive income / (loss)	-	-	-	-	-	-	(37,645)	4,322	(33,323)
Vesting of RSUs	106,214	1	(1)	-	-	-	-	-	-
Stock options exercised	208,351	2	2,629	-	-	-	2,631	-	2,631
Treasury stock	(34,976)	-	-	(922)	-	-	(922)	-	(922)
Share-based compensation expense	-	-	4,712	-	-	-	4,712	-	4,712
Noncontrolling interest dividends	-	-	-	-	-	-	-	(10,189)	(10,189)
Balance at December 31, 2014	20,752,226	$214	$335,338	$(9,516)	$(235,971)	$(46,914)	$43,151	$56,627	$99,778
Net income	-	-	-	-	194,052	-	194,052	1,739	195,791
Other comprehensive income / (loss)	-	-	-	-	-	(33,578)	(33,578)	(1,829)	(35,407)
Total comprehensive income	-	-	-	-	-	-	160,474	(90)	160,384
Vesting of RSUs	592,907	6	(6)	-	-	-	-	-	-
Stock options exercised	17,321	-	204	-	-	-	204	-	204
Treasury stock	(250,844)	-	-	(6,551)	-	-	(6,551)	-	(6,551)
Share-based compensation expense	-	-	2,328	-	-	-	2,328	-	2,328
Dividend paid	-	-	-	-	(2,111)	-	(2,111)	-	(2,111)
Noncontrolling interest sold	-	-	-	-	-	-	-	(46,984)	(46,984)
Noncontrolling interest dividends - Wuhu	-	-	-	-	-	-	-	(329)	(329)
Balance at December 31, 2015	21,111,610	$220	$337,864	$(16,067)	$(44,030)	$(80,492)	$197,495	$9,224	$206,719
Net income	-	-	-	-	38,579	-	38,579	701	39,280
Other comprehensive income / (loss)	-	-	-	-	-	(2,891)	(2,891)	(480)	(3,371)
Total comprehensive income	-	-	-	-	-	-	35,688	221	35,909
Vesting of RSUs	77,912	1	(1)	-	-	-	-	-	-
Stock options exercised	25,670	-	305	-	-	-	305	-	305
Treasury stock	(856,061)	-	-	(19,578)	-	-	(19,578)	-	(19,578)
Share-based compensation expense	-	-	2,455	-	-	-	2,455	-	2,455
Dividend paid	-	-	-	-	(8,570)	-	(8,570)	-	(8,570)
Noncontrolling interest dividends - Wuhu	-	-	-	-	-	-	-	(3,301)	(3,301)
Balance at December 31, 2016	20,359,131	$221	$340,623	$(35,645)	$(14,021)	$(83,383)	$207,795	$6,144	$213,939

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Nature of Business

Tower International, Inc. and its subsidiaries (collectively referred to as the “Company” or “Tower International”), is a leading integrated global manufacturer of engineered automotive structural metal components and assemblies, primarily serving original equipment manufacturers (“OEMs”), including Ford, Volkswagen Group, Fiat-Chrysler, Volvo, Nissan, Daimler, Toyota, BMW, and Honda. Products include body structures, assemblies and other chassis, structures, and lower vehicle systems and suspension components for small and large cars, crossovers, pickups, and sport utility vehicles (“SUVs”). Including both wholly owned subsidiaries and majority owned subsidiaries, the Company has strategically located production facilities in the United States, Germany, Belgium, Slovakia, Italy, Poland, Mexico, and the Czech Republic, supported by engineering and sales locations in the United States, Germany, Italy, Brazil, Japan, China, and India.

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

The results of the Company’s Changchun Tower Golden Ring Automotive Products Co., Ltd. (“TGR”), Xiangtan DIT Automotive Products Co. Ltd. (“Xiangtan”), Tower Automotive (“Wuhu”) Company, Ltd. and Tower (“Ningbo”) DIT Automotive Products Co., Ltd. joint ventures in China along with all of the Company’s Brazilian operations are presented as discontinued operations in the Company’s Consolidated Financial Statements, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 205, Discontinued Operations.  Refer to Note 6 for additional information regarding the Company’s discontinued operations.

Accounting Pronouncements

Goodwill Impairment

On January 26, 2017, the FASB issued Accounting Standard Update (“ASU”) No. 2017-04, Simplifying the Test for Goodwill Impairment. This ASU simplifies the accounting for goodwill impairments by eliminating step 2 from the goodwill impairment test, and is effective for annual and any interim impairment tests for periods beginning after December 15, 2019. Early adoption of the ASU is allowed for all entities beginning with any goodwill impairment test occurring and performed after January 1, 2017. The Company does not expect a material financial statement impact related to the adoption of this ASU.

Revenue Recognition

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. This ASU outlines a single comprehensive model for entities to utilize to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that will be received in exchange for the goods and services. Additional disclosures will also be required to enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB deferred the effective date of this standards update to fiscal years beginning after December 15, 2017, with early adoption permitted on the original effective date of fiscal years beginning after December 15, 2016. In 2016, the FASB issued ASU No. 2016-08, ASU No. 2016-10, ASU No. 2016-11, and ASU 2016-12, all of which amend the implementation guidance and illustrations in the Board’s new revenue standard.

The new revenue standards may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption.  The Company currently expects to adopt the new revenue standards in its first quarter of 2018 utilizing the full retrospective transition method.  The Company does not expect the adoption of the new revenue standards to have a material impact on its consolidated financial statements, but we are still evaluating certain contracts with customers related to the development of tooling used in the manufacture of our products.

Inventory

In July 2015, the FASB issued ASU No. 2015-11, Inventory: Simplifying the Measurement of Inventory, which requires entities that measure inventory using first-in, first-out (FIFO) or average cost, to measure inventory at the lower of cost and net realizable value. This ASU is effective prospectively for annual periods beginning after December 15, 2016, and interim periods therein. The Company does not expect a material financial statement impact related to the adoption of this ASU.

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

Stock Compensation

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for employee share-based payment transactions. This ASU is effective for annual reporting periods beginning after December 15, 2016, and interim periods therein. Upon adoption in the first quarter of 2017, the Company will record a cumulative adjustment for previously unrecognized tax benefits to retained earnings of approximately $5.3 million.

Presentation of Debt Issuance Costs

In April 2015, the FASB issued ASU No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30) Simplifying the Presentation of Debt Issuance Costs.  ASU 2015-03 changes the presentation of debt issuance costs in financial statements.  Under the ASU, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset.  Amortization of the costs is reported as interest expense.  The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016.  Early adoption is allowed, and requires that the guidance be applied retrospectively to all prior periods.  The Company elected to early adopt this guidance as of December 31, 2015.  The Company had debt issuance costs, net of amortization, of $6.1 million and $9 million as of December 31, 2016 and December 31, 2015, respectively.  These amounts are reflected in the Consolidated Balance Sheets as a direct deduction from long-term debt, net of current maturities, rather than as an asset, in accordance with the new guidance.

Balance Sheet Classification of Deferred Taxes

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes.  This ASU is part of the Board’s simplification initiative aimed at reducing complexity in accounting standards.  Under this new guidance all deferred tax assets and liabilities, along with any related valuation allowance, are classified as noncurrent on the balance sheet.  The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016.  Early adoption is allowed, and may be applied either prospectively, for all deferred tax assets and liabilities, or retrospectively.  The Company elected to early adopt this guidance and apply it retrospectively as of December 31, 2015.  Upon adoption the Company had current deferred tax assets of $6.9 million and current deferred tax liabilities of $0.9 million.  These amounts are reflected in the Consolidated Balance Sheets as non-current, rather than current, in accordance with the new guidance.

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

d. Inventories

Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method. Maintenance, repair, and non-productive inventory, which are considered consumables, are expensed when acquired and included in the Consolidated Statements of Operations as cost of sales. Inventories consist of the following (in thousands):

	December 31, 2016	December 31, 2015
Raw materials	$31,993	$32,553
Work in process	14,721	12,911
Finished goods	24,996	21,184
Total inventory	$71,710	$66,648

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

The components of capitalized tooling costs are as follows (in thousands):

	December 31, 2016	December 31, 2015
Customer-owned tooling, net	$87,934	$58,801
Company-owned tooling	-	16
Total tooling, net	$87,934	$58,817

Any gain recognized, which is defined as the excess of reimbursement over cost, is amortized over the life of the program. If estimated costs are expected to be in excess of reimbursement, a loss is recorded in the period in which the loss is estimated.

f. Property, Plant, and Equipment

Property, plant, and equipment are recorded at cost, less accumulated depreciation. Depreciation expense was $72.1 million, $72.3 million, and $77.9 million for the years ended December 31, 2016, 2015, and 2014, respectively. Depreciation is computed using the straight-line method over the following estimated useful lives of assets:

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

Property, plant, and equipment consist of the following (in thousands):

	December 31,	December 31,
	2016	2015
Cost:
Land	$16,607	$16,458
Buildings and improvements	177,156	174,326
Machinery and equipment	837,632	772,320
Construction in progress	93,018	90,623
Property, plant, and equipment, gross	1,124,413	1,053,727
Less: accumulated depreciation	(658,844)	(625,840)
Property, plant, and equipment, net	$465,569	$427,887

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

Asset retirement obligations are included in other non-current liabilities in the Consolidated Balance Sheets. The following table reconciles the Company’s asset retirement obligations as of December 31, 2016 and 2015 (in thousands):

	December 31,	December 31,
	2016	2015
Beginning balance	$16,800	$17,136
Accretion expense	(192)	549
Liabilities settled	(114)	(1,209)
Change in estimate	890	324
Ending balance	$17,384	$16,800

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

i. Goodwill and Other Intangible Assets

Goodwill represents the excess of the cost of an acquisition over the fair value of net assets acquired. Goodwill is not amortized, but it is tested for impairment on, at a minimum, an annual basis. In accordance with FASB ASC No. 350, Intangibles—Goodwill and Other, a two-step process is utilized in reviewing for impairment. The first step in the process requires the identification of reporting units and comparison of the fair value of each reporting unit to its respective carrying value. If the carrying value of a unit is less than its fair value, no impairment is deemed to exist and step two is not necessary.  If the carrying value of a unit is greater than its fair value, step two is required.  The second step in the impairment review process requires the computation of impairment by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of its goodwill. In accordance with FASB ASC No. 350, which requires goodwill be tested for impairment annually and at the same time each year, the Company performs an annual impairment review each year at year-end. The Company will also test goodwill for impairment when an event occurs or circumstances change such that it is reasonably possible that impairment may exist.

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

The results of the Company’s 2016 annual goodwill impairment analysis indicated that the fair value of the Europe and North America reporting units were in excess of carrying value: thus, no impairment existed at December 31, 2016.

The results of the Company’s 2015 annual goodwill impairment analysis indicated that the fair value of the Europe and North America reporting units was in excess of its carrying value: thus, no impairment existed at December 31, 2015.

The change in the carrying amount of goodwill is set forth below by reportable segment and on a consolidated basis (in thousands):

p
	Europe	North America	Consolidated
Balance at December 31, 2014	$56,691	$-	$56,691
Goodwill from Mexico acquisition	-	8,956	8,956
Currency translation adjustment	(5,801)	(506)	(6,307)
Balance at December 31, 2015	50,890	8,450	59,340
Currency translation adjustment	(1,597)	(1,360)	(2,957)
Balance at December 31, 2016	$49,293	$7,090	$56,383

During the third quarter of 2015 in the North America segment the Company recorded goodwill of $9.0 million, this represents the cost in excess of the net assets acquired, as part of the acquisition of a facility in Mexico. Refer to Note 4 for further information regarding this acquisition. Additionally, an intangible asset of $3.6 million, was recorded as part of the previously discussed acquisition in Mexico. This intangible asset has a definite life and will be amortized on a straight-line basis over seven years, the estimated life of the related asset, which approximates the recognition of related revenues.

The Company incurred amortization expense related to intangible assets of $0.4 million, $0.2 million, and $1.2 million for the years ended December 31, 2016, 2015, and 2014, respectively.

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

The Company formally documents hedge relationships, including the identification of the hedging instruments and the hedged items, as well as the risk management objectives and strategies for undertaking the hedge transaction. To the extent that derivative instruments qualify, and are designated as, cash flow or net investment hedges, the effective portion is recorded as a component of Accumulated Other Comprehensive Income (AOCI) and the ineffective portion is recorded as interest expense.  All hedges are presented in the Consolidated Balance Sheets at fair value as other assets, net or other non-current liabilities with a corresponding offset to AOCI.  The Company also formally assesses whether a derivative used in a hedging transaction is highly effective in offsetting changes in either the fair value or cash flows of the hedged item at inception and on a quarterly basis, thereafter. If the Company determines that a derivative ceases to be an effective hedge, it will discontinue hedge accounting.

k. Fair Value of Financial Instruments

FASB ASC No. 820, Fair Value Measurements, defines fair value as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants, at the measurement date (i.e., the exit price). The exit price is based upon the amount that the holder of the asset or liability would receive or need to pay in an actual transaction or in a hypothetical transaction if an actual transaction does not exist at the measurement date. In some circumstances, the entry and exit price may be the same; however, they are conceptually different.

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

Level 1:Quoted market prices in active markets for identical assets and liabilities;

Level 2:Inputs, other than Level 1 inputs, that are either directly or indirectly observable; and

Level 3:Unobservable inputs developed using estimates and assumptions that reflect those that market participants would use.

At December 31, 2016, the carrying value and estimated fair value of the Company’s total debt was $390.6 million and $394.2 million, respectively. At December 31, 2015, the carrying value and estimated fair value of the Company’s total debt was $446.6 million and $429.9 million, respectively. The majority of the Company’s debt at December 31, 2016 and 2015 was comprised of the Term Loan Credit Facility, which can be traded between financial institutions. Accordingly, this debt has been classified as Level 2. The fair value was determined based upon quoted values. The remainder of the Company’s debt, primarily consisting of foreign subsidiary indebtedness, is asset-backed and is classified as Level 3. As this debt carries variable rates and minimal credit risk, the book values approximate the fair values.

The Company has foreign currency exchange hedges and an interest rate swap that were measured at fair value on a recurring basis at December 31, 2016 and 2015. These instruments are recorded in other assets, net or other non-current liabilities in the Company’s Consolidated Balance Sheets and the fair value is measured using Level 2 observable inputs such as foreign currency exchange rates, swap rates, cross currency basis swap spreads and interest rate spreads. At December 31, 2016, the foreign currency exchange hedge (net investment hedge of our European subsidiaries) had a liability fair value of $5 million.  The interest rate swap (not designated for hedge accounting) had a liability fair value of $2.5 million. At December 31, 2015, the foreign currency exchange hedge (net investment hedge of our European subsidiaries) had an asset fair value of $9 million.  The interest rate swap (not designated for hedge accounting) had a liability fair value of $2.6 million.

The following table provides each major category of assets and liabilities measured at fair value on a nonrecurring basis during the year ended December 31, 2016 (in millions):

	Quoted prices in active	Significant other	Significant
	markets for identical	observable	unobservable
	assets	inputs	inputs
	Level 1	Level 2	Level 3	Total gains / (losses)
Long-lived assets held for sale	Not applicable	Not applicable	$4.6	$(3.1)
Long-lived assets held for sale	Not applicable	Not applicable	18.6	(15.0)

In accordance with FASB ASC No. 360, Property, Plant, & Equipment, the long-lived assets held for sale related to the Ningbo joint venture in China, with a carrying amount of $7.7 million were written down to their fair value of $4.6 million, resulting in a loss of $3.1 million, which was included in the Company’s Consolidated Statements of Operations for the twelve months ended December 31, 2016 as income / (loss) from discontinued operations, net of tax. The fair value of the assets was determined based upon consideration of the negotiated sales price in the sales agreement.

 In accordance with FASB ASC No. 360, Property, Plant, & Equipment, the long-lived assets held for sale related to the Company’s remaining Brazilian operations, with a carrying amount of $33.6 million were written down to their fair value of $18.6 million,  resulting in a loss of $15 million, which was included in the Company’s Consolidated Statements of Operations for the twelve months ended December 31, 2016 as income / (loss) from discontinued operations, net of tax. This fair value adjustment of $15 million reflects that upon the sale of the Brazilian operations, the cumulative translation adjustment will need to be reclassified to earnings.

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

For the year ended December 31, 2015, in accordance with FASB ASC No. 360, Property, Plant, & Equipment, long-lived assets of one of the joint ventures held for sale, with a carrying amount of $9.3 million, were adjusted to their fair value of $13.4 million, resulting in a gain of $4.1 million, which is included in income / (loss) from discontinued operations, net of tax for the year ended December 31, 2015. This gain represents the reversal of a portion of the impairment loss recorded in 2014. The fair value of the assets was determined based upon consideration of the negotiated sales price in the sales agreement.

The following table provides each major category of assets and liabilities measured at fair value on a nonrecurring basis during the year ended December 31, 2014 (in millions):

	Quoted prices in active	Significant other	Significant
	markets for identical	observable	unobservable
	assets	inputs	inputs
	Level 1	Level 2	Level 3	Total gains / (losses)
Long-lived assets held for sale	Not applicable	Not applicable	$56.3	$(22.9)
Long-lived assets held for sale	Not applicable	Not applicable	2.5	(2.3)
Goodwill	Not applicable	Not applicable	-	(2.3)

For the year ended December 31, 2014, in accordance with FASB ASC No. 360, long-lived assets of one of the joint ventures held for sale, with a carrying amount of $78.2 million, were written down to their fair value of $56.3 million, less estimated costs to sell, resulting in a loss of $22.9 million, which is included in income / (loss) from discontinued operations, net of tax for the year ended December 31, 2014. The fair value of the assets was determined based upon consideration of the negotiated sales price in the preliminary sales agreement.

For the year ended December 31, 2014, in accordance with FASB ASC No. 360, long-lived assets held for sale, with a carrying amount of $4.8 million, were written down to their fair value of $2.5 million, less estimated costs to sell, resulting in a loss of $2.3 million, which is included in income / (loss) from discontinued operations, net of tax for the year ended December 31, 2014. Fair value of the assets was determined using a third party appraisal based on current market conditions.

For the year ended December 31, 2014, in accordance with FASB ASC No. 350, Intangibles – Goodwill and Other, goodwill with a carrying amount of $2.3 million was written down to its fair value of $0 million, resulting in a loss of $2.3 million, which is included in income / (loss) from discontinued operations, net of tax in our Consolidated Statements of Operations for the year ended December 31, 2014. Fair value of the assets was determined using the income approach based on projected debt free cash flow, which is discounted to the present value using discount factors that consider the timing and risk of cash flows.

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

n. Segment Reporting

The Company determines its reportable segments based upon the guidance in FASB ASC No. 280, Segment Reporting. The Company defines its operating segments as components of its business where separate financial information is available. In periods prior to the second quarter of 2016, the Company was comprised of four operating segments: Europe, China, North America, and South America. These operating segments were aggregated into two reportable segments. The International segment consisted of Europe and China and the Americas segment consisted of North America and South America. Since the Company’s remaining operations in China and Brazil are currently reported as Discontinued Operations, the new reportable segments are Europe and North America.  Prior periods have been recast to conform to the new segment presentation.

o. Foreign Currency Translation

The functional currency of the Company’s foreign operations is the local currency in which they operate. Assets and liabilities of the Company’s foreign operations are translated into U.S. dollars using the applicable period-end exchange rates. Results of operations are translated at applicable average rates prevailing throughout the period. Gains or losses resulting from foreign currency translation are reported as foreign currency translation adjustments, a separate component of AOCI, in the Consolidated Statements of Comprehensive Income / (Loss). Gains and losses resulting from foreign currency transactions are recognized in net income / (loss) in the Consolidated Statements of Operations and were immaterial for all periods presented.

p. Exit or Disposal Activities

Costs to idle, consolidate, or close facilities and provide postemployment benefits to employees are accrued based on management’s best estimate of the wage and benefit costs that will be incurred. Costs related to idling of employees that is expected to be temporary are expensed as incurred. Costs to terminate a contract without economic benefit to the Company are expensed at the time the contract is terminated. One-time termination benefits that are not subject to contractual arrangements, provided to employees who are involuntarily terminated, are recorded after management commits to a detailed plan of termination, communicates the plan to employees, and when actions required to complete the plan indicate that significant changes are not likely. If employees are required to render services until they are terminated in order to earn termination benefits, the benefits are recognized ratably over the future service period.

q. Share-based Compensation

The Company measures compensation cost arising from the grant of share-based awards to employees at fair value. The Company recognizes such costs in income over the period during which the requisite service is provided. Refer to Note 12 for further discussion regarding share-based compensation.

r. Accumulated Other Comprehensive Income / (Loss)

The following table presents the components of accumulated other comprehensive loss (in thousands):

	As of December 31, 2016	As of December 31, 2015
Foreign currency translation adjustments, net of tax of $10.1 million and $7.8 million	$(44,411)	$(40,490)
Defined benefit plans, net of tax of $14.2 million and $13.5 million	(38,972)	(40,002)
Accumulated other comprehensive loss	$(83,383)	$(80,492)

The following table presents the changes in accumulated other comprehensive loss by component for the year ended December 31, 2016 (in thousands):

		Foreign Currency
	Defined Benefit	Translation
	Plan, Net of Tax	Adjustments	Total
Balance at December 31, 2015	$(40,002)	$(40,490)	$(80,492)
Other comprehensive income / (loss) before reclassification	1,030	(3,921)	(2,891)
Net current-period other comprehensive income / (loss)	1,030	(3,921)	(2,891)
Balance at December 31, 2016	$(38,972)	$(44,411)	$(83,383)

The following table presents the changes in accumulated other comprehensive loss by component for the year ended December 31, 2015 (in thousands):

		Foreign Currency
	Defined Benefit	Translation
	Plan, Net of Tax	Adjustments	Total
Balance at December 31, 2014	$(39,690)	$(7,224)	$(46,914)
Other comprehensive loss before reclassification	(312)	(33,266)	(33,578)
Net current-period other comprehensive loss	(312)	(33,266)	(33,578)
Balance at December 31, 2015	$(40,002)	$(40,490)	$(80,492)

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

Note 4.  Acquisition of Operations in Mexico City, Mexico

On July 24, 2015, a subsidiary of the Company acquired 100% of the issued and outstanding shares of Herrajes y Acabados Metálicos, S.A. de C.V. (“Hamsa”). The acquisition was accounted for as a purchase under the acquisition method in accordance with FASB ASC No. 805, Business Combinations.  The total purchase price was approximately $26.1 million, which does not include direct acquisition costs of approximately $0.4 million.  The acquisition was recorded by allocating the purchase price to the assets acquired, including identifiable intangible assets, and liabilities assumed, based on their estimated fair values at the date of acquisition.  There was goodwill of $9 million which is not tax deductible and an intangible asset of $3.6 million recorded in connection with the acquisition.  Supplemental pro forma disclosures are not included as the amounts are deemed immaterial.

The allocation of the purchase price for the acquisition was made to the following major opening balance sheet categories (in thousands):

Assets Acquired
Current assets	$13,939
Property, plant and equipment	5,589
Intangibles	3,640
Other non-current assets	115
Total assets acquired	23,283
Liabilities assumed	(10,499)
Net assets acquired	$12,784
Total cash to seller	$26,110
Less: cash on hand	(4,370)
Purchase price, net	21,740
Less: net assets acquired	(12,784)
Goodwill	$8,956

Note 5.  Restructuring and Asset Impairment Charges

As of December 31, 2016, the Company has executed various restructuring plans and may execute additional plans in the future to realign manufacturing capacity to prevailing global automotive production and to improve the utilization of remaining facilities. Estimates of restructuring charges are based on information available at the time such charges are recorded. Due to the inherent uncertainty involved in estimating restructuring expenses, actual amounts paid for such activities may differ from amounts initially recorded. Accordingly, the Company may record revisions of previous estimates by adjusting previously established reserves.

Restructuring Charges

Net restructuring and asset impairment charges for each of the Company’s segments include the following (in thousands):

	Year Ended December 31,
	2016	2015	2014
Europe	$117	$231	$3,995
North America	5,272	7,588	7,416
Consolidated	$5,389	$7,819	$11,411

The following table sets forth the Company’s net restructuring and asset impairment charges by type for the periods presented (in thousands):

	Year Ended December 31,
	2016	2015	2014
Employee termination costs	$811	$260	$1,068
Other exit costs	4,578	7,559	8,081
Asset impairment	-	-	2,262
Total restructuring expense	$5,389	$7,819	$11,411

The charges incurred during 2016, 2015, and 2014 primarily related to the following actions:

2016 Actions

During the year ended December 31, 2016, the charges incurred in the North America segment related to the buyout of a lease on a previously closed facility, ongoing maintenance expense of facilities closed as a result of prior actions and severance charges to reduce fixed costs. The charges incurred in the Europe segment related to severance charges to reduce fixed costs and a revision of a previous estimate.

2015 Actions

During the year ended December 31, 2015, the charges incurred in the North America segment related to a liability established to reflect a change in estimated future rents on a previously closed facility, ongoing maintenance expense of facilities closed as a result of prior actions and severance charges to reduce fixed costs. The charges incurred in the Europe segment related to severance charges to reduce fixed costs and a revision of a previous estimate.

2014 Actions

During the year ended December 31, 2014, the charges incurred in the North America segment related to the buyout of a lease on a previously closed facility, ongoing maintenance expense of facilities closed as a result of prior actions, and severance charges to reduce fixed costs. The charges incurred in the Europe segment related to an impairment charge on a facility in None, Italy and severance charges in Europe to reduce fixed costs.

Restructuring Reserve

The following table summarizes the activity in the restructuring reserve, which is included in the Consolidated Balance Sheets in accrued liabilities, by segment, for the above-mentioned actions through December 31, 2016 (in thousands):

	Europe	North America	Consolidated
Balance at December 31, 2014	1,132	$1,357	$2,489
Payments	(1,248)	184	(1,064)
Increase in liability	231	29	260
Adjustment	(16)	(1,357)	(1,373)
Balance at December 31, 2015	$99	$213	$312
Payments	(124)	(710)	(834)
Increase in liability	117	694	811
Balance at December 31, 2016	$92	$197	$289

Except as disclosed in the table above, the Company does not anticipate incurring additional material cash charges associated with the actions described above. The increase in the restructuring reserve set forth in the table above does not agree with the restructuring charges for the period, as certain items are expensed as incurred related to the actions described.

The restructuring reserve decreased during the year ended December 31, 2016, reflecting primarily payments of other exit costs related to prior accruals, offset partially by accruals for severance. The restructuring reserve decreased during the year ended December 31, 2015, reflecting primarily payments of other exit costs related to prior accruals and an adjustment of other exit costs related to prior accruals for the Americas, offset partially by accruals for severance.

During the year ended December 31, 2016, the Company incurred payments related to prior accruals in Europe of $0.1 million and in North America of $0.7 million. During the year ended December 31, 2015, the Company incurred payments related to prior accruals in Europe of $1.2 million.

Note 6.  Discontinued Operations and Assets Held for Sale

The following table discloses select financial information of the discontinued operations of the Company’s Chinese joint ventures and Brazilian operations (in thousands):

	Year Ended December 31,
	2016	2015	2014
Revenues	$119,786	$245,680	$343,422
Gain / (loss) from sale of Xiangtan/TGR discontinued operations	-	18,806	-
Income / (loss) from discontinued operations:
Income / (loss) before provision for income taxes and
equity in income / (loss) of joint venture	(14,494)	11,764	(9,300)
Provision for income taxes	2,514	1,394	4,154
Equity in (income) / loss of joint venture, net of tax	-	46	651
Income / (loss) from discontinued operations, net of tax	$(17,008)	$10,324	$(14,105)

Sale of China Joint Ventures

On December 6, 2015, the Company completed the sale of our equity interest in our Xiangtan joint venture. The sale agreement provided for the repayment of $9.9 million of the Company’s shareholder loans to the joint venture, and the purchase of the Company’s equity in the joint venture for $3.5 million, net of tax.

On December 31, 2015, the Company completed the sale of our equity interest in our TGR joint venture. The sale agreement provided for the purchase of the Company’s equity in the joint venture for $29.4 million, and the payment of a dividend of $14.8 million, net of tax.

As of December 31, 2015, all proceeds from both transactions were received.

In October of 2016, the Company entered into agreements in principle to sell its two remaining joint ventures in China:  Tower Automotive (“Wuhu”) Company, Ltd. and Tower (“Ningbo”) DIT Automotive Products Co., Ltd.  The sale agreements provided for purchase of the Company’s equity in the joint ventures for approximately $25 million, net of tax. Both agreements are subject to Chinese government approval.  The Company received proceeds of $4.5 million from these sales in the fourth quarter of 2016, the remainder is expected to be received during 2017.  No material gain or loss on sale is expected to be recorded except for the impairment loss of $3.1 million recorded in the period ended June 30, 2016 related to Ningbo.

All of our China joint ventures are considered held for sale in accordance with FASB ASC No. 360, Property, Plant, and Equipment, and presented as discontinued operations in the Consolidated Financial Statements, in accordance with FASB ASC No. 205, Discontinued Operations.

Sale of Brazil Facility

On December 21, 2015, the Company sold one of its two operations in Brazil. Net cash proceeds from this sale were $9.5 million.   During the second quarter of 2016, the Company’s Board of Directors approved a plan to sell the Company’s remaining business operations in Brazil. At December 31, 2016, the remaining Brazilian business operations are considered held for sale in accordance with FASB ASC No. 360, Property, Plant, and Equipment, and presented as discontinued operations in the Consolidated Financial Statements, in accordance with FASB ASC No. 205, Discontinued Operations.

The following table summarizes assets and liabilities held for sale by category (in thousands):

	December 31, 2016	December 31, 2015

ASSETS
Current assets	$59,137	$55,474
Property, plant, and equipment, net	47,640	45,272
Other assets, net	13,575	12,918
Fair value adjustment	(18,100)	-
Total assets held for sale	$102,252	$113,664

LIABILITIES
Short-term debt and current maturities of capital lease obligations	$2,792	$886
Accounts payable and accrued liabilities	43,661	37,039
Total current liabilities	46,453	37,925

Long-term debt, net of current maturities	2,393	3,102
Other non-current liabilities	4,464	3,130
Total non-current liabilities	6,857	6,232
Total liabilities held for sale	$53,310	$44,157

During the second quarter of 2016, the Company recorded a fair value adjustment of $18.1 million related to the planned sale of the Company’s remaining Brazil and China operations. Of that amount, $15 million represents the cumulative translation adjustment related to Brazil and $3.1 million reflects a fair value adjustment to the Ningbo joint venture in China.

In the period ended September 30, 2015, we recorded a $4.1 million gain on the sale of a joint venture in Xiangtan China.

Note 7.  Debt

Short-Term Debt

Short-term debt consists of the following (in thousands):

	December 31, 2016	December 31, 2015
Current maturities of debts (excluding capital leases)	$33,277	$28,528
Current maturities of capital leases	934	964
Total short-term debt	$34,211	$29,492

Long-Term Debt

Long-term debt consists of the following (in thousands):

	December 31, 2016	December 31, 2015
Term Loan Credit Facility (net of discount of $827 and $1,222)	$361,798	$415,903
Other foreign subsidiary indebtedness	28,777	30,703
Debt issue costs	(6,066)	(8,962)
Total debt	384,509	437,644
Less: Current maturities of debts (excluding capital leases)	(33,277)	(28,528)
Total long-term debt	$351,232	$409,116

Future maturities of long-term debt as of December 31, 2016 are as follows (in thousands):

2017	$33,277
2018	4,500
2019	4,500
2020	348,298
2021	-
Thereafter	-
Total	$390,575
Less: Debt issue costs	(6,066)
Total, net of debt issue costs	$384,509

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

The Term Loan Borrower’s obligations under the Term Loan Credit Facility are guaranteed by the Company on an unsecured basis and guaranteed by Term Loan Holdco and certain of the Company's other direct and indirect domestic subsidiaries on a secured basis (the “Subsidiary Guarantors”). The Term Loan Credit Facility is secured by (i) a first priority security interest in certain assets of the Term Loan Borrower and the Subsidiary Guarantors, other than, inter alia, accounts receivable, chattel paper, inventory, cash deposit accounts, securities accounts, machinery, equipment and real property and all contract rights, and records and proceeds relating to the foregoing and (ii) on a second priority basis to all other assets of the Term Loan Borrower  and the Subsidiary Guarantor which have been pledged on a first priority basis to the agent for the benefit of the lenders under the Amended Revolving Credit Facility described below.

The Term Loan Credit Agreement includes customary covenants applicable to certain of the Company’s subsidiaries and includes customary events of default and amounts due there under may be accelerated upon the occurrence of an event of default.

On January 15, 2016, the Company made a $50 million voluntary repayment on its Term Loan Credit Facility.  In connection with this prepayment, the Company accelerated the amortization of the original issue discount and the associated debt issue costs by $0.7 million in the first quarter of 2016.

As of December 31, 2016, the outstanding principal balance of the Term Loan Credit Facility was $361.8 million (net of a remaining $0.8 million original issue discount) and the effective interest rate was 4.00% per annum.

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

The Third Amended Revolving Credit Facility Agreement provides for a cash flow revolving credit facility (the “Amended Revolving Credit Facility”) in the aggregate amount of up to $200 million. The Third Amended Revolving Credit Facility Agreement also provides for the issuance of letters of credit in an aggregate amount not to exceed $50 million, provided that the total amount of credit (inclusive of revolving loans and letters of credit) extended under the Third Amended Revolving Credit Facility Agreement is subject to an overall cap, on any date, of $200 million. The Company may request the issuance of Letters of Credit denominated in Dollars or Euros. The expiration date for the Amended Revolving Credit Facility is September 16, 2019.

Advances under the Amended Revolving Credit Facility bear interest at an alternate base rate plus a base rate margin or LIBOR plus a Eurodollar margin. The applicable margins are determined by the Company’s Total Net Leverage Ratio (as defined in the Third Amended Revolving Credit Facility Agreement). The applicable margin for the base rate based borrowings as of December 31, 2016 was 1.5%. The applicable margin for the LIBOR based borrowings as of December 31, 2016 was 2.5%. The Company will pay a commitment fee at a rate equal to 0.50% per annum on the average daily unused total revolving credit commitment.

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

As of December 31, 2016, there was $191 million of borrowing availability under the Amended Revolving Credit Facility, of which no borrowings were outstanding and $9 million letters of credit were outstanding.

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

Other Foreign Subsidiary Indebtedness

As of December 31, 2016, other foreign subsidiary indebtedness of $28.8 million consisted primarily of receivables factoring in Europe of $22.3 million, and other indebtedness in Europe of $6.5 million.

The change in foreign subsidiary indebtedness from December 31, 2015 to December 31, 2016 is explained by the following (in thousands):

Europe
Balance at December 31, 2015	$30,703
Maturities of indebtedness	(1,315)
Change in borrowings on credit facilities, net	353
Foreign exchange impact	(964)
Balance at December 31, 2016	$28,777

Generally, borrowings of foreign subsidiaries are made under credit agreements with commercial lenders and are used to fund working capital and other operating requirements.

Europe

As of December 31, 2016, the receivables factoring facilities balance available to the Company was $22.3 million (€21.2 million), of which the entire amount was drawn. These are uncommitted, demand facilities which are subject to termination at the discretion of the banks and bear interest rates based upon the average three month EURIBOR plus a spread ranging from 2.50% to 3.00%. The effective annual interest rates as of December 31, 2016 ranged from 2.18% to 2.68%, with a weighted average interest rate of 2.52% per annum. Any receivables factoring under these facilities is with recourse and is secured by the accounts receivable factored. These receivables factoring transactions are recorded in the Company’s Consolidated Balance Sheets in short-term debt and current maturities of capital lease obligations.

As of December 31, 2016, the secured line of credit balance available to the Company was $8.8 million (€8.3 million), of which no borrowings were outstanding. The facility bears an interest rate based on the EURIBOR plus a spread of 1.9% and has a maturity date of October 2017.  The facility is secured by certain accounts receivable related to customer funded tooling, real estate, and other assets and are subject to negotiated prepayments upon the receipt of funds from completed customer projects.

As of December 31, 2016, the Company’s European subsidiaries had borrowings of $6.5 million (€6.1 million) under a term loan, which had an annual interest rate of 6.25% and a maturity date of November 2017.  This term loan is secured by certain machinery and equipment.

As of December 31, 2016, the Company’s European subsidiaries had an asset-based revolving credit facility balance available to the Company of $29.6 million, of which no borrowings were outstanding. This facility bears an interest rate based upon the one month LIBOR plus a spread of 3.00% to 4.00% and has a maturity date of October 2017.  The Company will pay a commitment fee at a rate equal to 0.50% per annum on the average daily unused total revolving credit commitment. Availability on the credit facility is determined based upon the appraised value of certain machinery, equipment, and real estate, subject to a borrowing base availability limitation and customary covenants.

Covenants

As of December 31, 2016, the Company was in compliance with all financial covenants that govern its credit agreements.

Capital Leases

The Company had the following capital lease obligations as of the dates presented (in thousands). These capital lease obligations expire in March 2018:

	December 31, 2016	December 31, 2015
Current maturities of capital leases	$934	$964
Non-current maturities of capital leases	4,863	5,984
Total capital leases	$5,797	$6,948

Debt Issue Costs

The Company had debt issuance costs, net of amortization, of $6.1 million and $9 million as of December 31, 2016 and December 31, 2015, respectively.  These amounts are reflected in the Consolidated Balance Sheets as a direct deduction from long-term debt, net of current maturities, rather than as an asset, in accordance with ASU No. 2015-03.

The Company incurred interest expense related to the amortization of debt issue costs of $2.9 million, $2.4 million, and $3 million for the years ended December 31, 2016, 2015, and 2014, respectively.

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

At December 31, 2016 (when the U.S. dollar / Euro exchange spot rate was $1.0516) and December 31, 2015, the following amounts were recorded in the Consolidated Balance Sheets as being receivable from or payable to counterparties under FASB ASC No. 815, Derivatives and Hedging (in thousands):

	Location	December 31, 2016	December 31, 2015
Liabilities
Net investment hedge	Other non-current liabilities	$4,993	$9,005
Interest rate swap	Other non-current liabilities	2,451	2,592

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

The following table presents deferred gains / (losses) reported in AOCI at December 31, 2016 and December 31, 2015, respectively (in thousands):

	Deferred gain in AOCI
	Year Ended December 31,
	2016	2015
Net investment hedge	$35,699	$29,139
Total	$35,699	$29,139

Derivative instruments held during the period resulted in the following expense recorded in income during the year ended December 31, 2016 and December 31, 2015, respectively (in thousands):

	(Income) / expense recognized
	(ineffective portion)
	Year Ended December 31,
	2016	2015
Net investment hedge	$2,548	$314
Interest rate swap	(141)	2,291
Total	$2,407	$2,605

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

The summary of income before provision for income taxes and noncontrolling interests consisted of the following (in thousands):

	Year Ended December 31,
	2016	2015	2014
Domestic	$36,812	$32,998	$40,718
Foreign	36,722	28,625	7,810
Total	$73,534	$61,623	$48,528

The provision / (benefit) for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2016	2015	2014
Current:
Domestic – Federal	$152	$487	$350
Domestic – State	1,179	346	33
Foreign	6,369	6,287	7,151
Total	7,700	7,120	7,534
Deferred and other:
Domestic – Federal	6,564	(117,582)	—
Domestic – State	882	(11,540)	—
Foreign	2,100	(1,842)	(198)
Total	9,546	(130,964)	(198)
Total provision/(benefit) for income taxes	$17,246	$(123,844)	$7,336

A reconciliation of income tax expense / (benefit) from continuing operations and the U.S. Federal statutory income tax expense were as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Taxes at U.S. Federal statutory rate	$25,737	$21,568	$16,985
State tax expense	1,511	1,036	33
Foreign tax rate differential	(1,950)	(2,575)	124
Valuation allowance	1,517	(121,082)	(12,551)
Permanent differences	(2,132)	659	654
Foreign withholding taxes	(231)	765	932
Increase/(decrease) in uncertain tax positions	772	275	17
U.S. taxes on foreign earnings	-	(3,500)	-
Tax credits	(7,855)	(23,136)	-
Other	(123)	2,146	1,142
Total income tax expense/(benefit)	$17,246	$(123,844)	$7,336

Deferred income taxes are primarily provided for temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities. The tax effects of each type of temporary difference and carryforward that give rise to a significant portion of deferred tax assets / (liabilities) are summarized as follows (in thousands):

	December 31,	December 31,
	2016	2015
Deferred income tax assets are attributable to:
Net operating loss carryforwards and tax credits	$111,423	$112,358
Non-deductible reserves and other accruals	35,728	34,235
Accrued pension and postretirement benefit obligations	24,341	25,123
Capitalized leases	7,696	8,626
Other	3,859	5,146
Total gross deferred income tax assets	183,047	185,488
Less: valuation allowance	(44,535)	(37,094)
Net deferred income tax assets	$138,512	$148,394
Deferred income tax liabilities are attributable to:
Deferred cancellation of indebtedness income	(6,912)	(10,360)
Long lived assets	(24,549)	(16,782)
Other	-	(212)
Total gross deferred income tax liabilities	(31,461)	(27,354)
Net deferred income tax asset/(liability)	$107,051	$121,040

As of December 31, 2016, the amount of valuation allowance that existed was $44.5 million. The valuation allowance increased $7.4 million during 2016 primarily due to increases in Netherlands net operating loss carryforwards. The Company continually monitors all available evidence to determine if sufficient future taxable income will be generated to utilize the existing deferred tax assets.   The Company also continues to maintain valuation allowances in certain international jurisdictions, and for certain state tax credits which are anticipated to expire before the Company can utilize them.

As of December 31, 2015, the amount of valuation allowance that existed was $37.1 million. The valuation allowance decreased in 2015 primarily due to the release of the valuation allowance in the United States and Italy.

The Company has U.S. net operating loss (“NOLs”) carryforwards of $113.9 million that expire during the years 2029 through 2033, state NOL carryforwards of $17.6 million and state credit carryforwards of $22 million that expire during the years 2017 to 2033. The Company also has tax credit carryforwards of $33.6 million related to Federal research and foreign tax credits. During 2013 the Company had an ownership change that limits the annual utilization of the Federal and some state net operating losses.  The annual Federal limitation is based on the value of the Company at the time of the change times the long-term tax exempt rate, plus additional adjustments for unrealized built in gains like deferred cancellation of indebtedness that are realized after the change. The Company does not expect the annual limitation will have a material effect on U.S. Federal tax payments.

The Company’s international subsidiaries have NOL carryforwards of $95.4 million and other local income tax NOL carryforwards of $3.4 million at December 31, 2016, many of which are unlimited, while others expire as soon as 2017.

We have not made a provision for U.S. income taxes or additional foreign withholding taxes related to investments in foreign subsidiaries that are indefinitely reinvested since any excess of the amount for financial reporting over the tax basis in these investments is not significant as of December 31, 2016.

Unrecognized Tax Benefits

A reconciliation of the beginning and ending amounts of unrecognized tax benefits are as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Unrecognized tax benefit – January 1	$11,379	$12,218	$18,224
Increase in prior year tax positions	-	-	646
Decrease in prior year tax positions	(3,714)	-	-
Increase in current year tax positions	1,483	2,866	1,180
Audit settlements	(1,531)	(2,504)	(489)
Lapse in statute of limitations	(340)	(296)	(161)
Foreign currency translation	(303)	(905)	(1,313)
Liabilities held for sale	(934)	-	(5,869)
Total	$6,040	$11,379	$12,218

Included in the balance of unrecognized tax benefits at December 31, 2016, 2015, and 2014 are $6 million, $10.3 million, and $11.2 million, respectively, of tax benefits that, if recognized, would affect the effective tax rate. These amounts are primarily associated with uncertainty over qualifying research expenses that generate U.S. Federal research credits and U.S. transfer pricing charges to foreign affiliates. Also included in the balance of unrecognized tax benefits at December 31, 2016, 2015 and 2014 are $4.4 million, $3.7 million, and $2.8 million, respectively, of tax benefits that, if recognized, would result in adjustments to other tax accounts, primarily deferred taxes.

The Company recognizes interest and penalties related to tax benefits as income tax expense. As of December 31, 2016, 2015 and 2014, the Company accrued for the payment of income tax related interest and penalties of $0.2 million, $1.4 million and $1.1 million, respectively. The amount of interest and penalty tax expense / (benefit) was $(0.7) million, $0.4 million and $0.4 million for the years ended December 31, 2016, 2015, and 2014, respectively.

The Company completed an Internal Revenue Service (“IRS”) audit of tax years 2011, 2012, and 2013 in 2016. There are no further IRS audits scheduled at present. The U.S. statute of limitation extends to the 2008 tax year because the net operating loss carryforward deductions from this year have not been fully utilized.   The Company is under audit in Germany for tax years 2010-2012.  In October 2016, the German Federal Fiscal Court ruled against the Company's appeal of disallowed interest deductions taken in tax years 2004 and 2005.  The court ruled the interest payments made by Germany to its parent were non-deductible dividends.  The Company was fully reserved for its position. The Company believes appropriate provisions for all outstanding tax issues have been made for all jurisdictions and all open years.

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

The Company’s funding policy is to annually contribute amounts to the Pension Plan’s related trust, sufficient to meet the minimum funding requirements of the Employee Retirement Income Security Act of 1974 (“ERISA”) and the Internal Revenue Code of 1986 (the “Code”). The Company expects minimum contribution requirements to the Pension Plan of $8.8 million during 2017. Benefit payments under the Pension Plan are estimated to be $17.5 million, $17.1 million, $17.2 million, $16.7 million, and $16.7 million for the years ending December 31, 2017, 2018, 2019, 2020, and 2021, respectively, for a total of $85.2 million during that five-year period. Aggregate benefit payments under the Pension Plan for the years 2022 through 2026 are estimated to be $79.9 million.

The following table provides a reconciliation of the changes in the fair value of Pension Plan assets and the change in the projected benefit obligation (in thousands):

	Year Ended	Year Ended
	December 31,	December 31,
	2016	2015
Reconciliation of fair value of Pension Plan assets:
Fair value of assets, beginning of period	$185,458	$201,577
Actual return	13,453	(5,280)
Employer contributions	7,646	9,614
Expenses paid from Pension Plan assets	(2,823)	(2,208)
Benefits paid	(17,261)	(18,245)
Fair value of assets, end of period	$186,473	$185,458
Change in projected benefit obligation:
Projected benefit obligation, beginning of period	$251,079	$270,214
Service cost	21	27
Interest cost	7,708	7,624
Actuarial (gain)/loss	6,553	(8,541)
Benefits paid	(17,261)	(18,245)
Projected benefit obligation, end of period	$248,100	$251,079
Funded status of the Pension Plan	$(61,627)	$(65,621)

At December 31, 2016 and 2015, the funded status of the Pension Plan is recorded as pension liability in the Consolidated Balance Sheets.

At the December 31, 2016 and 2015 measurement dates, the accumulated benefit obligation of the Pension Plan was approximately $248 million and $251 million, respectively.

The following table presents the components of the net periodic pension benefit cost / (income) of the Pension Plan (in thousands):

	2016	2015	2014
Service cost	$21	$27	$28
Interest cost	7,708	7,624	10,882
Expected return on plan assets	(10,316)	(12,056)	(13,017)
Amortization of prior service credit	(95)	(95)	(95)
Actuarial loss	8,330	9,066	4,160
Net periodic benefit cost/(income)	$5,648	$4,566	$1,958

Pre-tax amounts recognized in other comprehensive income / (loss) for the years ended December 31, 2016, 2015, and 2014 consist of the following (in thousands):

	Year Ended December 31,
	2016	2015	2014
Unrecognized gain/(loss)	$2,091	$(1,938)	$(24,901)
Amortization of prior service credit	(95)	(95)	(95)
Amount recognized	$1,996	$(2,033)	$(24,996)

The following table summarizes the amounts included in accumulated other comprehensive loss, net of tax, related to the Pension Plan (in thousands):

	As of December 31,
	2016	2015
Unrecognized loss	$(25,175)	$(27,266)
Net prior service credit	1,760	1,855
Deferred tax impact	(13,036)	(12,381)
Accumulated other comprehensive loss	$(36,451)	$(37,792)

The significant assumptions used in measuring the Company’s projected benefit obligation at the December 31, 2016 and 2015 measurement dates are as follows:

	Year Ended December 31,
	2016	2015
Discount rate	3.84%	4.01%
Annual rate of increase in compensation	4.5%	4.5%

The assumptions used in determining net periodic benefit cost are shown below:

	Year Ended December 31,
	2016	2015	2014
Discount rate	4.01%	3.65%	4.5%
Expected long-term rate of return on plan assets	7.4%	7.4%	7.4%
Annual rate of increase in compensation	4.5%	4.5%	4.5%

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

The Company invests the assets of the Pension Plan in a diversified portfolio, which consists of an array of asset classes and attempts to maximize returns while minimizing volatility. The allocation of Pension Plan assets at December 31, 2016 and 2015, as well as the Company’s 2016 target allocations, are as follows:

	Year Ended December 31,
Asset Classes:	2016	2015	2016 Target
Equity securities	55%	56%	50%
Non-equity investments	12%	8%	5%
Fixed income investments	23%	15%	40%
Cash and cash equivalents	2%	14%	—
Real estate	8%	7%	5%
Total	100%	100%	100%

The expected long-term rate of return on the Pension Plan’s assets assumptions are based upon modeling studies completed with the assistance of the Company’s actuaries and investment consultants. The models take into account inflation, asset class returns, and bond yields for both domestic and foreign markets. These studies, along with the history of returns for the Pension Plan, indicate that expected future returns, weighted by asset allocation, supported an expected long-term asset return assumption of 7.4% for 2016 and 2015.

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

The following table summarizes the Pension Plan assets measured at fair value as of December 31, 2016 and 2015 (in millions). Refer to Note 3 for definitions of Level 1, 2, and 3 financial instruments within the fair value hierarchy and the methods and assumptions used to estimate the fair value of marketable securities.

	Fair Value Measurements at December 31, 2016
		Quoted Prices in	Significant	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Asset Classes	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$4	$4	$—	$—
Equity securities	101	—	101	—
Mutual funds(b)	23	15	8	—
Corporate bonds	27	—	27	—
Government bonds	16	—	16	—
Equity long/short hedge funds(c)	1	—	—	1
Real estate investment funds	14	—	—	14
Total	$186	$19	$152	$15

	Fair Value Measurements at December 31, 2015
		Quoted Prices in	Significant	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Asset Classes	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents(a)	$25	$1	$24	$—
Equity securities	65	—	65	—
Mutual funds(b)	15	9	6	—
Corporate bonds	17	—	17	—
Government bonds	10	—	10	—
Equity long/short hedge funds(c)	40	—	8	32
Real estate investment funds	14	—	—	14
Total	$186	$10	$130	$46

 __________

(a)   Includes $22 million of accounts receivable for unsettled trades.

(b)This category consists of mutual fund investments that are focused on fixed income and international equity securities.

(c)This category includes hedge funds that invest both long and short in a variety of U.S. and international equities and currencies. Management of the hedge funds has the ability to shift investments from value to growth strategies, from small to large capitalization stocks, and from a net long position to a net short position.

For Pension Plan assets with fair value measurements using significant unobservable inputs (Level 3), reconciliations of beginning and ending balances are as follows (in millions):

Equity Long/Short
Hedge Funds
Balance at December 31, 2014	$29
Return on plan assets held at the reporting date	1
Transfers in(a)	9
Redemptions	(7)
Balance at December 31, 2015	$32
Return on plan assets held at the reporting date	-
Redemptions	(31)
Balance at December 31, 2016	$1

Real Estate
Investment Funds
Balance at December 31, 2014	$4
Purchases	10
Balance at December 31, 2015	$14
Return on plan assets held at the reporting date	2
Purchases	1
Redemptions	(3)
Balance at December 31, 2016	$14

_________

(a) The underlying assets in the fund changed from the prior year.

Defined Contribution Retirement Plans

The Company sponsors various qualified defined contribution retirement plans. Each plan serves a defined group of employees and has varying levels of Company contributions. The Company’s contributions to certain plans may be required by the terms of the Company’s collective bargaining agreements. During 2016, 2015, and 2014, the Company contributed $5.6 million, $5.4 million, and $5 million, respectively, to its defined contribution retirement plans.

Retirement Plans of Non-U.S. Operations

In certain circumstances, the Company may provide severance benefits to employees whose employment is terminated under a written agreement. The amount of benefits depends upon the length of service of the employee and whether the termination was voluntary or at the request of the Company. During 2016, 2015, and 2014, the Company recorded expenses associated with these non-U.S. plans of $1.1 million, $1 million, and $1.4 million, respectively.

Other Postretirement Plans

Life Insurance Plans

As of July 31, 2007, the Company assumed life insurance benefits for certain U.S. retirees and the benefit plans pursuant to which such life insurance benefits are provided. Expected future life insurance benefit payments amount to $0.7 million, $0.7 million, $1 million, $1 million, and $1 million for the years ending December 31, 2017, 2018, 2019, 2020, and 2021, respectively, for a total of $4.4 million during the five-year period. Aggregate expected benefit payments for the years 2022 through 2026 are $5.1 million.

The following table provides a reconciliation of the changes in the benefit obligation and funded status of the Company’s life insurance plans (in thousands):

	Year Ended	Year Ended
	December 31,	December 31,
	2016	2015
Reconciliation of fair value of life insurance plan assets:
Fair value of assets, beginning of period	$—	$—
Employer contributions	749	503
Benefits paid	(749)	(503)
Fair value of assets, end of period	$—	$—
Change in benefit obligation:
Benefit obligation, beginning of period	$16,012	$17,328
Service cost	5	7
Interest cost	539	529
Actuarial loss/(gain)	393	(1,349)
Benefits paid	(749)	(503)
Benefit obligation, end of period	$16,200	$16,012
Funded status of life insurance plans	$(16,200)	$(16,012)

At December 31, 2016 and 2015, the funded status of the Company’s life insurance plans is recorded as accrued liabilities and other non-current liabilities in the Consolidated Balance Sheets.

The following table provides the components of the net periodic benefit cost of the Company’s life insurance plans for the years ended December 31, 2016, 2015, and 2014 (in thousands):

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2016	2015	2014
Service cost	$5	$7	$8
Interest cost	539	529	698
Expected return on plan assets	—	—	—
Amortization of prior service credit	132	132	132
Net periodic benefit cost	$676	$668	$838

Pre-tax amounts recognized in other comprehensive income / (loss) at December 31, 2016, 2015, and 2014 consist of the following (in thousands):

	2016	2015	2014
Net actuarial gain/(loss)	$(393)	$1,349	$(1,993)
New prior service cost	—	—	—
Amortization of prior service cost	132	132	132
Amount recognized	$(261)	$1,481	$(1,861)

The following table summarizes the amounts included in accumulated other comprehensive loss, net of tax, related to the Company’s life insurance plans (in thousands):

	As of December 31,
	2016	2015
Unrecognized gain/(loss)	$227	$619
Net prior service credit	(1,579)	(1,710)
Deferred tax impact	(1,169)	(1,119)
Accumulated other comprehensive loss	$(2,521)	$(2,210)

The present value of the Company’s postretirement benefit obligation is calculated annually with the assistance of third party actuaries. The discount rates used in the calculations are established based upon the results of a yield curve analysis, which calculates a yield to maturity that mirrors the timing and amounts of future benefit payments. The discount rate used to measure the Company’s postretirement benefit obligation in 2016 and 2015 was 3.94% and 4.14%, respectively. The discount rates used to determine the net periodic benefit cost was 4.10%,  3.76%, and 4.70% in 2016, 2015, and 2014, respectively. The measurement dates of the Company’s post retirement plans are December 31 of each year.

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

The Company excluded 0 million, 0 million, and 1.2 million of potentially anti-dilutive shares for the years ended December 31, 2016, 2015, and 2014, respectively.

A summary of the information used to compute basic and diluted net income / (loss) per share attributable to Tower International, Inc. is shown below (in thousands – except share and per share amounts):

	Year Ended December 31,
	2016	2015	2014
Income from continuing operations	$56,288	$185,467	$41,192
Income / (loss) from discontinued operations, net of tax	(17,008)	10,324	(14,105)
Net income	39,280	195,791	27,087
Less: Net income attributable to the noncontrolling interests	701	1,739	5,571
Net income attributable to Tower International, Inc.	$38,579	$194,052	$21,516

Basic income / (loss) per share:
Continuing operations	$2.66	$8.71	$1.72
Discontinued operations	(0.82)	0.49	(0.68)
Net income attributable to Tower International, Inc.	1.85	9.20	1.04
Basic weighted average shares outstanding	20,864,321	21,093,387	20,662,425

Diluted income / (loss) per share:
Continuing operations	$2.62	$8.58	$1.67
Discontinued operations	(0.80)	0.48	(0.66)
Net income attributable to Tower International, Inc.	1.82	9.06	1.01
Diluted weighted average shares outstanding	21,222,183	21,408,301	21,391,000

On October 21, 2016, our Board of Directors declared a regular quarterly dividend of $0.11 per common share, which was paid on December 9, 2016 to shareholders of record as of the close of business on November 10, 2016. On July 22, 2016,  April 22, 2016,  and January 29, 2016 our Board of Directors declared a quarterly dividend of $0.10 per common share, which was paid on September 9, 2016,  June 10, 2016,  and February 29, 2016, respectively,  to shareholders of record as of close of business on August 10, 2016,  May 10, 2016, and February 10, 2016, respectively. On October 16, 2015, our Board of Directors declared a regular quarterly dividend of $0.10 per common share, which was paid on December 10, 2015 to shareholders of record as of close of business on November 10, 2015.  We did not declare or pay any common stock dividends during 2014.

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

On April 25, 2014, the Plan was amended and restated and further amended on December 1, 2016. The number of shares of common stock available for issuance pursuant to new awards under the 2010 Equity Incentive Plan was reduced to 850,000 shares. At December 31, 2016, 874,279 shares were available for future grants of options and other types of awards under the 2010 Equity Incentive Plan. Forfeited shares, in addition to certain other shares, as defined by the Plan, may be re-issued under the Plan up to the maximum amount to be issued.

The following table summarizes the Company’s award activity during the years ended December 31, 2016, 2015, and 2014:

	Options		Restricted Stock Units
		Weighted		Weighted
		Average		Average Grant
Outstanding at:	Shares	Exercise Price	Shares	Date Fair Value
December 31, 2013	742,384	$12.28	719,904	$11.04
Granted	-	-	87,810	26.36
Options exercised or RSUs vested	(208,351)	12.62	(599,310)	10.73
Forfeited	(16,574)	11.95	(8,064)	15.37
December 31, 2014	517,459	$12.15	200,340	$18.51
Granted	-	-	89,178	26.16
Options exercised or RSUs vested	(17,321)	11.75	(99,811)	15.67
Forfeited	-	-	(2,209)	24.42
December 31, 2015	500,138	$12.17	187,498	$23.59
Granted	-	-	105,468	23.26
Options exercised or RSUs vested	(25,670)	11.90	(77,912)	19.92
Forfeited	-	-	(1,532)	25.26
December 31, 2016	474,468	$12.18	213,522	$24.77

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

The Company calculates the weighted average grant date fair value of each option granted using a Black-Scholes valuation model. During the year ended December 31, 2016, there is was no option expense and during the years ended December 31, 2015, and 2014, the Company recognized an expense relating to the options of $0.2 million and $1.2 million, respectively. As of December 31, 2016, the Company had recognized all of the compensation expense associated with these stock options.

As of December 31, 2016, the Company had an aggregate of 474,468 stock options that had been granted, but had not yet been exercised. As of December 31, 2016, the remaining average contractual life for these options is approximately five years. During the year ended December 31, 2016, 25,670 options were exercised, which had an aggregate intrinsic value of $0.4 million. As of December 31, 2016, 474,468 stock options were exercisable, which had an aggregate intrinsic value of $7.7 million. During the year ended December 31, 2016, no stock options were granted and no stock options were forfeited or expired.

Restricted stock units (“RSUs”)

The grant date fair value of each RSU equals the market price of the Company’s common stock on its date of grant. Compensation expense is recorded at the grant date fair value, less an estimated forfeiture amount, and is recognized on a straight-line basis over the applicable vesting periods.

During the years ended December 31, 2016, 2015, and 2014, the Company recognized an expense of $2.5 million, $2.1 million, and $3.5 million, respectively, relating to all of the RSUs granted. As of December 31, 2016, the Company had $2.5 million of unrecognized compensation expense associated with these RSUs, which will be amortized on a straight-line basis over the next 18 months, on a weighted average basis. The Company’s RSUs generally vest over a three year period.

As of December 31, 2016, the Company had an aggregate of 213,522 RSUs that have been granted, but have not yet vested. During the year ended December 31, 2016, 105,468 RSUs were granted and 1,532 RSUs were forfeited or expired.

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

During 2016, a total of 77,912 RSUs vested, resulting in the issuance of 77,912 shares at a fair value of $1.8 million. This total was reduced by shares repurchased to provide payment for certain individuals’ minimum statutory withholding tax. The Company paid $0.6 million to acquire 26,413 vested shares to cover the minimum statutory withholding taxes. After offsets for withholding taxes, a net total of 51,499 shares of common stock were issued.

The RSUs held on and after November 10, 2015 earn dividend equivalents at the same rate as dividends paid on common stock. Dividend equivalents are subject to the same vesting conditions as the underlying RSUs and, therefore, are not considered participating securities.

Long-Term Compensation

Amended and Restated CEO Employment Agreement

On July 28, 2014, Mark M. Malcolm, the Company’s former President and Chief Executive Officer, entered into an amended and restated employment agreement (the “Agreement”), by which Mr. Malcolm’s employment was extended through December 31, 2016 (the “Retirement Date”). Mr. Malcolm retired from the Company on the Retirement Date. The Agreement provided for a $3 million transition bonus, for the successful delivery to Tower’s board of directors of a comprehensive chief executive officer succession and transition plan, and a $3 million retention bonus. These bonus awards will be paid in cash on July 14, 2017, and fall under the guidance of FASB ASC No. 450, Contingencies. Per ASC No. 450, which provides that a liability should be recorded when a future event is both probable and the amount of the commitment is reasonably estimable.

The Agreement also provided for a stock appreciation bonus payable in cash or shares of common stock, as determined by the Company, if certain price targets related to the per share closing price of the Company’s common stock were achieved during the term of the Agreement. The minimum price of the Company’s common stock per share needed to achieve the bonus was $40.59 per share which would have resulted in a payment of $5 million. The maximum bonus of $20 million would have been achieved if the share price of the Company’s common stock exceeded $55.58 per share.

This stock appreciation bonus falls under the scope of FASB ASC No. 718, Compensation – Stock Compensation, because it is a share-based payment transaction in which the Company acquires Mr. Malcolm’s services by incurring a liability to Mr. Malcolm and because the amount of the award is based upon the price of the Company’s common stock. The Company utilizes the assistance of a third party valuation firm to perform a valuation of the award at the end of each quarterly reporting period which is used to adjust the current and future expense based on changes in the fair value of the obligation, accordingly.  Note that as of the second quarter of 2016 the Company determined that the share price necessary to achieve the stock appreciation bonus would not be met, and the liability associated with this award was adjusted accordingly.

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

During the years ended December 31, 2016, and 2015, the Company recorded an expense related to these awards of $1.3 million and $3.1 million, respectively. At December 31, 2016, the Company had a liability of $6 million related to these awards. This liability is presented in the Balance Sheets as other current liabilities.

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

During the years ended December 31, 2016, 2015, and 2014, the Company recorded expense related to these awards of $8.6 million, $5.9 million, and $3.9 million, respectively. At December 31, 2016, the Company had a liability of $12.5 million related to these awards. In March of 2017, $8.9 million of this liability is payable and presented as other current liabilities in the Consolidated Balance Sheets, while the remaining $3.6 million of this liability is presented as other non-current liabilities in the Consolidated Balance Sheets.

Note 13.  Related Party Transactions

The Company sells certain products from its Asian operations to its joint venture partner, Chery. The sales of these products to Chery were $70.6 million, $72.1 million, and $73.7 million for the years ended December 31, 2016, 2015 and 2014, respectively. The Company’s accounts receivable with Chery at December 31, 2016 and 2015 was $24 million and $24 million, respectively.

Note 14.  Segment Information

The Company defines its operating segments as components of its business where separate financial information is available.  The Company’s operating segments are routinely evaluated by management. The Company’s chief operating decision maker (“CODM”) is its Chief Executive Officer.

The Company produces engineered structural metal components and assemblies primarily serving the global automotive industry. The Company’s operations have similar economic characteristics and share fundamental characteristics, including the nature of the products, production processes, margins, customers, and distribution channels. The Company’s products include body structures stampings, chassis structures (including frames), and complex welded assemblies for small and large cars, crossovers, pickups, and SUVs. The Company is comprised of two operating and reportable segments: Europe and North America. In periods prior to the second quarter of 2016, the Company was comprised of four operating segments: Europe, China, North America, and South America. These operating segments were aggregated into two reportable segments. Since the Company’s remaining operations in China and Brazil are currently reported as Discontinued Operations, the new reportable segments are Europe and North America.  Prior periods have been recast to conform to the new segment presentation.

The Company measures segment operating performance based on Adjusted EBITDA. The Company uses segment Adjusted EBITDA as the basis for the CODM to evaluate the performance of each of the Company’s reportable segments.

The following is a summary of select data for each of the Company’s reportable segments (in thousands):

	Europe	North America	Total
Year Ended December 31, 2016:
Revenues	$639,307	$1,274,334	$1,913,641
Adjusted EBITDA	55,314	146,408	201,722
Capital Expenditures (a)	46,380	69,902	116,282
Total assets (b)	476,049	686,474	1,162,523

Year Ended December 31, 2015:
Revenues	$652,600	$1,143,503	$1,796,103
Adjusted EBITDA	57,057	131,252	188,309
Capital Expenditures (a)	21,036	98,713	119,749
Total assets (b)	524,396	691,101	1,215,497

Year Ended December 31, 2014:
Revenues	$767,880	$1,070,170	$1,838,050
Adjusted EBITDA	58,200	134,053	192,253
Capital Expenditures (a)	31,562	58,246	89,808

(a)

Capital expenditures represent cash disbursed for purchases of property, plant, and equipment, as presented in the accompanying Consolidated Statements of Cash Flows.  The prior periods have been recast to conform to this presentation.

(b)	Total assets as of December 31, 2016 and 2015 include assets held for sale.

Inter-segment sales are not significant for any period presented.

The following is a reconciliation of Adjusted EBITDA to income / (loss) before provision for income taxes and equity in loss of joint venture (in thousands):

	Year Ended December 31,
	2016	2015	2014
Adjusted EBITDA	$201,722	$188,309	$192,253
Restructuring and asset impairment charges, net	(5,389)	(7,819)	(11,411)
Depreciation and amortization	(72,469)	(72,542)	(79,101)
Acquisition costs and other	(422)	(805)	(659)
Long-term compensation expense	(14,093)	(12,680)	(11,313)
Interest expense, net	(21,004)	(23,722)	(30,985)
Other expense	(6,481)	-	(87)
Commercial settlement related to 2010-2013 scrap (a)	-	-	(6,009)
Pension actuarial loss	(8,330)	(9,118)	(4,160)
Net income before provision for income taxes
and income / (loss) from discontinued operations	$73,534	$61,623	$48,528

___________

(a) Represents a one-time retroactive commercial settlement in 2014 related to 2010-2013 scrap.

The following is a summary of revenues and long-lived assets by geographic location (in thousands):

	Year Ended and End of Year December 31,
	2016		2015		2014
		Long-Lived		Long-Lived		Long-Lived
	Revenues	Assets	Revenues	Assets	Revenues	Assets
Germany	$281,700	$77,418	$288,081	$67,154	$347,417	$68,860
Belgium	136,693	16,892	141,835	20,382	190,103	25,378
Slovakia	111,767	40,690	127,750	45,036	159,954	56,788
Italy	104,144	37,786	106,382	34,368	91,531	25,989
Other Europe	88,849	11,668	73,918	12,638	79,836	12,806
U.S.	1,222,120	276,892	1,115,763	243,324	1,070,119	187,523
Mexico	52,203	4,223	27,686	4,985	-	8
Intercompany eliminations	(83,835)	-	(85,312)	-	(100,910)	-
Total	$1,913,641	$465,569	$1,796,103	$427,887	$1,838,050	$377,352

Revenues are attributed to geographic locations based on the location of specific production. Long-lived assets consist of net property, plant, and equipment and company-owned tooling.

The following is a summary of the approximate composition of the Company’s revenues, by product category (in thousands):

	Year Ended December 31,
	2016	2015	2014
Body structures and assemblies	51%	60%	59%
Complex body-in-white assemblies	29%	24%	25%
Chassis, lower vehicle structures, and suspension components	20%	16%	16%
Total	100%	100%	100%

The Company sells its products directly to automotive manufacturers. The following table presents a summary of customers that accounted for 10% or more of consolidated revenues in any of the three years ended December 31:

	2016	2015	2014
Ford	32%	25%	22%
Fiat - Chrysler	21%	24%	21%
VW Group	11%	12%	15%

All customers that accounted for 10% or more of consolidated revenues from the table above are customers in the automotive industry; therefore, the Company is subject to a concentration of credit risk.

Note 15.  Commitments and Contingencies

Leases

The Company leases office space, manufacturing space, and certain equipment under noncancellable lease agreements, which require the Company to pay maintenance, insurance, taxes, and other expenses, in addition to rental payments. The Company has entered into leasing commitments with lease terms expiring between the years 2017 and 2026. The Company has options to extend the terms of certain leases in future periods. The properties covered under these leases include manufacturing and office equipment and facilities. Rent expense for all operating leases totaled $23 million, $24.3 million, and $23.4 million during the years ended December 31, 2016, 2015, and 2014, respectively.

Future minimum capital and operating lease payments at December 31, 2016 are as follows (in thousands):

	Operating	Capital
Year	Leases	Leases
2017	$24,793	$1,241
2018	32,934	4,920
2019	29,778	-
2020	22,541	-
2021	17,690	-
Thereafter	35,208	-
Total future lease payments	$162,944	$6,161
Less: amount representing interest		(364)
Present value of minimum lease payments		$5,797

Purchase Commitments

As of December 31, 2016, the Company was obligated under executory purchase orders for approximately $133.2 million of tooling, $54.6 million of capital expenditures, and $10.8 million of other expenditures.

Environmental Matters

The Company owns properties which have been affected by environmental releases. The Company is actively involved in investigation and/or remediation at several of these locations.

Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. The established liability for environmental matters is based upon management’s best estimates, on an undiscounted basis, of expected investigation/ remediation costs related to environmental contamination. It is possible that actual costs associated with these matters will exceed the environmental reserves established by the Company. Inherent uncertainties exist in the estimates, primarily due to unknown environmental conditions, changing governmental regulations, and legal standards regarding liability and evolving technologies for handling site remediation and restoration. At December 31, 2016 and 2015, the Company had approximately $1.4 million and $1.4 million, respectively, accrued for environmental matters.

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

Note 16.  Change in Working Capital and Other Operating Items

The following table summarizes the sources / (uses) of cash provided by changes in working capital and other operating items for continuing operations (in thousands):

	Year Ended December 31,
	2016	2015	2014
Accounts receivable	$45,485	$(18,551)	$(12,378)
Inventories	(5,063)	(6,317)	11,788
Prepaid tooling and other current assets	(34,782)	(20,815)	(9,185)
Accounts payable and accrued liabilities	7,417	27,116	7,477
Net investment hedge and interest rate swap	-	-	3,341
Other assets and liabilities	(14,108)	4,729	(38,590)
Change in working capital and other operating items	$(1,051)	$(13,838)	$(37,547)

Note 17.  Quarterly Financial Data (Unaudited)

The following table summarizes select quarterly financial data (in thousands):

				Net Income/(Loss)	Diluted
				Attributable	Earnings/
			Net Income/	to Tower	(Loss) per
Quarter	Net Sales	Gross Profit	(Loss)	International, Inc.	Share
2016
1st	$489,194	$57,089	$8,384	$8,378	$0.39
2nd(a)	505,131	62,142	(4,752)	(4,841)	(0.23)
3rd	457,042	60,236	18,275	18,157	0.86
4th(b)	462,274	58,942	17,373	16,885	0.81
Full Year	$1,913,641	$238,409	$39,280	$38,579	1.82

2015
1st	$449,463	$55,364	$14,121	$14,041	$0.66
2nd	449,528	60,934	19,139	18,646	0.87
3rd	442,190	53,201	16,872	16,283	0.76
4th(c)	454,922	48,373	145,659	145,082	6.76
Full Year	$1,796,103	$217,872	$195,791	$194,052	9.06

___________

(a)	During the second quarter of 2016, net income included an impairment loss in discontinued operations of $18.1 million.
(b)	During the fourth quarter of 2016, net income included an actuarial pension loss of $8.3 million.
(c)

During the fourth quarter of 2015, net income included a $131 million deferred tax benefit primarily due to the release of the valuation allowance in the United States and Italy, and the Company recorded an actuarial pension loss of $9.1 million.

Note 18. Subsequent Events

In late February of 2017 the Company initiated the process to amend and extend both its $200 million Revolving Credit Facility and its approximately $361 million Term Loan B Facility.  Terms, conditions and covenants are expected to be similar to the existing facilities.  The maturity of the Revolving Credit Facility is expected to be extended from 2019 to 2022 and the maturity of the Term Loan B Facility is expected to be extended from 2020 to 2024.  The Company expects to close on both of these facilities in March 2017.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

James C. Gouin, our Chief Executive Officer ("CEO"), and Jeffrey L. Kersten, our Chief Financial Officer ("CFO"), have performed an evaluation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of December 31, 2016 and each has concluded that such disclosure controls and procedures were effective at a reasonable assurance level to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms and such information is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow for timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2016. The assessment was based on criteria established in the framework “Internal Control – Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2016.

The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which follows.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Tower International, Inc.

Livonia, MI

We have audited the internal control over financial reporting of Tower International, Inc. and subsidiaries (the “Company”) as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2016 of the Company and our report dated February 28, 2017 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Detroit, MI

February 28, 2017

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting during the quarter ended December 31, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

Note: the following disclosure is provided in lieu of providing such disclosure in a Current Report on Form 8-K.

On February 27, 2017, Nicholas Chabraja, the Chairman of the Board of the Company, notified the Company that he intends to retire from the Board as of the close of business on April 30, 2017.  Mr. Chabraja has served as the Company’s Chairman of the Board since his election to the Board in 2010. The Board has determined that Thomas K. Brown, currently a director of the Company, will succeed Mr. Chabraja as the Chairman of the Board as of the close of business on April 30, 2017.

.

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance

The information required by Item 10 regarding executive officers and directors is incorporated by reference from the information under the captions “Directors and Executive Officers” and “The Board of Directors” in the Company’s definitive Proxy Statement for the 2017 Annual Meeting of the Stockholders (the “Proxy Statement”), or will be filed by amendment. The information required by Item 10 regarding the audit committee and audit committee financial expert disclosure is incorporated by reference from the information under the caption “The Board of Directors - Committees of the Board of Directors” and “Audit Committee Matters” in the Proxy Statement, or will be filed by amendment.

Disclosure of delinquent Section 16 filers required by Item 10, if any, pursuant to Item 405 of Regulation S-K is incorporated by reference from the information under the caption “Additional Information – Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement, or will be filed by amendment.

The Company has adopted a Code of Business Conduct and Ethics that applies to, among other persons, our principal executive officer, principal financial officer, principal accounting officer, and other persons performing similar functions.  A copy of our Code of Business Conduct and Ethics is available on our website, www.towerinternational.com,  by following links to “Investor Relations,“ “Corporate Governance,” “Governance Documents” and “Code of Business Conduct” or upon written request to the Company. In the event that we make any amendments to, or grant any waiver including an implicit waiver from, a provision of the Code of Conduct and Ethics that applies to our principal executive officer, principal financial officer or principal accounting officer that requires disclosure under applicable SEC rules, we intend to disclose the amendment or waiver and the reasons therefore on our website within four business days of the date of the amendment or waiver.

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

Equity Compensation Plan Information – The following table provides information about our equity compensation plans as of December 31, 2016.

	Number of Securities		Number of Securities
	to be Issued Upon	Weighted-Average	Remaining Available
	Exercise of	Exercise Price of	for Future Issuance
	Outstanding Options,	Outstanding Options,	Under Equity
Plan Category	Warrants, and Rights	Warrants, and Rights	Compensation Plans
Equity compensation plans approved by security	687,990	$16.09	874,279
holders
Equity compensation plans not approved by	N/A	N/A	N/A
security holders
Total	687,990	$16.09	874,279

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

Item 14.  Principal Accountant Fees and Services

The information required by Item 14 is incorporated by reference from the information under the caption “The Board of Directors – Audit Committee Matters” in the Proxy Statement, or will be filed by amendment.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)   List of documents filed as part of this Annual Report or incorporated herein by reference:

(1)	Financial Statements: The following financial statements of the Registrant as set forth under Part II, Item 8 of this report on Form 10-K on the pages indicated:

Audited Financial Statements for the Three Years Ended December 31, 2016:

(2)  Financial Statement Schedules:

(a) Schedule II:

SCHEDULE II

Valuation and Qualifying Accounts for the years ended December 31, 2016, 2015, and 2014 (in thousands)

Column A	Column B	Column C		Column D		Column E
		Additions
	Balance at	Charged to	Charged to			Balance at
	Beginning of	Costs and	Other			End of
Description	Year	Expenses	Accounts	Deductions		Year
Year Ended December 31, 2016
Allowance for doubtful accounts	$1,277	$304	$-	$(620)	(a)	$961
Deferred tax asset valuation allowance	37,094	1,517	5,924	-		44,535
Year Ended December 31, 2015
Allowance for doubtful accounts	$1,181	$644	$-	$(547)	(a)	$1,277
Deferred tax asset valuation allowance	167,761	(121,082)	(9,586)	-		37,094
Year Ended December 31, 2014
Allowance for doubtful accounts	$2,071	$436	$-	$(1,326)	(a)	$1,181
Deferred tax asset valuation allowance	182,572	(12,551)	(2,259)	-		167,761

_______________

(a)	Write off of uncollectible accounts and collections of past due accounts.

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

10.4	Intentionally omitted.

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

10.4

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

10.44†	Form of 2012 Bonus Plan (filed as Exhibit 10.67 to the Registrant’s Current Report on Form 10-K filed March 7, 2013 and incorporated herein by reference).

10.45	Intentionally omitted.

10.46	Intentionally omitted.

10.47	Intentionally omitted.

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

10.59†	Form of Performance Award Agreement (filed as Exhibit 10.59 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 and incorporated herein by reference).

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

10.63†

Second Amended and Restated Employment Agreement, dated as of August 31, 2016, between Tower Automotive Operations USA I, LLC and James C. Gouin (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated September 1, 2016 and incorporated herein by reference).

10.64†

Second Amended and Restated Employment Agreement, dated as of January 19, 2017, between Tower Automotive Operations USA I, LLC and Michael Rajkovic (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated January 20, 2017 and incorporated herein by reference).

10.65†

Agreement to Extend Employment Term and Increase Base Salary, dated as of December 21, 2015, between Tower Automotive Operations USA I, LLC and James Bernard (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 21, 2015 and incorporated herein by reference).

10.66†

Second Amendment to the Service Agreement for Managing Director, dated as of December 21, 2015 between Tower Automotive Holding GmbH and Pӓr O.H. Malmhagen (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed December 21, 2015 and incorporated herein by reference).

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

10.69†

Employment Agreement, dated as of January 19, 2017, between Tower Automotive Operations USA I, LLC and Pӓr O.H. Malmhagen (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated January 20, 2017 and incorporated herein by reference).

10.70†

Amended and Restated Employment Agreement, dated as of August 31, 2016, between Tower Automotive Operations USA I, LLC and Jeffrey Kersten (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed September 1, 2016 and incorporated herein by reference).

10.71†*	Amendment to the Tower International, Inc. 2010 Equity Incentive Plan.

10.72†*	Letter Agreement between Mark Malcolm and the Company, dated January 10, 2017.

11.1	A statement regarding the computation of earnings per share is omitted because such computation can be clearly determined from the material contained in this Report.

21.1*	Subsidiaries of Tower International, Inc.

23.1*	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 Securities Exchange Act Rules 13a-14(a) and 15d-14(a), pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 Securities Exchange Act Rules 13a-14(a) and 15d-14(a), pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Scheme Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.
†	Management contract or compensatory plan or arrangement.
††	Confidential treatment has been granted for certain provisions of this Exhibit pursuant to Rule 406 promulgated under the Securities Act of 1933, as amended.
†††

Portions of this exhibit have been omitted pursuant to the Company’s request to the Secretary of the Securities and Exchange Commission for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended

Item 16. Form 10-K Summary

     None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  February 28, 2017 /s/ Jeffrey L. Kersten

Jeffrey L. Kersten

Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on the 28th day of February, 2017.

Signature                                               Title

/s/ James C. Gouin James C. Gouin	Chief Executive Officer and Director (Principal Executive Officer)

/s/ Jeffrey L. Kersten Jeffrey L. Kersten	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ Nicholas Chabraja	Director
Nicholas Chabraja
/s/ James Chapman	Director
James Chapman
/s/ Frank E. English	Director
Frank E. English
/s/ Thomas K. Brown	Director
Thomas K. Brown

/s/ Alison Davis-Blake	Director
Alison Davis-Blake
/s/ Dev Kapadia	Director
Dev Kapadia

/s/ Mark M. Malcolm	Director
Mark M. Malcolm