Form 10-Q
period 2017-03-31
Tower International, Inc.
filed 2017-05-02
CIK 1485469

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer", "smaller reporting company", and "emerging growth company" in Rule 12b-2 of the Exchange Act. Check one:

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)
Smaller Reporting Company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12(b)-2 of the Securities and Exchange Act).

Yes ☐ No ☒

As of April 18, 2017, there were 20,489,822 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

Tower International, Inc. and Subsidiaries

Form 10-Q

PART 1 — FINANCIAL INFORMATION

ITEM 1. Financial Statements.

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data - unaudited)

	March 31,	December 31,
	2017	2016

ASSETS
Cash and cash equivalents	$27,523	$62,788
Accounts receivable, net of allowance of $1,150 and $961	250,092	178,251
Inventories (Note 3)	75,492	71,710
Assets held for sale (Note 4)	100,182	102,252
Prepaid tooling, notes receivable, and other	134,212	103,023
Total current assets	587,501	518,024

Property, plant, and equipment, net	472,493	465,569
Goodwill (Note 6)	57,761	56,383
Deferred tax asset	117,033	112,645
Other assets, net	10,920	9,902
Total assets	$1,245,708	$1,162,523

LIABILITIES AND EQUITY
Short-term debt and current maturities of capital lease obligations (Note 8)	$39,735	$34,211
Accounts payable	280,103	258,129
Accrued liabilities	121,801	114,079
Liabilities held for sale (Note 4)	48,294	53,310
Total current liabilities	489,933	459,729

Long-term debt, net of current maturities (Note 8)	389,907	351,232
Obligations under capital leases, net of current maturities (Note 8)	-	4,863
Deferred tax liability	5,108	5,594
Pension liability (Note 11)	59,277	61,627
Other non-current liabilities	64,558	65,539
Total non-current liabilities	518,850	488,855
Total liabilities	1,008,783	948,584
Commitments and contingencies (Note 17)

Stockholders' equity:
Tower International, Inc.'s stockholders' equity
Preferred stock, $0.01 par value, 50,000,000 authorized and 0 issued and outstanding	$-	$-
Common stock, $0.01 par value, 350,000,000 authorized, 22,265,081 issued and 20,489,860 outstanding at March 31, 2017, and 22,107,402 issued and 20,359,131 outstanding at
December 31, 2016	223	221
Additional paid in capital	342,060	340,623
Treasury stock, at cost, 1,775,221 and 1,748,271 shares as of March 31, 2017 and December 31, 2016	(36,406)	(35,645)
Accumulated surplus / (deficit)	6,411	(14,021)
Accumulated other comprehensive loss (Note 12)	(81,627)	(83,383)
Total Tower International, Inc.'s stockholders' equity	230,661	207,795
Noncontrolling interests in subsidiaries (Note 12)	6,264	6,144
Total stockholders' equity	236,925	213,939
Total liabilities and stockholders' equity	$1,245,708	$1,162,523

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share and per share amounts - unaudited)

	Three Months Ended March 31,
	2017	2016

Revenues	$497,590	$489,194
Cost of sales	440,811	432,105
Gross profit	56,779	57,089
Selling, general, and administrative expenses	29,225	32,852
Amortization expense (Note 6)	103	116
Restructuring and asset impairment charges, net (Note 7)	3,911	746
Operating income	23,540	23,375
Interest expense	453	7,582
Interest income	47	28
Other expense	575	3,576
Income before provision for income taxes, and income / (loss) from discontinued operations	22,559	12,245
Provision for income taxes (Note 10)	6,496	3,516
Income from continuing operations	16,063	8,729
Income / (loss) from discontinued operations, net of tax (Note 4)	1,350	(345)
Net income	17,413	8,384
Less: Net income attributable to the noncontrolling interests	68	6
Net income attributable to Tower International, Inc.	$17,345	$8,378

Weighted average basic shares outstanding	20,425,216	21,126,462
Weighted average diluted shares outstanding	20,820,457	21,444,570

Basic income per share attributable to Tower International, Inc.:
Income per share from continuing operations (Note 13)	$0.78	$0.41
Income / (loss) per share from discontinued operations (Note 13)	0.07	(0.02)
Income per share (Note 13)	0.85	0.40

Diluted income per share attributable to Tower International, Inc.:
Income per share from continuing operations (Note 13)	$0.77	$0.41
Income / (loss) per share from discontinued operations (Note 13)	0.06	(0.02)
Income per share (Note 13)	0.83	0.39

Dividends declared per share	$0.11	$0.10

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands - unaudited)

	Three Months Ended March 31,
	2017	2016

Net income	$17,413	$8,384
Other comprehensive income, net of tax
Foreign currency translation adjustments, net of tax (benefit) of ($0.9 million), and ($3.1 million)	5,882	8,397
Unrealized loss on qualifying cash flow hedge, net of tax (benefit) of ($2.5 million), and $0 million	(4,074)	-
Other comprehensive income, net of tax:	1,808	8,397
Comprehensive income	19,221	16,781
Less: Comprehensive income attributable to
noncontrolling interests	120	20
Comprehensive income attributable to Tower International, Inc.	$19,101	$16,761

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands - unaudited)

	Three Months Ended March 31,
	2017	2016

OPERATING ACTIVITIES:
Net income	$17,413	$8,384
Less: Income / (loss) from discontinued operations, net of tax	1,350	(345)
Income from continuing operations	16,063	8,729

Adjustments required to reconcile income from continuing operations to net cash provided by / (used in) continuing operating activities:
Deferred income tax provision	3,955	2,996
Depreciation and amortization	17,766	17,276
Non-cash share-based compensation	499	529
Pension income, net of contributions	(2,351)	(2,147)
Change in working capital and other operating items	(84,356)	(17,121)
Net cash provided by / (used in) continuing operating activities	$(48,424)	$10,262

INVESTING ACTIVITIES:
Cash disbursed for purchases of property, plant, and equipment, net	$(23,909)	$(25,696)
Net cash used in continuing investing activities	$(23,909)	$(25,696)

FINANCING ACTIVITIES:
Proceeds from borrowings	$236,744	$146,327
Repayments of borrowings	(192,426)	(138,198)
Repayments on Term Loan Credit Facility	-	(50,000)
Original issuance discount	(1,808)	-
Debt financing costs	(4,083)	-
Dividend payment to Tower stockholders	(2,242)	(2,111)
Proceeds from stock options exercised	938	-
Purchase of treasury stock	(761)	(622)
Net cash provided by / (used in) continuing financing activities	$36,362	$(44,604)

Discontinued operations:
Net cash from / (used in) discontinued operating activities	$(570)	$2,847
Net cash used in discontinued investing activities	(406)	(418)
Net cash from / (used in) discontinued financing activities	497	(3,109)
Net cash used in discontinued operations	$(479)	$(680)

Effect of exchange rate changes on continuing cash and cash equivalents	$1,185	$1,942

NET CHANGE IN CASH AND CASH EQUIVALENTS	$(35,265)	$(58,776)

CASH AND CASH EQUIVALENTS:
Beginning of period	$62,788	$121,594

End of period	$27,523	$62,818

Supplemental Cash Flow Information:
Interest paid, net of amounts capitalized	$7,075	$5,019
Income taxes paid	2,424	1,184
Non-cash Investing Activities:
Capital expenditures in liabilities for purchases of property, plant, and equipment	$10,777	$19,815

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Organization and Basis of Presentation

Tower International, Inc. and its subsidiaries (collectively referred to as the “Company” or “Tower International”), is a leading integrated global manufacturer of engineered automotive structural metal components and assemblies, primarily serving original equipment manufacturers (“OEMs”), including Ford, Volkswagen Group, Fiat-Chrysler, Volvo, Nissan, Daimler, Toyota, BMW, and Honda. Products include body structures, assemblies and other chassis, structures, and lower vehicle systems and suspension components for small and large cars, crossovers, pickups, and sport utility vehicles (“SUVs”). Including both wholly owned subsidiaries and majority owned subsidiaries, the Company has strategically located production facilities in the United States, Germany, Belgium, Slovakia, Italy, Poland, Mexico, and the Czech Republic, supported by engineering and sales locations in the United States, Germany, Italy, Japan and India.

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

Note 2. New Accounting Pronouncements

Retirement Benefits

On March 10, 2017, the FASB issued Accounting Standard Update (“ASU”) No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This ASU is designed to increase the transparency and usefulness of information about defined benefit costs for pension plans and other post-retirement benefit plans presented in employer financial statements. This ASU is effective for interim and annual periods after December 15, 2017. Early adoption is allowed, and requires that the guidance be applied retrospectively to all prior periods. Effective October 1, 2006, the Company’s pension plan was frozen and the Company ceased accruing any additional benefits; as such, the Company does not expect a material financial statement impact related to the adoption of this ASU.

Stock Compensation

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for employee share-based payment transactions. This ASU is effective for annual reporting periods beginning after December 15, 2016, and interim periods therein. Upon adoption in the first quarter of 2017, the Company recorded a cumulative adjustment for previously unrecognized tax benefits to retained earnings of approximately $5.3 million.

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

Note 3. Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is determined by the first-in, first-out method. Maintenance, repair, and non-productive inventory, which are considered consumables, are expensed when acquired and included in the Condensed Consolidated Statements of Operations as cost of sales. Inventories consist of the following (in thousands):

	March 31, 2017	December 31, 2016
Raw materials	$34,598	$31,993
Work in process	17,769	14,721
Finished goods	23,125	24,996
Total inventory	$75,492	$71,710

Note 4. Discontinued Operations and Assets Held for Sale

During the second quarter of 2016, the Company’s Board of Directors approved a plan to sell the Company’s remaining business operations in Brazil and China. At March 31, 2017 and December 31, 2016, all of the Brazilian and Chinese business operations are considered held for sale in accordance with FASB ASC No. 360, Property, Plant, and Equipment, and presented as discontinued operations in the Condensed Consolidated Financial Statements, in accordance with FASB ASC No. 205, Discontinued Operations.

The following table discloses select financial information of the discontinued operations of the Company’s Brazilian and Chinese business operations (in thousands):

	Three Months Ended March 31,
	2017	2016
Revenues	$29,956	$22,302
Income / (loss) from discontinued operations:
Income / (loss) before provision for income taxes and
equity in income / (loss) of joint venture	1,829	(158)
Provision for income taxes	479	187
Equity in income / (loss) of joint venture, net of tax	-	-
Income (loss) from discontinued operations	$1,350	$(345)

Sale of China Joint Ventures

In October of 2016, the Company entered into agreements to sell its two remaining joint ventures in China:  Tower Automotive (“Wuhu”) Company, Ltd. and Tower (“Ningbo”) DIT Automotive Products Co., Ltd.  The sale agreements provided for purchase of the Company’s equity in the joint ventures for approximately $25 million, net of tax. Both agreements are subject to Chinese government approval.  The Company received proceeds of $4.5 million from these sales in the fourth quarter of 2016; the remainder is expected to be received during 2017.  No material gain or loss on sale is expected to be recorded beyond the impairment loss of $3.1 million recorded in the period ended June 30, 2016 related to Ningbo.

Sale of Brazil Facility

On December 21, 2015, the Company sold one of its two operations in Brazil. Net cash proceeds from this sale were $9.5 million.   During the second quarter of 2016, the Company’s Board of Directors approved a plan to sell the Company’s remaining business operations in Brazil. During the second quarter of 2016, the Company recorded a fair value adjustment of $15 million that represents the cumulative translation adjustment related to Brazil.

The assets and liabilities held for sale are recorded at the lower of carrying value or fair value less costs to sell and are summarized by category in the following table (in thousands):

	March 31, 2017	December 31, 2016

ASSETS
Current assets	$56,519	$59,137
Property, plant, and equipment, net	47,979	47,640
Other assets, net	13,784	13,575
Fair value adjustment	(18,100)	(18,100)
Total assets held for sale	$100,182	$102,252

LIABILITIES
Short-term debt and current maturities of capital lease obligations	$3,889	$2,792
Accounts payable	37,538	43,661
Total current liabilities	41,427	46,453

Long-term debt, net of current maturities	2,155	2,393
Other non-current liabilities	4,712	4,464
Total non-current liabilities	6,867	6,857
Total liabilities held for sale	$48,294	$53,310

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

After the part for which tooling has been developed reaches a production-ready status, the Company is reimbursed by its customer for the cost of the tooling, at which time the tooling becomes the property of the customer. Any gain recognized, which is defined as the excess of reimbursement over cost, is amortized over the life of the program. If estimated costs are expected to be in excess of reimbursement, a loss is recorded in the period in which the loss is estimated. Customer-owned tooling is included in the Condensed Consolidated Balance Sheets in prepaid tooling, notes receivable, and other.  At March 31, 2017 and December 31, 2016, the Company had an asset related to customer-funded tooling of $117.7 million and $87.9 million, respectively.

Note 6. Goodwill and Other Intangible Assets

Goodwill

The change in the carrying amount of goodwill is set forth below by reportable segment and on a consolidated basis (in thousands):

	Europe	North America	Consolidated
Balance at December 31, 2016	$49,293	$7,090	$56,383
Currency translation adjustment	636	742	1,378
Balance at March 31, 2017	$49,929	$7,832	$57,761

Intangibles

In the North America segment, an intangible asset of $3.5 million related to customer relationships was recorded in 2015, as part of the acquisition of a facility in Mexico. This intangible asset has a definite life and will be amortized on a straight-line basis over seven years, the estimated life of the related asset, which approximates the recognition of related revenues.

The Company incurred amortization expense of $0.1 million for the three months ended March 31, 2017 and 2016.

Note 7. Restructuring and Asset Impairment Charges

As of March 31, 2017, the Company has executed various restructuring plans and may execute additional plans in the future to reduce corporate overhead, to realign manufacturing capacity to prevailing global automotive production levels, and to improve the utilization of remaining facilities. Estimates of restructuring charges are based on information available at the time such charges are recorded. Due to the inherent uncertainty involved in estimating restructuring expenses, actual amounts paid for such activities may differ from amounts initially recorded. Accordingly, the Company may record revisions of previous estimates by adjusting previously established reserves.

Restructuring and Asset Impairment Charges

Net restructuring and asset impairment charges for each of the Company’s segments include the following (in thousands):

	Three Months Ended March 31,
	2017	2016
Europe	$128	$-
North America	3,783	746
Consolidated	$3,911	$746

The following table sets forth the Company’s net restructuring and asset impairment charges by type for the periods presented (in thousands):

	Three Months Ended March 31,
	2017	2016
Employee termination costs	$3,695	$-
Other exit costs	216	746
Total restructuring expense	$3,911	$746

The charges incurred during the three months ended March 31, 2017 and 2016 related primarily to the following actions:

2017 Actions

During the three months ended March 31, 2017, the charges incurred in the North America segment related to severance charges to reduce corporate overhead and ongoing maintenance expense of facilities closed as a result of prior actions. The charges incurred in the Europe segment related to severance charges to reduce fixed costs.

2016 Actions

During the three months ended March 31, 2016, the charges incurred in the Americas segment related to ongoing maintenance expense of facilities closed as a result of prior actions and severance charges to reduce fixed costs.

Restructuring Reserve

The table below summarizes the activity in the restructuring reserve by segment, reflected in accrued liabilities and other non-current liabilities, for the above-mentioned actions through March 31, 2017 (in thousands):

	Europe	North America	Consolidated
Balance at December 31, 2016	$92	$197	$289
Payments	(122)	(1,208)	(1,330)
Increase in liability	128	3,567	3,695
Balance at March 31, 2017	$98	$2,556	$2,654

Except as disclosed in the table above, the Company does not anticipate incurring additional material cash charges associated with the actions described above. The changes in the restructuring reserve set forth in the table above do not agree with the restructuring charges for the period, as certain items are expensed as incurred related to the actions described.

The restructuring reserve increased during the three months ended March 31, 2017, reflecting primarily accruals for severance, offset partially by payments of other exit costs related to prior accruals.

During the three months ended March 31, 2017, the Company incurred payments related to prior accruals in Europe of $0.1 million and in North America of $1.2 million.

Note 8. Debt

Short-Term Debt

Short-term debt consists of the following (in thousands):

	March 31, 2017	December 31, 2016
Current maturities of debts (excluding capital leases)	$34,101	$33,277
Current maturities of capital leases	5,634	934
Total short-term debt	$39,735	$34,211

Long-Term Debt

Long-term debt consists of the following (in thousands):

	March 31, 2017	December 31, 2016
Term Loan Credit Facility (net of discount of $2,563 and $827)	$358,937	$361,798
Amended Revolving Credit Facility	44,000	-
Other foreign subsidiary indebtedness	30,486	28,777
Debt issue costs	(9,415)	(6,066)
Total debt	424,008	384,509
Less: Current maturities of debts (excluding capital leases)	(34,101)	(33,277)
Total long-term debt	$389,907	$351,232

Term Loan Credit Facility

On March 7, 2017, the Company amended the Term Loan Credit Agreement by entering into the Third Refinancing Term Loan Amendment and Restatement Agreement (“Third Term Loan Amendment”), pursuant to which, among other things, the outstanding term loans under the Term Loan Credit Agreement were refinanced in full. There were no additional borrowings associated with this refinancing. The aggregate principal amount of $358.9 million is outstanding under the Term Loan Credit Agreement. The maturity date of the Term Loan Credit Facility is March 7, 2024 and the Term Loans bear interest at (i) the Alternate Base Rate plus a margin of 1.75% or (ii) the Adjusted LIBO Rate (calculated by multiplying the applicable LIBOR rate by a statutory reserve rate) plus a margin of 2.75%.

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

As of March 31, 2017, the outstanding principal balance of the Term Loan Credit Facility was $358.9 million (net of a $2.6 million original issue discount) and the effective interest rate was 3.63% per annum.

Amended Revolving Credit Facility

On March 7, 2017, the Company entered into a Fourth Amended and Restated Revolving Credit and Guaranty Agreement (“Fourth Amended Revolving Credit Facility Agreement”), by and among Tower Automotive Holdings USA, LLC, the Company, Tower Automotive Holdings I, LLC, Tower Automotive Holdings II(a), LLC, the subsidiary guarantors named therein, the financial institutions from time to time party thereto as Lenders, and JPMorgan Chase Bank, N.A. as Issuing Lender, as Swing Line Lender, and as Administrative Agent for the Lenders. The Fourth Amended Revolving Credit Facility Agreement amended and restated, in its entirety, the Third Amended Revolving Credit Facility Agreement, dated as of September 17, 2014, by and among Tower Automotive Holdings USA, LLC (“the Borrower”), its domestic affiliate and domestic subsidiary guarantors named therein, and the lenders party thereto, and the Agent.

The Fourth Amended Revolving Credit Facility Agreement provides for a cash flow revolving credit facility in the aggregate amount of up to $200 million. The Fourth Amended Revolving Credit Facility Agreement also provides for the issuance of letters of credit in an aggregate amount not to exceed $30 million, provided that the total amount of credit (inclusive of revolving loans and letters of credit) extended under the Fourth Amended Revolving Credit Facility Agreement is subject to an overall cap, on any date, of $200 million. The Company may request the issuance of Letters of Credit denominated in Dollars or Euros. The expiration date for the Amended Revolving Credit Facility is March 7, 2022.

Advances under the Amended Revolving Credit Facility bear interest at an alternate base rate plus a base rate margin or LIBOR plus a Eurodollar margin. The applicable margins are determined by the Company’s Total Net Leverage Ratio (as defined in the Fourth Amended Revolving Credit Facility Agreement). As of March 31, 2017, the applicable margins were 2.50% per annum for LIBOR based borrowings and 1.50% per annum for base rate borrowings, resulting in a weighted average interest rate of 4.05%. The Company will pay a commitment fee at a rate equal to 0.50% per annum on the average daily unused total revolving credit commitment.

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

The Fourth Amended Revolving Credit Facility Agreement contains customary covenants applicable to certain of the Company’s subsidiaries and includes customary events of default and amounts due there under may be accelerated upon the occurrence of an event of default.

As of March 31, 2017, there was $147 million of unutilized borrowing availability under the Amended Revolving Credit Facility.  At that date, there were $44 million of borrowings and $9 million of letters of credit outstanding under the Amended Revolving Credit Facility.

Other Foreign Subsidiary Indebtedness

As of March 31, 2017, other foreign subsidiary indebtedness of $30.5 million consisted primarily of receivables factoring in Europe of $22.1 million and other indebtedness in Europe of $6.2 million of term debt and $2.2 million of indebtedness outstanding on a secured credit line.

The change in foreign subsidiary indebtedness from December 31, 2016 to March 31, 2017 is explained by the following (in thousands):

Europe
Balance at December 31, 2016	$28,777
Maturities of indebtedness	(333)
Change in borrowings on credit facilities, net	1,670
Foreign exchange impact	372
Balance at March 31, 2017	$30,486

Generally, borrowings of foreign subsidiaries are made under credit agreements with commercial lenders and are used to fund working capital and other operating requirements.

As of March 31, 2017, the receivables factoring facilities balance available to the Company was $22.1 million (€20.8 million), of which the entire amount was drawn. These are uncommitted, demand facilities which are subject to termination at the discretion of the banks and bear interest rates based on the average three month EURIBOR plus a spread ranging from 2.50% to 3.00%. The effective annual interest rates as of March 31, 2017 ranged from 2.17% to 2.67%, with a weighted average interest rate of 2.46% per annum. Any receivables factoring under these facilities is with recourse and is secured by the accounts receivable factored. These receivables factoring transactions are recorded in the Company’s Condensed Consolidated Balance Sheets in short-term debt and current maturities of capital lease obligations.

As of March 31, 2017, the Company’s European subsidiaries had borrowings of $6.2 million (€5.8 million), which had an annual interest rate of 6.25% and matures in November 2017. This term loan is secured by certain machinery and equipment.

As of March 31, 2017, the secured line of credit balance available to the Company was $9.2 million (€8.6 million), of which $2.2 million borrowings were outstanding. The facility bears an interest rate based on the EURIBOR plus a spread of 1.9% and matures in October 2017. The effective annual interest rate as of March 31, 2017 was 1.9% per annum. The facilities are secured by certain accounts receivable related to customer funded tooling, real estate, and other assets, and are subject to negotiated prepayments upon the receipt of funds from completed customer projects.

As of March 31, 2017, the Company’s European subsidiaries had an asset-based revolving credit facility balance available to the Company of $30.8 million, of which no borrowings were outstanding. This facility bears an interest rate based upon one month LIBOR plus a margin of 4.00%, or base rate plus a margin of 3.00%, and matures in October 2017. Availability on the credit facility is determined based upon the appraised value of certain machinery, equipment, and real estate, subject to a borrowing base availability limitation and customary covenants.

Covenants

As of March 31, 2017, the Company was in compliance with the financial covenants that govern its credit agreements.

Capital Leases

The Company had the following capital lease obligations as of the dates presented (in thousands). These capital lease obligations expire in March 2018:

	March 31, 2017	December 31, 2016
Current maturities of capital leases	$5,634	$934
Non-current maturities of capital leases	-	4,863
Total capital leases	$5,634	$5,797

Debt Issue Costs

The Company had debt issuance costs, net of amortization, of $9.4 million and $6.1 million as of March 31, 2017 and December 31, 2016, respectively. These amounts are reflected in the Condensed Consolidated Balance Sheets as a direct deduction from long-term debt, net of current maturities.

The Company incurred interest expense related to the amortization of debt issue costs of $0.8 million and $1.1 million during the three months ended March 31, 2017 and March 31, 2016, respectively.

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

On March 7, 2017, the Company amended the $200 million variable rate to fixed rate interest rate swap, for a portion of the Company’s Term Loan, entered into on October 17, 2014. The U.S. dollar notional amount remained the same at $186.1 million, the fixed interest rate was changed from 5.09% to 5.628% per annum, and the maturity date was extended from April 16, 2020 to March 7, 2024. The fair value of the swap will fluctuate with changes in interest rates.

Also on March 7, 2017, the Company amended the cross currency swap, entered into on January 23, 2015, and into a new cross currency swap, to hedge its net investment in Europe, based on the U.S. dollar / Euro exchange spot rate of $1.04795. The Euro notional amount remained the same at €178 million, the interest rate was lowered from 3.40% to 2.85%, and the maturity date was extended from April 16, 2020 to March 7, 2024.

Both swaps were amended and restated in conjunction with the March 7, 2017 amendment to the Company’s Term Loan Credit Agreement.

At March 31, 2017 and December 31, 2016, the U.S. dollar / Euro exchange spot rate was $1.0683 and $1.0516, respectively. The following amounts were recorded in the Condensed Consolidated Balance Sheets as being payable to counterparties under FASB ASC No. 815, Derivatives and Hedging (in thousands):

	Location	March 31, 2017	December 31, 2016
Cross currency swap	Other non-current liabilities	$3,310	$4,993
Interest rate swap	Other non-current liabilities	8,731	2,451

All derivative instruments are recorded at fair value. Effectiveness for net investment and cash flow hedges is initially assessed at the inception of the hedging relationship and on a quarterly basis thereafter. To the extent that derivative instruments are deemed to be effective, changes in the fair value of derivatives are recognized in the Condensed Consolidated Balance Sheets as accumulated other comprehensive income (“AOCI”), and to the extent they are ineffective or were not designated as part of a hedge transaction, they are recorded in the Condensed Consolidated Statements of Operations as interest expense, net. The cross currency swap qualifies as a net investment hedge of the Company’s European subsidiaries. The interest rate swap qualifies as a cash flow hedge of the interest payments related to the Company’s Term Loan. In all previous periods, the Company had not accounted for the interest rate swap as a cash flow hedge, as all such changes in fair value were recognized in the Condensed Consolidated Statements of Operations as interest expense, net.

The following table presents the deferred gain / (loss) reported in AOCI at March 31, 2017 and December 31, 2016 (in thousands):

	Deferred gain in AOCI
	March 31, 2017	December 31, 2016
Cross currency swap	$33,391	$35,699
Interest rate swap	(6,572)	-
Total	$26,819	$35,699

Derivative instruments held during the period resulted in the following (income) / expense recorded in income (in thousands):

	(Income) / expense recognized
	(ineffective portion)
	Three Months Ended March 31,
	2017	2016
Cross currency swap	$(3,990)	$(28)
Interest rate swap	(292)	2,455
Total	$(4,282)	$2,427

Note 10. Income Taxes

During the three months ended March 31, 2017, the Company recorded income tax expense of $6.5 million on $22.6 million of pre-tax profit from continuing operations – for a consolidated effective tax rate of 28.8%. Included in the $6.5 million of consolidated tax expense was $5.3 million of deferred tax expense attributable to U.S. operations.

During the three months ended March 31, 2016, the Company recorded income tax expense of $3.5 million on $12.2 million of pre-tax profit from continuing operations – for a consolidated effective tax rate of 28.6%. Included in the $3.5 million of consolidated tax expense was $2.3 million of deferred income tax expense attributable to U.S. profits.

Note 11. Retirement Plans

The Company sponsors a pension and various other postretirement benefit plans for its employees. Each plan serves a defined group of employees and has varying levels of Company contributions. The Company’s contributions to certain plans may be required by the terms of the Company’s collective bargaining agreements.

The following tables provide the components of net periodic pension benefit cost and other post-retirement benefit cost (in thousands):

	Pension Benefits		Other Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2017	2016	2017	2016
Service cost	$5	$6	$2	$2
Interest cost	1,924	1,947	136	136
Expected return on plan assets (a)	(2,555)	(2,546)	-	-
Amortization of prior service credit	(24)	(24)	33	33
Net periodic benefit cost / (income)	$(650)	$(617)	$171	$171

(a)Expected rate of return on plan assets is 7.40% for 2017 and was 7.40% for 2016

The Company expects its minimum pension funding requirements to be $8.8 million during 2017. During the three months ended March 31, 2017, the Company made contributions of $1.7 million.

Additionally, during the three months ended March 31, 2017, the Company contributed $1.5 million, to its defined contribution retirement plans.

Note 12. Stockholders’ Equity and Noncontrolling Interests

The table below provides a reconciliation of the carrying amount of total stockholders’ equity, including stockholders’ equity attributable to Tower International, Inc. (“Tower”) and equity attributable to the noncontrolling interests (“NCI”) (in thousands):

	Three Months Ended March 31,
	2017			2016
	Tower	NCI	Total	Tower	NCI	Total
Stockholders' equity beginning balance	$207,795	$6,144	$213,939	$197,495	$9,224	$206,719
Net income	17,345	68	17,413	8,378	6	8,384
Other comprehensive income / (loss):
Foreign currency translation adjustments	5,830	52	5,882	8,383	14	8,397
Unrealized loss on qualifying cash flow hedge	(4,074)	-	(4,074)	-	-	-
Total comprehensive income	19,101	120	19,221	16,761	20	16,781
Vesting of RSUs	2	-	2	1	-	1
Treasury stock	(761)	-	(761)	(622)	-	(622)
Share based compensation expense	499	-	499	529	-	529
Proceeds from stock options exercised	938	-	938	-	-	-
Dividend paid	(2,242)	-	(2,242)	(2,111)	-	(2,111)
Cumulative effect of the adoption of ASU No. 2016-09	5,329	-	5,329	-	-	-
Noncontrolling interest dividends - Wuhu	-	-	-	-	(2,164)	(2,164)
Stockholders' equity ending balance	$230,661	$6,264	$236,925	$212,053	$7,080	$219,133

On June 17, 2016, the Company announced its Board of Directors’ authorization to repurchase up to $100 million of the Company’s issued and outstanding common stock from time to time in the open market, or in privately negotiated transactions. The Company expects to fund such repurchases from cash flow from operations, cash on hand, asset dispositions, and borrowings under its revolving credit facility. Through March 31, 2017, the Company repurchased a total of 829,648 shares of common stock at an aggregate cost of $18.9 million under this repurchase program.

The following table presents the components of accumulated other comprehensive loss (in thousands):

	As of March 31, 2017	As of December 31, 2016	Change
Foreign currency translation adjustments, net of tax of $9.2 million and $10.1 million	$(38,581)	$(44,411)	$5,830
Defined benefit plans, net of tax of $14.2 million and $14.2 million	(38,972)	(38,972)	-
Unrealized loss on qualifying cash flow hedge, net of tax (benefit) of ($2.5 million), and $0 million	(4,074)	-	(4,074)
Accumulated other comprehensive loss	$(81,627)	$(83,383)	$1,756

The following table presents the changes in accumulated other comprehensive loss by component (in thousands) for the three months ended March 31, 2017:

	Unrealized loss on		Foreign Currency
	Qualifying cash flow	Defined Benefit	Translation
	Hedge, Net of Tax	Plan, Net of Tax	Adjustments	Total
Balance at December 31, 2016	$-	$(38,972)	$(44,411)	$(83,383)
Other comprehensive income before reclassification	(4,074)	-	5,830	1,756
Net current-period other comprehensive income	(4,074)	-	5,830	1,756
Balance at March 31, 2017	$(4,074)	$(38,972)	$(38,581)	$(81,627)

The following table presents the changes in accumulated other comprehensive loss by component (in thousands) for the three months ended March 31, 2016:

		Foreign Currency
	Defined Benefit	Translation
	Plan, Net of Tax	Adjustments	Total
Balance at December 31, 2015	$(40,002)	$(40,490)	$(80,492)
Other comprehensive loss before reclassification	-	8,383	8,383
Net current-period other comprehensive loss	-	8,383	8,383
Balance at March 31, 2016	$(40,002)	$(32,107)	$(72,109)

The Company did not reclassify any material items out of accumulated other comprehensive loss during the three months ended March 31, 2017 or March 31, 2016, respectively.

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

The Company included the effects of all dilutive shares for the three months ended March 31, 2017 and March 31, 2016.

A summary of the information used to compute basic and diluted net income per share attributable to Tower International, Inc. is shown below (in thousands – except share and per share amounts):

	Three Months Ended March 31,
	2017	2016
Income from continuing operations	$16,063	$8,729
Income / (loss) from discontinued operations, net of tax	1,350	(345)
Net income	17,413	8,384
Less: Net income attributable to the noncontrolling interests	68	6
Net income attributable to Tower International, Inc.	$17,345	$8,378

Basic income / (loss) per share:
Continuing operations	$0.78	$0.41
Discontinued operations	0.07	(0.02)
Net income attributable to Tower International, Inc.	0.85	0.40
Basic weighted average shares outstanding	20,425,216	21,126,462

Diluted income / (loss) per share:
Continuing operations	$0.77	$0.41
Discontinued operations	0.06	(0.02)
Net income attributable to Tower International, Inc.	0.83	0.39
Diluted weighted average shares outstanding	20,820,457	21,444,570

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

At March 31, 2017, 800,732 shares were available for future grants of options and other types of awards under the Plan.

The following table summarizes the Company’s award activity during the three months ended March 31, 2017:

	Options		Restricted Stock Units
		Weighted		Weighted
		Average		Average Grant
Outstanding at:	Shares	Exercise Price	Shares	Date Fair Value
December 31, 2016	474,468	$12.18	213,522	$24.77
Granted	-	-	100,750	28.20
Options exercised or RSUs issued	(77,567)	12.09	(80,112)	24.93
Forfeited	-	-	(253)	24.16
March 31, 2017	396,901	$12.20	233,907	$26.19

Stock Options

The exercise price of each stock option equals the market price of the Company’s common stock on the grant date. Compensation expense is recorded at the grant date fair value and is recognized on a straight-line basis over the applicable vesting periods. The Company’s stock options generally vest over three years, with a maximum term of ten years.

The Company calculates the weighted average grant date fair value of each option granted using a Black-Scholes valuation model. During the three months ended March 31, 2017 and 2016 the Company did not recognize any expense relating to the options. The Company did not recognize any tax benefit related to the compensation expense during any of the periods presented. All of the expense associated with these options had been fully recognized in previous periods.

As of March 31, 2017, the Company had an aggregate of 396,901 stock options that had been granted, but had not yet been exercised. As of March 31, 2017, the remaining average contractual life for these options is approximately 4.5 years. During the three months ended March 31, 2017, 77,567 options were exercised, which had an aggregate intrinsic value of $1.2 million. As of March 31, 2017, 396,901 stock options were exercisable, which had an aggregate intrinsic value of $5.9 million. During the three months ended March 31, 2017, no stock options were granted, forfeited, or expired.

Restricted Stock Units (“RSUs”)

The grant date fair value of each RSU equals the market price of the Company’s common stock on its date of grant. Compensation expense is recorded at the grant date fair value, less an estimated forfeiture amount, and is recognized on a straight-line basis over the applicable vesting periods. The Company’s RSUs generally vest over a three year period.

During the three months ended March 31, 2017 and 2016, the Company recognized expense relating to the RSUs of $0.5 million and $0.5 million, respectively. As of March 31, 2017, the Company had $3.3 million of unrecognized compensation expense associated with these RSUs, which will be amortized on a straight-line basis over the next 17 months, on a weighted average basis.

As of March 31, 2017, the Company had an aggregate of 233,907 RSUs that had been granted, but had not yet vested. During the three months ended March 31, 2017, 100,750 RSUs were granted and 253 RSUs were forfeited.

During the first three months of 2017, a total of 80,112 RSUs vested, resulting in the issuance of 80,112 shares. The fair value of these shares was $2.3 million. This total was reduced by shares repurchased to provide payment for certain individual’s minimum statutory withholding tax. After offsets for withholding taxes, a total of 53,162 shares of common stock were issued. The Company paid $0.8 million to acquire 26,950 vested shares to cover the minimum statutory withholding taxes.

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

During the three months ended March 31, 2017 and 2016, the Company recorded expense of $0.1 million and $0.8 million related to these awards, respectively. At March 31, 2017, the Company had a liability of $6.1 million related to these awards. This liability is presented in the Condensed Consolidated Balance Sheets as other current liabilities.

Performance Award Agreements

Under the provisions of the 2010 Equity Incentive Plan, the Company grants certain awards annually in March pursuant to Performance Award Agreements to approximately 80 executives. These awards are designed to provide the executives with an incentive to participate in the long-term success and growth of the Company. The Performance Award Agreements provide for cash-based awards that vest upon payment. Pursuant to meeting the performance conditions set forth in the Performance Award Agreements, each award will be paid three years after it is granted. These awards are also subject to payment upon a change in control or termination of employment, if certain criteria are met. These awards represent unfunded, unsecured obligations of the Company.

2014 and 2015 Awards

One half of the awards granted in 2014 and 2015 were based upon the Company's Adjusted EPS Growth Rate, which is defined as the Company’s cumulative Adjusted EPS for the performance period of the awards, stated in terms of a percentage growth rate. The Company's EPS was and will be adjusted to exclude the effect of unusual, and/or nonrecurring items and then was and will be divided by the number of fiscal years in the specified period, stated in terms of a percentage growth rate. The other half of the awards are based upon the Company's percentile ranking of total shareholder return, compared to a peer group of companies, for the performance period.

Pursuant to meeting the performance conditions set forth in the Performance Award Agreements, the awards granted in 2014 were paid in the first quarter of 2017. The performance period of the awards granted in 2015, is January 1, 2015 through December 31, 2017.

2016 and 2017 Awards

One half of the awards granted in 2016 and 2017 will be based upon the Company’s Adjusted EBIT Growth Rate, which is defined as the Company’s cumulative Adjusted EBIT (earnings before interest and taxes) for the performance period of the awards, stated in terms of a percentage growth rate. The Company's EBIT will be adjusted to exclude the effect of extraordinary, unusual, and/or nonrecurring items and then will be divided by the number of fiscal years in the specified period, stated in terms of a percentage growth rate. The other half of the awards will be based upon the Company's percentile ranking of total shareholder return, compared to a peer group of companies, for the performance period.

The performance period of the awards granted in 2016 is January 1, 2016 through December 31, 2018. The performance period of the awards granted in 2017 is January 1, 2017 through December 31, 2019.

During the three months ended March 31, 2017 and 2016, the Company recorded expense related to all performance awards of $0.4 million and $1.9 million, respectively. At March 31, 2017, the Company had a liability of $4.2 million related to these awards, of which $3 million is payable in March 2018 and is presented as other current liabilities in the Condensed Consolidated Balance Sheet, while the remaining $1.2 million is presented as other non-current liabilities in the Condensed Consolidated Balance Sheet.

Note 15. Segment Information

The Company defines its operating segments as components of its business where separate financial information is available. The Company’s operating segments are routinely evaluated by management. The Company’s chief operating decision maker (“CODM”) is its Chief Executive Officer.

The Company produces engineered structural metal components and assemblies primarily serving the global automotive industry. The Company’s operations have similar economic characteristics and share fundamental characteristics, including the nature of the products, production processes, margins, customers, and distribution channels. The Company’s products include body structures stampings, chassis structures (including frames), and complex welded assemblies for small and large cars, crossovers, pickups, and SUVs. The Company is comprised of two operating and reportable segments: Europe and North America. . In periods prior to the second quarter of 2016, the Company was comprised of four operating segments: Europe, China, North America, and South America. These operating segments were aggregated into two reportable segments. The International segment consisted of Europe and China and the Americas segment consisted of North America and South America. The Company’s remaining operations in China and Brazil are currently considered as Discontinued Operations, the former International segment only contains Europe, and the former Americas segment only contains North America.

The Company measures segment operating performance based on Adjusted EBITDA. The Company uses segment Adjusted EBITDA as the basis for the CODM to evaluate the performance of each of the Company’s reportable segments.

The following is a summary of select data for each of the Company’s reportable segments (in thousands):

	Europe	North America	Total
Three Months Ended March 31, 2017:
Revenues	$160,152	$337,438	$497,590
Adjusted EBITDA	11,172	35,032	46,204
Capital Expenditures	6,970	16,939	23,909
Total Assets (a)	496,425	749,283	1,245,708

Three Months Ended March 31, 2016:
Revenues	$161,118	$328,076	$489,194
Adjusted EBITDA	11,518	33,577	45,095
Capital Expenditures	15,644	10,052	25,696
Total Assets (a)	514,502	709,050	1,223,552

(a)As of March 31, 2017 and 2016, total assets include assets held for sale

Inter-segment sales are not significant for any period presented.

The following is a reconciliation of Adjusted EBITDA to income before provision for income taxes, and income / (loss) from discontinued operations (in thousands):

	Three Months Ended March 31,
	2017	2016
Adjusted EBITDA	$46,204	$45,095
Restructuring and asset impairment charges, net	(3,911)	(746)
Depreciation and amortization	(17,766)	(17,276)
Acquisition costs and other	(75)	(116)
Long-term compensation expense	(912)	(3,582)
Interest expense, net	(406)	(7,554)
Other expense (a)(b)	(575)	(3,576)
Income before provision for income taxes
and income / (loss) from discontinued operations	$22,559	$12,245

(a)Represents costs incurred during the three month period ended March 31, 2017, to support the refinancing of our term debt.

(b)Represents costs incurred during the three month period ended March 31, 2016, to support the investigation into the potential sale of Tower Europe, which is no longer being considered.

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

At March 31, 2017, the carrying value and estimated fair value of the Company’s total debt was $433.4 million and $431.6 million, respectively. At December 31, 2016, the carrying value and estimated fair value of the Company’s total debt was $390.6 million and $394.2 million, respectively. The majority of the Company’s debt at March 31, 2017 and December 31, 2016 was comprised of the Term Loan Credit Facility, which can be traded between financial institutions. Accordingly, this debt has been classified as Level 2. The fair value was determined based upon quoted values. The remainder of the Company’s debt, primarily consisting of foreign subsidiary indebtedness, is asset-backed and is classified as Level 3. As this debt carries variable rates and minimal credit risk, the book values approximate the fair values.

The Company has foreign currency exchange hedges and an interest rate swap that were measured at fair value on a recurring basis at March 31, 2017 and December 31, 2016. These instruments are recorded in other non-current liabilities in the Company’s Condensed Consolidated Balance Sheets and the fair value is measured using Level 2 observable inputs such as foreign currency exchange rates, swap rates, cross currency basis swap spreads and interest rate spreads. At March 31, 2017, the foreign currency exchange hedge (net investment hedge of the Company’s European subsidiaries) and the interest rate swap had liability fair values of $3.3 million and $8.7 million, respectively.

There were no nonrecurring items that occurred during the three months ended March 31, 2017 that required the re-measurement of fair value.

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate fair value because of the short maturity of these instruments.

Note 17. Commitments and Contingencies

Operating Leases

The Company leases office space, manufacturing space, and certain equipment under non-cancellable lease agreements, which require the Company to pay maintenance, insurance, taxes, and other expenses, in addition to rental payments. The Company has entered into leasing commitments with lease terms expiring between the years 2018 and 2026. The Company has options to extend the terms of certain leases in future periods. The properties covered under these leases include manufacturing and office equipment and facilities. Rent expense for all operating leases totalled $5.8 million and $5.9 million during the three months ended March 31, 2017, and 2016 respectively.

Future minimum operating lease payments at March 31, 2017 are as follows (in thousands):

Year	Operating Leases
2017	$ 18,595
2018	32,934
2019	29,778
2020	22,541
2021	17,690
Thereafter	35,208
Total future lease payments	$ 156,746

Environmental Matters

The Company owns properties which have been affected by environmental releases. The Company is actively involved in investigation and/or remediation at several of these locations.

Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. The established liability for environmental matters is based upon management’s best estimates, on an undiscounted basis, of expected investigation/ remediation costs related to environmental contamination. It is possible that actual costs associated with these matters will exceed the environmental reserves established by the Company. Inherent uncertainties exist in the estimates, primarily due to unknown environmental conditions, changing governmental regulations, and legal standards regarding liability and evolving technologies for handling site remediation and restoration. At March 31, 2017 and December 31, 2016, the Company had $1.4 million accrued for environmental matters.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Company Overview

We are a leading global manufacturer of engineered automotive structural metal components and assemblies primarily serving original equipment manufacturers (“OEMs”). We offer our automotive customers a broad product portfolio, supplying body-structure stampings, frame and other chassis structures, and complex welded assemblies, for small and large cars, crossovers, pickups, and sport utility vehicles. Our products are manufactured at 23 facilities strategically located near our customers in North America and Europe. We support our manufacturing operations through six engineering and sales locations around the world. Our products are offered on a diverse mix of vehicle platforms, reflecting the balanced portfolio approach of our business model and the breadth of our product capabilities. We supply products to approximately 130 vehicle models globally to 11 of the 12 largest OEMs based on 2016 production volumes.

We believe that our engineering, manufacturing, and program management capabilities, our competitive cost, our financial discipline, and our colleague engagement position us for long-term success.

Recent Trends

Production Volumes

During the first quarter of 2017, industry production volumes increased from 2016 in North America and in Europe. According to IHS, full year industry production in 2017 is projected to increase in Europe and decrease slightly in North America.

Factors Affecting our Industry, Revenues, and Expenses

For information regarding factors that affect our industry, revenues, and expenses, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Results of Operations—Three Months Ended March 31, 2017 Compared with the Three Months Ended March 31, 2016

The following table presents production volumes in specified regions, according to the IHS March 2017 issue, for the three months ended March  31, 2017  compared to the three months ended March  31, 2016 (in millions of units produced):

	Europe	North America
Three Months Ended March 31, 2017	5.88	4.57
Three Months Ended March 31, 2016	5.53	4.46
Increase	0.35	0.11
Percentage change	6.3%	2.5%

The following table presents select financial information for the three months ended March  31, 2017  and 2016 (in millions):

	Europe		North America		Consolidated
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2017	2016	2017	2016	2017	2016

Revenues	$160.2	$161.1	$337.4	$328.1	$497.6	$489.2
Cost of sales	144.2	145.4	296.6	286.7	440.8	432.1
Gross profit	16.0	15.7	40.8	41.4	56.8	57.1
Selling, general, and administrative expenses	10.1	10.0	19.1	22.9	29.2	32.9
Amortization expense	-	-	0.1	0.1	0.1	0.1
Restructuring and asset impairment charges, net	0.1	-	3.8	0.7	3.9	0.7
Operating income	$5.8	$5.7	$17.8	$17.7	23.5	23.4
Interest expense, net					0.4	7.6
Other expense					0.6	3.6
Provision for income taxes					6.5	3.5
Income / (loss) from discontinued operations, net of tax					1.4	(0.3)
Noncontrolling interest, net of taxes					0.1	-
Net income attributable to Tower International, Inc.					$17.3	$8.4

Comparison of Periods – GAAP Analysis of Consolidated Results

Revenues

Total revenues increased during the three months ended March 31, 2017 by $8.4 million, or 1.7%, from the three months ended March 31, 2016, reflecting higher volume ($27.0 million), offset partially by unfavorable pricing ($12.8 million) and unfavorable foreign exchange ($5.8 million).

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

Total gross profit decreased by $0.3 million, or 0.5%, from the three months ended March 31, 2016 to the three months ended March 31, 2017 and our gross profit margin decreased from 11.7% during the 2016 period to 11.4% during the 2017 period. Higher volume ($5.6 million) was offset partially by unfavorable foreign exchange ($0.6 million), excluding the impact on depreciation. All other factors were net unfavorable ($5.3 million). Cost of sales was impacted by unfavorable pricing and economics ($7.7 million), and other non-recurring items, primarily the timing of commercial and vendor settlements, offset partially by favorable efficiencies.

Total gross profit was affected by an increase in the depreciation included in cost of sales from $16.1 million during the three months ended March 31, 2016 to $16.9 million during the three months ended March 31, 2017, reflecting primarily more depreciation from additional assets.

Selling, General, and Administrative Expenses (“SG&A”)

Total SG&A decreased $3.7 million, or 11.2%, from the three months ended March 31, 2016, reflecting primarily lower long-term cash compensation.

Restructuring and Asset Impairment Expense

Total restructuring expense increased $3.2 million, from the three months ended March 31, 2016,  which reflects the charges incurred in the North America segment related to severance charges to reduce corporate overhead during the first quarter of 2017.

Interest Expense, net

Interest expense, net, decreased $7.2 million, or 94.7%, from the three months ended March 31, 2016, reflecting primarily mark-to-market changes of $6.7 million on our derivative financial instruments.

Other Expense

Other expense decreased $3 million from the three months ended March 31, 2016, reflecting the non-recurrence of costs incurred during the three months ended March 31, 2016 to support the potential sale of Tower Europe, which is no longer being considered, offset partially by costs incurred to refinance our debt.

Provision for Income Taxes

Income tax expense from continued operations increased $3 million from the three months ended March 31, 2016. In the first quarter of 2017, we recorded $6.5 million of income tax expense compared to $3.5 million in the prior year primarily due to higher profits earned in the U.S.

Income from Discontinued Operations

During the second quarter of 2016, the Company’s Board of Directors approved a plan to sell the Company’s remaining business operations in Brazil and China. At March 31, 2017, all of the Brazilian and Chinese business operations are considered held for sale in accordance with FASB ASC No. 360, Property, Plant, and Equipment, and presented as discontinued operations in the Condensed Consolidated Financial Statements, in accordance with FASB ASC No. 205, Discontinued Operations.

The Company recorded income from discontinued operations, net of tax, of $1.4 million during the three months ended March 31, 2017, as compared with loss of $0.3 million for the three months ended March 31, 2016.

Comparison of Periods—Non-GAAP Analysis of Adjusted EBITDA

A reconciliation of Adjusted EBITDA to net income attributable to Tower International, Inc. for the periods presented is set forth below (in millions):

	Europe		North America		Consolidated
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2017	2016	2017	2016	2017	2016

Adjusted EBITDA	$11.2	$11.5	$35.0	$33.6	$46.2	$45.1
Intercompany charges	2.1	1.6	(2.1)	(1.6)	-	-
Restructuring and asset impairments	(0.1)	-	(3.8)	(0.7)	(3.9)	(0.7)
Depreciation and amortization	(6.9)	(6.8)	(10.9)	(10.5)	(17.8)	(17.3)
Acquisition costs and other	-	-	-	(0.1)	-	(0.1)
Long-term compensation (a)	(0.5)	(0.6)	(0.4)	(3.0)	(0.9)	(3.6)
Operating income	$5.8	$5.7	$17.8	$17.7	23.5	23.4
Interest expense, net					(0.4)	(7.6)
Other expense					(0.6)	(3.6)
Provision for income taxes					(6.5)	(3.5)
Income from discontinued operations, net of tax					1.4	(0.3)
Noncontrolling interest, net of taxes					(0.1)	-
Net income attributable to Tower International, Inc.					$17.3	$8.4

(a) Represents the compensation expense related to stock options, restricted stock units, and accruals from certain compensation programs intended to benefit our long-term success and growth. The compensation charges are incurred during the applicable vesting periods of each program.

The following table presents revenues (a GAAP measure) and Adjusted EBITDA (a non-GAAP measure) for the three months ended March  31, 2017  and 2016 (in millions), as well as an explanation of variances:

	Europe		North America		Consolidated
		Adjusted		Adjusted		Adjusted
	Revenues	EBITDA(b)	Revenues	EBITDA(b)	Revenues	EBITDA(b)
Three Months Ended March 31, 2017 results	$160.2	$11.2	$337.4	$35.0	$497.6	$46.2
Three Months Ended March 31, 2016 results	161.1	11.5	328.1	33.6	489.2	45.1
Variance	$(0.9)	$(0.3)	$9.3	$1.4	$8.4	$1.1
Variance attributable to:
Volume and mix	$10.2	$1.3	$16.8	$4.3	$27.0	$5.6
Foreign exchange	(5.8)	(0.4)	-	-	(5.8)	(0.4)
Pricing and economics	(5.3)	(2.3)	(7.5)	(5.4)	(12.8)	(7.7)
Efficiencies	-	3.0	-	6.0	-	9.0
Selling, general, and administrative
expenses and other items (c)	-	(1.9)	-	(3.5)	-	(5.4)
Total	$(0.9)	$(0.3)	$9.3	$1.4	$8.4	$1.1

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

Consolidated Company: Consolidated Adjusted EBITDA increased by $1.1 million, or 2.4%, from the three months ended March 31, 2016, reflecting higher volume ($5.6 million), offset partially by unfavorable foreign exchange ($0.4 million). All other factors were net unfavorable ($4.1 million). Unfavorable pricing and economics ($7.7 million), principally product pricing and labor costs, and unfavorable SG&A expenses and other items ($5.4 million), primarily the timing of commercial and vendor settlements, were offset partially by favorable efficiencies ($9.0 million).

Europe Segment: In our Europe segment, Adjusted EBITDA decreased by $0.3 million, or 2.6%, from the three months ended March 31, 2016. Higher volume ($1.3 million) was offset partially by unfavorable foreign exchange ($0.4 million). All other factors were net unfavorable ($1.2 million). Unfavorable pricing and economics ($2.3 million), principally product pricing and labor costs, and unfavorable SG&A expenses and other items ($1.9 million), were offset partially by favorable efficiencies ($3.0 million).

North America Segment: In our North America segment, Adjusted EBITDA increased by $1.4 million, or 4.2%, from the three months ended March 31, 2016 reflecting higher volume ($4.3 million). All other factors were net unfavorable ($2.9 million). Unfavorable pricing and economics ($5.4 million), principally product pricing and labor costs, and unfavorable SG&A expenses and other items ($3.5 million), primarily the timing of commercial and vendor settlements, were offset partially by favorable efficiencies ($6.0 million).

Restructuring

The following table sets forth our net restructuring and asset impairment charges by type for the periods presented (in millions):

	Three Months Ended March 31,
	2017	2016
Employee termination costs	$3.7	$-
Other exit costs	0.2	0.7
Total restructuring charges, net	$3.9	$0.7

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

The charges incurred in our North America segment during the three months ended March 31, 2017 related to severance charges to reduce corporate overhead and ongoing maintenance expense of facilities closed as a result of prior actions. The charges incurred in our Europe segment for the three months ended March 31, 2017 related to severance charges in Europe to reduce fixed costs.

We expect to continue to incur additional restructuring expense in 2017 related primarily to previously announced restructuring actions; however, we do not anticipate any additional expense that will be significant, with respect to previously announced actions. We may engage in new actions if business conditions warrant further actions.

Liquidity and Capital Resources

General

We generally expect to fund expenditures for operations, administrative expenses, capital expenditures, dividend payments, and debt service obligations with internally generated funds from operations and we generally expect to satisfy working capital needs from time-to-time with borrowings under our revolving credit facility or cash on hand. As of March 31, 2017, we had available liquidity of approximately $212 million, which we believe is adequate to fund our working capital requirements for at least the next twelve months. We believe that we will be able to meet our debt service obligations and fund operating requirements for at least the next twelve months with cash flow from operations, cash on hand, potential operating lease arrangements, and borrowings under our revolving credit facility.

On June 17, 2016, we announced our Board of Directors’ authorization to repurchase up to $100 million of the Company’s issued and outstanding common stock from time to time in the open market, or in privately negotiated transactions. We expect to fund such repurchases from cash flow from operations, cash on hand, asset dispositions, and borrowings under our revolving credit facility. To date, the Company repurchased a total of 829,648 shares of common stock at an aggregate cost of $18.9 million.

Cash Flows and Working Capital

The following table shows the components of our cash flows from continuing operations for the periods presented (in millions):

	Three Months Ended March 31,
	2017	2016
Net cash provided by / (used in):
Operating activities	$(48.4)	$10.3
Investing activities	(23.9)	(25.7)
Financing activities	36.4	(44.6)

Net Cash Provided by Operating Activities

Net cash used in operating activities was $48.4 million during the three months ended March 31, 2017, compared to $10.3 million generated during the three months ended March 31, 2016. The primary reason for this decrease was the unfavorable fluctuation in working capital items, including negative customer-funded tooling.

Net Cash Used in Investing Activities

Net cash utilized in investing activities was $23.9 million during the three months ended March 31, 2017, compared to $25.7 million during the three months ended March 31, 2016. The $1.8 million decrease in cash utilized was attributable primarily to decreased capital expenditures.

Net Cash Provided by / (Used in) Financing Activities

Net cash generated in financing activities was $36.4 million during the three months ended March 31, 2017, compared to $44.6 million utilized during the three months ended March 31, 2016. This $81  million decrease was attributable primarily to the non-recurrence of a $50 million repayment on the Term Loan Credit Facility during the first quarter of 2016, and by higher borrowings on the revolver in 2017.

Working Capital

We manage our working capital by monitoring key metrics principally associated with inventory, accounts receivable, and accounts payable. Our quarterly average inventory days on hand decreased to 16 days during the first quarter of 2017 from 17 days during the fourth quarter of 2016. Our inventory levels increased from $71.7 million at December 31, 2016 to $75.5 million at March 31, 2017, primarily due to the ramp up of production on recently awarded business.

Our accounts receivable balance increased from $178.3 million as of December 31, 2016 to $250.1 million as of March 31, 2017. The increase reflects the timing of customer payments consistent with normal seasonality.

Our accounts payable balance increased from $258.1 million as of December 31, 2016 to $280.1 million as of March 31, 2017. The change reflects primarily the increase of trade accounts payable, resulting from the matching of terms with our customers and vendors, offset partially by the timing of payments related to capital expenditures and customer funded tooling.

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

Our working capital is also impacted by our net position in regard to tooling funded by our customers. Tooling costs represent costs incurred by us in the development of new tooling used in the manufacture of our products. Generally, when a customer awards a contract to us, the customer agrees to reimburse us for certain of our tooling costs. As the tooling is developed, we experience cash outflows because we bear the costs and we typically do not receive reimbursement from our customers until the manufacture of the particular program commences. This timing delay causes our working capital to fluctuate between periods due to the timing of the cash inflows and outflows. During the first quarter our net tooling position increased by $26 million from $77 million at December 31, 2016 to $103 million at March 31, 2017. This increase reflects increased net spending on recently awarded programs. We expect the balance of customer-funded tooling will increase in the next period, and reduce in the second half of the year, as reimbursements from customers are expected to significantly exceed additional spending on customer funded-tooling.

On March  31, 2017 and December 31, 2016 we had working capital balances of $45.7 million and $9.4 million, respectively. This increase is related primarily to increased accounts receivable.

Sources and Uses of Liquidity

Our available liquidity at March 31, 2017 was approximately $212 million, which consisted of $27.5 million of cash on hand, and unutilized borrowing availability under our U.S. and foreign credit facilities of $147 million and $37.8 million, respectively. A portion of our cash balance is located at foreign subsidiaries and is presently being used to fund operations at and investment in those locations. As of December 31, 2016 we had available liquidity of $292.2 million.

As of March 31, 2017, we had short-term debt, excluding capital leases, of $34.1 million, of which $22.1 million related to receivables factoring in Europe, $2.2 million related to indebtedness under a secured credit line in Europe, $6.2 million related to other borrowings in Europe, and $3.6 million related to current maturities of our Term Loan Credit Facility. On March 7, 2017, the Company amended the Term Loan Credit Agreement by entering into the Third Refinancing Term Loan Amendment and Additional Term Loan Amendment (“Third Term Loan Amendment”), pursuant to which, among other things, the outstanding term loans under the Term Loan Credit Agreement were refinanced in full. There were no additional borrowings associated with this refinancing. The receivables factoring in Europe consists of uncommitted demand facilities, which are subject to termination at the discretion of the banks, although we have not experienced any terminations by the banks.

Pursuant to the Board of Directors’ declaration on October 16, 2015, the Company commenced payment of a quarterly dividend of $0.10 per common share. This dividend was raised to $0.11 per common share on October 21, 2016.  During the three months ended March 31, 2017 and 2016,  the Company paid dividends of $2.2 million and $2.1 million, respectively.

On June 17, 2016, the Company announced its Board of Directors’ authorization to repurchase up to $100 million of the Company’s issued and outstanding common stock from time to time in the open market, or in privately negotiated transactions. As of March 31, 2017,  829,648 shares have been purchased under the Repurchase Program with no additional shares being purchased under that program during the three months ended March 31, 2017.

Free Cash Flow

Free cash flow is a non-GAAP measure. Free cash flow is defined as cash provided by continuing operating activities less cash disbursed for purchases of property, plant, and equipment. We believe this metric provides useful information to our investors because management regularly reviews this metric as an important indicator of how much cash is generated by our normal business operations, net of capital expenditures, and makes decisions based upon them. Management also views this metric as a measure of cash available to reduce debt and grow the business. Free cash flow is calculated as follows (in millions):

	Three Months Ended March 31,
	2017	2016
Net cash provided by continuing operating activities	$(48.4)	$10.3
Cash disbursed for purchases of property, plant, and equipment, net	(23.9)	(25.7)
Free cash flow (1)	(72.3)	(15.4)

(1)Net cash disbursed for customer-funded tooling is included in free cash flow. Net cash disbursed for customer-funded tooling at March 31, 2017 and 2016 was $25.5 million and $9.9 million, respectively.

Free cash flow was negative $72.3 million during the first three months of 2017, compared to negative $15.4 million during the three months ended March 31, 2016. The $56.9 million difference in free cash flow reflects primarily an unfavorable fluctuation in working capital items which includes customer-funded tooling.

Debt

As of March  31, 2017, we had outstanding indebtedness, excluding capital lease obligations and net of debt issue cost, of approximately $424 million, which consisted of the following:

.9
	•	$358.9 million (net of a $2.6 million original issue discount) indebtedness outstanding under our Term Loan Credit Facility
	•	$44 million indebtedness outstanding under our Amended Credit Revolving Facility
	•	$30.5 million of foreign subsidiary indebtedness
	•	Less $9.4 million of debt issue costs netted against our indebtedness

Term Loan Credit Facility

On March 7, 2017, we amended the Term Loan Credit Agreement by entering into the Third Refinancing Term Loan Amendment and Restatement Agreement (“Third Term Loan Amendment”), pursuant to which, among other things, the outstanding term loans under the Term Loan Credit Agreement were refinanced in full. There were no additional borrowing associated with this refinancing. The aggregate principal amount of $358.9 million is outstanding under the Term Loan Credit Agreement. The maturity date of the Term Loan Credit Facility is March 7, 2024 and the Term Loans bear interest at (i) the Alternate Base Rate plus a margin of 1.75% or (ii) the Adjusted LIBO Rate (calculated by multiplying the applicable LIBOR rate by a statutory reserve rate) plus a margin of 2.75%.

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

Amended Revolving Credit Facility

On March 7, 2017,  we entered into a Fourth Amended and Restated Revolving Credit and Guaranty Agreement (“Fourth Amended Revolving Credit Facility Agreement”), by and among Tower Automotive Holdings USA, LLC, the Company, Tower Automotive Holdings I, LLC, Tower Automotive Holdings II(a), LLC, the subsidiary guarantors named therein, the financial institutions from time to time party thereto as Lenders, and JPMorgan Chase Bank, N.A. as Issuing Lender, as Swing Line Lender, and as Administrative Agent for the Lenders.

The Fourth Amended Revolving Credit Facility Agreement amended and restated, in its entirety, the Third Amended Revolving Credit Facility Agreement, dated as of September 17, 2014, by and among the Borrower, its domestic affiliate and domestic subsidiary guarantors named therein, and the lenders party thereto, and the Agent. The Fourth Amended Revolving Credit Facility Agreement provides for a cash flow revolving credit facility (the “Amended Revolving Credit Facility”) in the aggregate amount of up to $200 million. The Fourth Amended Revolving Credit Facility Agreement also provides for the issuance of letters of credit in an aggregate amount not to exceed $30 million, provided that the total amount of credit (inclusive of revolving loans and letters of credit) extended under the Fourth Amended Revolving Credit Facility Agreement is subject to an overall cap, on any date, of $200 million. We may request the issuance of Letters of Credit denominated in Dollars or Euros. As of March 31, 2017, we had $44 million of borrowings outstanding under our Amended Revolving Credit Facility and $9 million of letters of credit outstanding under the Fourth Amended Revolving Credit Facility Agreement. Thus, we could have borrowed an additional $147 million under the Fourth Amended Revolving Credit Facility Agreement as of March 31, 2017, calculated as follows (in millions):

Total Revolving Credit Commitment	$200.0
Borrowings on Amended Revolving Credit Facility	(44.0)
Letter of credit outstanding	(9.0)
Availability on Fourth Amended Revolving Credit Facility Agreement	$147.0

Advances under the Amended Revolving Credit Facility bear interest at an alternate base rate plus a base rate margin or LIBOR plus a Eurodollar margin. The applicable margins are determined by the Company’s Total Net Leverage Ratio (as defined in the Fourth Amended Revolving Credit Facility Agreement). As of March  31, 2017, the applicable margins were 1.50% per annum and 2.50% per annum for base rate and LIBOR based borrowings, respectively, resulting in a weighted average interest rate of 4.05%.  Borrowings outstanding under our Amended Revolving Credit Facility may vary significantly from time to time, depending on our cash needs at any given time. Our Amended Revolving Credit Facility matures on March 7, 2022.

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

As of March 31, 2017, we were in compliance with the financial covenants that govern our credit agreements.

Foreign Subsidiary Indebtedness

Our foreign subsidiary indebtedness consists primarily of borrowings in Europe, receivables factoring and credit line in Europe, which is described above.

Capital and Operating Leases

We maintain capital leases primarily for a manufacturing facility and certain manufacturing equipment. We have several operating leases, including leases for office and manufacturing facilities, as well as certain equipment, with lease terms expiring between the years 2018 and 2026. As of March 31, 2017, our total future operating lease payments amounts to $156.7 million and the present value of minimum lease payments under our capital leases amounted to $5.6 million. See Note 17 of the notes to the Company’s Condensed Consolidated Financial Statements.

As of December 31, 2016, our total future operating lease payments amounted to $162.9 million and the present value of minimum lease payments under our capital leases amounted to $5.8 million. The decrease in total future operating lease payments between December 31, 2016 and March 31, 2017 principally reflects rental payments on leases for manufacturing facilities and equipment.

Off-Balance Sheet Obligations

In addition to the operating leases described above, our off-balance sheet obligations consist of obligations under our Fourth Amended Revolving Credit Facility. As of March 31, 2017, letters of credit outstanding were $9 million under the Fourth Amended Revolving Credit Facility.

Net Debt

Net debt is a non-GAAP measure that represents total debt less cash and cash equivalents. We regard net debt as a useful measure of our outstanding debt obligations. Our use of the term “net debt” should not be understood to mean that we will use any cash on hand to repay debt. Net debt is calculated as follows (in millions):

	As of March 31, 2017	As of December 31, 2016
Total debt, including capital leases and net of debt issue costs	$429.6	$390.3
Less: Cash and cash equivalents	27.5	62.8
Net debt	$402.1	$327.5

As of March 31, 2017, our net debt was $402.1 million, compared to $327.5 million as of December 31, 2016.  The $74.6 million change reflects primarily negative free cash flow for the period.

Disclosure Regarding Forward-Looking Statements

This report contains statements which constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including but not limited to statements relating to trends in the operations, financial results, business and products of our Company, and anticipated production trends. The forward-looking statements can be identified by words such as “anticipate”, “believe”, “plan”, “estimate”, “expect”, “intend”, “project”, and other similar expressions and statements regarding our intent, belief, current plans, or expectations. Our forward looking statements also include, without limitation, statements regarding our anticipated future financial condition, operating results, free cash flows, net debt leverage, Adjusted EBITDA, and business and financing plans and models. Forward-looking statements are made as of the date of this report and are based upon management’s current expectations and beliefs concerning future developments and their potential effects on us. Such forward-looking statements are not guarantees of future performance. The following important factors, as well as those important factors described elsewhere in this report or in our Annual Report on Form 10-K for the year ended December 31, 2016, could cause our actual results to differ materially from estimates or expectations reflected in such forward-looking statements:

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

Interest Rate Risk

At March 31, 2017, we had total debt, excluding capital leases, of $424 million (net of a $2.6 million discount and $9.4 million of debt issue cost), consisting of variable rate debt of $231.9 million (55%) and fixed rate debt of $192.1 million (45%), taking into account our $186.1 million variable rate to fixed rate swap. Assuming no changes in the monthly average variable rate debt levels of $240.9 million for the three months ended March 31, 2017, we estimate that a hypothetical change of 100 basis points in the LIBOR and alternative base rate would not have a significant impact on interest expense due to the LIBOR floor in our Term Loan.

On March 7, 2017, the Company amended the variable rate to fixed rate interest rate swap, for a portion of the Company’s Term Loan, entered into on October 17, 2014. The U.S. dollar notional amount remained the same at $186.1 million, the fixed interest rate was changed from 5.09% to 5.628% per annum, and the maturity date was extended from April 16, 2020 to March 7, 2024. The fair value of the swap will fluctuate with changes in interest rates.

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

Our strategy for managing currency risk relies primarily upon conducting business in a foreign country in that country’s currency. We may, from time to time, also participate in hedging programs intended to reduce our exposure to currency fluctuations. We believe that the effect of a 100 basis point movement in foreign currency rates against the U.S. dollar would not have materially impacted the results of our operations, our cash flows, or our stockholders’ equity for the three months ended March  31, 2017.

On March 7, 2017, the Company amended the cross currency swap, entered into on January 23, 2015, and into a new cross currency swap, to hedge its net investment in Europe, based on the U.S. dollar / Euro exchange spot rate of $1.04795. The Euro notional amount remained the same at $178 million, the interest rate was lowered from 3.40% to 2.85%, and the maturity date was extended from April 16, 2020 to March 7, 2024.

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

Item 4. Controls  and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), management, with the participation of the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2017. Based upon that evaluation, the CEO and the CFO have concluded that, as of March  31, 2017, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting that occurred during the quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1A. Risk Factors.

There have been no material changes in our risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities

				Total Number of
				Shares (or Units)	Dollar Value of
			Weighted	Purchased as Part	Shares that May
	Total Number of		Average Price	of Publicly	Yet Be Purchased
	Shares (or Units)		Paid per Share	Announced Plan	Under Plan or
Period	Purchased		(or Unit) (1)	or Program	Program (2)
January 1 to January 31, 2017	10,078		$28.35	-	$81,056,732
February 1 to February 28, 2017	-		$-	-	$81,056,732
March 1 to March 31, 2017	16,872		$28.20	-	$81,056,732
Total	26,950	(3)	$28.26	-

(1)The weighted average price paid for shares of common stock includes commissions paid.

(2)This column includes the approximate dollar value of shares that remain authorized for repurchase under the Company’s Repurchase Program announced on June 17, 2016. Subject to applicable legal restrictions, shares may be repurchased in open market transactions, privately negotiated transactions, or in such other manner as shall be determined by the Chief Executive Officer, the Chief Financial Officer (the “Proper Officers”), or their designee. The timing, manner, price, and amount of repurchases will be determined at the Proper Officer’s discretion and the Repurchase Program shall terminate on the earlier of (i) the first date on which a total of $100 million of the Company’s shares of common stock shall have been purchased and (ii) such other date as shall be determined by the Company’s Board of Directors.

(3)These shares were purchased in connection with the vesting of restricted stock units.  See Note 14 of the notes to the Company’s Condensed Consolidated Financial Statements.

Item 6. Exhibits.

10.1

Fourth Amended and Restated Revolving Credit and Guaranty Agreement, dated as of March 7, 2017 among Tower Automotive Holdings USA, LLC, Tower International, Inc., Tower Automotive Holdings I, LLC, Tower Automotive Holdings II(a), LLC, the Subsidiary Guarantors, the financial institutions from time to time party thereto, as Lenders, and JPMorgan Chase Bank, N.A., as Issuing Lender, as Swing Line Lender and as administrative agent for the Lenders (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed March 10, 2017 and incorporated herein by reference).

10.2

Amended and Restated Revolving Credit Security Agreement, originally dated as of September 17, 2014 and amended and restated as of March 7, 2017, among Tower Automotive Holdings USA, LLC, the Guarantors party thereto and JPMorgan Chase Bank, N.A., as agent (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed March 10, 2017 and incorporated herein by reference).

10.3

Third Refinancing Term Loan Amendment and Amendment and Restatement Agreement, dated as of March 7, 2017, in respect of the Term Loan and Guaranty Agreement, dated as of April 23, 2013, among Tower Automotive Holdings USA, LLC, Tower International, Inc., Tower Automotive Holdings I, LLC, Tower Automotive Holdings II(a), LLC, and the other Guarantors party thereto, the Lenders party thereto and Citibank N.A., as administrative agent (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed March 10, 2017 and incorporated herein by reference).

10.4

Amended and Restated Term Loan and Guaranty Agreement, originally dated as of April 23, 2013 and amended and restated as of March 7, 2017 among Tower Automotive Holdings USA, LLC, Tower International, Inc., Tower Automotive Holdings I, LLC, Tower Automotive Holdings II(a), the Subsidiary Guarantors, each of the financial institutions from time to time party thereto, as Lenders, and Citibank, N.A., as administrative agent for the Lenders (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed March 10, 2017 and incorporated herein by reference).

10.5

Amended and Restated Term Loan Security Agreement, originally dated as of April 23, 2013 and amended and restated as of March 7, 2017 among Tower Automotive Holdings USA, LLC , the Guarantors party thereto and Citibank, N.A., as agent (filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed March 10, 2017 and incorporated herein by reference)

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

Tower International, Inc.

Date: May 2, 2017	/s/ Jeffrey Kersten
Jeffrey Kersten
Chief Financial Officer