Form 10-Q
period 2017-06-30
Tower International, Inc.
filed 2017-07-26
CIK 1485469

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Yes ☐ No ☒

As of July 21, 2017, there were 20,521,093 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

Tower International, Inc. and Subsidiaries

Form 10-Q

PART 1 — FINANCIAL INFORMATION

ITEM 1. Financial Statements.

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data - unaudited)

	June 30,	December 31,
	2017	2016

ASSETS
Cash and cash equivalents	$54,794	$62,788
Accounts receivable, net of allowance of $1,298 and $961	253,139	178,251
Inventories (Note 3)	74,965	71,710
Assets held for sale (Note 4)	42,699	102,252
Prepaid tooling, notes receivable, and other	136,054	103,023
Total current assets	561,651	518,024

Property, plant, and equipment, net	495,840	465,569
Goodwill (Note 6)	61,669	56,383
Deferred tax asset	116,917	112,645
Other assets, net	10,464	9,902
Total assets	$1,246,541	$1,162,523

LIABILITIES AND EQUITY
Short-term debt and current maturities of capital lease obligations (Note 8)	$51,024	$34,211
Accounts payable	273,623	258,129
Accrued liabilities	125,648	114,079
Liabilities held for sale (Note 4)	16,909	53,310
Total current liabilities	467,204	459,729

Long-term debt, net of current maturities (Note 8)	375,562	351,232
Obligations under capital leases, net of current maturities (Note 8)	-	4,863
Deferred tax liability	5,354	5,594
Pension liability (Note 11)	56,777	61,627
Other non-current liabilities	86,443	65,539
Total non-current liabilities	524,136	488,855
Total liabilities	991,340	948,584
Commitments and contingencies (Note 17)

Stockholders' equity:
Tower International, Inc.'s stockholders' equity
Preferred stock, $0.01 par value, 50,000,000 authorized and 0 issued and outstanding	$-	$-
Common stock, $0.01 par value, 350,000,000 authorized, 22,296,347 issued and 20,521,093 outstanding at June 30, 2017, and 22,107,402 issued and 20,359,131 outstanding at
December 31, 2016	223	221
Additional paid in capital	342,773	340,623
Treasury stock, at cost, 1,775,254 and 1,748,271 shares as of June 30, 2017 and December 31, 2016	(36,407)	(35,645)
Accumulated surplus / (deficit)	23,371	(14,021)
Accumulated other comprehensive loss (Note 12)	(74,759)	(83,383)
Total Tower International, Inc.'s stockholders' equity	255,201	207,795
Noncontrolling interests in subsidiaries (Note 12)	-	6,144
Total stockholders' equity	255,201	213,939
Total liabilities and stockholders' equity	$1,246,541	$1,162,523

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share and per share amounts - unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Revenues	$489,925	$505,131	$987,515	$994,325
Cost of sales	428,328	442,989	869,139	875,094
Gross profit	61,597	62,142	118,376	119,231
Selling, general, and administrative expenses	29,007	32,050	58,232	64,902
Amortization expense (Note 6)	113	116	216	232
Restructuring and asset impairment charges, net (Note 7)	3,337	840	7,248	1,586
Operating income	29,140	29,136	52,680	52,511
Interest expense	1,807	4,987	2,260	12,569
Interest income	86	40	133	68
Other expense	-	2,905	575	6,481
Income before provision for income taxes, and income / (loss) from discontinued operations	27,419	21,284	49,978	33,529
Provision for income taxes (Note 10)	7,672	6,015	14,168	9,531
Income from continuing operations	19,747	15,269	35,810	23,998
Income / (loss) from discontinued operations, net of tax (Note 4)	(489)	(20,021)	861	(20,366)
Net income / (loss)	19,258	(4,752)	36,671	3,632
Less: Net income attributable to the noncontrolling interests	42	89	110	95
Net income / (loss) attributable to Tower International, Inc.	$19,216	$(4,841)	$36,561	$3,537

Weighted average basic shares outstanding	20,508,890	21,164,505	20,467,281	21,145,588
Weighted average diluted shares outstanding	20,805,931	21,489,161	20,813,100	21,469,818

Basic income per share attributable to Tower International, Inc.:
Income per share from continuing operations (Note 13)	$0.96	$0.72	$1.74	$1.13
Income / (loss) per share from discontinued operations (Note 13)	(0.02)	(0.95)	0.04	(0.96)
Income / (loss) per share (Note 13)	0.94	(0.23)	1.79	0.17

Diluted income per share attributable to Tower International, Inc.:
Income per share from continuing operations (Note 13)	$0.95	$0.71	$1.72	$1.11
Income / (loss) per share from discontinued operations (Note 13)	(0.02)	(0.93)	0.04	(0.95)
Income / (loss) per share (Note 13)	0.92	(0.23)	1.76	0.16

Dividends declared per share	$0.11	$0.10	$0.22	$0.20

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands - unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Net income / (loss)	$19,258	$(4,752)	$36,671	$3,632
Other comprehensive income / (loss), net of tax
Foreign currency translation adjustments, net of tax expense / (benefit) of ($5.0 million), $2.1 million, ($5.9 million), and ($1 million)	7,407	(1,953)	13,289	6,444
Unrealized gain / (loss) on qualifying cash flow hedge, net of tax expense / (benefit) of ($0.3 million), $0 million, ($2.8 million), and $0 million	(539)	-	(4,613)	-
Other comprehensive income / (loss), net of tax	6,868	(1,953)	8,676	6,444
Comprehensive income / (loss)	26,126	(6,705)	45,347	10,076
Less: Comprehensive income / (loss) attributable to noncontrolling interests	42	(118)	162	(98)
Comprehensive income / (loss) attributable to Tower International, Inc.	$26,084	$(6,587)	$45,185	$10,174

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands - unaudited)

	Six Months Ended June 30,
	2017	2016

OPERATING ACTIVITIES:
Net income	$36,671	$3,632
Less: Income / (loss) from discontinued operations, net of tax	861	(20,366)
Income from continuing operations	35,810	23,998

Adjustments required to reconcile income from continuing operations to net cash provided by / (used in) continuing operating activities:
Deferred income tax provision	9,965	8,116
Depreciation and amortization	36,532	35,483
Non-cash share-based compensation	1,098	1,034
Pension income, net of contributions	(4,851)	(4,467)
Change in working capital and other operating items	(88,794)	(41,769)
Net cash provided by / (used in) continuing operating activities	$(10,240)	$22,395

INVESTING ACTIVITIES:
Cash disbursed for purchases of property, plant, and equipment, net	$(44,161)	$(60,926)
Proceeds from disposition of joint venture, net	15,944	-
Net cash used in continuing investing activities	$(28,217)	$(60,926)

FINANCING ACTIVITIES:
Proceeds from borrowings	$373,853	$295,904
Repayments of borrowings	(336,032)	(272,437)
Repayments on Term Loan Credit Facility	-	(50,000)
Original issuance discount	(1,808)	-
Debt financing costs	(4,747)	-
Dividend payment to Tower stockholders	(4,498)	(4,229)
Proceeds from stock options exercised	1,052	25
Purchase of treasury stock	(762)	(621)
Net cash provided by / (used in) continuing financing activities	$27,058	$(31,358)

Discontinued operations:
Net cash from discontinued operating activities	$74	$3,074
Net cash used in discontinued investing activities	(1,010)	(1,907)
Net cash from / (used in) discontinued financing activities	920	(2,635)
Net cash used in discontinued operations	$(16)	$(1,468)

Effect of exchange rate changes on continuing cash and cash equivalents	$3,421	$1,540

NET CHANGE IN CASH AND CASH EQUIVALENTS	$(7,994)	$(69,817)

CASH AND CASH EQUIVALENTS:
Beginning of period	$62,788	$121,594

End of period	$54,794	$51,777

Supplemental Cash Flow Information:
Interest paid, net of amounts capitalized	$11,817	$9,699
Income taxes paid	3,598	2,182
Non-cash Investing Activities:
Capital expenditures in liabilities for purchases of property, plant, and equipment	$17,912	$20,327

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

Note 2. New Accounting Pronouncements

Retirement Benefits

On March 10, 2017, the Financial Accounting Standard Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This ASU is designed to increase the transparency and usefulness of information about defined benefit costs for pension plans and other post-retirement benefit plans presented in employer financial statements. This ASU is effective for interim and annual periods after December 15, 2017. Early adoption is allowed, and requires that the guidance be applied retrospectively to all prior periods. Effective October 1, 2006, the Company’s pension plan was frozen and the Company ceased accruing any additional benefits; as such, the Company does not expect a material financial statement impact related to the adoption of this ASU.

Stock Compensation

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for employee share-based payment transactions. This ASU is effective for annual reporting periods beginning after December 15, 2016, and interim periods therein. Upon adoption in the first quarter of 2017, the Company recorded a cumulative adjustment for previously unrecognized tax benefits to accumulated surplus of approximately $5.3 million.

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

The new revenue standards may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company currently expects to adopt the new revenue standards in its first quarter of 2018 utilizing the full retrospective transition method. The Company does not expect the adoption of the new revenue standards to have a material impact on its consolidated financial statements, but is still evaluating certain contracts with customers related to the development of tooling used in the manufacture of our products.

Leases

In February 2016, the FASB issued ASU No. 2016-02, Lease Accounting. This ASU introduces a lessee model that brings most leases on the balance sheet. Further, the standard also aligns certain of the underlying principles of the new lessor model with those in ASU No. 2014-09. This new ASU on leases is effective for annual periods beginning after December 15, 2018, and interim periods within those fiscal years. The Company is currently evaluating significant contracts and assessing any impact to the Consolidated Financial Statements.

Note 3. Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is determined by the first-in, first-out method. Maintenance, repair, and non-productive inventory, which are considered consumables, are expensed when acquired and included in the Condensed Consolidated Statements of Operations as cost of sales. Inventories consist of the following (in thousands):

	June 30, 2017	December 31, 2016
Raw materials	$33,632	$31,993
Work in process	15,598	14,721
Finished goods	25,735	24,996
Total inventory	$74,965	$71,710

Note 4. Discontinued Operations and Assets Held for Sale

During the second quarter of 2016, the Company’s Board of Directors approved a plan to sell the Company’s remaining business operations in Brazil and China. At June 30, 2017, the Brazilian business operation and one Chinese joint venture are considered held for sale in accordance with FASB Accounting Standard Codification (“ASC”) No. 360, Property, Plant, and Equipment, and presented as discontinued operations in the Condensed Consolidated Financial Statements, in accordance with FASB ASC No. 205, Discontinued Operations. At December 31, 2016, both of the Brazilian and Chinese business operations were held for sale and presented as discontinued operations.

The following table discloses select financial information of the discontinued operations of the Company’s Brazilian and Chinese business operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues	$18,820	$27,781	$48,776	$50,083
Loss from sale of Wuhu discontinued operation	(2,596)	-	(2,596)	-
Income / (loss) from discontinued operations:
Income / (loss) before provision for income taxes and
equity in income / (loss) of joint venture	1,839	(19,226)	3,668	(19,384)
Provision / (benefit) for income taxes	(268)	795	211	982
Income / (loss) from discontinued operations	$(489)	$(20,021)	$861	$(20,366)

Sale of China Joint Ventures

In October of 2016, the Company entered into an agreement to sell its joint venture in Wuhu, China: Tower Automotive (“Wuhu”) Company, Ltd. The initial sale agreement provided for the purchase of the Company’s equity in the joint venture for approximately $21 million, net of tax. The Company received proceeds of $4.5 million in the fourth quarter of 2016. On May 9, 2017, the Company completed the sale of its equity interest in Wuhu. During the three months ended June 30, 2017, the Company received total net proceeds of $15.9 million related to the sale, which resulted in a total sales price that was less than the carrying value of the net assets of Wuhu. In addition, the Company incurred certain transaction related costs; therefore, a net loss of $2.6 million was recorded during the period ended June 30, 2017.

As of June 30, 2017, all proceeds from the transaction were received. Wuhu has been presented as discontinued operations in our Consolidated Financial Statements, in accordance with FASB ASC No. 205, Discontinued Operations.

Also, in October of 2016, the Company entered into an agreement to sell its joint venture in Ningbo, China: Tower (“Ningbo”) DIT Automotive Products Co., Ltd. The agreement is subject to Chinese government approval. The sale agreement provided for purchase of the Company’s equity in the joint venture for approximately $4 million, net of tax. The Company anticipates that this transaction will close in the fourth quarter of 2017.

Discontinued Brazil Operation

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

The assets and liabilities held for sale are recorded at the lower of carrying value or fair value less costs to sell and are summarized by category in the following table (in thousands):

	June 30, 2017	December 31, 2016

ASSETS
Current assets	$23,036	$59,137
Property, plant, and equipment, net	28,372	47,640
Other assets, net	9,391	13,575
Fair value adjustment	(18,100)	(18,100)
Total assets held for sale	$42,699	$102,252

LIABILITIES
Short-term debt and current maturities of capital lease obligations	$1,283	$2,792
Accounts payable	11,980	43,661
Total current liabilities	13,263	46,453

Long-term debt, net of current maturities	1,751	2,393
Other non-current liabilities	1,895	4,464
Total non-current liabilities	3,646	6,857
Total liabilities held for sale	$16,909	$53,310

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

After the part for which tooling has been developed reaches a production-ready status, the Company is reimbursed by its customer for the cost of the tooling, at which time the tooling becomes the property of the customer. Any gain recognized, which is defined as the excess of reimbursement over cost, is amortized over the life of the program. If estimated costs are expected to be in excess of reimbursement, a loss is recorded in the period in which the loss is estimated. Customer-owned tooling is included in the Condensed Consolidated Balance Sheets in prepaid tooling, notes receivable, and other. At June 30, 2017 and December 31, 2016, the Company had an asset related to customer-owned tooling of $119 million and $87.9 million, respectively.

Note 6. Goodwill and Other Intangible Assets

Goodwill

The change in the carrying amount of goodwill is set forth below by reportable segment and on a consolidated basis (in thousands):

	Europe	North America	Consolidated
Balance at December 31, 2016	$49,293	$7,090	$56,383
Currency translation adjustment	4,249	1,037	5,286
Balance at June 30, 2017	$53,542	$8,127	$61,669

Intangibles

In the North America segment, an intangible asset of $3.5 million related to customer relationships was recorded in 2015, as part of the acquisition of a facility in Mexico. This intangible asset has a definite life and will be amortized on a straight-line basis over seven years, the estimated life of the related asset, which approximates the recognition of related revenues.

The Company incurred amortization expense of $0.1 million and $0.2 million for the three and six months ended June 30, 2017, respectively. The Company incurred amortization expense of $0.1 million and $0.2 million for the three and six months ended June 30, 2016, respectively.

Note 7. Restructuring and Asset Impairment Charges

As of June 30, 2017, the Company has executed various restructuring plans and may execute additional plans in the future to reduce corporate overhead, to realign manufacturing capacity to prevailing global automotive production levels, and to improve the utilization of remaining facilities. Estimates of restructuring charges are based on information available at the time such charges are recorded. Due to the inherent uncertainty involved in estimating restructuring expenses, actual amounts paid for such activities may differ from amounts initially recorded. Accordingly, the Company may record revisions of previous estimates by adjusting previously established reserves.

Restructuring and Asset Impairment Charges

Net restructuring and asset impairment charges for each of the Company’s segments include the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Europe	$616	$117	$744	$117
North America	2,721	723	6,504	1,469
Consolidated	$3,337	$840	$7,248	$1,586

The following table sets forth the Company’s net restructuring and asset impairment charges by type for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Employee termination costs	$3,172	$117	$6,867	$117
Other exit costs	165	723	381	1,469
Total restructuring expense	$3,337	$840	$7,248	$1,586

The charges incurred during the six months ended June 30, 2017 and 2016 related primarily to the following actions:

2017 Actions

During the three and six months ended June 30, 2017, the charges incurred in the North America and Europe segments related to severance charges to reduce corporate overhead and ongoing maintenance expense of facilities closed as a result of prior actions.

2016 Actions

During the three and six months ended June 30, 2016, the charges incurred in the North America and Europe segments related to ongoing maintenance expense of facilities closed as a result of prior actions and severance charges to reduce fixed costs.

Restructuring Reserve

The table below summarizes the activity in the restructuring reserve by segment, reflected in accrued liabilities and other non-current liabilities, for the above-mentioned actions through June 30, 2017 (in thousands):

	Europe	North America	Consolidated
Balance at December 31, 2016	$92	$197	$289
Payments	(480)	(1,884)	(2,364)
Increase in liability	744	6,123	6,867
Balance at June 30, 2017	$356	$4,436	$4,792

Except as disclosed in the table above, the Company does not anticipate incurring additional material cash charges associated with the actions described above. The changes in the restructuring reserve set forth in the table above do not agree with the restructuring charges for the period, as certain items are expensed as incurred related to the actions described.

The restructuring reserve increased during the six months ended June 30, 2017, reflecting primarily accruals for severance, offset partially by payments related to 2017 restructuring actions and prior accruals.

During the six months ended June 30, 2017, the Company incurred payments in Europe of $0.5 million and in North America of $1.9 million related to prior accruals and 2017 restructuring actions described above.

Note 8. Debt

Short-Term Debt

Short-term debt consists of the following (in thousands):

	June 30, 2017	December 31, 2016
Current maturities of debts (excluding capital leases)	$45,234	$33,277
Current maturities of capital leases	5,790	934
Total short-term debt	$51,024	$34,211

Long-Term Debt

Long-term debt consists of the following (in thousands):

	June 30, 2017	December 31, 2016
Term Loan Credit Facility (net of discount of $2,471 and $827)	$358,125	$361,798
Amended Revolving Credit Facility	30,000	-
Other foreign subsidiary indebtedness	41,619	28,777
Debt issue costs	(8,948)	(6,066)
Total debt	420,796	384,509
Less: Current maturities of debts (excluding capital leases)	(45,234)	(33,277)
Total long-term debt	$375,562	$351,232

Term Loan Credit Facility

On March 7, 2017, the Company amended the Term Loan Credit Agreement by entering into the Third Refinancing Term Loan Amendment and Restatement Agreement (“Third Term Loan Amendment”), pursuant to which, among other things, the outstanding term loans under the Term Loan Credit Agreement were refinanced in full. There were no additional borrowings associated with this refinancing. The aggregate principal amount of $358.9 million was outstanding under the Term Loan Credit Agreement. The maturity date of the Term Loan Credit Facility is March 7, 2024 and the Term Loans bear interest at (i) the Alternate Base Rate plus a margin of 1.75% or (ii) the Adjusted LIBO Rate (calculated by multiplying the applicable LIBOR rate by a statutory reserve rate) plus a margin of 2.75%.

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

As of June 30, 2017, the outstanding principal balance of the Term Loan Credit Facility was $358.1 million (net of a $2.5 million original issue discount) and the effective interest rate was 3.875% per annum.

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

Advances under the Amended Revolving Credit Facility bear interest at an alternate base rate plus a base rate margin or LIBOR plus a Eurodollar margin. The applicable margins are determined by the Company’s Total Net Leverage Ratio (as defined in the Fourth Amended Revolving Credit Facility Agreement). As of June 30, 2017, the applicable margins were 2.50% per annum for LIBOR based borrowings and 1.50% per annum for base rate borrowings, resulting in a weighted average interest rate of 3.98%. The Company will pay a commitment fee at a rate equal to 0.50% per annum on the average daily unused total revolving credit commitment.

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

As of June 30, 2017, there was $161 million of unutilized borrowing availability under the Amended Revolving Credit Facility.  At that date, there were $30 million of borrowings and $9 million of letters of credit outstanding under the Amended Revolving Credit Facility.

Other Foreign Subsidiary Indebtedness

As of June 30, 2017, other foreign subsidiary indebtedness of $41.6 million consisted primarily of receivables factoring in Europe of $31.3 million, other indebtedness in Europe of $6.3 million, and $4 million of indebtedness outstanding on a secured credit line.

The change in foreign subsidiary indebtedness from December 31, 2016 to June 30, 2017 is explained by the following (in thousands):

Europe
Balance at December 31, 2016	$28,777
Maturities of indebtedness	(714)
Change in borrowings on credit facilities, net	11,076
Foreign exchange impact	2,480
Balance at June 30, 2017	$41,619

Generally, borrowings of foreign subsidiaries are made under credit agreements with commercial lenders and are used to fund working capital and other operating requirements.

As of June 30, 2017, the receivables factoring facilities balance available to the Company was $31.3 million (€27.4 million), of which the entire amount was drawn. These are uncommitted, demand facilities which are subject to termination at the discretion of the banks and bear interest rates based on the average three month EURIBOR plus a spread ranging from 2.50% to 3.00%. The effective annual interest rates as of June 30, 2017 ranged from 2.17% to 2.67%, with a weighted average interest rate of 2.48% per annum. Any receivables factoring under these facilities is with recourse and is secured by the accounts receivable factored. These receivables factoring transactions are recorded in the Company’s Condensed Consolidated Balance Sheets in short-term debt and current maturities of capital lease obligations.

As of June 30, 2017, the Company’s European subsidiaries had borrowings of $6.3 million (€5.5 million), which had an annual interest rate of 6.25% and matures in November 2017. This term loan is secured by certain machinery and equipment.

As of June 30, 2017, the secured line of credit balance available to the Company was $9 million (€7.9 million), of which $4 million in borrowings were outstanding. The facility bears an interest rate based on the EURIBOR plus a spread of 1.9% and matures in October 2017. The effective annual interest rate as of June 30, 2017 was 1.9% per annum. The facilities are secured by certain accounts receivable related to customer-owned tooling, real estate, and other assets, and are subject to negotiated prepayments upon the receipt of funds from completed customer projects.

As of June 30, 2017, the Company’s European subsidiaries had an asset-based revolving credit facility balance available to the Company of $33.6 million, of which no borrowings were outstanding. This facility bears an interest rate based upon one month LIBOR plus a margin of 4.00%, or base rate plus a margin of 3.00%, and matures in October 2017. Availability on the credit facility is determined based upon the appraised value of certain machinery, equipment, and real estate, subject to a borrowing base availability limitation and customary covenants.

Covenants

As of June 30, 2017, the Company was in compliance with the financial covenants that govern its credit agreements.

Capital Leases

The Company had the following capital lease obligations, which expire in March 2018, as of the dates presented (in thousands):

	June 30, 2017	December 31, 2016
Current maturities of capital leases	$5,790	$934
Non-current maturities of capital leases	-	4,863
Total capital leases	$5,790	$5,797

Debt Issue Costs

The Company had debt issuance costs, net of amortization, of $8.9 million and $6.1 million as of June 30, 2017 and December 31, 2016, respectively. These amounts are reflected in the Condensed Consolidated Balance Sheets as a direct deduction from long-term debt, net of current maturities.

The Company incurred interest expense related to the amortization of debt issue costs of $0.5 million and $1.3 million during the three and six months ended June 30, 2017, respectively. The Company incurred interest expense related to the amortization of debt issue costs of $0.5 million and $1.5 million during the three and six months ended June 30, 2016, respectively.

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

Also on March 7, 2017, the Company amended the cross currency swap, entered into on January 23, 2015, into a new cross currency swap, to hedge its net investment in Europe, based on the U.S. dollar / Euro exchange spot rate of $1.04795. The Euro notional amount remained the same at €178 million, the interest rate was lowered from 3.40% to 2.85%, and the maturity date was extended from April 16, 2020 to March 7, 2024.

Both swaps were amended and restated in conjunction with the March 7, 2017 amendment to the Company’s Term Loan Credit Agreement.

At June 30, 2017 and December 31, 2016, the U.S. dollar / Euro exchange spot rate was $1.1419 and $1.0516, respectively. The following amounts were recorded in the Condensed Consolidated Balance Sheets as being payable to counterparties under FASB ASC No. 815, Derivatives and Hedging (in thousands):

	Location	June 30, 2017	December 31, 2016
Cross currency swap	Other non-current liabilities	$13,804	$4,993
Interest rate swap	Other non-current liabilities	9,543	2,451

All derivative instruments are recorded at fair value. Effectiveness for net investment and cash flow hedges is initially assessed at the inception of the hedging relationship and on a quarterly basis thereafter. To the extent that derivative instruments are deemed to be effective, changes in the fair value of derivatives are recognized in the Condensed Consolidated Balance Sheets as accumulated other comprehensive income (“AOCI”), and to the extent they are ineffective or were not designated as part of a hedge transaction, they are recorded in the Condensed Consolidated Statements of Operations as interest expense, net. The cross currency swap qualifies as a net investment hedge of the Company’s European subsidiaries. The interest rate swap qualifies as a cash flow hedge of the interest payments related to the Company’s Term Loan. In all previous periods, the Company had not accounted for the interest rate swap as a cash flow hedge, and all changes in fair value were recognized in the Condensed Consolidated Statements of Operations as interest expense, net.

The following table presents the deferred gain / (loss) reported in AOCI at June 30, 2017 and December 31, 2016 (in thousands):

	Deferred gain in AOCI
	June 30, 2017	December 31, 2016
Cross currency swap	$20,324	$35,699
Interest rate swap	(7,441)	-
Total	$12,883	$35,699

Derivative instruments held during the period resulted in the following (income) / expense recorded in income (in thousands):

	(Income) / expense recognized		(Income) / expense recognized
	(ineffective portion)		(ineffective portion)
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Cross currency swap	$(2,573)	$(601)	$(6,563)	$(629)
Interest rate swap	(57)	957	(349)	3,411
Total	$(2,630)	$356	$(6,912)	$2,782

Note 10. Income Taxes

During the three months ended June 30, 2017, the Company recorded income tax expense of $7.7 million on $27.4 million of pre-tax profit from continuing operations – for a worldwide effective tax rate of 28.1%.  Included in the $7.7 million of worldwide tax expense was $5.6 million of deferred tax expense attributable to U.S. operations.

During the three months ended June 30, 2016, the Company recorded income tax expense of $6 million on $21.3 million of pre-tax profit from continuing operations – for a worldwide effective tax rate of 28.2%.  Included in the $6 million of worldwide tax expense was $5.5 million of deferred tax expense attributable to U.S. operations.

During the six months ended June 30, 2017, the Company recorded income tax expense of $14.2 million on $50 million of pre-tax profit from continuing operations – for a worldwide effective tax rate of 28.4%. Included in the $14.2 million of worldwide tax expense was $10.8 million of deferred tax expense attributable to U.S. operations.

During the six months ended June 30, 2016, the Company recorded income tax expense of $9.5 million on $33.5 million of pre-tax profit from continuing operations – for a worldwide effective tax rate of 28.3%. Included in the $9.5 million of worldwide tax expense was $7.8 million of deferred tax expense attributable to U.S. operations.

Note 11. Retirement Plans

The Company sponsors a pension and various other postretirement benefit plans for its employees. Each plan serves a defined group of employees and has varying levels of Company contributions. The Company’s contributions to certain plans may be required by the terms of the Company’s collective bargaining agreements.

The following tables provide the components of net periodic pension benefit cost and other post-retirement benefit cost (in thousands):

	Pension Benefits		Other Benefits
	Three Months Ended June 30,		Three Months Ended June 30,
	2017	2016	2017	2016
Service cost	$5	$6	$2	$2
Interest cost	1,924	1,947	136	136
Expected return on plan assets (a)	(2,555)	(2,546)	-	-
Amortization of prior service credit	(24)	(24)	33	33
Net periodic benefit cost / (income)	$(650)	$(617)	$171	$171

	Pension Benefits		Other Benefits
	Six Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Service cost	$10	$12	$4	$4
Interest cost	3,848	3,894	272	272
Expected return on plan assets (a)	(5,110)	(5,092)	-	-
Amortization of prior service credit	(48)	(48)	66	66
Net periodic benefit cost / (income)	$(1,300)	$(1,234)	$342	$342

(a)Expected rate of return on plan assets is 7.40% for 2017 and was 7.40% for 2016

The Company expects its minimum pension funding requirements to be $8.8 million during 2017. During the three and six months ended June 30, 2017, the Company made contributions of $1.9 million and $3.6 million, respectively.

Additionally, during the three and six months ended June 30, 2017, the Company contributed $1.5 million and $3.1 million, respectively, to its defined contribution retirement plans.

Note 12. Stockholders’ Equity and Noncontrolling Interests

The table below provides a reconciliation of the carrying amount of total stockholders’ equity, including stockholders’ equity attributable to Tower International, Inc. (“Tower”) and equity attributable to the noncontrolling interests (“NCI”) (in thousands):

	Six Months Ended June 30,
	2017			2016
	Tower	NCI	Total	Tower	NCI	Total
Stockholders' equity beginning balance	$207,795	$6,144	$213,939	$197,495	$9,224	$206,719
Net income	36,561	110	36,671	3,537	95	3,632
Other comprehensive income / (loss):
Foreign currency translation adjustments	13,237	52	13,289	6,637	(193)	6,444
Unrealized loss on qualifying cash flow hedge	(4,613)	-	(4,613)	-	-	-
Total comprehensive income	45,185	162	45,347	10,174	(98)	10,076
Vesting of RSUs	2	-	2	1	-	1
Treasury stock	(762)	-	(762)	(621)	-	(621)
Share based compensation expense	1,098	-	1,098	1,034	-	1,034
Proceeds from stock options exercised	1,052	-	1,052	25	-	25
Dividend paid	(4,498)	-	(4,498)	(4,229)	-	(4,229)
Cumulative effect of the adoption of ASU No. 2016-09	5,329	-	5,329	-	-	-
Noncontrolling interest sold	-	(6,306)	(6,306)	-	-	-
Noncontrolling interest dividends - Wuhu	-	-	-	-	(2,164)	(2,164)
Stockholders' equity ending balance	$255,201	$-	$255,201	$203,879	$6,962	$210,841

On June 17, 2016, the Company announced its Board of Directors’ authorization to repurchase up to $100 million of the Company’s issued and outstanding common stock from time to time in the open market, or in privately negotiated transactions. The Company expects to fund such repurchases from cash flow from operations, cash on hand, asset dispositions, and borrowings under its revolving credit facility. During the year ended December 31, 2016, the Company repurchased a total of 829,648 shares of common stock at an aggregate cost of $18.9 million under this repurchase program. During the six months ended June 30, 2017, no shares have been repurchased under this repurchase program.

The following table presents the components of accumulated other comprehensive loss (in thousands):

	As of June 30, 2017	As of December 31, 2016	Change
Foreign currency translation adjustments, net of tax of $4.2 million and $10.1 million	$(31,174)	$(44,411)	$13,237
Defined benefit plans, net of tax of $14.2 million and $14.2 million	(38,972)	(38,972)	-
Unrealized loss on qualifying cash flow hedge, net of tax (benefit) of ($2.8 million) and $0 million	(4,613)	-	(4,613)
Accumulated other comprehensive loss	$(74,759)	$(83,383)	$8,624

The following table presents the changes in accumulated other comprehensive loss by component (in thousands) for the three months ended June 30, 2017:

	Unrealized loss on		Foreign Currency
	Qualifying cash flow	Defined Benefit	Translation
	Hedge, Net of Tax	Plan, Net of Tax	Adjustments	Total
Balance at March 31, 2017	$(4,074)	$(38,972)	$(38,581)	$(81,627)
Other comprehensive income before reclassification	(539)	-	7,407	6,868
Net current-period other comprehensive income	(539)	-	7,407	6,868
Balance at June 30, 2017	$(4,613)	$(38,972)	$(31,174)	$(74,759)

The following table presents the changes in accumulated other comprehensive loss by component (in thousands) for the three months ended June 30, 2016:

		Foreign Currency
	Defined Benefit	Translation
	Plan, Net of Tax	Adjustments	Total
Balance at March 31, 2016	$(40,002)	$(32,107)	$(72,109)
Other comprehensive loss before reclassification	-	(1,746)	(1,746)
Net current-period other comprehensive loss	-	(1,746)	(1,746)
Balance at June 30, 2016	$(40,002)	$(33,853)	$(73,855)

The following table presents the changes in accumulated other comprehensive loss by component (in thousands) for the six months ended June 30, 2017:

	Unrealized loss on		Foreign Currency
	Qualifying cash flow	Defined Benefit	Translation
	Hedge, Net of Tax	Plan, Net of Tax	Adjustments	Total
Balance at December 31, 2016	$-	$(38,972)	$(44,411)	$(83,383)
Other comprehensive income before reclassification	(4,613)	-	13,237	8,624
Net current-period other comprehensive income	(4,613)	-	13,237	8,624
Balance at June 30, 2017	$(4,613)	$(38,972)	$(31,174)	$(74,759)

The following table presents the changes in accumulated other comprehensive loss by component (in thousands) for the six months ended June 30, 2016:

		Foreign Currency
	Defined Benefit	Translation
	Plan, Net of Tax	Adjustments	Total
Balance at December 31, 2015	$(40,002)	$(40,490)	$(80,492)
Other comprehensive loss before reclassification	-	6,637	6,637
Net current-period other comprehensive loss	-	6,637	6,637
Balance at June 30, 2016	$(40,002)	$(33,853)	$(73,855)

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

The Company included the effects of all dilutive shares for the three and six months ended June 30, 2017 and June 30, 2016.

A summary of the information used to compute basic and diluted net income per share attributable to Tower International, Inc. is shown below (in thousands – except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Income from continuing operations	$19,747	$15,269	$35,810	$23,998
Income / (loss) from discontinued operations, net of tax	(489)	(20,021)	861	(20,366)
Net income / (loss)	19,258	(4,752)	36,671	3,632
Less: Net income attributable to the noncontrolling interests	42	89	110	95
Net income / (loss) attributable to Tower International, Inc.	$19,216	$(4,841)	$36,561	$3,537

Basic income / (loss) per share:
Continuing operations	$0.96	$0.72	$1.74	$1.13
Discontinued operations	(0.02)	(0.95)	0.04	(0.96)
Net income / (loss) attributable to Tower International, Inc.	0.94	(0.23)	1.79	0.17
Basic weighted average shares outstanding	20,508,890	21,164,505	20,467,281	21,145,588

Diluted income / (loss) per share:
Continuing operations	$0.95	$0.71	$1.72	$1.11
Discontinued operations	(0.02)	(0.93)	0.04	(0.95)
Net income / (loss) attributable to Tower International, Inc.	0.92	(0.23)	1.76	0.16
Diluted weighted average shares outstanding	20,805,931	21,489,161	20,813,100	21,469,818

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

At June 30, 2017, 799,059 shares were available for future grants of options and other types of awards under the Plan.

The following table summarizes the Company’s award activity during the six months ended June 30, 2017:

	Options		Restricted Stock Units
		Weighted		Weighted
		Average		Average Grant
Outstanding at:	Shares	Exercise Price	Shares	Date Fair Value
December 31, 2016	474,468	$12.18	213,522	$24.77
Granted	-	-	104,449	27.43
Options exercised or RSUs issued	(87,527)	12.05	(101,418)	24.99
Forfeited	-	-	(2,279)	24.16
June 30, 2017	386,941	$12.21	214,274	$26.32

Stock Options

The exercise price of each stock option equals the market price of the Company’s common stock on the grant date. Compensation expense is recorded at the grant date fair value and is recognized on a straight-line basis over the applicable vesting periods. The Company’s stock options generally vest over three years, with a maximum term of ten years.

The Company calculates the weighted average grant date fair value of each option granted using a Black-Scholes valuation model. During the three and six months ended June 30, 2017 and 2016 the Company did not recognize any expense relating to the options as all of the expense associated with these options had been fully recognized in previous periods.

As of June 30, 2017, the Company had an aggregate of 386,941 stock options that had been granted, but had not yet been exercised. As of June 30, 2017, the remaining average contractual life for these options is approximately four years. During the six months ended June 30, 2017, 87,527 options were exercised, which had an aggregate intrinsic value of $1.4 million. As of June 30, 2017, 386,941 stock options were exercisable, which had an aggregate intrinsic value of $4 million. During the six months ended June 30, 2017, no stock options were granted, forfeited, or expired.

Restricted Stock Units (“RSUs”)

The grant date fair value of each RSU equals the market price of the Company’s common stock on its date of grant. Compensation expense is recorded at the grant date fair value, less an estimated forfeiture amount, and is recognized on a straight-line basis over the applicable vesting periods. The Company’s RSUs generally vest over a three year period.

During the three and six months ended June 30, 2017, the Company recognized expense relating to the RSUs of $0.6 million and $1.1 million, respectively. During the three and six months ended June 30, 2016, the Company recognized expense relating to the RSUs of $0.5 million and $1 million, respectively. As of June 30, 2017, the Company had $3.3 million of unrecognized compensation expense associated with these RSUs, which will be amortized on a straight-line basis over the next 16 months, on a weighted average basis.

As of June 30, 2017, the Company had an aggregate of 214,274 RSUs that had been granted, but had not yet vested. During the six months ended June 30, 2017, 104,449 RSUs were granted and 2,279 RSUs were forfeited.

During the first six months of 2017, a total of 101,418 RSUs vested, resulting in the issuance of 101,418 shares. The fair value of these shares was $2.8 million. This total was reduced by shares repurchased to provide payment for certain individual’s minimum statutory withholding tax. After offsets for withholding taxes, a total of 74,435 shares of common stock were issued. The Company paid $0.8 million to acquire 26,983 vested shares to cover the minimum statutory withholding taxes.

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

During the three and six months ended June 30, 2017, the Company recorded expense of $0.1 million and $0.2 million related to these awards, respectively. During the three and six months ended June 30, 2016, the Company recorded income of $0.7 million and expense of $0.1 million related to these awards, respectively.

As of June 30, 2017, the Company has a liability of $6.2 million related to these awards. This liability is presented in the Condensed Consolidated Balance Sheets as other current liabilities.

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

During the three and six months ended June 30, 2017, the Company recorded expense related to all performance awards of $0.9 million and $1.3 million, respectively. During the three and six months ended June 30, 2016, the Company recorded expense related to all performance awards of $1.7 million and $3.6 million, respectively. At June 30, 2017, the Company had a liability of $5.1 million related to these awards, of which $3.3 million is payable in March 2018 and is presented as other current liabilities in the Condensed Consolidated Balance Sheet, while the remaining $1.8 million is presented as other non-current liabilities in the Condensed Consolidated Balance Sheet.

Note 15. Segment Information

The Company defines its operating segments as components of its business where separate financial information is available. The Company’s operating segments are routinely evaluated by management. The Company’s chief operating decision maker (“CODM”) is its Chief Executive Officer.

The Company produces engineered structural metal components and assemblies primarily serving the global automotive industry. The Company’s operations have similar economic characteristics and share fundamental characteristics, including the nature of the products, production processes, margins, customers, and distribution channels. The Company’s products include body structures stampings, chassis structures (including frames), and complex welded assemblies for small and large cars, crossovers, pickups, and SUVs. The Company is comprised of two operating and reportable segments: Europe and North America. In periods prior to the second quarter of 2016, the Company was comprised of four operating segments: Europe, China, North America, and South America. These operating segments were aggregated into two reportable segments. The International segment consisted of Europe and China and the Americas segment consisted of North America and South America. The Company’s remaining operations in China and Brazil are currently presented as discontinued operations, the former International segment only contains Europe, and the former Americas segment only contains North America.

The Company measures segment operating performance based on Adjusted EBITDA. The Company uses segment Adjusted EBITDA as the basis for the CODM to evaluate the performance of each of the Company’s reportable segments.

The following is a summary of select data for each of the Company’s reportable segments (in thousands):

	Europe	North America	Total
Three Months Ended June 30, 2017:
Revenues	$160,229	$329,696	$489,925
Adjusted EBITDA	13,628	39,616	53,244
Capital Expenditures	5,581	14,671	20,252
Total Assets (a)	520,469	726,072	1,246,541

Three Months Ended June 30, 2016:
Revenues	$175,044	$330,087	$505,131
Adjusted EBITDA	13,708	36,550	50,258
Capital Expenditures	10,644	24,586	35,230
Total Assets (a)	456,484	766,554	1,223,038

Six Months Ended June 30, 2017:
Revenues	$320,381	667,134	987,515
Adjusted EBITDA	24,800	74,648	99,448
Capital Expenditures	12,551	31,610	44,161

Six Months Ended June 30, 2016:
Revenues	$336,142	658,183	994,325
Adjusted EBITDA	25,202	70,151	95,353
Capital Expenditures	26,288	34,638	60,926

(a)As of June 30, 2017 and 2016, total assets include assets held for sale.

Inter-segment sales are not significant for any period presented.

The following is a reconciliation of Adjusted EBITDA to income before provision for income taxes, and income / (loss) from discontinued operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Adjusted EBITDA	$53,244	$50,258	$99,448	$95,353
Restructuring and asset impairment charges, net	(3,337)	(840)	(7,248)	(1,586)
Depreciation and amortization	(18,766)	(18,207)	(36,532)	(35,483)
Acquisition costs and other	(109)	(154)	(184)	(178)
Long-term compensation expense	(1,892)	(1,921)	(2,804)	(5,595)
Interest expense, net	(1,721)	(4,947)	(2,127)	(12,501)
Other expense (b)(c)	-	(2,905)	(575)	(6,481)
Income before provision for income taxes
and income / (loss) from discontinued operations	$27,419	$21,284	$49,978	$33,529

(b)Represents costs incurred during the six months ended June 30, 2017, to support the refinancing of the Company’s term debt.

(c)Represents costs incurred during the three and six months ended June 30, 2016, to support the investigation into the potential sale of the Company’s European operations, which is no longer being considered.

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

At June 30, 2017, the carrying value and estimated fair value of the Company’s total debt was $429.7 million and $430.6 million, respectively. At December 31, 2016, the carrying value and estimated fair value of the Company’s total debt was $390.6 million and $394.2 million, respectively. The majority of the Company’s debt at June 30, 2017 and December 31, 2016 was comprised of the Term Loan Credit Facility, which can be traded between financial institutions. Accordingly, this debt has been classified as Level 2. The fair value was determined based upon quoted values. The remainder of the Company’s debt, primarily consisting of foreign subsidiary indebtedness, is asset-backed and is classified as Level 3. As this debt carries variable rates and minimal credit risk, the book value approximates the fair values.

The Company has foreign currency exchange hedges and an interest rate swap that were measured at fair value on a recurring basis at June 30, 2017 and December 31, 2016. These instruments are recorded in other non-current liabilities in the Company’s Condensed Consolidated Balance Sheets and the fair value is measured using Level 2 observable inputs such as foreign currency exchange rates, swap rates, cross currency basis swap spreads and interest rate spreads. At June 30, 2017, the foreign currency exchange hedge (net investment hedge of the Company’s European subsidiaries) and the interest rate swap had liability fair values of $13.8 million and $9.5 million, respectively.

There were no nonrecurring items that occurred during the six months ended June 30, 2017 that required the re-measurement of fair value.

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate fair value because of the short maturity of these instruments.

Note 17. Commitments and Contingencies

Operating Leases

The Company leases office space, manufacturing space, and certain equipment under non-cancellable lease agreements, which require the Company to pay maintenance, insurance, taxes, and other expenses, in addition to rental payments. The Company has entered into leasing commitments with lease terms expiring between the years 2018 and 2026. The Company has options to extend the terms of certain leases in future periods. The properties covered under these leases include manufacturing and office equipment and facilities. Rent expense for all operating leases totaled $5.9 million and $11.7 million during the three and six months ended June 30, 2017. Rent expense for all operating leases totaled $6.1 million and $11.9 million during the three and six months ended June 30, 2016, respectively.

Future minimum operating lease payments at June 30, 2017 are as follows (in thousands):

Year	Operating Leases
2017	$12,785
2018	36,786
2019	33,789
2020	26,276
2021	21,379
Thereafter	41,489
Total future lease payments	$172,504

Environmental Matters

The Company owns properties which have been affected by environmental releases. The Company is actively involved in investigation and/or remediation at several of these locations.

Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. The established liability for environmental matters is based upon management’s best estimates, on an undiscounted basis, of expected investigation/ remediation costs related to environmental contamination. It is possible that actual costs associated with these matters will exceed the environmental reserves established by the Company. Inherent uncertainties exist in the estimates, primarily due to unknown environmental conditions, changing governmental regulations, and legal standards regarding liability and evolving technologies for handling site remediation and restoration. At June 30, 2017 and December 31, 2016, the Company had $1.4 million accrued for environmental matters.

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

Recent Trends

Production Volumes

During the first quarter of 2017, industry production volumes increased slightly from 2016 in North America and in Europe; however, second quarter production volumes were lower than 2016. According to IHS, full year industry production in 2017 is projected to increase in Europe and decrease slightly in North America.

European Steel Prices

For 2017, steel prices increased in our European operations. If this trend continues, we expect that our revenues will be positively impacted by approximately $35 million for the year ended December 31, 2017 for recovery of the steel price increases. However, we do not expect this increase in revenue to have a material impact on earnings due to the higher steel costs.

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

Results of Operations—Three Months Ended June 30, 2017 Compared with the Three Months Ended June 30, 2016

The following table presents production volumes in specified regions, according to the IHS July 2017 issue, for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 (in millions of units produced):

	Europe	North America
Three Months Ended June 30, 2017	5.72	4.46
Three Months Ended June 30, 2016	5.90	4.60
Decrease	(0.18)	(0.14)
Percentage change	(3.1)%	(3.0)%

The following table presents select financial information for the three months ended June 30, 2017 and 2016 (in millions):

	Europe		North America		Consolidated
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
	2017	2016	2017	2016	2017	2016

Revenues	$160.2	$175.0	$329.7	$330.1	$489.9	$505.1
Cost of sales	143.1	157.9	285.2	285.1	428.3	443.0
Gross profit	17.1	17.1	44.5	45.0	61.6	62.1
Selling, general, and administrative expenses	9.4	10.1	19.6	22.0	29.0	32.1
Amortization expense	-	-	0.1	0.1	0.1	0.1
Restructuring and asset impairment charges, net	0.6	0.1	2.7	0.7	3.3	0.8
Operating income	$7.1	$6.9	$22.0	$22.2	29.1	29.1
Interest expense, net					1.7	4.9
Other expense					-	2.9
Provision for income taxes					7.7	6.0
Loss from discontinued operations, net of tax					(0.5)	(20.0)
Noncontrolling interest, net of taxes					-	0.1
Net income / (loss) attributable to Tower International, Inc.					$19.2	$(4.8)

Comparison of Periods – GAAP Analysis of Consolidated Results

Revenues

Total revenues decreased during the three months ended June 30, 2017 by $15.2 million, or 3.0%, from the three months ended June 30, 2016, reflecting lower volume ($8.2 million), unfavorable foreign exchange ($4.6 million), and unfavorable pricing ($2.4 million).

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

Total gross profit decreased by $0.5 million, or 0.8%, from the three months ended June 30, 2016 to the three months ended June 30, 2017, but our gross profit margin increased from 12.3% during the 2016 period to 12.6% during the 2017 period. Gross profit was negatively impacted by unfavorable foreign exchange ($0.9 million), excluding the impact on depreciation, and lower volume ($0.1 million). All other factors were net favorable ($0.5 million). Favorable efficiencies ($7.6 million) were offset partially by unfavorable pricing and economics ($2.7 million) and unfavorable launch costs ($2 million).

Total gross profit was affected by an increase in the depreciation included in cost of sales from $17.1 million during the three months ended June 30, 2016 to $17.9 million during the three months ended June 30, 2017, reflecting primarily higher depreciation due to increased levels of capital spending in 2016 and 2017.

Selling, General, and Administrative Expenses (“SG&A”)

Total SG&A decreased $3.1 million, or 9.7%, from the three months ended June 30, 2016, reflecting primarily lower compensation costs, favorable foreign exchange, and lower depreciation.

Restructuring and Asset Impairment Expense

Total restructuring expense increased $2.5 million, from the three months ended June 30, 2016, which reflects the charges incurred in the North America and Europe segments related to severance charges to reduce corporate overhead during the second quarter of 2017.

Interest Expense, net

Interest expense, net, decreased $3.2 million, or 65.3%, from the three months ended June 30, 2016, reflecting primarily favorable non-cash mark-to-market changes of $3 million on our derivative financial instruments.

Other Expense

Other expense decreased $2.9 million from the three months ended June 30, 2016, reflecting the non-recurrence of costs incurred during the three months ended June 30, 2016 to support the potential sale of Tower Europe, which is no longer being considered.

Provision for Income Taxes

Income tax expense from continued operations increased $1.7 million from the three months ended June 30, 2016, primarily attributable to $6.1 million of higher worldwide income earned during the quarter. A significant portion of the total worldwide expense recorded in the quarter is U.S. non-cash, deferred income tax expense. We continue to utilize existing U.S. deferred tax assets, primarily net operating loss carryforwards, which results in immaterial cash taxes on U.S book income.

Loss from Discontinued Operations

During the second quarter of 2016, the Company’s Board of Directors approved a plan to sell the Company’s remaining business operations in Brazil and China. At June 30, 2017, the Brazilian business operation and one Chinese joint venture are considered held for sale in accordance with FASB ASC No. 360, Property, Plant, and Equipment, and presented as discontinued operations in the Condensed Consolidated Financial Statements, in accordance with FASB ASC No. 205, Discontinued Operations. At December 31, 2016, both the Brazilian and Chinese business operations were held for sale and presented as discontinued operations.

On May 9, 2017, we completed the sale of our equity interest in our Wuhu joint venture. In conjunction with the sale, we recorded a loss of $2.6 million.

The Company recorded loss from discontinued operations, net of tax, of $0.5 million during the three months ended June 30, 2017, as compared with a loss of $20 million for the three months ended June 30, 2016. During the second quarter of 2016, we recorded a fair value adjustment of $18.1 million. Of that amount, $15 million represents the cumulative translation adjustment related to Brazil and $3.1 million reflects a fair value adjustment to the Ningbo joint venture in China.

Comparison of Periods—Non-GAAP Analysis of Adjusted EBITDA

A reconciliation of Adjusted EBITDA to net income attributable to Tower International, Inc. for the periods presented is set forth below (in millions):

	Europe		North America		Consolidated
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
	2017	2016	2017	2016	2017	2016

Adjusted EBITDA	$13.6	$13.7	$39.6	$36.6	$53.2	$50.3
Intercompany charges	1.9	0.6	(1.9)	(0.6)	-	-
Restructuring and asset impairments	(0.6)	(0.1)	(2.7)	(0.7)	(3.3)	(0.8)
Depreciation and amortization	(7.6)	(7.0)	(11.2)	(11.2)	(18.8)	(18.2)
Acquisition costs and other	(0.2)	(0.3)	0.1	-	(0.1)	(0.3)
Long-term compensation (a)	-	-	(1.9)	(1.9)	(1.9)	(1.9)
Operating income	$7.1	$6.9	$22.0	$22.2	29.1	29.1
Interest expense, net					(1.7)	(4.9)
Other expense					-	(2.9)
Provision for income taxes					(7.7)	(6.0)
Loss from discontinued operations, net of tax					(0.5)	(20.0)
Noncontrolling interest, net of taxes					-	(0.1)
Net income / (loss) attributable to Tower International, Inc.					$19.2	$(4.8)

(a)

Represents the compensation expense related to stock options, restricted stock units, and accruals from certain compensation programs intended to benefit our long-term success and growth. The compensation charges are incurred during the applicable vesting periods of each program.

The following table presents revenues (a GAAP measure) and Adjusted EBITDA (a non-GAAP measure) for the three months ended June 30, 2017 and 2016 (in millions), as well as an explanation of variances:

	Europe		North America		Consolidated
		Adjusted		Adjusted		Adjusted
	Revenues	EBITDA(b)	Revenues	EBITDA(b)	Revenues	EBITDA(b)
Three Months Ended June 30, 2017 results	$160.2	$13.6	$329.7	$39.6	$489.9	$53.2
Three Months Ended June 30, 2016 results	175.0	13.7	330.1	36.6	505.1	50.3
Variance	$(14.8)	$(0.1)	$(0.4)	$3.0	$(15.2)	$2.9
Variance attributable to:
Volume and mix	$(7.1)	$(1.6)	$(1.1)	$1.5	$(8.2)	$(0.1)
Foreign exchange	(4.6)	(0.6)	-	-	(4.6)	(0.6)
Pricing and economics	(3.1)	(2.2)	0.7	(0.3)	(2.4)	(2.5)
Efficiencies	-	3.0	-	4.6	-	7.6
Selling, general, and administrative
expenses and other items (c)	-	1.3	-	(2.8)	-	(1.5)
Total	$(14.8)	$(0.1)	$(0.4)	$3.0	$(15.2)	$2.9

(b) We have presented a reconciliation of Adjusted EBITDA to net income / (loss) attributable to Tower International, Inc. above.

(c) When we refer to “selling, general, and administrative expenses and other items”, the “other items” refer to (i) savings which we generate after implementing restructuring actions, (ii) the costs associated with launching new products, and (iii) one-time items which may include reimbursement of costs.

Adjusted EBITDA

When we analyze Adjusted EBITDA, we separately categorize external factors—volume, product mix, and foreign exchange—and all other factors which impact Adjusted EBITDA, which we refer to as “other factors.”

Consolidated Company: Consolidated Adjusted EBITDA increased by $2.9 million, or 5.8%, from the three months ended June 30, 2016, despite unfavorable foreign exchange ($0.6 million) and unfavorable volume ($0.1 million). All other factors were net favorable ($3.6 million). Favorable efficiencies ($7.6 million) were offset partially by unfavorable pricing and economics ($2.5 million), principally product pricing and labor costs, and unfavorable SG&A expenses and other items ($1.5 million)

Europe Segment: In our Europe segment, Adjusted EBITDA decreased by $0.1 million, or 0.7%, from the three months ended June 30, 2016 reflecting lower volume ($1.6 million) and unfavorable foreign exchange ($0.6 million). All other factors were net favorable ($2.1 million). Favorable efficiencies ($3 million) and favorable SG&A expenses and other items ($1.3 million), were offset partially by unfavorable pricing and economics ($2.2 million), principally product pricing and labor costs.

North America Segment: In our North America segment, Adjusted EBITDA increased by $3 million, or 8.2%, from the three months ended June 30, 2016 reflecting favorable mix ($1.5 million). All other factors were net favorable ($1.5 million). Favorable efficiencies ($4.6 million) were offset partially by unfavorable pricing and economics ($0.3 million), principally product pricing and labor costs, and unfavorable SG&A expenses and other items ($2.8 million). SG&A expenses and other items reflect primarily higher launch costs.

Results of Operations—Six Months Ended June 30, 2017 Compared with the Six Months Ended June 30, 2016

The following table presents production volumes in specified regions, according to the IHS July 2017 issue, for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 (in millions of units produced):

	Europe	North America
Six Months Ended June 30, 2017	11.57	8.99
Six Months Ended June 30, 2016	11.43	9.06
Increase / (Decrease)	0.14	(0.07)
Percentage change	1.2%	(0.7)%

According to IHS, full year 2017 vehicle production is expected to decrease when compared to 2016 in North America by 2.1% and increase in Europe by 2.8%.

The following table presents select financial information for the six months ended June 30, 2017 and 2016 (in millions):

	Europe		North America		Consolidated
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016	2017	2016

Revenues	$320.4	$336.1	$667.1	$658.2	$987.5	$994.3
Cost of sales	287.3	303.3	581.8	571.8	869.1	875.1
Gross profit	33.1	32.8	85.3	86.4	118.4	119.2
Selling, general, and administrative expenses	19.4	20.1	38.8	44.8	58.2	64.9
Amortization expense	-	-	0.2	0.2	0.2	0.2
Restructuring and asset impairment charges, net	0.7	0.1	6.5	1.5	7.2	1.6
Operating income	$13.0	$12.6	$39.8	$39.9	52.7	52.5
Interest expense, net					2.1	12.5
Other expense					0.6	6.5
Provision for income taxes					14.2	9.5
Income / (loss) from discontinued operations, net of tax					0.9	(20.4)
Noncontrolling interest, net of taxes					0.1	0.1
Net income attributable to Tower International, Inc.					$36.6	$3.5

Comparison of Periods – GAAP Analysis of Consolidated Results

Revenues

Total revenues decreased during the six months ended June 30, 2017 by $6.8 million, or 0.7%, from the six months ended June 30, 2016 reflecting unfavorable pricing ($15.2 million) and unfavorable foreign exchange ($10.4 million), offset partially by higher volume ($18.8 million).

Gross Profit

Total gross profit decreased by $0.8 million, or 0.7%, from the six months ended June 30, 2016 to the six months ended June 30, 2017 and our gross profit margin remained consistent from 12.0% during the 2016 period to 12.0% during the 2017 period. The gross profit was positively impacted by higher volume ($5.5 million), offset partially by unfavorable foreign exchange ($1.8 million), excluding the impact on depreciation. All other factors were net unfavorable ($4.5 million). Cost of sales was negatively impacted by unfavorable pricing and economics ($10.6 million) and unfavorable non-recurring items, primarily the timing of commercial and vendor settlements, which were offset by favorable efficiencies ($16.6 million).

Total gross profit was negatively affected by an increase in the depreciation included in cost of sales from $33.2 million during the six months ended June 30, 2016 to $34.8 million during the six months ended June 30, 2017, reflecting primarily higher depreciation due to increased levels of capital spending in 2016 and 2017.

Selling, General, and Administrative Expense

Total SG&A decreased $6.7 million, or 10.3%, from the six months ended June 30, 2016, reflecting primarily lower long-term incentive compensation costs, lower compensation costs, favorable foreign exchange, and lower depreciation.

Interest Expense, net

Interest expense, net, decreased $10.4 million, or 83.2%, from the six months ended period ended June 30, 2016 reflecting primarily favorable non-cash mark-to-market changes of $9.7 million on our derivative financial instruments.

Other Expense

Other expense decreased $5.9 million from the six months ended June 30, 2016, reflecting the non-recurrence of costs incurred during the six month period ended June 30, 2016 to support the potential sale of Tower Europe, which is no longer being considered.

Provision for Income Taxes

Income tax expense from continued operations increased $4.7 million from the six months ended June 30, 2016, primarily attributable to $16.5 million of higher worldwide income earned during the first half of 2017. A significant portion of the total worldwide expense recorded in the first half of the year is U.S. non-cash, deferred income tax expense. We continue to utilize existing U.S. deferred tax assets, primarily net operating loss carryforwards, which results in immaterial cash taxes on U.S book income. We believe the utilization of loss carryforwards and other tax attributes will continue to eliminate our material U.S. cash tax liability until 2020 under current U.S. tax law.

Income / (Loss) from Discontinued Operations

As noted above, during the second quarter of 2016, the Company’s Board of Directors approved a plan to sell the Company’s remaining business operations in Brazil and China. At June 30, 2017, the Brazilian business operation and one Chinese joint venture are considered held for sale. At December 31, 2016, both the Brazilian and Chinese business operations were held for sale and presented as discontinued operations.

On May 9, 2017, we completed the sale of our equity interest in our Tower Automotive (Wuhu) Company Ltd. joint venture (“Wuhu”). In conjunction with the sale, we recorded a loss on the sale of $2.6 million.

The Company recorded income from discontinued operations, net of tax, of $0.9 million during the six months ended June 30, 2017, as compared with a loss of $20.4 million for the six months ended June 30, 2016. During the second quarter of 2016, we recorded a fair value adjustment of $18.1 million. Of that amount, $15 million represents the cumulative translation adjustment related to Brazil and $3.1 million reflects a fair value adjustment to the Ningbo joint venture in China.

For the six months ended June 30, 2017, the discontinued operations included results from an operation in Brazil and two of our China joint ventures (Wuhu & Ningbo). As noted above, Wuhu was sold in the second quarter of 2017.

Comparison of Periods—Non-GAAP Analysis of Adjusted EBITDA

A reconciliation of Adjusted EBITDA to net income attributable to Tower International, Inc. for the periods presented is set forth below (in millions):

	Europe		North America		Consolidated
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016	2017	2016

Adjusted EBITDA	$24.8	$25.2	$74.6	$70.2	$99.4	$95.4
Intercompany charges	3.9	2.2	(3.9)	(2.2)	-	-
Restructuring and asset impairment charges, net	(0.7)	(0.1)	(6.5)	(1.5)	(7.2)	(1.6)
Depreciation and amortization	(14.5)	(13.8)	(22.0)	(21.7)	(36.5)	(35.5)
Acquisition costs and other	-	(0.3)	(0.1)	-	(0.1)	(0.3)
Long-term compensation (d)	(0.5)	(0.6)	(2.3)	(4.9)	(2.8)	(5.5)
Operating income	$13.0	$12.6	$39.8	$39.9	52.7	52.5
Interest expense, net					(2.1)	(12.5)
Other expense (e)					(0.6)	(6.5)
Provision for income taxes					(14.2)	(9.5)
Income / (loss) from discontinued operations, net of tax					0.9	(20.4)
Noncontrolling interest, net of taxes					(0.1)	(0.1)
Net income attributable to Tower International, Inc.					$36.6	$3.5

(d)

Represents the compensation expense related to stock options, restricted stock units, accruals from one-time CEO compensation awards, and certain compensation programs intended to benefit our long-term success and growth. The compensation charges are incurred during the applicable vesting periods of each program.

(e)	In 2016, represents costs incurred to support the potential sale of Tower Europe, which is no longer being considered.

The following table presents revenues (a GAAP measure) and Adjusted EBITDA (a non-GAAP measure) for the six months ended June 30, 2017 and 2016 (in millions), as well as an explanation of variances:

	Europe		North America		Consolidated
		Adjusted		Adjusted		Adjusted
	Revenues	EBITDA(f)	Revenues	EBITDA(f)	Revenues	EBITDA(f)
Six Months Ended June 30, 2017 results	$320.4	$24.8	$667.1	$74.6	$987.5	$99.4
Six Months Ended June 30, 2016 results	336.1	25.2	658.2	70.2	994.3	95.4
Variance	$(15.7)	$(0.4)	$8.9	$4.4	$(6.8)	$4.0
Variance attributable to:
Volume and mix	$3.1	$(0.3)	$15.7	$5.8	$18.8	$5.5
Foreign exchange	(10.4)	(1.0)	-	-	(10.4)	(1.0)
Pricing and economics	(8.4)	(4.5)	(6.8)	(5.7)	(15.2)	(10.2)
Efficiencies	-	6.0	-	10.6	-	16.6
Selling, general, and administrative
expenses and other items (g)	-	(0.6)	-	(6.3)	-	(6.9)
Total	$(15.7)	$(0.4)	$8.9	$4.4	$(6.8)	$4.0

(f)	We have presented a reconciliation of Adjusted EBITDA to net income / (loss) attributable to Tower International, Inc. above.
(g)

When we refer to “selling, general, and administrative expenses and other items”, the “other items” refer to (i) savings which we generate after implementing restructuring actions, (ii) the costs associated with launching new products, and (iii) one-time items which may include reimbursement of costs.

Adjusted EBITDA

Consolidated Company: Consolidated Adjusted EBITDA increased by $4 million, or 4.2%, from the six months ended June 30, 2016, reflecting higher volume ($5.5 million), which was offset partially by unfavorable foreign exchange ($1 million). All other factors were net unfavorable ($0.5 million). Favorable efficiencies ($16.6 million) were offset by unfavorable pricing and economics ($10.2 million) and unfavorable SG&A expenses and other items ($6.9 million).

Europe Segment: In our Europe segment, Adjusted EBITDA decreased by $0.4 million, or 1.6%, from the six months ended June 30, 2016, reflecting unfavorable foreign exchange ($1 million) and unfavorable mix ($0.5 million), offset partially by higher volume ($0.2 million). All other factors were net favorable ($0.9 million). Favorable efficiencies ($6 million) were offset partially by unfavorable pricing and economics ($4.5 million), principally product pricing and labor costs, and unfavorable SG&A expenses and other items ($0.6 million).

North America Segment: In our North America segment, Adjusted EBITDA increased by $4.4 million, or 6.3%, from the six months ended June 30, 2016, reflecting higher volume ($5.8 million). All other factors were net unfavorable ($1.3 million). Unfavorable SG&A expenses and other items ($6.3 million), primarily the timing of commercial and vendor settlements, and unfavorable pricing and economics ($5.7 million), principally product pricing and labor costs, were offset partially by favorable efficiencies ($10.6 million).

Restructuring

The following table sets forth our net restructuring and asset impairment charges by type for the periods presented (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Employee termination costs	$3.2	$0.1	$6.8	$0.1
Other exit costs	0.1	0.7	0.4	1.5
Total restructuring charges, net	$3.3	$0.8	$7.2	$1.6

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

The charges incurred in our North America segment during the three and six months ended June 30, 2017 related to severance charges to reduce corporate overhead and ongoing maintenance expense of facilities closed as a result of prior actions. The charges incurred in our Europe segment for the three and six months ended June 30, 2017 related to severance charges in Europe to reduce fixed costs.

We expect to continue to incur additional restructuring expense in 2017 related primarily to previously announced restructuring actions; however, we do not anticipate any additional expense that will be significant, with respect to previously announced actions. We may engage in new actions if business conditions warrant further actions.

Liquidity and Capital Resources

General

We generally expect to fund expenditures for operations, administrative expenses, capital expenditures, dividend payments, and debt service obligations with internally generated funds from operations and we generally expect to satisfy working capital needs from time-to-time with borrowings under our revolving credit facility or cash on hand. As of June 30, 2017, we had available liquidity of approximately $254 million, which we believe is adequate to fund our working capital requirements for at least the next twelve months. We believe that we will be able to meet our debt service obligations and fund operating requirements for at least the next twelve months with cash flow from operations, cash on hand, potential operating lease arrangements, and borrowings under our revolving credit facility.

On June 17, 2016, we announced our Board of Directors’ authorization to repurchase up to $100 million of the Company’s issued and outstanding common stock from time to time in the open market, or in privately negotiated transactions. We expect to fund such repurchases from cash flow from operations, cash on hand, asset dispositions, and borrowings under our revolving credit facility. To date, the Company repurchased a total of 829,648 shares of common stock at an aggregate cost of $18.9 million, of which all repurchases occurred during the year ended December 31, 2016.

Cash Flows and Working Capital

The following table shows the components of our cash flows from continuing operations for the periods presented (in millions):

	Six Months Ended June 30,
	2017	2016
Net cash provided by / (used in):
Operating activities	$(10.2)	$22.4
Investing activities	(28.2)	(60.9)
Financing activities	27.1	(31.4)

Net Cash Provided by / (Used in) Operating Activities

Net cash used in operating activities was $10.2 million during the six months ended June 30, 2017, compared to $22.4 million generated during the six months ended June 30, 2016. The $32.6 million increase of cash used was attributable primarily to the unfavorable fluctuation in working capital items, which included timing of customer payments and negative customer-owned tooling.

Net Cash Used in Investing Activities

Net cash utilized in investing activities was $28.2 million during the six months ended June 30, 2017, compared to $60.9 million during the six months ended June 30, 2016. The $32.7 million decrease in cash utilized was attributable primarily to decreased capital expenditures and proceeds received from sale of our Chinese joint venture.

Net Cash Provided by / (Used in) Financing Activities

Net cash generated in financing activities was $27.1 million during the six months ended June 30, 2017, compared to $31.4 million utilized during the six months ended June 30, 2016. This $58.5 million increase was attributable primarily to the non-recurrence of a $50 million repayment on the Term Loan Credit Facility during the first quarter of 2016 and by higher borrowings on the revolver in 2017.

Working Capital

We manage our working capital by monitoring key metrics principally associated with inventory, accounts receivable, and accounts payable. Our quarterly average inventory days on hand decreased to 16 days during the second quarter of 2017 from 17 days during the fourth quarter of 2016; however, our inventory levels increased from $71.7 million at December 31, 2016 to $75 million at June 30, 2017, primarily due to the ramp up of production on recently awarded business.

Our accounts receivable balance increased from $178.3 million as of December 31, 2016 to $253.1 million as of June 30, 2017. The increase reflects the timing of customer payments consistent with normal seasonality.

Our accounts payable balance increased from $258.1 million as of December 31, 2016 to $273.6 million as of June 30, 2017. The change reflects primarily the increase of trade accounts payable, resulting from the matching of terms with our customers and vendors, and the timing of payments related to capital expenditures and customer-owned tooling.

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

Our working capital is also impacted by our net position in regard to tooling owned by our customers. Tooling costs represent costs incurred by us in the development of new tooling used in the manufacture of our products. Generally, when a customer awards a contract to us, the customer agrees to reimburse us for certain of our tooling costs. As the tooling is developed, we experience cash outflows because we bear the costs and we typically do not receive reimbursement from our customers until the manufacture of the particular program commences. This timing delay causes our working capital to fluctuate between periods due to the timing of the cash inflows and outflows. We define our net tooling position as tooling in progress (see note 5) plus accounts receivable related to tooling less accounts payable related to tooling. During the first half of 2017 our net tooling position increased by $27 million from $77 million at December 31, 2016 to $104 million at June 30, 2017. This increase reflects increased net spending on recently awarded programs. We expect the balance of customer-owned tooling will decrease during the second half of the year, as reimbursements from customers are expected to significantly exceed additional spending on customer-owned tooling.

On June 30, 2017 and December 31, 2016 we had  working capital balances of $68.7 million and $9.4 million, respectively. This increase is related primarily to the increase of our net tooling position.

Sources and Uses of Liquidity

Our available liquidity at June 30, 2017 was $254.4 million, which consisted of $54.8 million of cash on hand, and unutilized borrowing availability under our U.S. and foreign credit facilities of $161 million and $38.6 million, respectively. A portion of our cash balance is located at foreign subsidiaries and is presently being used to fund operations at and investment in those locations. As of December 31, 2016 we had available liquidity of $292.2 million.

As of June 30, 2017, we had short-term debt, excluding capital leases, of $45.2 million, of which $31.3 million related to receivables factoring in Europe, $6.3 million related to other borrowings in Europe, $4 million related to indebtedness under a secured credit line in Europe, and $3.6 million related to current maturities of our Term Loan Credit Facility. On March 7, 2017, the Company amended the Term Loan Credit Agreement by entering into the Third Refinancing Term Loan Amendment and Additional Term Loan Amendment (“Third Term Loan Amendment”), pursuant to which, among other things, the outstanding term loans under the Term Loan Credit Agreement were refinanced in full. There were no additional borrowings associated with this refinancing. The receivables factoring in Europe consists of uncommitted demand facilities, which are subject to termination at the discretion of the banks, although we have not experienced any terminations by the banks.

Pursuant to the Board of Directors’ declaration on October 16, 2015, the Company commenced payment of a quarterly dividend of $0.10 per common share. This dividend was raised to $0.11 per common share on October 21, 2016. During the three and six months ended June 30, 2017, the Company paid dividends of $2.3 million and $4.5 million, respectively.

On June 17, 2016, the Company announced its Board of Directors’ authorization to repurchase up to $100 million of the Company’s issued and outstanding common stock from time to time in the open market, or in privately negotiated transactions. As of June 30, 2017, 829,648 shares have been purchased under the Repurchase Program with no additional shares being purchased under that program during the six months ended June 30, 2017.

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

	Six Months Ended June 30,
	2017	2016
Net cash provided by continuing operating activities	$(10.2)	$22.4
Cash disbursed for purchases of property, plant, and equipment, net	(44.2)	(60.9)
Free cash flow (1)	$(54.4)	$(38.5)

(1)Net cash disbursed for customer-owned tooling is included in free cash flow. Net cash disbursed for customer-owned tooling during the six months ended June 30, 2017 and 2016 was $26.9 million and $20.8 million, respectively.

Free cash flow was negative $54.4 million during the six months ended June 30, 2017, compared to negative $38.5 million during the six months ended June 30, 2016. The $15.9 million difference in free cash flow reflects primarily an unfavorable fluctuation in working capital items which included customer-owned tooling.

Debt

As of June 30, 2017, we had outstanding indebtedness, excluding capital lease obligations and net of debt issue cost, of approximately $420.8 million, which consisted of the following:

.9
	•	$358.1 million (net of a $2.5 million original issue discount) indebtedness outstanding under our Term Loan Credit Facility
	•	$30 million indebtedness outstanding under our Amended Credit Revolving Facility
	•	$41.6 million of foreign subsidiary indebtedness
	•	Less $8.9 million of debt issue costs netted against our indebtedness

Term Loan Credit Facility

On March 7, 2017, we amended the Term Loan Credit Agreement by entering into the Third Refinancing Term Loan Amendment and Restatement Agreement (“Third Term Loan Amendment”), pursuant to which, among other things, the outstanding term loans under the Term Loan Credit Agreement were refinanced in full. There were no additional borrowing associated with this refinancing. The aggregate principal amount of $358.9 million was outstanding under the Term Loan Credit Agreement. The maturity date of the Term Loan Credit Facility is March 7, 2024 and the Term Loans bear interest at (i) the Alternate Base Rate plus a margin of 1.75% or (ii) the Adjusted LIBO Rate (calculated by multiplying the applicable LIBOR rate by a statutory reserve rate) plus a margin of 2.75%.

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

The Fourth Amended Revolving Credit Facility Agreement amended and restated, in its entirety, the Third Amended Revolving Credit Facility Agreement, dated as of September 17, 2014, by and among the Borrower, its domestic affiliate and domestic subsidiary guarantors named therein, and the lenders party thereto, and the Agent. The Fourth Amended Revolving Credit Facility Agreement provides for a cash flow revolving credit facility (the “Amended Revolving Credit Facility”) in the aggregate amount of up to $200 million. The Fourth Amended Revolving Credit Facility Agreement also provides for the issuance of letters of credit in an aggregate amount not to exceed $30 million, provided that the total amount of credit (inclusive of revolving loans and letters of credit) extended under the Fourth Amended Revolving Credit Facility Agreement is subject to an overall cap, on any date, of $200 million. We may request the issuance of Letters of Credit denominated in Dollars or Euros. As of June 30, 2017, we had $30 million of borrowings outstanding under our Amended Revolving Credit Facility and $9 million of letters of credit outstanding under the Fourth Amended Revolving Credit Facility Agreement. Thus, we could have borrowed an additional $161 million under the Fourth Amended Revolving Credit Facility Agreement as of June 30, 2017, calculated as follows (in millions):

Total Revolving Credit Commitment	$200.0
Borrowings on Amended Revolving Credit Facility	(30.0)
Letter of credit outstanding	(9.0)
Availability on Fourth Amended Revolving Credit Facility Agreement	$161.0

Advances under the Amended Revolving Credit Facility bear interest at an alternate base rate plus a base rate margin or LIBOR plus a Eurodollar margin. The applicable margins are determined by the Company’s Total Net Leverage Ratio (as defined in the Fourth Amended Revolving Credit Facility Agreement). As of June 30, 2017, the applicable margins were 1.50% per annum and 2.50% per annum for base rate and LIBOR based borrowings, respectively, resulting in a weighted average interest rate of 3.98%. Borrowings outstanding under our Amended Revolving Credit Facility may vary significantly from time to time, depending on our cash needs at any given time. Our Amended Revolving Credit Facility matures on March 7, 2022.

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

As of June 30, 2017, we were in compliance with the financial covenants that govern our credit agreements.

Foreign Subsidiary Indebtedness

Our foreign subsidiary indebtedness consists primarily of borrowings in Europe, receivables factoring and credit line in Europe, which is described above.

Capital and Operating Leases

We maintain capital leases primarily for a manufacturing facility and certain manufacturing equipment. We have several operating leases, including leases for office and manufacturing facilities, as well as certain equipment, with lease terms expiring between the years 2018 and 2026. As of June 30, 2017, our total future operating lease payments amounts to $172.5 million and the present value of minimum lease payments under our capital leases amounted to $5.8 million. See Note 17 of the notes to the Company’s Condensed Consolidated Financial Statements.

As of December 31, 2016, our total future operating lease payments amounted to $162.9 million and the present value of minimum lease payments under our capital leases amounted to $5.8 million. The decrease in total future operating lease payments between December 31, 2016 and June 30, 2017 principally reflects rental payments on leases for manufacturing facilities and equipment.

Off-Balance Sheet Obligations

In addition to the operating leases described above, our off-balance sheet obligations consist of obligations under our Fourth Amended Revolving Credit Facility. As of June 30, 2017, letters of credit outstanding were $9 million under the Fourth Amended Revolving Credit Facility.

Net Debt

Net debt is a non-GAAP measure that represents total debt less cash and cash equivalents. We regard net debt as a useful measure of our outstanding debt obligations. Our use of the term “net debt” should not be understood to mean that we will use any cash on hand to repay debt. Net debt is calculated as follows (in millions):

	As of June 30, 2017	As of December 31, 2016
Total debt, including capital leases and net of debt issue costs	$426.6	$390.3
Less: Cash and cash equivalents	(54.8)	(62.8)
Net debt	$371.8	$327.5

As of June 30, 2017, our net debt was $371.8 million, compared to $327.5 million as of December 31, 2016. The $44.3 million change reflects primarily negative free cash flow for the period and costs related to our debt refinancing, offset partially by proceeds received from the sale of our joint venture in China.

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

Interest Rate Risk

At June 30, 2017, we had total debt, excluding capital leases, of $420.8 million (net of a $2.5 million discount and $8.9 million of debt issue cost), consisting of variable rate debt of $228.5 million (54%) and fixed rate debt of $192.3 million (46%), taking into account our $186.1 million variable rate to fixed rate swap. Assuming no changes in the monthly average variable rate debt levels of $242.5 million for the six months ended June 30, 2017, we estimate that a hypothetical change of 100 basis points in the LIBOR and alternative base rate would not have a significant impact on interest expense due to the LIBOR floor in our Term Loan.

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

Our strategy for managing currency risk relies primarily upon conducting business in a foreign country in that country’s currency. We may, from time to time, also participate in hedging programs intended to reduce our exposure to currency fluctuations. We believe that the effect of a 100 basis point movement in foreign currency rates against the U.S. dollar would not have materially impacted the results of our operations, our cash flows, or our stockholders’ equity for the six months ended June  30, 2017.

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

Item 4. Controls  and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), management, with the participation of the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2017. Based upon that evaluation, the CEO and the CFO have concluded that, as of June 30, 2017, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting that occurred during the quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1A. Risk Factors.

There have been no material changes in our risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities

The following table presents information regarding shares of our common stock repurchased during each month in the quarter ended June 30, 2017.

			Total Number of
			Shares (or Units)	Dollar Value of
		Weighted	Purchased as Part	Shares that May
	Total Number of	Average Price	of Publicly	Yet Be Purchased
	Shares (or Units)	Paid per Share	Announced Plan	Under Plan or
Period	Purchased	(or Unit) (1)	or Program	Program (2)
April 1 to April 30, 2017	33	$27.97	-	$81,056,732
May 1 to May 31, 2017	-	$-	-	$81,056,732
June 1 to June 30, 2017	-	$-	-	$81,056,732
Total	33	$-	-

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

Tower International, Inc.

Date: July 26, 2017	/s/ Jeffrey Kersten
Jeffrey Kersten
Chief Financial Officer