Form 10-Q
period 2017-09-30
Tower International, Inc.
filed 2017-10-30
CIK 1485469

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

September 30, 2017

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

Yes ☐ No ☒

As of October  20, 2017, there were 20,528,437 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

Tower International, Inc. and Subsidiaries

Form 10-Q

PART 1 — FINANCIAL INFORMATION

ITEM 1. Financial Statements.

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data - unaudited)

	September 30,	December 31,
	2017	2016

ASSETS
Cash and cash equivalents	$43,597	$62,788
Accounts receivable, net of allowance of $1,533 and $961	272,749	178,251
Inventories (Note 3)	81,127	71,710
Assets held for sale (Note 4)	45,065	102,252
Prepaid tooling, notes receivable, and other	120,500	103,023
Total current assets	563,038	518,024

Property, plant, and equipment, net	514,137	465,569
Goodwill (Note 6)	63,407	56,383
Deferred tax asset	114,399	112,645
Other assets, net	12,112	9,902
Total assets	$1,267,093	$1,162,523

LIABILITIES AND EQUITY
Short-term debt and current maturities of capital lease obligations (Note 8)	$42,853	$34,211
Accounts payable	300,292	258,129
Accrued liabilities	117,305	114,079
Liabilities held for sale (Note 4)	16,814	53,310
Total current liabilities	477,264	459,729

Long-term debt, net of current maturities (Note 8)	361,734	351,232
Obligations under capital leases, net of current maturities (Note 8)	-	4,863
Deferred tax liability	5,533	5,594
Pension liability (Note 11)	51,723	61,627
Other non-current liabilities	97,070	65,539
Total non-current liabilities	516,060	488,855
Total liabilities	993,324	948,584
Commitments and contingencies (Note 17)

Stockholders' equity:
Tower International, Inc.'s stockholders' equity
Preferred stock, $0.01 par value, 50,000,000 authorized and 0 issued and outstanding	$-	$-
Common stock, $0.01 par value, 350,000,000 authorized, 22,299,801 issued and 20,524,527 outstanding at September 30, 2017, and 22,107,402 issued and 20,359,131 outstanding at
December 31, 2016	223	221
Additional paid in capital	343,374	340,623
Treasury stock, at cost, 1,775,274 and 1,748,271 shares as of September 30, 2017
and December 31, 2016	(36,408)	(35,645)
Accumulated surplus / (deficit)	36,044	(14,021)
Accumulated other comprehensive loss (Note 12)	(69,464)	(83,383)
Total Tower International, Inc.'s stockholders' equity	273,769	207,795
Noncontrolling interests in subsidiaries (Note 12)	-	6,144
Total stockholders' equity	273,769	213,939
Total liabilities and stockholders' equity	$1,267,093	$1,162,523

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share and per share amounts - unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Revenues	$462,372	$457,042	$1,449,887	$1,451,367
Cost of sales	403,619	396,806	1,272,758	1,271,900
Gross profit	58,753	60,236	177,129	179,467
Selling, general, and administrative expenses	29,667	31,223	87,899	96,125
Amortization expense (Note 6)	117	112	333	344
Restructuring and asset impairment charges, net (Note 7)	1,131	1,196	8,379	2,782
Operating income	27,838	27,705	80,518	80,216
Interest expense	5,673	5,598	7,933	18,167
Interest income	64	40	197	108
Other expense	-	-	575	6,481
Income before provision for income taxes, and income / (loss) from discontinued operations	22,229	22,147	72,207	55,676
Provision for income taxes (Note 10)	8,002	4,239	22,170	13,770
Income from continuing operations	14,227	17,908	50,037	41,906
Income / (loss) from discontinued operations, net of tax (Note 4)	704	367	1,565	(19,999)
Net income	14,931	18,275	51,602	21,907
Less: Net income attributable to the noncontrolling interests	-	118	110	213
Net income attributable to Tower International, Inc.	$14,931	$18,157	$51,492	$21,694

Weighted average basic shares outstanding	20,522,001	20,830,203	20,485,722	21,039,305
Weighted average diluted shares outstanding	20,787,405	21,182,149	20,804,441	21,372,875

Basic income per share attributable to Tower International, Inc.:
Income per share from continuing operations (Note 13)	$0.69	$0.85	$2.44	$1.98
Income / (loss) per share from discontinued operations (Note 13)	0.03	0.02	0.08	(0.95)
Income per share (Note 13)	0.73	0.87	2.51	1.03

Diluted income per share attributable to Tower International, Inc.:
Income per share from continuing operations (Note 13)	$0.68	$0.84	$2.40	$1.95
Income / (loss) per share from discontinued operations (Note 13)	0.03	0.02	0.08	(0.93)
Income per share (Note 13)	0.72	0.86	2.48	1.02

Dividends declared per share	$0.11	$0.10	$0.33	$0.30

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands - unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Net income	$14,931	$18,275	$51,602	$21,907
Other comprehensive income / (loss), net of tax
Foreign currency translation adjustments, net of tax benefit of $2.6 million, $1.1 million, $8.5 million, and $2.1 million	6,578	(100)	19,867	6,344
Unrealized loss on qualifying cash flow hedge, net of tax benefit of $0.8 million, $0 million, $3.6 million, and $0 million	(1,283)	-	(5,896)	-
Other comprehensive income / (loss), net of tax	5,295	(100)	13,971	6,344
Comprehensive income	20,226	18,175	65,573	28,251
Less: Comprehensive income / (loss) attributable to noncontrolling interests	-	89	162	(9)
Comprehensive income attributable to Tower International, Inc.	$20,226	$18,086	$65,411	$28,260

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands - unaudited)

	Nine Months Ended September 30,
	2017	2016

OPERATING ACTIVITIES:
Net income	$51,602	$21,907
Less: Income / (loss) from discontinued operations, net of tax	1,565	(19,999)
Income from continuing operations	50,037	41,906

Adjustments required to reconcile income from continuing operations to net cash provided by continuing operating activities:
Deferred income tax provision	15,367	10,251
Depreciation and amortization	54,853	53,383
Non-cash share-based compensation	1,657	1,545
Pension income, net of contributions	(9,906)	(7,851)
Change in working capital and other operating items	(76,095)	(66,876)
Net cash provided by continuing operating activities	$35,913	$32,358

INVESTING ACTIVITIES:
Cash disbursed for purchases of property, plant, and equipment, net	$(76,687)	$(73,536)
Proceeds from disposition of joint venture, net	15,944	-
Net cash used in continuing investing activities	$(60,743)	$(73,536)

FINANCING ACTIVITIES:
Proceeds from borrowings	$535,926	$458,752
Repayments of borrowings	(522,029)	(417,664)
Repayments on Term Loan Credit Facility	-	(50,000)
Original issuance discount	(1,808)	-
Debt issuance costs	(4,747)	-
Dividend payment to Tower stockholders	(6,756)	(6,334)
Proceeds from stock options exercised	1,094	68
Purchase of treasury stock	(763)	(18,533)
Net cash provided by / (used in) continuing financing activities	$917	$(33,711)

Discontinued operations:
Net cash from / (used in) discontinued operating activities	$(322)	$3,714
Net cash used in discontinued investing activities	(1,251)	(2,110)
Net cash from / (used in) discontinued financing activities	1,137	(2,899)
Net cash used in discontinued operations	$(436)	$(1,295)

Effect of exchange rate changes on continuing cash and cash equivalents	$5,158	$1,806

NET CHANGE IN CASH AND CASH EQUIVALENTS	$(19,191)	$(74,378)

CASH AND CASH EQUIVALENTS:
Beginning of period	$62,788	$121,594

End of period	$43,597	$47,216

Supplemental Cash Flow Information:
Interest paid, net of amounts capitalized	$16,842	$14,351
Income taxes paid	5,265	3,567
Non-cash Investing Activities:
Capital expenditures in liabilities for purchases of property, plant, and equipment	$13,877	$13,525

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

Note 2. New Accounting Pronouncements

Hedge Accounting

On August 28, 2017, the Financial Accounting Standard Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.  This ASU is designed to better align hedge accounting with an organization’s risk management activities in the financial statements. In addition, this ASU simplifies the application of hedge accounting guidance in areas where practice issues exist. This ASU is effective for interim and annual periods after December 15, 2018. Early adoption is permitted, and requires that the effect of adoption should be reflected as of the beginning of the fiscal year of adoption. The Company is currently evaluating the effects that this ASU may have on its Consolidated Financial Statements.

Retirement Benefits

On March 10, 2017, the FASB issued ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This ASU is designed to increase the transparency and usefulness of information about defined benefit costs for pension plans and other post-retirement benefit plans presented in employer financial statements. This ASU is effective for interim and annual periods after December 15, 2017. Early adoption is allowed, and requires that the guidance be applied retrospectively to all prior periods. Effective October 1, 2006, the Company’s pension plan was frozen and the Company ceased accruing any additional benefits; as such, the Company does not expect a material financial statement impact related to the adoption of this ASU.

Stock Compensation

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for employee share-based payment transactions. This ASU was effective for annual reporting periods beginning after December 15, 2016, and interim periods therein. Upon adoption in the first quarter of 2017, the Company recorded a cumulative adjustment for previously unrecognized tax benefits to accumulated surplus of approximately $5.3 million.

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

The new revenue standards may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company currently expects to adopt the new revenue standards in its first quarter of 2018 utilizing the modified retrospective transition method. To assess the impact of the new standard, the Company is analyzing the standard's impact on customer contracts, comparing its historical accounting policies and practices to the requirements of the new standard, and identifying potential differences from application of the new standard's requirements. While the Company has not yet completed its evaluation of the effects of adoption, the Company does not expect the adoption of the new revenue standards to have a material impact on its Consolidated Financial Statements.

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

Note 3. Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is determined by the first-in, first-out method. Maintenance, repair, and non-productive inventory, which are considered consumables, are expensed when acquired and included in the Condensed Consolidated Statements of Operations as cost of sales. Inventories consist of the following (in thousands):

	September 30, 2017	December 31, 2016
Raw materials	$38,509	$31,993
Work in process	16,809	14,721
Finished goods	25,809	24,996
Total inventory	$81,127	$71,710

Note 4. Discontinued Operations and Assets Held for Sale

During the second quarter of 2016, the Company’s Board of Directors approved a plan to sell the Company’s remaining business operations in Brazil and China. At September 30, 2017, the Brazilian business operation and one Chinese joint venture in Ningbo, China are considered held for sale in accordance with FASB Accounting Standard Codification (“ASC”) No. 360, Property, Plant, and Equipment, and presented as discontinued operations in the Condensed Consolidated Financial Statements, in accordance with FASB ASC No. 205, Discontinued Operations. At December 31, 2016, both of the Brazilian and Chinese business operations were held for sale and presented as discontinued operations.

The following table discloses select financial information of the discontinued operations of the Company’s Brazilian and Chinese business operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues	$14,597	$28,536	$63,373	$78,619
Loss from sale of Wuhu discontinued operation	-	-	(2,596)	-
Income / (loss) from discontinued operations:
Income / (loss) before provision for income taxes and
equity in income / (loss) of joint venture	1,199	637	4,867	(18,747)
Provision / (benefit) for income taxes	495	270	706	1,252
Income / (loss) from discontinued operations	$704	$367	$1,565	$(19,999)

Sale of China Joint Ventures

In October of 2016, the Company entered into an agreement to sell its joint venture in Wuhu, China: Tower Automotive (“Wuhu”) Company, Ltd. The initial sale agreement provided for the purchase of the Company’s equity in the joint venture for approximately $21 million, net of tax. The Company received proceeds of $4.5 million in the fourth quarter of 2016. On May 9, 2017, the Company completed the sale of its equity interest in Wuhu. During the second quarter of 2017, the Company received total net proceeds of $15.9 million related to the sale, which resulted in a total sales price that was less than the carrying value of the net assets of Wuhu. In addition, the Company incurred certain transaction related costs; therefore, a net loss of $2.6 million was recorded in the second quarter of 2017.

As of September 30, 2017, all proceeds from the transaction were received. Wuhu has been presented as discontinued operations in our Consolidated Financial Statements, in accordance with FASB ASC No. 205, Discontinued Operations.

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

The assets and liabilities held for sale are recorded at the lower of carrying value or fair value less costs to sell and are summarized by category in the following table (in thousands):

	September 30, 2017	December 31, 2016

ASSETS
Current assets	$24,695	$59,137
Property, plant, and equipment, net	29,023	47,640
Other assets, net	9,447	13,575
Fair value adjustment	(18,100)	(18,100)
Total assets held for sale	$45,065	$102,252

LIABILITIES
Short-term debt and current maturities of capital lease obligations	$1,283	$2,792
Accounts payable	12,052	43,661
Total current liabilities	13,335	46,453

Long-term debt, net of current maturities	1,535	2,393
Other non-current liabilities	1,944	4,464
Total non-current liabilities	3,479	6,857
Total liabilities held for sale	$16,814	$53,310

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

After the part for which tooling has been developed reaches a production-ready status, the Company is reimbursed by its customer for the cost of the tooling, at which time the tooling becomes the property of the customer. Any gain recognized, which is defined as the excess of reimbursement over cost, is amortized over the life of the program. If estimated costs are expected to be in excess of reimbursement, a loss is recorded in the period in which the loss is estimated. Customer-owned tooling is included in the Condensed Consolidated Balance Sheets in prepaid tooling, notes receivable, and other. At September 30, 2017 and December 31, 2016, the Company had an asset related to customer-owned tooling of $84.4 million and $87.9 million, respectively.

Note 6. Goodwill and Other Intangible Assets

Goodwill

The change in the carrying amount of goodwill is set forth below by reportable segment and on a consolidated basis (in thousands):

	Europe	North America	Consolidated
Balance at December 31, 2016	$49,293	$7,090	$56,383
Currency translation adjustment	6,063	961	7,024
Balance at September 30, 2017	$55,356	$8,051	$63,407

Intangibles

In the North America segment, an intangible asset of $3.5 million related to customer relationships was recorded in 2015, as part of the acquisition of a facility in Mexico. This intangible asset has a definite life and will be amortized on a straight-line basis over seven years, the estimated life of the related asset, which approximates the recognition of related revenues.

The Company incurred amortization expense of $0.1 million and $0.3 million for the three and nine months ended September 30, 2017, respectively. The Company incurred amortization expense of $0.1 million and $0.3 million for the three and nine months ended September 30, 2016, respectively.

Note 7. Restructuring and Asset Impairment Charges

As of September 30, 2017, the Company has executed various restructuring plans and may execute additional plans in the future to reduce corporate overhead, to realign manufacturing capacity to prevailing global automotive production levels, and to improve the utilization of remaining facilities. Estimates of restructuring charges are based on information available at the time such charges are recorded. Due to the inherent uncertainty involved in estimating restructuring expenses, actual amounts paid for such activities may differ from amounts initially recorded. Accordingly, the Company may record revisions of previous estimates by adjusting previously established reserves.

Restructuring and Asset Impairment Charges

Net restructuring and asset impairment charges for each of the Company’s segments include the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Europe	$199	$-	$943	$117
North America	932	1,196	7,436	2,665
Consolidated	$1,131	$1,196	$8,379	$2,782

The following table sets forth the Company’s net restructuring and asset impairment charges by type for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Employee termination costs	$690	$361	$7,557	$493
Other exit costs	441	835	822	2,289
Total restructuring expense	$1,131	$1,196	$8,379	$2,782

The charges incurred during the nine months ended September 30, 2017 and 2016 related primarily to the following actions:

2017 Actions

During the three and nine months ended September 30, 2017, the charges incurred in the North America and Europe segments related to severance charges to reduce corporate overhead and ongoing maintenance expense of facilities closed as a result of prior actions.

2016 Actions

During the three and nine months ended September 30, 2016, the charges incurred in the North America and Europe segments related to ongoing maintenance expense of facilities closed as a result of prior actions and severance charges to reduce fixed costs.

Restructuring Reserve

The table below summarizes the activity in the restructuring reserve by segment, reflected in accrued liabilities and other non-current liabilities, for the above-mentioned actions through September 30, 2017 (in thousands):

	Europe	North America	Consolidated
Balance at December 31, 2016	$92	$197	$289
Payments	(670)	(2,876)	(3,546)
Increase in liability	943	6,614	7,557
Balance at September 30, 2017	$365	$3,935	$4,300

Except as disclosed in the table above, the Company does not anticipate incurring additional material cash charges associated with the actions described above. The changes in the restructuring reserve set forth in the table above do not agree with the restructuring charges for the period, as certain items are expensed as incurred related to the actions described.

The restructuring reserve increased during the nine months ended September 30, 2017, reflecting primarily accruals for severance, offset partially by payments related to 2017 restructuring actions and prior accruals.

During the nine months ended September 30, 2017, the Company incurred payments in Europe of $0.7 million and in North America of $2.9 million related to prior accruals and 2017 restructuring actions described above.

Note 8. Debt

Short-Term Debt

Short-term debt consists of the following (in thousands):

	September 30, 2017	December 31, 2016
Current maturities of debts (excluding capital leases)	$37,130	$33,277
Current maturities of capital leases	5,723	934
Total short-term debt	$42,853	$34,211

Long-Term Debt

Long-term debt consists of the following (in thousands):

	September 30, 2017	December 31, 2016
Term Loan Credit Facility (net of discount of $2,380 and $827)	$357,314	$361,798
Amended Revolving Credit Facility	16,500	-
Other foreign subsidiary indebtedness	33,515	28,777
Debt issue costs	(8,465)	(6,066)
Total debt	398,864	384,509
Less: Current maturities of debts (excluding capital leases)	(37,130)	(33,277)
Total long-term debt	$361,734	$351,232

Term Loan Credit Facility

On March 7, 2017, the Company amended the Term Loan Credit Agreement by entering into the Third Refinancing Term Loan Amendment and Restatement Agreement (“Third Term Loan Amendment”), pursuant to which, among other things, the outstanding term loans under the Term Loan Credit Agreement were refinanced in full. There were no additional borrowings associated with this refinancing. The aggregate principal amount of $358.9 million was outstanding under the Term Loan Credit Agreement upon amendment. The maturity date of the Term Loan Credit Facility is March 7, 2024 and the Term Loans bear interest at (i) the Alternate Base Rate plus a margin of 1.75% or (ii) the Adjusted LIBO Rate (calculated by multiplying the applicable LIBOR rate by a statutory reserve rate) plus a margin of 2.75%.

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

As of September 30, 2017, the outstanding principal balance of the Term Loan Credit Facility was $357.3 million (net of a $2.4 million original issue discount) and the effective interest rate was 4.0% per annum.

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

Advances under the Amended Revolving Credit Facility bear interest at an alternate base rate plus a base rate margin or LIBOR plus a Eurodollar margin. The applicable margins are determined by the Company’s Total Net Leverage Ratio (as defined in the Fourth Amended Revolving Credit Facility Agreement). As of September 30, 2017, the applicable margins were 2.50% per annum for LIBOR based borrowings and 1.50% per annum for base rate borrowings, resulting in a weighted average interest rate of 4.54%. The Company will pay a commitment fee at a rate equal to 0.50% per annum on the average daily unused total revolving credit commitment.

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

As of September 30, 2017, there was $174.5 million of unutilized borrowing availability under the Amended Revolving Credit Facility. At that date, there were $16.5 million of borrowings and $9 million of letters of credit outstanding under the Amended Revolving Credit Facility.

Other Foreign Subsidiary Indebtedness

As of September 30, 2017, other foreign subsidiary indebtedness of $33.5 million consisted primarily of receivables factoring in Europe of $27.4 million, and other indebtedness in Europe of $6.1 million.

The change in foreign subsidiary indebtedness from December 31, 2016 to September 30, 2017 is explained by the following (in thousands):

Europe
Balance at December 31, 2016	$28,777
Maturities of indebtedness	(1,108)
Change in borrowings on credit facilities, net	2,306
Foreign exchange impact	3,540
Balance at September 30, 2017	$33,515

Generally, borrowings of foreign subsidiaries are made under credit agreements with commercial lenders and are used to fund working capital and other operating requirements.

As of September 30, 2017, the receivables factoring facilities balance available to the Company was $27.4 million (€23.2 million), of which the entire amount was drawn. These are uncommitted, demand facilities which are subject to termination at the discretion of the banks and bear interest rates based on the average three month EURIBOR plus a spread ranging from 2.50% to 3.00%. The effective annual interest rates as of September 30, 2017 ranged from 2.17% to 2.67%, with a weighted average interest rate of 2.45% per annum. Any receivables factoring under these facilities is with recourse and is secured by the accounts receivable factored. These receivables factoring transactions are recorded in the Company’s Condensed Consolidated Balance Sheets in short-term debt and current maturities of capital lease obligations.

As of September 30, 2017, the Company’s European subsidiaries had borrowings of $6.1 million (€5.1 million), which had an annual interest rate of 6.25% and matures in November 2017. This term loan is secured by certain machinery and equipment.

As of September 30, 2017,  the secured line of credit balance available to the Company was $11.8 million (€10 million), of which no borrowings were outstanding. The facility bears an interest rate based on the EURIBOR plus a spread of 1.9% and matures in October 2017. The effective annual interest rate as of September 30, 2017 was 1.9% per annum. The facilities are secured by certain accounts receivable related to customer-owned tooling, real estate, and other assets, and are subject to negotiated prepayments upon the receipt of funds from completed customer projects.

As of September 30, 2017, the Company’s European subsidiaries had an asset-based revolving credit facility balance available to the Company of $33.8 million, of which no borrowings were outstanding. This facility bears an interest rate based upon one month LIBOR plus a margin of 4.00%, or base rate plus a margin of 3.00%, and matures in October 2017. Availability on the credit facility is determined based upon the appraised value of certain machinery, equipment, and real estate, subject to a borrowing base availability limitation and customary covenants.

Covenants

As of September 30, 2017,  the Company was in compliance with the financial covenants that govern its credit agreements.

Capital Leases

The Company had the following capital lease obligations, which expire in March 2018, as of the dates presented (in thousands):

	September 30, 2017	December 31, 2016
Current maturities of capital leases	$5,723	$934
Non-current maturities of capital leases	-	4,863
Total capital leases	$5,723	$5,797

Debt Issue Costs

The Company had debt issuance costs, net of amortization, of $8.5 million and $6.1 million as of September 30, 2017 and December 31, 2016, respectively. These amounts are reflected in the Condensed Consolidated Balance Sheets as a direct deduction from long-term debt, net of current maturities.

The Company incurred interest expense related to the amortization of debt issue costs of $0.5 million and $1.8 million during the three and nine months ended September 30, 2017, respectively. The Company incurred interest expense related to the amortization of debt issue costs of $0.5 million and $2 million during the three and nine months ended September 30, 2016, respectively.

Note 9. Derivative Financial Instruments

The Company’s derivative financial instruments include interest rate and cross currency swaps. The Company does not enter into derivative financial instruments for trading or speculative purposes. On an on-going basis, the Company monitors counterparty credit ratings. The Company considers credit non-performance risk to be low because the Company enters into agreements with commercial institutions that have at least an S&P, or equivalent, investment grade credit rating. On October 17, 2014, the Company entered into a $200 million variable rate to fixed rate interest rate swap for a portion of the Company’s Term Loan and a €157.1 million cross currency swap based on the U.S. dollar / Euro exchange spot rate of $1.2733 which was the prevailing rate at the time of the transaction. The maturity date for both swap instruments was April 16, 2020. During the year ended December 31, 2015, the Company reduced the notional amount of the interest rate swap from $200 million to $186.1 million and increased the notional amount on the cross currency swap from €157.1 million to €178 million.

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

On August 31, 2017, the Company amended certain of its $200 million variable rate to fixed rate interest rate swaps, for a portion of the Company’s Term Loan, entered into on March 7, 2017. The U.S. dollar notional amount remained the same at $186.1 million, the fixed interest rate was changed from 5.628% to 5.878% per annum for certain swaps, and the maturity date remained at March 7, 2024. The fair value of the swap will fluctuate with changes in interest rates. This amendment was considered a termination event per FASB ASC No. 815, Derivatives and Hedging; therefore, the balance within accumulated other comprehensive income ("AOCI") will be frozen and recognized in results of operations over the remaining term of the hedged transaction. As of September 30, 2017, $7.2 million was recorded in AOCI and $0.1 million was recognized in interest expense during the three months ended September 30, 2017.

At September 30, 2017 and December 31, 2016, the U.S. dollar / Euro exchange spot rate was $1.1812 and $1.0516, respectively. The following amounts were recorded in the Condensed Consolidated Balance Sheets as being payable to counterparties under FASB ASC No. 815 (in thousands):

	Location	September 30, 2017	December 31, 2016
Cross currency swap	Other non-current liabilities	$22,214	$4,993
Interest rate swap	Other non-current liabilities	11,263	2,451

All derivative instruments are recorded at fair value. Effectiveness for net investment and cash flow hedges is initially assessed at the inception of the hedging relationship and on a quarterly basis thereafter. To the extent that derivative instruments are deemed to be effective, changes in the fair value of derivatives are recognized in the Condensed Consolidated Balance Sheets as AOCI, and to the extent they are ineffective or were not designated as part of a hedge transaction, they are recorded in the Condensed Consolidated Statements of Operations as interest expense, net. The cross currency swap qualifies as a net investment hedge of the Company’s European subsidiaries. The interest rate swap qualifies as a cash flow hedge of the interest payments related to the Company’s Term Loan. Prior to March 7, 2017, the Company had not accounted for the interest rate swap as a cash flow hedge, and all changes in fair value were recognized in the Condensed Consolidated Statements of Operations as interest expense, net.

The following table presents the deferred gain / (loss) reported in AOCI at September 30, 2017 and December 31, 2016 (in thousands):

	Deferred gain in AOCI
	September 30, 2017	December 31, 2016
Cross currency swap	$13,347	$35,699
Interest rate swap	(9,510)	-
Total	$3,837	$35,699

Derivative instruments held during the period resulted in the following (income) / expense recorded in income (in thousands):

	(Income) / expense recognized		(Income) / expense recognized
	(ineffective portion)		(ineffective portion)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Cross currency swap	$1,433	$1,293	$(5,132)	$663
Interest rate swap	(348)	(663)	(696)	2,749
Total	$1,085	$630	$(5,828)	$3,412

Note 10. Income Taxes

During the three months ended September 30, 2017, the Company recorded income tax expense of $8 million on $22.2 million of pre-tax profit from continuing operations – for a consolidated effective tax rate of 36%. During the quarter, the Company recorded a one-time deferred tax expense of $3.5 million for one of its European affiliates to establish a deferred tax valuation allowance and reverse tax benefits recorded on losses generated during the first two quarters of 2017.

During the three months ended September 30, 2016, the Company recorded income tax expense of $4.2 million on $22.1 million of pre-tax profit from continuing operations – for a consolidated effective tax rate of 19%. Included in the $4.2 million of consolidated tax expense was $3.1 million of deferred tax expense attributable to U.S. operations.

During the nine months ended September 30, 2017, the Company recorded income tax expense of $22.2 million on $72.2 million of pre-tax profit from continuing operations – for a consolidated effective tax rate of 30.7%. Included in the $22.2 million of consolidated tax expense was an expense of $3.5 million for one of its European affiliates to establish a deferred tax valuation allowance and also reverse tax benefits recorded on losses generated during the first two quarters of 2017. A significant portion of the Company’s income tax expense is deferred income tax expense. The Company continues to utilize existing deferred tax assets, primarily net operating loss carryforwards, in the U.S., which results in immaterial cash taxes on U.S. book income.

During the nine months ended September 30, 2016, the Company recorded income tax expense of $13.8 million on $55.7 million of pre-tax profit from continuing operations – for a consolidated effective tax rate of 24.6%. Included in the $13.8 million of consolidated tax expense was $9 million of deferred tax expense attributable to U.S. operations.

Note 11. Retirement Plans

The Company sponsors a pension and various other postretirement benefit plans for its employees. Each plan serves a defined group of employees and has varying levels of Company contributions. The Company’s contributions to certain plans may be required by the terms of the Company’s collective bargaining agreements.

The following tables provide the components of net periodic pension benefit cost and other post-retirement benefit cost (in thousands):

	Pension Benefits		Other Benefits
	Three Months Ended September 30,		Three Months Ended September 30,
	2017	2016	2017	2016
Service cost	$4	$5	$2	$2
Interest cost	1,772	1,927	136	136
Expected return on plan assets (a)	(2,637)	(2,579)	-	-
Amortization of prior service credit	(23)	(24)	33	33
Net periodic benefit cost / (income)	$(884)	$(671)	$171	$171

	Pension Benefits		Other Benefits
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Service cost	$14	$16	$6	$6
Interest cost	5,620	5,821	408	408
Expected return on plan assets (a)	(7,747)	(7,670)	-	-
Amortization of prior service credit	(71)	(71)	99	99
Net periodic benefit cost / (income)	$(2,184)	$(1,904)	$513	$513

(a)Expected rate of return on plan assets is 7.40% for 2017 and was 7.40% for 2016

The Company expects its minimum pension funding requirements to be $8.6 million during 2017. During the three and nine months ended September 30, 2017, the Company made contributions of $4.1 million and $7.7 million, respectively.

Additionally, during the three and nine months ended September 30, 2017, the Company contributed $1.5 million and $4.6 million, respectively, to its defined contribution retirement plans.

Note 12. Stockholders’ Equity and Noncontrolling Interests

The table below provides a reconciliation of the carrying amount of total stockholders’ equity, including stockholders’ equity attributable to Tower International, Inc. (“Tower”) and equity attributable to the noncontrolling interests (“NCI”) (in thousands):

	Nine Months Ended September 30,
	2017			2016
	Tower	NCI	Total	Tower	NCI	Total
Stockholders' equity beginning balance	$207,795	$6,144	$213,939	$197,495	$9,224	$206,719
Net income	51,492	110	51,602	21,694	213	21,907
Other comprehensive income / (loss):
Foreign currency translation adjustments	19,815	52	19,867	6,566	(222)	6,344
Unrealized loss on qualifying cash flow hedge	(5,896)	-	(5,896)	-	-	-
Total comprehensive income	65,411	162	65,573	28,260	(9)	28,251
Vesting of RSUs	2	-	2	1	-	1
Treasury stock	(763)	-	(763)	(18,533)	-	(18,533)
Share based compensation expense	1,657	-	1,657	1,545	-	1,545
Proceeds from stock options exercised	1,094	-	1,094	68	-	68
Dividend paid	(6,756)	-	(6,756)	(6,334)	-	(6,334)
Cumulative effect of the adoption of ASU No. 2016-09	5,329	-	5,329	-	-	-
Noncontrolling interest sold	-	(6,306)	(6,306)	-	-	-
Noncontrolling interest dividends - Wuhu	-	-	-	-	(2,164)	(2,164)
Stockholders' equity ending balance	$273,769	$-	$273,769	$202,502	$7,051	$209,553

On June 17, 2016, the Company announced its Board of Directors’ authorization to repurchase up to $100 million of the Company’s issued and outstanding common stock from time to time in the open market, or in privately negotiated transactions. The Company expects to fund such repurchases from cash flow from operations, cash on hand, asset dispositions, and borrowings under its revolving credit facility. During the year ended December 31, 2016, the Company repurchased a total of 829,648 shares of common stock at an aggregate cost of $18.9 million under this repurchase program. During the nine months ended September 30, 2017,  no shares have been repurchased under this repurchase program.

The following table presents the components of accumulated other comprehensive loss (in thousands):

	As of September 30, 2017	As of December 31, 2016	Change
Foreign currency translation adjustments, net of tax of $1.6 million and $10.1 million	$(24,596)	$(44,411)	$19,815
Defined benefit plans, net of tax of $14.2 million and $14.2 million	(38,972)	(38,972)	-
Unrealized loss on qualifying cash flow hedge, net of tax benefit of $3.6 million and $0 million	(5,896)	-	(5,896)
Accumulated other comprehensive loss	$(69,464)	$(83,383)	$13,919

The following table presents the changes in accumulated other comprehensive loss by component (in thousands) for the three months ended September 30, 2017:

	Unrealized loss on		Foreign Currency
	Qualifying cash flow	Defined Benefit	Translation
	Hedge, Net of Tax	Plan, Net of Tax	Adjustments	Total
Balance at June 30, 2017	$(4,613)	$(38,972)	$(31,174)	$(74,759)
Other comprehensive income before reclassification	(1,283)	-	6,578	5,295
Net current-period other comprehensive income	(1,283)	-	6,578	5,295
Balance at September 30, 2017	$(5,896)	$(38,972)	$(24,596)	$(69,464)

The following table presents the changes in accumulated other comprehensive loss by component (in thousands) for the three months ended September 30, 2016:

		Foreign Currency
	Defined Benefit	Translation
	Plan, Net of Tax	Adjustments	Total
Balance at June 30, 2016	$(40,002)	$(33,853)	$(73,855)
Other comprehensive loss before reclassification	-	(71)	(71)
Net current-period other comprehensive loss	-	(71)	(71)
Balance at September 30, 2016	$(40,002)	$(33,924)	$(73,926)

The following table presents the changes in accumulated other comprehensive loss by component (in thousands) for the nine months ended September 30, 2017:

	Unrealized loss on		Foreign Currency
	Qualifying cash flow	Defined Benefit	Translation
	Hedge, Net of Tax	Plan, Net of Tax	Adjustments	Total
Balance at December 31, 2016	$-	$(38,972)	$(44,411)	$(83,383)
Other comprehensive income before reclassification	(5,896)	-	19,815	13,919
Net current-period other comprehensive income	(5,896)	-	19,815	13,919
Balance at September 30, 2017	$(5,896)	$(38,972)	$(24,596)	$(69,464)

The following table presents the changes in accumulated other comprehensive loss by component (in thousands) for the nine months ended September 30, 2016:

		Foreign Currency
	Defined Benefit	Translation
	Plan, Net of Tax	Adjustments	Total
Balance at December 31, 2015	$(40,002)	$(40,490)	$(80,492)
Other comprehensive loss before reclassification	-	6,566	6,566
Net current-period other comprehensive loss	-	6,566	6,566
Balance at September 30, 2016	$(40,002)	$(33,924)	$(73,926)

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

The Company included the effects of all dilutive shares for the three and nine months ended September 30, 2017 and September 30, 2016.

A summary of the information used to compute basic and diluted net income per share attributable to Tower International, Inc. is shown below (in thousands – except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Income from continuing operations	$14,227	$17,908	$50,037	$41,906
Income / (loss) from discontinued operations, net of tax	704	367	1,565	(19,999)
Net income	14,931	18,275	51,602	21,907
Less: Net income attributable to the noncontrolling interests	-	118	110	213
Net income attributable to Tower International, Inc.	$14,931	$18,157	$51,492	$21,694

Basic income / (loss) per share:
Continuing operations	$0.69	$0.85	$2.44	$1.98
Discontinued operations	0.03	0.02	0.08	(0.95)
Net income attributable to Tower International, Inc.	0.73	0.87	2.51	1.03
Basic weighted average shares outstanding	20,522,001	20,830,203	20,485,722	21,039,305

Diluted income / (loss) per share:
Continuing operations	$0.68	$0.84	$2.40	$1.95
Discontinued operations	0.03	0.02	0.08	(0.93)
Net income attributable to Tower International, Inc.	0.72	0.86	2.48	1.02
Diluted weighted average shares outstanding	20,787,405	21,182,149	20,804,441	21,372,875

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

At September 30, 2017,  800,890 shares were available for future grants of options and other types of awards under the Plan.

The following table summarizes the Company’s award activity during the nine months ended September 30, 2017:

	Options		Restricted Stock Units
		Weighted		Weighted
		Average		Average Grant
Outstanding at:	Shares	Exercise Price	Shares	Date Fair Value
December 31, 2016	474,468	$12.18	213,522	$24.77
Granted	-	-	105,485	27.36
Options exercised or RSUs issued	(90,921)	12.04	(101,478)	24.99
Forfeited	-	-	(5,077)	25.54
September 30, 2017	383,547	$12.22	212,452	$26.17

Stock Options

The exercise price of each stock option equals the market price of the Company’s common stock on the grant date. Compensation expense is recorded at the grant date fair value and is recognized on a straight-line basis over the applicable vesting periods. The Company’s stock options generally vest over three years, with a maximum term of ten years.

The Company calculates the weighted average grant date fair value of each option granted using a Black-Scholes valuation model. During the three and nine months ended September 30, 2017 and 2016 the Company did not recognize any expense relating to the options as all of the expense associated with these options had been fully recognized in previous periods.

As of September 30, 2017, the Company had an aggregate of 383,547 stock options that had been granted, but had not yet been exercised. As of September 30, 2017, the remaining average contractual life for these options is approximately four years. During the nine months ended September 30, 2017,  90,921 options were exercised, which had an aggregate intrinsic value of $1.4 million. As of September 30, 2017,  383,547 stock options were exercisable, which had an aggregate intrinsic value of $5.7 million. During the nine months ended September 30, 2017, no stock options were granted, forfeited, or expired.

Restricted Stock Units (“RSUs”)

The grant date fair value of each RSU equals the market price of the Company’s common stock on its date of grant. Compensation expense is recorded at the grant date fair value, less an estimated forfeiture amount, and is recognized on a straight-line basis over the applicable vesting periods. The Company’s RSUs generally vest over a three year period.

During the three and nine months ended September 30, 2017, the Company recognized expense relating to the RSUs of $0.6 million and $1.7 million, respectively. During the three and nine months ended September 30, 2016, the Company recognized expense relating to the RSUs of $0.5 million and $1.5 million, respectively. As of September 30, 2017, the Company had $2.8 million of unrecognized compensation expense associated with these RSUs, which will be amortized on a straight-line basis over the next 14 months, on a weighted average basis.

As of September 30, 2017, the Company had an aggregate of 212,452 RSUs that had been granted, but had not yet vested. During the nine months ended September 30, 2017,  105,485 RSUs were granted and 5,077 RSUs were forfeited.

During the first nine months of 2017, a total of 101,478 RSUs vested, resulting in the issuance of 101,478 shares. The fair value of these shares was $2.8 million. This total was reduced by shares repurchased to provide payment for certain individual’s minimum statutory withholding tax. After offsets for withholding taxes, a total of 74,474 shares of common stock were issued. The Company paid $0.8 million to acquire 27,003 vested shares to cover the minimum statutory withholding taxes.

Long-Term Compensation

Amended and Restated CEO Employment Agreement

On July 28, 2014, Mark M. Malcolm, the Company’s former President and Chief Executive Officer, entered into an amended and restated employment agreement (the “Agreement”), by which Mr. Malcolm’s employment was extended through December 31, 2016 (the “Retirement Date”). Mr. Malcolm retired from the Company on the Retirement Date. The Agreement provided for a $3 million transition bonus, for the successful delivery to Tower’s Board of Directors of a comprehensive chief executive officer succession and transition plan, and a $3 million retention bonus. These bonus awards were paid in cash on July 14, 2017, and fall under the guidance of FASB ASC No. 450, Contingencies.

During the three and nine months ended September 30, 2017, the Company recorded expense of $0.1 million and $0.3 million related to these awards, respectively. During the three and nine months ended September 30, 2016, the Company recorded income of $0.6 million and expense of $0.7 million related to these awards, respectively.

During the third quarter of 2017, the Company made a payment of $6.3 million related to these awards. As of September 30, 2017, the Company had no liability remaining relating to these awards.

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

During the three and nine months ended September 30, 2017, the Company recorded expense related to all performance awards of $0.9 million and $2.2 million, respectively. During the three and nine months ended September 30, 2016, the Company recorded expense related to all performance awards of $1.7 million and $5.3 million, respectively. At September 30, 2017, the Company had a liability of $6 million related to these awards, of which $3.6 million is payable in March 2018 and is presented as other current liabilities in the Condensed Consolidated Balance Sheet, while the remaining $2.4 million is presented as other non-current liabilities in the Condensed Consolidated Balance Sheet.

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

The following is a summary of select data for each of the Company’s reportable segments (in thousands):

	Europe	North America	Total
Three Months Ended September 30, 2017:
Revenues	$146,559	$315,813	$462,372
Adjusted EBITDA	8,219	40,975	49,194
Capital Expenditures	10,870	21,656	32,526
Total Assets (a)	521,116	745,977	1,267,093

Three Months Ended September 30, 2016:
Revenues	$147,964	$309,078	$457,042
Adjusted EBITDA	12,084	38,039	50,123
Capital Expenditures	9,762	2,848	12,610
Total Assets (a)	479,381	767,353	1,246,734

Nine Months Ended September 30, 2017:
Revenues	$466,956	982,931	1,449,887
Adjusted EBITDA	33,019	115,623	148,642
Capital Expenditures	23,421	53,266	76,687

Nine Months Ended September 30, 2016:
Revenues	$484,064	967,303	1,451,367
Adjusted EBITDA	37,307	108,170	145,477
Capital Expenditures	36,050	37,486	73,536

(a)As of September 30, 2017 and 2016, total assets include assets held for sale.

Inter-segment sales are not significant for any period presented.

The following is a reconciliation of income before provision for income taxes, and income / (loss) from discontinued operations to Adjusted EBITDA (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Income before provision for income taxes
and income / (loss) from discontinued operations	$22,229	22,147	72,207	55,676
Restructuring and asset impairment charges, net	1,131	1,196	8,379	2,782
Depreciation and amortization	18,321	17,900	54,853	53,383
Acquisition costs and other	90	47	273	318
Long-term compensation expense	1,814	3,275	4,619	8,778
Interest expense, net	5,609	5,558	7,736	18,059
Other expense (b)(c)	-	-	575	6,481
Adjusted EBITDA	$49,194	$50,123	$148,642	$145,477

(b)Represents costs incurred during the nine months ended September 30, 2017, to support the refinancing of the Company’s term debt.

(c)Represents costs incurred during the three and nine months ended September 30, 2016, to support the investigation into the potential sale of the Company’s European operations, which is no longer being considered.

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

At September 30, 2017, the carrying value and estimated fair value of the Company’s total debt was $407.3 million and $410.5 million, respectively. At December 31, 2016, the carrying value and estimated fair value of the Company’s total debt was $390.6 million and $394.2 million, respectively. The majority of the Company’s debt at September 30, 2017 and December 31, 2016 was comprised of the Term Loan Credit Facility, which can be traded between financial institutions. Accordingly, this debt has been classified as Level 2. The fair value was determined based upon quoted values. The remainder of the Company’s debt, primarily consisting of foreign subsidiary indebtedness, is asset-backed and is classified as Level 3. As this debt carries variable rates and minimal credit risk, the book value approximates the fair values.

The Company has foreign currency exchange hedges and an interest rate swap that were measured at fair value on a recurring basis at September 30, 2017 and December 31, 2016. These instruments are recorded in other non-current liabilities in the Company’s Condensed Consolidated Balance Sheets and the fair value is measured using Level 2 observable inputs such as foreign currency exchange rates, swap rates, cross currency basis swap spreads and interest rate spreads. At September 30, 2017, the foreign currency exchange hedge (net investment hedge of the Company’s European subsidiaries) and the interest rate swap had liability fair values of $22.2 million and $11.3 million, respectively.

There were no nonrecurring items that occurred during the nine months ended September 30, 2017 that required the re-measurement of fair value.

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate fair value because of the short maturity of these instruments.

Note 17. Commitments and Contingencies

Operating Leases

The Company leases office space, manufacturing space, and certain equipment under non-cancellable lease agreements, which require the Company to pay maintenance, insurance, taxes, and other expenses, in addition to rental payments. The Company has entered into leasing commitments with lease terms expiring between the years 2018 and 2026. The Company has options to extend the terms of certain leases in future periods. The properties covered under these leases include manufacturing and office equipment and facilities. Rent expense for all operating leases totaled $6.3 million and $18 million during the three and nine months ended September 30, 2017. Rent expense for all operating leases totaled $5.6 million and $17.6 million during the three and nine months ended September 30, 2016, respectively.

Future minimum operating lease payments at September 30, 2017 are as follows (in thousands):

Year	Operating Leases
2017	$6,393
2018	36,786
2019	33,789
2020	26,276
2021	21,379
Thereafter	41,489
Total future lease payments	$166,112

Environmental Matters

The Company owns properties which have been affected by environmental releases. The Company is actively involved in investigation and/or remediation at several of these locations.

Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. The established liability for environmental matters is based upon management’s best estimates, on an undiscounted basis, of expected investigation/ remediation costs related to environmental contamination. It is possible that actual costs associated with these matters will exceed the environmental reserves established by the Company. Inherent uncertainties exist in the estimates, primarily due to unknown environmental conditions, changing governmental regulations, and legal standards regarding liability and evolving technologies for handling site remediation and restoration. At September 30, 2017 and December 31, 2016, the Company had $1.4 million accrued for environmental matters.

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

Recent Trends

Production Volumes

During the third quarter of 2017, industry production volumes increased from 2016 in Europe and decreased in North America. According to IHS, full year industry production in 2017 is projected to increase in Europe by 3.5% and decrease in North America by 3.6%.

European Steel Prices

For 2017, steel prices increased in our European operations. Accordingly, we expect that our revenues will be positively impacted by approximately $30 million for the year ended December 31, 2017 for recovery of the steel price increases of which approximately $25 million is expected to occur during the fourth quarter. However, we do not expect this increase in revenue to have a material impact on earnings due to the higher steel costs.

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

Results of Operations—Three Months Ended September 30, 2017 Compared with the Three Months Ended September 30, 2016

The following table presents production volumes in specified regions, according to the IHS October 2017 issue, for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 (in millions of units produced):

	Europe	North America
Three Months Ended September 30, 2017	4.99	3.99
Three Months Ended September 30, 2016	4.75	4.41
Increase / (Decrease)	0.24	(0.42)
Percentage change	5.0%	(9.3)%

The following table presents select financial information for the three months ended September 30, 2017 and 2016 (in millions):

	Europe		North America		Consolidated
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2017	2016	2017	2016	2017	2016

Revenues	$146.6	$148.0	$315.8	$309.1	$462.4	$457.1
Cost of sales	133.4	132.1	270.2	264.7	403.6	396.8
Gross profit	13.2	15.9	45.6	44.4	58.8	60.3
Selling, general, and administrative expenses	10.4	9.1	19.3	22.1	29.7	31.2
Amortization expense	-	-	0.1	0.1	0.1	0.1
Restructuring and asset impairment charges, net	0.2	-	0.9	1.2	1.1	1.2
Operating income	$2.6	$6.8	$25.3	$21.0	27.8	27.7
Interest expense, net					5.6	5.6
Other expense					-	-
Provision for income taxes					8.0	4.2
Income from discontinued operations, net of tax					0.7	0.4
Noncontrolling interest, net of taxes					-	0.1
Net income attributable to Tower International, Inc.					$14.9	$18.2

Comparison of Periods – GAAP Analysis of Consolidated Results

Revenues

Total revenues increased during the three months ended September 30, 2017 by $5.3 million, or 1.2%, from the three months ended September 30, 2016, reflecting favorable foreign exchange ($8.3 million) and favorable pricing ($5.1 million), offset partially by lower volume ($8.1 million).

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

Total gross profit decreased by $1.5 million, or 2.5%, from the three months ended September 30, 2016 to the three months ended September 30, 2017, and our gross profit margin decreased from 13.2% during the 2016 period to 12.7% during the 2017 period. Gross profit was negatively impacted by the non-recurrence of a volume related customer settlement ($2.7 million), lower volume ($2.1 million), and higher fixed costs related to new programs ($0.8 million), offset partially by favorable foreign exchange ($1.9 million), excluding the impact on depreciation. All other factors were net favorable ($2.2 million). Favorable efficiencies ($5.2 million) and the timing of commercial and vendor settlements were offset partially by unfavorable pricing and economics ($4.2 million).

Total gross profit was negatively affected by an increase in the depreciation included in cost of sales from $17 million during the three months ended September 30, 2016 to $17.4 million during the three months ended September 30, 2017, reflecting primarily higher depreciation due to increased levels of capital spending in 2016 and 2017.

Selling, General, and Administrative Expenses (“SG&A”)

Total SG&A decreased $1.5 million, or 4.8%, from the three months ended September 30, 2016, reflecting primarily lower compensation costs.

Restructuring and Asset Impairment Expense

Total restructuring expense decreased $0.1 million, from the three months ended September 30, 2016. The charges incurred in the North America and Europe segments related to severance charges to reduce corporate overhead.

Interest Expense, net

Interest expense, net, remained constant from the three months ended September 30, 2016.

Provision for Income Taxes

Income tax expense from continued operations increased $3.8 million from the three months ended September 30, 2016. The increase in tax expense reflects primarily the establishment of a valuation allowance on the deferred tax assets of one of our European affiliates which included the reversal of benefits accrued on losses generated in that jurisdiction during the first six months of 2017.

Loss from Discontinued Operations

During the second quarter of 2016, the Company’s Board of Directors approved a plan to sell the Company’s remaining business operations in Brazil and China. At September 30, 2017, the Brazilian business operation and one Chinese joint venture are considered held for sale in accordance with FASB ASC No. 360, Property, Plant, and Equipment, and presented as discontinued operations in the Condensed Consolidated Financial Statements, in accordance with FASB ASC No. 205, Discontinued Operations. At December 31, 2016, both the Brazilian and Chinese business operations were held for sale and presented as discontinued operations. On May 9, 2017, we completed the sale of our equity interest in our Wuhu joint venture.

The Company recorded income from discontinued operations, net of tax, of $0.7 million during the three months ended September 30, 2017, as compared with income of $0.4 million for the three months ended September 30, 2016.

Comparison of Periods—Non-GAAP Analysis of Adjusted EBITDA

A reconciliation of net income attributable to Tower International, Inc. to Adjusted EBITDA for the periods presented is set forth below (in millions):

	Consolidated		Europe		North America
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2017	2016	2017	2016	2017	2016

Net income attributable to Tower International, Inc.	$14.9	$18.2
Interest expense, net	5.6	5.6
Provision for income taxes	8.0	4.2
Income from discontinued operations, net of tax	(0.7)	(0.4)
Noncontrolling interest, net of taxes	-	0.1
Operating income	27.8	27.7	$2.6	$6.8	$25.3	$21.0
Intercompany charges	-	-	(2.0)	(2.4)	2.0	2.4
Restructuring and asset impairments	1.1	1.2	0.2	-	0.9	1.2
Depreciation and amortization	18.3	17.9	7.5	7.0	10.8	10.9
Acquisition costs and other	0.1	(0.1)	(0.1)	-	0.2	(0.1)
Long-term compensation (a)	1.8	3.3	-	0.7	1.8	2.6
Adjusted EBITDA	$49.2	$50.1	$8.2	$12.1	$41.0	$38.0

(a)

Represents the compensation expense related to stock options, restricted stock units, and accruals from certain compensation programs intended to benefit our long-term success and growth. The compensation charges are incurred during the applicable vesting periods of each program.

The following table presents revenues (a GAAP measure) and Adjusted EBITDA (a non-GAAP measure) for the three months ended September 30, 2017 and 2016 (in millions), as well as an explanation of variances:

	Europe		North America		Consolidated
		Adjusted		Adjusted		Adjusted
	Revenues	EBITDA(b)	Revenues	EBITDA(b)	Revenues	EBITDA(b)
Three Months Ended September 30, 2017 results	$146.6	$8.2	$315.8	$41.0	$462.4	$49.2
Three Months Ended September 30, 2016 results	148.0	12.1	309.1	38.0	457.1	50.1
Variance	$(1.4)	$(3.9)	$6.7	$3.0	$5.3	$(0.9)
Variance attributable to:
Volume and mix	$(13.1)	$(2.2)	$5.0	$(3.4)	$(8.1)	$(5.6)
Foreign exchange	8.3	0.9	-	-	8.3	0.9
Pricing and economics	3.4	(2.1)	1.7	(2.0)	5.1	(4.1)
Efficiencies	-	1.0	-	4.2	-	5.2
Selling, general, and administrative
expenses and other items (c)	-	(1.5)	-	4.2	-	2.7
Total	$(1.4)	$(3.9)	$6.7	$3.0	$5.3	$(0.9)

(b) We have presented a reconciliation of net income attributable to Tower International, Inc. to Adjusted EBITDA above.

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

Consolidated Company: Consolidated Adjusted EBITDA decreased by $0.9 million, or 1.8%, from the three months ended September 30, 2016,  reflecting the non-recurrence of a volume related customer settlement ($2.7 million),  lower volume ($2.1 million), and higher fixed costs related to new programs ($0.8 million),  offset partially by favorable foreign exchange ($0.9 million). All other factors were net favorable ($3.8 million). Favorable efficiencies ($5.2 million) and favorable SG&A expenses and other items ($2.7 million) were offset partially by unfavorable pricing and economics ($4.1 million).

Europe Segment: In our Europe segment, Adjusted EBITDA decreased by $3.9 million, or 32.2%, from the three months ended September 30, 2016, reflecting lower volume ($2.8 million), offset partially by favorable foreign exchange ($0.9 million) and favorable product mix ($0.6 million). All other factors were net unfavorable ($2.6 million). Unfavorable pricing and economics ($2.1 million), principally product pricing and labor costs, and unfavorable SG&A expenses and other items ($1.5 million), primarily higher launch costs, were offset partially by favorable efficiencies ($1 million).

North America Segment: In our North America segment, Adjusted EBITDA increased by $3 million, or 7.9%, from the three months ended September 30, 2016,  despite the non-recurrence of a volume related customer settlement ($2.7 million), higher fixed costs related to new programs ($0.8 million), and unfavorable product mix ($0.6 million), offset partially by higher volume ($0.6 million). All other factors were net favorable ($6.4 million). Favorable efficiencies ($4.2 million)  and favorable SG&A expenses and other items ($4.2 million), primarily  the timing of commercial and vendor settlements, were offset partially by unfavorable pricing and economics ($2 million), principally product pricing and labor costs.

Results of Operations—Nine Months Ended September 30, 2017 Compared with the Nine Months Ended September 30, 2016

The following table presents production volumes in specified regions, according to the IHS October 2017 issue, for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 (in millions of units produced):

	Europe	North America
Nine Months Ended September 30, 2017	16.56	12.98
Nine Months Ended September 30, 2016	16.18	13.46
Increase / (Decrease)	0.38	(0.48)
Percentage change	2.3%	(3.6)%

According to IHS, full year 2017 vehicle production is expected to decrease when compared to 2016 in North America by 3.6% and increase in Europe by 3.5%.

The following table presents select financial information for the nine months ended September 30, 2017 and 2016 (in millions):

	Europe		North America		Consolidated
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016	2017	2016

Revenues	$467.0	$484.1	$982.9	$967.3	$1,449.9	$1,451.4
Cost of sales	420.8	434.6	852.0	837.3	1,272.8	1,271.9
Gross profit	46.2	49.5	130.9	130.0	177.1	179.5
Selling, general, and administrative expenses	29.9	29.1	58.0	67.0	87.9	96.1
Amortization expense	-	-	0.3	0.3	0.3	0.3
Restructuring and asset impairment charges, net	0.9	0.1	7.5	2.7	8.4	2.8
Operating income	$15.4	$20.3	$65.1	$60.0	80.5	80.2
Interest expense, net					7.7	18.1
Other expense					0.6	6.5
Provision for income taxes					22.2	13.8
Income / (loss) from discontinued operations, net of tax					1.6	(20.0)
Noncontrolling interest, net of taxes					0.1	0.2
Net income attributable to Tower International, Inc.					$51.5	$21.7

Comparison of Periods – GAAP Analysis of Consolidated Results

Revenues

Total revenues decreased during the nine months ended September 30, 2017 by $1.5 million, or 0.1%, from the nine months ended September 30, 2016 reflecting unfavorable pricing ($10.1 million) and unfavorable foreign exchange ($2.1 million), offset partially by higher volume ($10.7 million).

Gross Profit

Total gross profit decreased by $2.4 million, or 1.3%, from the nine months ended September 30, 2016 to the nine months ended September 30, 2017 and our gross profit margin decreased from 12.4% during the 2016 period to 12.2% during the 2017 period. The gross profit was negatively impacted by higher fixed costs related to new programs ($2.2 million) which was offset by higher volume ($2.1 million) and favorable foreign exchange ($0.1 million), excluding the impact on depreciation. All other factors were net unfavorable ($2.4 million). Favorable efficiencies ($21.8 million) were offset partially by unfavorable pricing and economics ($14.8 million) and unfavorable non-recurring items, primarily the timing of commercial and vendor settlements and higher launch costs.

Total gross profit was negatively affected by an increase in the depreciation included in cost of sales from $50.1 million during the nine months ended September 30, 2016 to $52.2 million during the nine months ended September 30, 2017,  reflecting primarily higher depreciation due to increased levels of capital spending in 2016 and 2017.

Selling, General, and Administrative Expense

Total SG&A decreased $8.2 million, or 8.5%, from the nine months ended September 30, 2016, reflecting primarily lower long-term incentive compensation costs, lower compensation costs, and lower depreciation, offset partially by unfavorable foreign exchange.

Restructuring and Asset Impairment Expense

Total restructuring expense increased $5.6 million, from the nine months ended September 30, 2016, which reflects the charges incurred in the North America and Europe segments related to severance charges to reduce corporate overhead and fixed costs.

Interest Expense, net

Interest expense, net, decreased $10.4 million, or 57.5%, from the nine months ended period ended September 30, 2016 reflecting primarily favorable non-cash mark-to-market changes of $9.2 million on our derivative financial instruments.

Other Expense

Other expense decreased $5.9 million from the nine months ended September 30, 2016, reflecting the non-recurrence of costs incurred during the nine month period ended September 30, 2016 to support the potential sale of Tower Europe, which is no longer being considered.

Provision for Income Taxes

Income tax expense increased $8.4 million from the nine months ended September 30, 2016. The increase in tax expense reflects primarily higher earnings in the U.S. as well as the establishment of a valuation allowance on the deferred tax assets of one of our European affiliates which included the reversal of benefits accrued on losses generated in that jurisdiction during the first six months of 2017. Approximately 70% of our worldwide tax expense is non-cash, deferred income tax expense. We continue to utilize existing deferred tax assets, primarily net operating loss carryforwards, in the U.S., which results in immaterial cash taxes on U.S. book income.

Income / (Loss) from Discontinued Operations

As noted above, during the second quarter of 2016, the Company’s Board of Directors approved a plan to sell the Company’s remaining business operations in Brazil and China. At September 30, 2017, the Brazilian business operation and one Chinese joint venture are considered held for sale. At December 31, 2016, both the Brazilian and Chinese business operations were held for sale and presented as discontinued operations.

On May 9, 2017, we completed the sale of our equity interest in our Tower Automotive (Wuhu) Company Ltd. joint venture (“Wuhu”). In conjunction with the sale, we recorded a loss on the sale of $2.6 million in the second quarter of 2017.

The Company recorded income from discontinued operations, net of tax, of $1.6 million during the nine months ended September 30, 2017, as compared with a loss of $20 million for the nine months ended September 30, 2016. During the second quarter of 2016, we recorded a fair value adjustment of $18.1 million. Of that amount, $15 million represents the cumulative translation adjustment related to Brazil and $3.1 million reflects a fair value adjustment to the Ningbo joint venture in China. For the nine months ended September 30, 2017, the discontinued operations included results from an operation in Brazil and two of our China joint ventures (Wuhu & Ningbo). As noted above, Wuhu was sold in the second quarter of 2017.

Comparison of Periods—Non-GAAP Analysis of Adjusted EBITDA

A reconciliation of net income attributable to Tower International, Inc. to Adjusted EBITDA for the periods presented is set forth below (in millions):

	Consolidated		Europe		North America
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016	2017	2016

Net income attributable to Tower International, Inc.	$51.5	$21.7
Interest expense, net	7.7	18.1
Other expense (d)	0.6	6.5
Provision for income taxes	22.2	13.8
Income / (loss) from discontinued operations, net of tax	(1.6)	20.0
Noncontrolling interest, net of taxes	0.1	0.2
Operating income	80.5	80.2	$15.4	$20.3	$65.1	$60.0
Intercompany charges	-	-	(5.9)	(5.4)	5.9	5.4
Restructuring and asset impairment charges, net	8.4	2.8	0.9	0.1	7.5	2.7
Depreciation and amortization	54.8	53.4	22.0	20.8	32.8	32.6
Acquisition costs and other	0.3	0.3	0.1	0.3	0.2	-
Long-term compensation (e)	4.6	8.7	0.5	1.2	4.1	7.5
Adjusted EBITDA	$148.6	$145.5	$33.0	$37.3	$115.6	$108.2

(d)	In 2016, represents costs incurred to support the potential sale of Tower Europe, which is no longer being considered.

(e)

Represents the compensation expense related to stock options, restricted stock units, accruals from one-time CEO compensation awards, and certain compensation programs intended to benefit our long-term success and growth. The compensation charges are incurred during the applicable vesting periods of each program.

The following table presents revenues (a GAAP measure) and Adjusted EBITDA (a non-GAAP measure) for the nine months ended September 30, 2017 and 2016 (in millions), as well as an explanation of variances:

	Europe		North America		Consolidated
		Adjusted		Adjusted		Adjusted
	Revenues	EBITDA(f)	Revenues	EBITDA(f)	Revenues	EBITDA(f)
Nine Months Ended September 30, 2017 results	$467.0	$33.0	$982.9	$115.6	$1,449.9	$148.6
Nine Months Ended September 30, 2016 results	484.1	37.3	967.3	108.2	1,451.4	145.5
Variance	$(17.1)	$(4.3)	$15.6	$7.4	$(1.5)	$3.1
Variance attributable to:
Volume and mix	$(10.0)	$(2.5)	$20.7	$2.4	$10.7	$(0.1)
Foreign exchange	(2.1)	(0.1)	-	-	(2.1)	(0.1)
Pricing and economics	(5.0)	(6.6)	(5.1)	(7.7)	(10.1)	(14.3)
Efficiencies	-	7.0	-	14.8	-	21.8
Selling, general, and administrative
expenses and other items (g)	-	(2.1)	-	(2.1)	-	(4.2)
Total	$(17.1)	$(4.3)	$15.6	$7.4	$(1.5)	$3.1

(f)	We have presented a reconciliation of net income / (loss) attributable to Tower International, Inc. to Adjusted EBITDA above.
(g)

When we refer to “selling, general, and administrative expenses and other items”, the “other items” refer to (i) savings which we generate after implementing restructuring actions, (ii) the costs associated with launching new products, and (iii) one-time items which may include reimbursement of costs.

Adjusted EBITDA

Consolidated Company: Consolidated Adjusted EBITDA increased by $3.1 million, or 2.1%, from the nine months ended September 30, 2016, despite higher fixed costs related to new programs ($2.2 million) and unfavorable foreign exchange ($0.1 million), offset partially by higher volume ($2.1 million). All other factors were net favorable ($3.3 million). Favorable efficiencies ($21.8 million) were offset partially by unfavorable pricing and economics ($14.3 million) and unfavorable SG&A expenses and other items ($4.2 million).

Europe Segment: In our Europe segment, Adjusted EBITDA decreased by $4.3 million, or 11.5%, from the nine months ended September 30, 2016, reflecting unfavorable volume ($2.5 million) and unfavorable foreign exchange ($0.1 million). All other factors were net unfavorable ($1.7 million). Unfavorable pricing and economics ($6.6 million), principally product pricing and labor costs, and unfavorable SG&A expenses and other items ($2.1 million), were offset partially by favorable efficiencies ($7 million).

North America Segment: In our North America segment, Adjusted EBITDA increased by $7.4 million, or 6.8%, from the nine months ended September 30, 2016, reflecting higher volume ($4.6 million), offset partially by higher fixed costs related to new programs ($2.2 million). All other factors were net favorable ($5 million). Favorable efficiencies ($14.8 million) were offset partially by unfavorable pricing and economics ($7.7 million), principally product pricing and labor costs, and unfavorable SG&A expenses and other items ($2.1  million).

Restructuring

The following table sets forth our net restructuring and asset impairment charges by type for the periods presented (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Employee termination costs	$0.7	$0.4	$7.6	$0.5
Other exit costs	0.4	0.8	0.8	2.3
Total restructuring charges, net	$1.1	$1.2	$8.4	$2.8

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

The charges incurred in our North America segment during the three and nine months ended September 30, 2017 related to severance charges to reduce corporate overhead and ongoing maintenance expense of facilities closed as a result of prior actions. The charges incurred in our Europe segment for the three and nine months ended September 30, 2017 related to severance charges in Europe to reduce fixed costs.

We expect to continue to incur additional restructuring expense in 2017 related primarily to previously announced restructuring actions; however, we do not anticipate any additional expense that will be significant, with respect to previously announced actions. We may engage in new actions if business conditions warrant further actions.

Liquidity and Capital Resources

General

We generally expect to fund expenditures for operations, administrative expenses, capital expenditures, dividend payments, and debt service obligations with internally generated funds from operations and we generally expect to satisfy working capital needs from time-to-time with borrowings under our revolving credit facility or cash on hand. As of September 30, 2017, we had available liquidity of approximately  $264 million, which we believe is adequate to fund our working capital requirements for at least the next twelve months. We believe that we will be able to meet our debt service obligations and fund operating requirements for at least the next twelve months with cash flow from operations, cash on hand, potential operating lease arrangements, and borrowings under our revolving credit facility.

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

Cash Flows and Working Capital

The following table shows the components of our cash flows from continuing operations for the periods presented (in millions):

	Nine Months Ended September 30,
	2017	2016
Net cash provided by / (used in):
Operating activities	$35.9	$32.4
Investing activities	(60.7)	(73.5)
Financing activities	0.9	(33.7)

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $35.9 million during the nine months ended September 30, 2017, compared to $32.4 million generated during the nine months ended September 30, 2016. The $3.6 million increase of cash generated was attributable primarily to higher earnings.

Net Cash Used in Investing Activities

Net cash utilized in investing activities was $60.7 million during the nine months ended September 30, 2017, compared to $73.5 million during the nine months ended September 30, 2016. The $12.8 million decrease in cash utilized was attributable primarily to proceeds received from the sale of our Chinese joint venture.

Net Cash Used in Financing Activities

Net cash generated from financing activities was $0.9 million during the nine months ended September 30, 2017, compared to $33.7 million utilized during the nine months ended September 30, 2016. This $34.6 million change of cash utilized was attributable primarily to the non-recurrence of a $50 million repayment on the Term Loan Credit Facility during the first quarter of 2016 offset partially by lower borrowings in 2017.

Working Capital

We manage our working capital by monitoring key metrics principally associated with inventory, accounts receivable, and accounts payable. Our quarterly average inventory days on hand increased to 19 days during the third quarter of 2017 from 17 days during the fourth quarter of 2016;  and our inventory levels increased from $71.7 million at December 31, 2016 to $81.1 million at September 30, 2017, primarily due to the ramp up of production on recently awarded business and favorable foreign exchange.

Our accounts receivable balance increased from $178.3 million as of December 31, 2016 to $272.7 million as of September 30, 2017. The increase reflects the timing of customer payments consistent with normal seasonality and increased accounts receivable related to customer-owned tooling.

Our accounts payable balance increased from $258.1 million as of December 31, 2016 to $300.3 million as of September 30, 2017. The change reflects primarily the increase of trade accounts payable, resulting from the matching of terms with our customers and vendors, and the timing of payments related to capital expenditures and customer-owned tooling.

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

Our working capital is also impacted by our net position in regard to tooling owned by our customers. Tooling costs represent costs incurred by us in the development of new tooling used in the manufacture of our products. Generally, when a customer awards a contract to us, the customer agrees to reimburse us for certain of our tooling costs. As the tooling is developed, we experience cash outflows because we bear the costs and we typically do not receive reimbursement from our customers until the manufacture of the particular program commences. This timing delay causes our working capital to fluctuate between periods due to the timing of the cash inflows and outflows. We define our net tooling position as tooling in progress (see Note 5) plus accounts receivable related to tooling less accounts payable related to tooling. During the nine months of 2017 our net tooling position increased by $21 million from $77 million at December 31, 2016 to $98 million at September 30, 2017. This increase reflects increased net spending on recently awarded programs. We expect the balance of customer-owned tooling will decrease during the fourth quarter of the year, as reimbursements from customers are expected to significantly exceed additional spending on customer-owned tooling.

On September 30, 2017 and December 31, 2016 we had  working capital balances of $57.5 million and $9.4 million, respectively. This increase is related primarily to the increase of our net tooling position.

Sources and Uses of Liquidity

Our available liquidity at September 30, 2017 was $263.7 million, which consisted of $43.6 million of cash on hand, and unutilized borrowing availability under our U.S. and foreign credit facilities of $174.5 million and $45.6 million, respectively. A portion of our cash balance is located at foreign subsidiaries and is presently being used to fund operations at and investment in those locations. As of December 31, 2016 we had available liquidity of $292.2 million.

As of September 30, 2017, we had short-term debt, excluding capital leases, of $37.1 million, of which $27.4 million related to receivables factoring in Europe, $6.1 million related to other borrowings in Europe, and $3.6 million related to current maturities of our Term Loan Credit Facility. On March 7, 2017, the Company amended the Term Loan Credit Agreement by entering into the Third Refinancing Term Loan Amendment and Additional Term Loan Amendment (“Third Term Loan Amendment”), pursuant to which, among other things, the outstanding term loans under the Term Loan Credit Agreement were refinanced in full. There were no additional borrowings associated with this refinancing. The receivables factoring in Europe consists of uncommitted demand facilities, which are subject to termination at the discretion of the banks, although we have not experienced any terminations by the banks. The other borrowings and credit lines in Europe mature during the fourth quarter of 2017, but the Company anticipates these facilities will be renewed and/or replaced by facilities with similar terms.

Pursuant to the Board of Directors’ declaration on October 16, 2015, the Company commenced payment of a quarterly dividend of $0.10 per common share. This dividend was raised to $0.11 per common share on October 21, 2016. During the three and nine months ended September 30, 2017, the Company paid dividends of $2.3 million and $6.8 million, respectively.

On June 17, 2016, the Company announced its Board of Directors’ authorization to repurchase up to $100 million of the Company’s issued and outstanding common stock from time to time in the open market, or in privately negotiated transactions. As of September 30, 2017, 829,648 shares have been purchased under the Repurchase Program at an aggregate cost of $18.9 million with no additional shares being purchased under that program during the nine months ended September 30, 2017.

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

	Nine Months Ended September 30,
	2017	2016
Net cash provided by continuing operating activities	$35.9	$32.4
Cash disbursed for purchases of property, plant, and equipment, net	(76.7)	(73.5)
Free cash flow (1)	$(40.8)	$(41.1)

(1)Net cash disbursed for customer-owned tooling is included in free cash flow. Net cash disbursed for customer-owned tooling during the nine months ended September 30, 2017 and 2016 was $21 million and $52.1 million, respectively.

Free cash flow was negative $40.8 million during the nine months ended September 30, 2017, compared to negative $41.1 million during the nine months ended September 30, 2016.

Debt

As of September 30, 2017, we had outstanding indebtedness, excluding capital lease obligations and net of debt issue cost, of approximately $398.9 million, which consisted of the following:

.9
	•	$357.3 million (net of a $2.4 million original issue discount) indebtedness outstanding under our Term Loan Credit Facility
	•	$16.5 million indebtedness outstanding under our Amended Credit Revolving Facility
	•	$33.5 million of foreign subsidiary indebtedness
	•	Less $8.5 million of debt issue costs netted against our indebtedness

Term Loan Credit Facility

On March 7, 2017, we amended the Term Loan Credit Agreement by entering into the Third Refinancing Term Loan Amendment and Restatement Agreement (“Third Term Loan Amendment”), pursuant to which, among other things, the outstanding term loans under the Term Loan Credit Agreement were refinanced in full. There were no additional borrowing associated with this refinancing. The aggregate principal amount of $358.9 million was outstanding under the Term Loan Credit Agreement upon amendment. The maturity date of the Term Loan Credit Facility is March 7, 2024 and the Term Loans bear interest at (i) the Alternate Base Rate plus a margin of 1.75% or (ii) the Adjusted LIBO Rate (calculated by multiplying the applicable LIBOR rate by a statutory reserve rate) plus a margin of 2.75%.

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

The Fourth Amended Revolving Credit Facility Agreement amended and restated, in its entirety, the Third Amended Revolving Credit Facility Agreement, dated as of September 17, 2014, by and among the Borrower, its domestic affiliate and domestic subsidiary guarantors named therein, and the lenders party thereto, and the Agent. The Fourth Amended Revolving Credit Facility Agreement provides for a cash flow revolving credit facility (the “Amended Revolving Credit Facility”) in the aggregate amount of up to $200 million. The Fourth Amended Revolving Credit Facility Agreement also provides for the issuance of letters of credit in an aggregate amount not to exceed $30 million, provided that the total amount of credit (inclusive of revolving loans and letters of credit) extended under the Fourth Amended Revolving Credit Facility Agreement is subject to an overall cap, on any date, of $200 million. We may request the issuance of Letters of Credit denominated in Dollars or Euros. As of September 30, 2017, we had $16.5 million of borrowings outstanding under our Amended Revolving Credit Facility and $9 million of letters of credit outstanding under the Fourth Amended Revolving Credit Facility Agreement. Thus, we could have borrowed an additional $174.5 million under the Fourth Amended Revolving Credit Facility Agreement as of September 30, 2017, calculated as follows (in millions):

Total Revolving Credit Commitment	$200.0
Borrowings on Amended Revolving Credit Facility	(16.5)
Letter of credit outstanding	(9.0)
Availability on Fourth Amended Revolving Credit Facility Agreement	$174.5

Advances under the Amended Revolving Credit Facility bear interest at an alternate base rate plus a base rate margin or LIBOR plus a Eurodollar margin. The applicable margins are determined by the Company’s Total Net Leverage Ratio (as defined in the Fourth Amended Revolving Credit Facility Agreement). As of September 30, 2017, the applicable margins were 1.50% per annum and 2.50% per annum for base rate and LIBOR based borrowings, respectively, resulting in a weighted average interest rate of 4.54%. Borrowings outstanding under our Amended Revolving Credit Facility may vary significantly from time to time, depending on our cash needs at any given time. Our Amended Revolving Credit Facility matures on March 7, 2022.

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

As of September 30, 2017, we were in compliance with the financial covenants that govern our credit agreements.

Foreign Subsidiary Indebtedness

Our foreign subsidiary indebtedness consists primarily of borrowings in Europe, receivables factoring and credit line in Europe, which is described above.

Capital and Operating Leases

We maintain capital leases primarily for a manufacturing facility and certain manufacturing equipment. We have several operating leases, including leases for office and manufacturing facilities, as well as certain equipment, with lease terms expiring between the years 2018 and 2026. As of September 30, 2017, our total future operating lease payments amounts to $166.1 million and the present value of minimum lease payments under our capital leases amounted to $5.7 million. See Note 17 of the notes to the Company’s Condensed Consolidated Financial Statements.

As of December 31, 2016, our total future operating lease payments amounted to $162.9 million and the present value of minimum lease payments under our capital leases amounted to $5.8 million. The increase in total future operating lease payments between December 31, 2016 and September 30, 2017 principally reflects new leases in 2017 offset partially by rental payments on leases for manufacturing facilities and equipment.

Off-Balance Sheet Obligations

In addition to the operating leases described above, our off-balance sheet obligations consist of obligations under our Fourth Amended Revolving Credit Facility. As of September 30, 2017, letters of credit outstanding were $9 million under the Fourth Amended Revolving Credit Facility.

Net Debt

Net debt is a non-GAAP financial measure that represents total debt less cash and cash equivalents. We believe that the presentation of net debt provides useful information because we understand that our investors perceive net debt as part of the management of our overall liquidity, financial flexibility, capital structure and leverage.  Furthermore, certain debt rating agencies, creditors and credit analysts monitor our net debt as part of their assessments of our business. Net debt is used by management to help assess our exposure to its funding sources and to evaluate future needs for additional liquidity. Our use of the term “net debt” should not be understood to mean that we will use any cash on hand to repay debt. Net debt is calculated as follows (in millions):

	As of September 30, 2017	As of December 31, 2016
Total debt, including capital leases and net of debt issue costs	$404.6	$390.3
Less: Cash and cash equivalents	(43.6)	(62.8)
Net debt	$361.0	$327.5

As of September 30, 2017, our net debt was $361 million, compared to $327.5 million as of December 31, 2016. The $33.5 million change reflects primarily negative free cash flow for the period and costs related to our debt refinancing, offset partially by proceeds received from the sale of our joint venture in China.

Disclosure Regarding Forward-Looking Statements

This report contains statements which constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including but not limited to statements relating to trends in the operations, financial results, business and products of our Company, and anticipated production trends. The forward-looking statements can be identified by words such as “anticipate”, “believe”, “plan”, “estimate”, “expect”, “intend”, “project”, and other similar expressions and statements regarding our intent, belief, current plans, or expectations. Our forward looking statements also include, without limitation, statements regarding our anticipated future financial condition, operating results, free cash flows, net debt leverage, Adjusted EBITDA, and business and financing plans and models. Forward-looking statements are made as of the date of this report and are based upon management’s current expectations and beliefs concerning future developments and their potential effects on us. Such forward-looking statements are not guarantees of future performance. The following important factors, as well as those important factors described elsewhere in this report or in our Annual Report on Form 10-K for the year ended December 31, 2016, could cause our actual results to differ materially from estimates or expectations reflected in such forward-looking statements:

•	global automobile production volumes;

•	the financial condition of our customers and suppliers;

•	our ability to make scheduled payments of principal or interest on our indebtedness and comply with the covenants and restrictions contained in the instruments governing our indebtedness;

•	our ability to refinance our indebtedness;

•	risks associated with non-U.S. operations, including foreign exchange risks and economic uncertainty in some regions;

•	any increase in the expense and funding requirements of our pension and postretirement benefits;

•	our customers’ ability to obtain equity and debt financing for their businesses;

•	our dependence on our large customers;

•	pricing pressure from our customers;

•	our ability to integrate acquired businesses;

•	our ability to take advantage of emerging secular trends relating to lightweighting; outsourcing, and replacement;

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

Interest Rate Risk

At September 30, 2017, we had total debt, excluding capital leases, of $398.9 million (net of a $2.4 million discount and $8.5 million of debt issue cost), consisting of variable rate debt of $206.7 million (52%) and fixed rate debt of $192.2 million (48%), and taking into account our $186.1 million variable rate to fixed rate swap. Assuming no changes in the monthly average variable rate debt levels of $241 million for the nine months ended September 30, 2017, we estimate that a hypothetical change of 100 basis points in the LIBOR and alternative base rate would not have a significant impact on interest expense due to the LIBOR floor in our Term Loan.

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

On August 31, 2017, the Company amended certain of its $200 million variable rate to fixed rate interest rate swaps, for a portion of the Company’s Term Loan, entered into on March 7, 2017. The U.S. dollar notional amount remained the same at $186.1 million, the fixed interest rate was changed from 5.628% to 5.878% per annum for certain swaps, and the maturity date remained at March 7, 2024. The fair value of the swap will fluctuate with changes in interest rates.

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

Our strategy for managing currency risk relies primarily upon conducting business in a foreign country in that country’s currency. We may, from time to time, also participate in hedging programs intended to reduce our exposure to currency fluctuations. We believe that the effect of a 100 basis point movement in foreign currency rates against the U.S. dollar would not have materially impacted the results of our operations, our cash flows, or our stockholders’ equity for the nine months ended September 30, 2017.

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

Item 4. Controls  and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), management, with the participation of the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2017. Based upon that evaluation, the CEO and the CFO have concluded that, as of September 30, 2017, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting that occurred during the quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1A. Risk Factors.

There have been no material changes in our risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities

The following table presents information regarding shares of our common stock repurchased during each month in the quarter ended September 30, 2017.

				Total Number of
				Shares (or Units)	Dollar Value of
			Weighted	Purchased as Part	Shares that May
	Total Number of		Average Price	of Publicly	Yet Be Purchased
	Shares (or Units)		Paid per Share	Announced Plan	Under Plan or
Period	Purchased		(or Unit) (1)	or Program	Program (2)
July 1 to July 31, 2017	-		$-	-	$81,056,732
August 1 to August 31, 2017	20		$23.50	-	$81,056,732
September 1 to September 30, 2017	-		$-	-	$81,056,732
Total	20	(3)	$-	-

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

Item 6. Exhibits.

10.1†	Separation and General Release Agreement, dated as of August 7, 2017, between Tower Automotive Operations USA I, LLC and William Cook

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer

32.1	Section 1350 Certification of the Chief Executive Officer *

32.2	Section 1350 Certification of the Chief Financial Officer *

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Scheme Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†Management contract or compensatory plan or arrangement

*Furnished, not filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tower International, Inc.

Date: October 30, 2017	/s/ Jeffrey Kersten
Jeffrey Kersten
Chief Financial Officer