Form 10-K
period 2017-12-31
Tower International, Inc.
filed 2018-02-28
CIK 1485469

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:	Commission file number:
December 31, 2017	001-34903

TOWER INTERNATIONAL, INC.

(Exact name of Registrant as specified in its charter)

Delaware	27-3679414
(State of Incorporation)	(IRS Employer Identification Number)
17672 Laurel Park Drive North, Suite 400 E	48152
Livonia, Michigan	(Zip Code)
(Address of Principal Executive Offices)

Registrant's telephone number, including area code:    (248) 675-6000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15d of the Act.  Yes ☐    No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒        No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐       Accelerated filer  ☒        Non-accelerated filer  ☐      Smaller reporting company   ☐     Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒

       The aggregate market value of the common stock held by non-affiliates of the registrant, computed by reference to the closing price of the common stock as of the closing of trading on June 30, 2017, was approximately $439,942,031.

       There were 20,542,397 shares of the registrant’s common stock outstanding at February 21, 2018.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions, as expressly described in this report, of the Registrant’s Proxy Statement for the 2018 Annual Meeting of Stockholders are incorporated by reference into Part III.

TOWER INTERNATIONAL, INC. – FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017

PART I

Item 1.    Business

Our Company

We are a leading global manufacturer of engineered automotive structural metal components and assemblies primarily serving original equipment manufacturers (“OEMs”). We offer our automotive customers a broad product portfolio, supplying body-structure stampings, frame and other chassis structures, and complex welded assemblies for small and large cars, crossovers, pickups, and sport utility vehicles.

Our products are manufactured at 23 facilities, strategically located near our customers in North America and Europe. We support our manufacturing operations through six engineering and sales locations around the world. We are a disciplined, process-driven company with an experienced management team that has a history of implementing sustainable operational improvements. For the year ended December 31, 2017,  in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”), we generated revenues of $2 billion and net income attributable to Tower International, Inc. (the “Company”) of $47.6 million. In addition, we had Adjusted EBITDA of $209.7 million and an Adjusted EBITDA margin of 10.5% for the year ended December 31, 2017.  (Item 7 of this Annual Report includes a discussion of Adjusted EBITDA as a non-GAAP measure).

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

Sale of China Joint Ventures

On December 6, 2015, the Company completed the sale of its equity interest in its Xiangtan DIT Automotive Products Co. Ltd. (“Xiangtan”) joint venture. The sale agreement provided for the repayment of $9.9 million of the Company’s shareholder loans to the joint venture, and the purchase of the Company’s equity in the joint venture for $3.5 million, net of tax.

On December 31, 2015, the Company completed the sale of its equity interest in its Changchun Tower Golden Ring Automotive Products Co., Ltd. (“TGR”) joint venture. The sale agreement provided for the purchase of the Company’s equity in the joint venture for $29.4 million, and the payment of a dividend of $14.8 million, net of tax.

In October of 2016, the Company entered into an agreement to sell its joint venture in Wuhu, China: Tower Automotive Company, Ltd. (“Wuhu”). The sale agreement provided for the purchase of the Company’s equity in the joint venture for approximately $21 million, net of tax. The Company received proceeds of $4.5 million in the fourth quarter of 2016. On May 9, 2017, the Company completed the sale of its equity interest in Wuhu. During the second quarter of 2017, the Company received total net proceeds of $15.9 million related to the sale, which resulted in a total sales price that was less than the carrying value of the net assets of Wuhu. In addition, the Company incurred certain transaction related costs; therefore, a net loss of $2.6 million was recorded in the second quarter of 2017.

Xiangtan, TGR, and Wuhu have been presented as discontinued operations in the Company’s Consolidated Financial Statements, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 205, Discontinued Operations.

Also, in October of 2016, the Company entered into an agreement to sell its joint venture in Ningbo, China: Tower DIT Automotive Products Co., Ltd. (“Ningbo”). The agreement is subject to Chinese government approval. The sale agreement provides for purchase of the Company’s equity in the joint venture for approximately $4 million, net of tax. The Company anticipates that this transaction will close in the first quarter of 2018.

As of December 31, 2017, our China joint venture in Ningbo has been presented as discontinued operations, and is considered held for sale in accordance with FASB ASC No. 360, Property, Plant, and Equipment, and FASB ASC No. 205, Discontinued Operations.

Brazil Discontinued Operation

On December 21, 2015, the Company sold one of its two operations in Brazil. Net cash proceeds from this sale were $9.5 million.   During the second quarter of 2016, the Company’s Board of Directors approved a plan to sell the Company’s remaining business operations in Brazil. At December 31, 2017, the remaining Brazilian business operations are considered held for sale in accordance with FASB ASC No. 360, Property, Plant, and Equipment, and presented as discontinued operations in the Consolidated Financial Statements, in accordance with FASB ASC No. 205, Discontinued Operations.

Our Industry

We believe OEMs produce a majority of their structural metal components and assemblies internally. While OEM policies differ and may be especially impacted by their own capacity utilization, the capital expenditures associated with internal production of the types of parts and assemblies Tower manufactures can be substantial. As fuel efficiency and emissions regulations tighten globally, the continued lightweighting and electrification of vehicles is expected. Due to the capital investment and fixed cost requirements for the OEMs related to these trends as well as the evolution toward autonomous vehicles, we believe that longer term, OEMs will outsource a greater proportion of their stamping requirements and we may benefit from this shift. We also believe that our products are relatively agnostic to vehicle autonomy because the stampings and assemblies we produce are critical to the structural integrity of a vehicle and not dependent upon the powertrain or how vehicles are driven. In addition, we believe OEMs will increasingly favor larger, more capable, financially strong regional suppliers. Given our manufacturing, engineering, and operational program management capabilities, we believe we are particularly well-positioned in North America and Europe to take advantage of these potential opportunities.

Our Strategy

We seek to:

•	Execute a business model that generates sustainable ongoing free cash flow, providing flexibility for capital allocation and resilience during cyclical downturns;
•	Achieve organic growth above industry levels through strong competitive capabilities in engineering, manufacturing, and program management that contribute to leading positions in cost and quality;
•	Opportunistically pursue accretive acquisitions;
•	Achieve and maintain appropriate net debt leverage of about 1 times Adjusted EBITDA, which we consider to be integral to a financially strong and capable automotive parts supplier;
•	Return capital to shareholders through regular growing dividends, stock repurchases and, when appropriate, other actions; and
•	Manage risk through financial discipline.

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

Achieve Organic Growth Above Industry and Opportunistically Pursue Accretive Acquisitions

We have demonstrated the ability to win significant net new business from our customers from a combination of share gains from competitors via conquest wins and OEM outsourcing. In addition, the increased use of aluminum, higher strength steels and hot forming (i.e., “light weighting”) with complex joining technologies is providing us with higher value-add opportunities. We believe our ability to win new business at a return in excess of our cost of capital is a direct reflection of our core engineering strength, competitive cost and quality, and proven ability to manage complex new-model launches for OEM customers. We use processes such as Lean Six Sigma, labor best practices standardization, and advanced product quality planning (“APQP”) to drive productivity and quality while managing new programs on time and on budget.

We believe Tower is positioned for organic growth well above industry from 2018 through at least 2020 as a result of major new business awards primarily in North America that are anticipated to provide approximately $350 million of annual ongoing net revenue.  We also believe there can be future upside growth opportunities from accretive acquisitions. Our projections regarding future performance constitute forward-looking statements. For information regarding the risks associated with forward looking statements, see “Disclosure Regarding Forward-Looking Statements.”

Achieve and Maintain Appropriate Leverage

Achieving and maintaining net debt leverage (defined as total debt less cash and cash equivalents divided by annual Adjusted EBITDA) at our target of 1 times Adjusted EBITDA is an important business priority for optimizing cost of capital and maintaining appropriate financial strength. As of December 31, 2017,  our net debt was $263.1 million, representing net debt leverage of 1.3 times. (Item 7 of this Annual Report includes a discussion of net debt as a non-GAAP measure).

During the last two years, we have entered into operating leases to fund a portion of the capital expenditures necessary to achieve growth above industry average. We believe that these operating leases provide a diversified capital source for financing capital expenditures at competitive rates. These leasing arrangements bear a weighted average fixed interest rate of 5.4%. As of December 31, 2017, the effective interest rate on our Term Loan Credit Facility (the “Term Loan”) was 4.2%.

Beginning in 2019, FASB ASC No. 842, Leases, will change the financial reporting for leases. Certain of our manufacturing equipment leases currently classified as operating leases will be considered financing leases under the new standard. As a result, we will be required to record a right of use asset as additional property, plant, and equipment and the associated liability as lease debt.

As of December 31, 2017, the associated liability from these leases would have been approximately $72 million. Including our net debt of $263.1 million, our pro-forma leverage including these leases represents net debt leverage of 1.6 times.

In addition, we have numerous real estate and equipment leases currently classified as operating that we believe will continue to be classified as operating under the new standard. We expect that the right of use assets and liabilities associated with these leases will be material, but have not yet quantified the total balance sheet impact for these leases.

Return Capital to Shareholders

With our long-term leverage target in sight, we have begun returning capital to shareholders. In the fourth quarter of 2017, Tower raised its regular quarterly dividend per common share by 9%. In addition, on June 17, 2016, the Company announced its Board of Directors’ authorization to repurchase up to $100 million of the Company’s issued and outstanding common stock from time to time in the open market, or in privately negotiated transactions (the “Repurchase Program”). As of December 31, 2017, 829,648 shares have been purchased for $18.9 million under the Repurchase Program.

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

Customer and Vehicle Portfolio

We believe we have a well-diversified customer mix, as six different OEMs individually accounted for 5% or more of our revenues in 2017. The following table summarizes our customer mix as a percent of revenues for the year ended December 31, 2017.

Customer
Ford	35%
Fiat - Chrysler	20%
Volkswagen Group	11%
Nissan	10%
Volvo	7%
Toyota	5%
Daimler	4%
BMW	3%
Honda	1%
Other	4%
Total	100%

Geographic Regions

The following table summarizes our geographic mix as a percent of revenues for the year ended December 31, 2017.

Region
North America	67%
Europe	33%
Total	100%

Platform Diversification

We supply products for approximately 130 vehicle models globally to 11 of the 12 largest global OEMs, reflecting the balanced portfolio approach of our business model and the breadth of our product capabilities. The following table summarizes our vehicle platform mix as a percent of revenues for the year ended December 31, 2017.

Vehicle Platform
SUV	38%
Pickup	22%
Small Car	16%
Van	9%
Large Car	8%
MPV	2%
All Other	5%
Total	100%

In North America, SUV and Pickup accounted for 45% and 34% of revenues, respectively, for the year ended December 31, 2017.

IHS Automotive® (“IHS”) Global Sales Sub-Segment and Global Production Segment include the following references:

•	“SUV” refers to Global Sales Sub-Segment "SUV" (sport-utility vehicles);
•	“Pickup” refers to Global Sales Sub-Segment "PUP” (pickup trucks);
•	“Small car” refers to Global Sales Sub-Segment and Global Production Segment (A-C Segment);
•	“Van” refers to Global Sales Sub-Segment "Van";
•	“Large car” refers to Global Sales Sub-Segment and Global Production Segment (D-E Segment);
•	“MPV” refers to Global Sales Sub-Segment "MPV" (multi-purpose vehicles);
•	“All Other” refers to Heavy truck, Non-Auto (Racks), Offload, Service, and Other (primarily Tier 2)

The reports prepared by IHS referred to in this Annual Report are subscription-based. All references in this report to historical industry production volumes, projections, estimates, or other data attributable to IHS, are based on data available from the IHS January 2018 forecast.

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

Product mix

We believe we have a diversified product group mix, as each of our product groups individually accounted for 20% or more of our revenues in 2017. The following table summarizes our product group mix as a percent of revenues for the year ended December 31, 2017:

Product Group
Body structures and assemblies	51%
Complex body-in-white assemblies	26%
Chassis and lower vehicle structures	23%
Total	100%

The following table presents the major vehicle models for which we supply products:

OEM	Models	Product Type
North America
Ford	Econoline	Frame Assembly
	Explorer	Complex Assembly
	Expedition/Navigator	Body Structures
	F-Series	Frame Assembly & Body Structures
	Focus	Body Structures
	Taurus/MKS	Complex Assembly
	Escape	Body Structures & Complex Assembly

Chrysler	Caravan	Body Structures
	Grand Cherokee/Durango	Body Structures
	Wrangler	Frame Assembly
	Cherokee	Body Structures
	Ram Pickup	Body Structures

Nissan	Frontier	Body Structures & Frame Assembly
	NV Series	Frame Assembly
	Titan	Frame Assembly
	Altima	Body Structures

Toyota	Camry	Body Structures
	Corolla	Body Structures
	Tacoma	Body Structures
	Tundra	Body Structures

Europe
Volvo	V40	Complex Assembly
	XC60	Body Structures

VW	Touareg	Body Structures & Complex Assembly
	Caddy Van	Body Structures
	Citigo/Mii/Up!	Body Structures
	Octavia	Body Structures
	Superb	Body Structures
	Fabia	Body Structures
	Ateca	Body Structures
	Kodiaq	Body Structures
	Touran	Body Structures

Porsche	Macan	Body Structures
	Cayenne	Body Structures & Complex Assembly

BMW	1/3 Series	Body Structures

Daimler	Sprinter	Body Structures & Complex Assembly

Fiat	500	Body Structures
	500X	Body Structures

	Ducato	Body Structures
	Giulietta	Body Structures
	Giulia	Body Structures
	Punto	Body Structures
	Renegade	Body Structures
	Stelvio	Body Structures

Opel	Astra	Body Structures

International Operations

We have significant manufacturing operations outside the United States, including Europe and Mexico. In 2017,  36% of our revenues originated outside the United States. For information regarding potential risks associated with our international operations, see Risk Factors Relating to Our Industry and Our Business — “Our substantial international operations make us vulnerable to risks associated with doing business in foreign countries”. See Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 14 to our Consolidated Financial Statements for further information regarding our international operations.

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

Our hot forming technology provides customers with ultra-high strength steels (“UHSS”) for automotive body structures. Demand for UHSS is increasing to allow conformance to additional regulatory requirements for fuel economy – through mass reduction – while maintaining vehicle safety.

We focus on achieving superior product quality at the lowest operating costs possible and concentrate on improving our manufacturing processes to drive out inefficiencies. We seek to continually improve our processes through efforts to improve our cost competitiveness and achieve higher quality.

We are committed to sustaining Lean Six Sigma principles throughout our manufacturing processes and as of December 31, 2017, we employed 92 certified black belts. We utilize Lean Six Sigma principles to increase the efficiency of our operations and to reduce operating costs, thereby improving our cost competitiveness. We have accomplished efficiency improvements, while at the same time improving our quality.

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

Joint Ventures

In the fourth quarter of 2016, we entered into agreements in principle to sell our two remaining joint ventures in China: Wuhu and Ningbo. As of December 31, 2017, we had completed the sale of Wuhu and expect to complete the sale of Ningbo during the first quarter of 2018.

Employees

As of December 31, 2017, we had approximately 7,600 employees worldwide, of whom approximately 4,400 were covered under collective bargaining agreements that expire at various times. We are not aware of any significant work stoppages since the formation of Tower Automotive Inc., our predecessor (the “Predecessor Company”), in 1993. A prolonged strike or slow-down by one of our unions could have a material adverse effect on our business. We believe that our relations with our employees are satisfactory.

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

Disclosure Regarding Forward-Looking Statements

This Annual Report contains statements which constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including, but not limited to, statements relating to trends in the operations, financial results, business and products of our Company, and anticipated production trends. The forward-looking statements can be identified by words such as “anticipate”, “believe”, “plan”, “estimate”, “expect”, “intend”, “project”, as well as other similar expressions and statements regarding our intent, belief, current plans, or expectations. Our forward looking statements also include, without limitation, statements regarding our anticipated future financial condition, operating results, free cash flows, adjusted free cash flows, net debt leverage, Adjusted EBITDA, and business and financing plans and models. Forward-looking statements are made as of the date of this report and are based upon management’s current expectations and beliefs concerning future developments and their potential effects on us. Such forward-looking statements are not guarantees of future performance. The following important factors, as well as those important factors described elsewhere in this Annual Report, including the matters set forth under the captions entitled “Risk Factors” and “Quantitative and Qualitative Disclosures About Market Risk”, could cause our actual results to differ materially from estimates or expectations reflected in such forward-looking statements:

•	global automobile production volumes;

•	the financial condition of our customers and suppliers;

•	our ability to make scheduled payments of principal or interest on our indebtedness and comply with the covenants and restrictions contained in the instruments governing our indebtedness;

•	our ability to refinance our indebtedness;

•	risks associated with non-U.S. operations, including foreign exchange risks and economic uncertainty in some regions;

•	any increase in the expense and funding requirements of our pension and postretirement benefits;

•	our customers’ ability to obtain equity and debt financing for their businesses;

•	our dependence on our largest customers;

•	pricing pressure from our customers;

•	our ability to integrate acquired businesses;

•	our ability to take advantage of emerging secular trends relating to lightweighting, outsourcing, replacement, electrification, and autonomous vehicles;

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

Typically, it takes two to three years from the time a manufacturer awards a program until the program is launched and production begins. In many cases, we must commit substantial resources in preparation for production under awarded customer business well in advance of the customer’s production start date. We cannot provide assurance that our results of operations will not be materially adversely affected in the future if we are unable to recover these types of pre-production costs related to our customers’ cancellation of awarded business or if projected volumes are not attained.

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

Our international operations include manufacturing facilities in Europe and Mexico. For the year ended December 31, 2017,  approximately 36% of our revenues were derived from operations outside the United States. Our international operations are subject to various risks that could have a material adverse effect on those operations and our business as a whole, including, but not limited to, exposure to the following in certain locations:

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

Our customers are major vehicle manufacturers. During 2017,  our largest volume customers, Ford, Fiat-Chrysler, Volkswagen Group, Nissan, Volvo, and Toyota accounted for 35%,  20%,  11%,  10%,  7%, and 5% of our revenues, respectively. The loss of all or a substantial portion of our sales to any of our large-volume customers could have a material adverse effect on our business, financial condition, results of operations, and cash flows by reducing cash flows and limiting our ability to spread our fixed costs over a larger revenue base. A variety of reasons could lead to a reduction of sales to our customers, including, but not limited to:

•	loss of awarded business;

•	reduced or delayed customer requirements;

•	OEMs’ choosing to insource business that has been traditionally outsourced to us;

•	strikes or other work stoppages affecting customer production; or

•	reduced demand for our customers’ products.

Foreign exchange rate fluctuations could cause a decline in our financial condition, results of operations, and cash flows.

We generate a significant portion of our revenues and incur a significant portion of our expenses in currencies other than the U.S. dollar, primarily the Euro. Appreciation of the U.S. dollar against these foreign currencies will generally have an adverse effect on our reported sales and profits, while depreciation of the U.S. dollar against these foreign currencies will generally have a positive effect on reported revenues and profits.

We may use a combination of natural hedging techniques and financial derivatives to protect against certain foreign currency exchange rate risks (see Note 8 of our Consolidated Financial Statements for further information relating to our swaps). Such hedging activities may be ineffective or may not offset more than a portion of the adverse financial effect resulting from foreign currency variations. The gains or losses associated with hedging activities may adversely affect our results of operations.

The Trump Administration could make substantial changes to regulatory, fiscal, trade, and other policies that could adversely affect our business.

The Trump Administration has called for substantial changes to regulatory, fiscal and other policies, which may include significant changes to trade agreements currently in effect. We cannot predict the impact, if any, of these changes to our business. However, it is possible that these changes could adversely affect our business. It is likely that some policies adopted by the administration will benefit us and others will negatively affect us. Until we know what new changes are enacted, we will not know whether in total we benefit from, or are negatively affected by such changes.

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

Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. GAAP requires that goodwill be periodically evaluated for impairment based upon the fair value of the reporting unit. As of December 31, 2017, we had $63.7 million of goodwill that could be subject to impairment. Declines in our profitability or the value of comparable companies may impact the fair value of our reporting units, which could result in a write-down of goodwill and a reduction of net income.

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

As of December 31, 2017, our total debt, including capital lease obligations and net of debt issue costs,  was $386.8 million. That indebtedness could:

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

Our primary debt instrument is the Term Loan Credit Facility which bears interest at (i) the Alternate Base Rate plus a margin of 1.75% or (ii) the Adjusted LIBO Rate (calculated by multiplying the applicable LIBOR by a statutory reserve rate, with a floor of 1.00%) plus a margin of 2.75%. As of December 31, 2017, the balance on the term loan was $356.5 million (net of a $2.3 million discount). If the LIBOR rates increase in excess of 1%, we will incur higher debt service requirements, which could adversely affect our cash flow and operating results. While we periodically enter into agreements designed to limit our exposure to higher interest rates, any such agreements do not offer complete protection from this risk.

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

As of December 31, 2017, we had $386.8 million (net of $8.2 million debt issue costs) of secured debt. Substantially all of our subsidiaries’ assets are pledged as collateral for our borrowings under our secured financing arrangements. Most of our domestic subsidiaries are either primary obligors or guarantors under a secured financing arrangement. Substantially all of our domestic subsidiaries’ assets are pledged as collateral for these obligations. If we are unable to repay all secured borrowings when due, whether at maturity or if declared due and payable following a default, the agent or the lenders, as applicable, would have the right to proceed against the collateral pledged to secure the indebtedness and may sell the assets pledged as collateral in order to repay those borrowings, which could have a material adverse effect on our businesses, financial condition, results of operations, and cash flows.

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

Sales of substantial amounts of our common stock in the public market, or the perception that these sales may occur, could adversely affect the price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. Our certificate of incorporation authorizes us to issue up to 350,000,000 shares of common stock and as of February 21, 2018 we had 20,542,397 shares of common stock outstanding.

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

The following table sets forth selected information regarding each of our facilities:

Facility	Country	Description of Use	Square Feet	Ownership
U.S. Locations
Auburn, Indiana	United States	Manufacturing	162,800	Leased
Bardstown, Kentucky (2 locations)	United States	Manufacturing	519,000	Owned/Leased(1)
Bellevue, Ohio (2 locations)	United States	Manufacturing	377,450	Owned
Bluffton, Ohio	United States	Manufacturing	196,200	Leased
Chicago, Illinois	United States	Manufacturing	412,800	Leased
Clinton Township, Michigan	United States	Manufacturing	392,300	Leased
Elkton, Michigan	United States	Manufacturing	1,100,000	Owned
Grand Rapids, Michigan	United States	Office	5,900	Leased
Fountain Inn, South Carolina	United States	Manufacturing	264,385	Leased
Livonia, Michigan	United States	Corporate Office/ Technical Center	76,300	Leased
Madison, Mississippi	United States	Manufacturing	270,000	Leased
Meridian, Mississippi	United States	Manufacturing	420,000	Leased
Plymouth, Michigan	United States	Manufacturing	315,133	Leased
Shepherdsville, Kentucky	United States	Manufacturing	311,878	Leased
Non-U.S. Locations
Mexico City (4 locations)	Mexico	Manufacturing	192,663	Leased
Gent	Belgium	Manufacturing	346,700	Leased
Neprevazka	Czech Republic	Manufacturing	69,200	Leased
Artern	Germany	Manufacturing	164,600	Owned
Buchholz	Germany	Manufacturing	79,900	Owned
Duisburg	Germany	Manufacturing	116,700	Owned
Kaarst	Germany	Office	3,300	Leased
Cologne	Germany	Corporate Office/ Technical Center	32,530	Leased
Zwickau	Germany	Manufacturing	535,095	Owned/Leased(1)
Caserta	Italy	Manufacturing	262,500	Owned
Melfi	Italy	Manufacturing	73,600	Owned
Turin	Italy	Technical Center	23,100	Leased
Opole	Poland	Manufacturing	146,000	Owned/Leased(1)
Malacky	Slovakia	Manufacturing	542,500	Owned
Shanghai	China	Corporate Office/ Technical Center	475	Leased
Hyderabad	India	Technical Center	8,700	Leased
Yokohama	Japan	Technical Center	2,500	Leased
Aruja(2)	Brazil	Manufacturing/ Technical Center	334,880	Owned

(1)	Facility consists of two buildings—one building is leased and one building is owned.
(2)	Facility is part of our held for sale operations.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information — Our common stock trades on the New York Stock Exchange under the symbol “TOWR”. As of February 21, 2018, we had 20,542,397 shares of common stock ($0.01 par value) outstanding, 5,028 beneficial shareholders, and two holders of record of our common stock. The transfer agent and registrar for our common stock is Broadridge Financial Solutions, Inc.

The following table presents the reported high and low closing prices per share of our common stock during 2017 and 2016:

	2017		2016
High and Low Closing Prices per Share	High Price	Low Price	High Price	Low Price
Fourth Quarter	$33.05	$27.45	$28.95	$20.95
Third Quarter	27.45	21.55	24.79	19.69
Second Quarter	27.90	21.10	28.20	18.89
First Quarter	28.75	24.75	27.67	20.26

Performance Graph — The following chart shows the cumulative total stockholder return for our common stock from December 31, 2012 to December 31, 2017. The graph also shows the cumulative returns of the S&P 500 Index and the S&P Supercomposite Auto Parts and Equipment Index. The comparison assumes $100 was invested on December 31, 2012. Each of the indices shown assumes that all dividends paid were reinvested.

	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017
Tower International, Inc.	$100.00	$265.84	317.39	356.19	359.98	$379.50
S&P 500	100.00	129.60	144.36	156.03	174.68	187.47
S&P 500 Supercomposite Auto Parts and Equipment Index	100.00	162.39	165.65	162.54	171.47	204.99

Dividends

The following table presents information regarding our quarterly dividends per common share.

Declaration Date	Cash Amount	Record Date	Payment Date
2017
October 20, 2017	$0.12	November 10, 2017	December 8, 2017
July 21, 2017	0.11	August 10, 2017	September 8, 2017
April 21, 2017	0.11	May 10, 2017	June 9, 2017
January 27, 2017	0.11	February 10, 2017	February 28, 2017
2016
October 21, 2016	0.11	November 10, 2016	December 9, 2016
July 22, 2016	0.10	August 10, 2016	September 9, 2016
April 22, 2016	0.10	May 10, 2016	June 10, 2016
January 29, 2016	0.10	February 10, 2016	February 29, 2016
2015
October 16, 2015	0.10	November 10, 2015	December 10, 2015

The payment of future quarterly dividends is subject to the discretion of our Board of Directors and depends on various factors, including our net earnings, financial condition, cash requirements, future prospects, and other factors that our Board of Directors deems relevant to its analysis and decision making.

Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities

The following table presents information regarding shares of our common stock repurchased during the fourth quarter of 2017.

			Total Number of
			Shares (or Units)	Dollar Value of
		Weighted	Purchased as Part	Shares that May
	Total Number of	Average Price	of Publicly	Yet Be Purchased
	Shares (or Units)	Paid per Share	Announced Plan	Under Plan or
Period	Purchased	(or Unit)	or Program	Program (1)
October 1 to October 31, 2017	-	$-	-	$81,056,732
November 1 to November 30, 2017	-	$-	-	$81,056,732
December 1 to December 31, 2017	-	$-	-	$81,056,732
Total	-	$-	-

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

Item 6.    Selected Financial Data

The following tables set forth selected consolidated balance sheet data as of December 31, 2017 and 2016 and selected consolidated statement of operations data for the years ended December 31, 2017,  2016, and 2015, which have been derived from our audited Consolidated Financial Statements and related notes that are included in this Annual Report. The selected consolidated balance sheet data as of December 31, 2015, 2014, and 2013 and the selected consolidated statement of operations data for the years ended December 2014 and 2013 set forth below, have been derived from previously filed audited consolidated financial statements that are not presented in this Annual Report. As with our Consolidated Financial Statements for the years ended December 31, 2017,  2016, and 2015, we adjusted the information in the consolidated financial statements for the years ended December 31, 2014 and 2013, where appropriate, to account for discontinued operations.

You should read the following selected historical consolidated financial data in conjunction with the more detailed information contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations and our Consolidated Financial Statements and the related notes that we have presented elsewhere in this Annual Report.

	2017	2016	2015	2014	2013
	(in millions except share and per share data)
Statements of Operations Data:
Revenues	$1,988.0	$1,913.6	$1,796.1	$1,838.1	$1,722.1
Cost of sales (a)	1,743.5	1,675.2	1,578.2	1,622.3	1,510.5
Gross profit	244.5	238.4	217.9	215.8	211.5
Gross profit margin	12.3%	12.5%	12.1%	11.7%	12.3%
Selling, general, and administrative expenses (b)	$118.1	$131.6	$124.5	$123.6	$122.8
Amortization expense	0.4	0.4	0.2	1.2	2.1
Restructuring and asset impairment charges, net	10.7	5.4	7.8	11.4	20.4
Operating income	115.3	101.0	85.4	79.6	66.2
Operating income margin	5.8%	5.3%	4.8%	4.3%	3.8%
Interest expense, net	$13.4	$21.0	$23.7	$31.0	$48.8
Other expense (b)	0.6	6.5	-	0.1	48.4
Income before provision for income taxes (c) (d)	101.3	73.5	61.7	48.5	(31.0)
Provision / (benefit) for income taxes	55.4	17.2	(123.8)	7.3	(2.9)
Income / (loss) from continuing operations	45.9	56.3	185.5	41.2	(28.1)
Income / (loss) from discontinued operations,
net of tax (e)	1.9	(17.0)	10.3	(14.1)	12.1
Net income / (loss)	47.7	39.3	195.8	27.1	(16.1)
Net income attributable to the noncontrolling interests	0.1	0.7	1.7	5.6	4.2
Net income / (loss) attributable to Tower International, Inc.	$47.6	$38.6	$194.1	$21.5	$(20.3)

Basic income / (loss) per share:
Income / (loss) per share from continuing operations	$2.23	$2.66	$8.71	$1.72	$(1.59)
Income / (loss) per share from discontinued operations	0.09	(0.82)	0.49	(0.68)	0.59
Net income / (loss) attributable to Tower International, Inc. per share	2.32	1.85	9.20	1.04	(0.99)
Weighted average basic shares outstanding (in thousands)	20,499	20,864	21,093	20,662	20,387

Diluted income / (loss) per share:
Income / (loss) per share from continuing operations	$2.20	$2.62	$8.58	$1.67	$(1.59)
Income / (loss) per share from discontinued operations	0.09	(0.80)	0.48	(0.66)	0.59
Net income / (loss) attributable to Tower International, Inc. per share	2.29	1.82	9.06	1.01	(0.99)
Weighted average diluted shares outstanding (in thousands)	20,829	21,222	21,408	21,391	20,387

Dividends declared per share	$0.45	$0.41	$0.10	$-	$-

Balance Sheets Data:
Cash and cash equivalents	$123.7	$62.8	$121.6	$132.7	$123.3
Total assets (f)	1,260.1	1,162.5	1,215.5	1,165.2	1,163.8

Total debt (f) (g)	386.8	390.3	444.6	475.4	465.5
Total stockholders' equity	269.9	213.9	206.7	99.8	136.9

(a)	During the years ended December 31, 2016, 2015 and 2014, non-cash actuarial pension losses of $8.3 million, $9.1 million and $4.2 million, respectively, were recorded.
(b)

During the year ended December 31, 2013, we recorded $42.5 million related to premiums paid and fees incurred in connection with notes repurchases, $5.1 million related to term loan re-pricings, and $0.8 million related to certain secondary offerings.

(c)

During the year ended December 31, 2015, net income included a $131 million deferred tax benefit primarily due to the release of the valuation allowance in the United States and Italy. Refer to Note 9 of our Consolidated Financial Statements for further information regarding our valuation allowances.

(d)

During the year ended December 31, 2017, net income included $27.2 million of deferred tax expense related to the revaluation of our U.S. deferred tax assets due to a reduction in the federal income tax rate as a result of U.S. Tax Reform and $2.4 million deferred tax expense to establish a valuation allowance on certain European deferred tax assets. Refer to Note 9 of our Consolidated Financial Statements for further discussion.

(e)	During the years ended December 31, 2016 and 2014, the Company recorded a loss in discontinued operations (net of tax) of $18.1 million and $22.9 million, respectively.
(f)

For all years presented, total assets and total debt have been adjusted to reflect the adoption of FASB ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which changed the presentation of debt issuance costs from an asset to a direct deduction from long-term debt, and FASB ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, which changed the classification of all deferred tax assets and liabilities, along with any related valuation allowance, to noncurrent, rather than current.

(g)	Consists of short-term and long-term debt (net of debt issue costs), current portion of long-term debt, and capital lease obligations.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Company Overview

We are a leading integrated global manufacturer of engineered structural metal components and assemblies primarily serving original equipment manufacturers (“OEMs”). We offer our automotive customers a broad product portfolio, supplying body-structure stampings, frame and other chassis structures, as well as complex welded assemblies, for small and large cars, crossovers, pickups, and sport utility vehicles.  Our products are manufactured at 23 facilities strategically located near our customers in North America and Europe. We support our manufacturing operations through six engineering and sales locations around the world. Our products are offered on a diverse mix of vehicle platforms, reflecting the balanced portfolio approach of our business model and the breadth of our product capabilities. We supply products to approximately 130 vehicle models globally to 11 of the 12 largest OEMs based on 2017 production volumes.

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

During 2017, industry production volumes increased from 2016 in the European market, but decreased in the North American market. According to IHS, industry production is projected to increase in 2018 in both of our markets. Any such changes may be offset by changes in production levels for our customers’ products.

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

Results of Operations—Year Ended December 31, 2017 Compared with the Year Ended December 31, 2016

Automobile production volumes increased in Europe and decreased in North America during the year ended December 31, 2017 compared to the year ended December 31, 2016.  The following table presents production volumes in specified regions according to IHS for the year ended December 31, 2017 compared to the year ended December 31, 2016 (in millions of units produced):

	Europe	North America
2017 production volumes	22.2	17.1
2016 production volumes	21.5	17.8
Increase/(decrease)	0.7	(0.7)
Percentage change	3%	(4)%

The following table presents selected financial information for the years ended December 31, 2017 and 2016 (in millions).

	Europe		North America		Consolidated
	Year Ended		Year Ended		Year Ended
	December 31,		December 31,		December 31,
	2017	2016	2017	2016	2017	2016

Revenues	$664.8	$639.3	$1,323.2	$1,274.3	$1,988.0	$1,913.6
Cost of sales	602.9	565.9	1,140.6	1,109.3	1,743.5	1,675.2
Gross profit	61.9	73.4	182.6	165.0	244.5	238.4
Selling, general, and administrative expenses	39.8	39.6	78.3	92.0	118.1	131.6
Amortization expense	-	-	0.4	0.4	0.4	0.4
Restructuring and asset impairment charges	1.9	0.1	8.8	5.3	10.7	5.4
Operating income	$20.2	$33.7	$95.1	$67.3	115.3	101.0
Interest expense, net					13.4	21.0
Other expense					0.6	6.5
Provision for income taxes					55.4	17.2
Income / (loss) from discontinued operations, net of tax					1.9	(17.0)
Noncontrolling interest, net of taxes					0.1	0.7
Net income attributable to Tower International, Inc.					$47.6	$38.6

Comparison of Periods – GAAP Analysis of Consolidated Results

Revenues

Total revenues increased during the year ended December 31, 2017 by $74.4 million, or 3.9%, from the year ended December 31, 2016, reflecting primarily higher volume in our North America segment ($53.9 million), favorable foreign exchange ($13.4 million), and favorable pricing ($14.7 million), principally the recovery of higher steel prices in Europe. Revenues were adversely impacted by lower volume in our Europe segment ($7.6 million).

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

Total gross profit increased by $6.1 million from the year ended December 31, 2016 and our gross profit margin decreased from 12.5% during 2016 to 12.3% during 2017. The increase in gross profit reflected higher volume ($16.9 million), favorable foreign exchange ($3.4 million, excluding the impact on depreciation), and favorable product mix ($1.8 million), offset partially by higher fixed costs to support new business ($4.9 million). All other factors were net unfavorable by $11.1 million. Cost of sales was impacted by unfavorable pricing and economics ($26.3 million) and higher launch costs to support new business offset partially by favorable efficiencies ($26.9 million).

Total gross profit was negatively impacted by an increase in the depreciation included in cost of sales from $68.1 million during the year ended December 31, 2016 to $73.5 million during the year ended December 31, 2017, reflecting primarily higher capital spending in 2016 and 2017.

Selling, General, and Administrative Expenses (“SG&A”)

Total SG&A decreased $13.5 million from the year ended December 31, 2016, reflecting primarily lower long-term incentive compensation costs primarily related to non-recurring CEO retirement expenses that were accrued in 2016, lower compensation costs primarily due to restructuring actions described below, and lower depreciation, offset partially by unfavorable foreign exchange.

Restructuring and Asset Impairment Expense

Total restructuring and asset impairment expense increased $5.3 million from the year ended December 31, 2016 which reflects the charges incurred in the North America and Europe segments related to severance charges to reduce corporate overhead and fixed costs. During 2017, we took numerous actions to better align the management teams to the remaining footprint of the continuing operations. These actions included a shift in composition of the executive leadership team as well as certain changes within the Corporate and Regional management teams.

Interest Expense, net

Interest expense, net decreased $7.6 million, or 36.2%, from the year ended December 31, 2016,  reflecting primarily favorable non-cash mark-to-market changes of $7.3 million on our derivative financial instruments.

Other Expense

Other expense decreased $5.9 million from the year ended December 31, 2016,  reflecting the non-recurrence of costs incurred during 2016 to support a potential divestiture that did not occur. The costs incurred in 2017 related to certain costs incurred to support the amendment of our Term Loan.

Provision for Income Taxes

On December 22, 2017, the U.S. government enacted the Tax Cut and Jobs Act Bill (the “TCJA”). Effective January 1, 2018, the new tax law results in a reduction to the statutory federal income tax rate for U.S. corporate taxable income from 35% to 21%. Upon enactment, we recorded a one-time deferred tax expense of $27.2 million related to the revaluation of our U.S. deferred tax assets. In 2018 and subsequent periods, we expect our worldwide effective tax rate to be significantly lower due to the new U.S. federal tax rate. In addition, the provisions to repeal the corporate alternative minimum tax and allow full expensing of new capital equipment, coupled with the retention of the research tax credit, will enable us to eliminate a material U.S. cash tax liability until at least 2022. We had previously estimated that we would incur a material U.S. cash tax liability in 2020.

The new tax law also required a one-time "deemed repatriation" of accumulated foreign earnings for the year ended December 31, 2017. To determine the amount of the deemed repatriation and any associated repatriation tax, we must determine, in addition to other factors, the amount of post-1986 profits or losses of each foreign subsidiary, as well as the amount of foreign income taxes paid on such profits or losses. We have made a reasonable estimate that no transition tax is due; however, this represents a provisional estimate. We are gathering additional information to more precisely compute the amount of our deemed repatriation tax, if any. In future periods, we believe the move to a territorial system exempting the repatriation of post-2017 foreign profits to the U.S. will be neutral to us. In addition, we do not anticipate that the new provisions imposing U.S. taxes on foreign “excess returns” or other minimum tax anti-abuse provisions will materially impact our foreign profits since we have significant tangible assets at our foreign locations.

Income tax expense from continuing operations increased $38.2 million from the year ended December 31, 2016, for an overall effective tax rate of 54.7%. Our adjusted effective rate was 27.8% after excluding the one-time charge of $27.2 million due to the revaluation of our deferred tax assets as described above. Our effective tax rate in 2016 was 23.5%. The effective tax rate increased in 2017 primarily related to a valuation allowance that we recorded in the third quarter of 2017 in one of our European subsidiaries. We continue to record significant research tax credit benefits from new launch activities in the United States.

In 2017, the Internal Revenue Service performed an examination for the 2015 tax year, which was completed in January 2018, resulting in no adjustments. In Germany, we are subject to a tax audit for the years ended December 31, 2013 through December 31, 2015. In conjunction with this audit, we have tentatively agreed to make certain transfer pricing adjustments, for which we already have sufficient reserves recorded.

Noncontrolling Interest, Net of Tax

The adjustment to our earnings required to give effect to the elimination of noncontrolling interests decreased by $0.6 million from the year ended December 31, 2016, reflecting decreased earnings in our consolidated Chinese joint venture during 2017 as a result of the sale in the second quarter of 2017.

Comparison of Periods—Non-GAAP Analysis of Adjusted EBITDA

A reconciliation of net income attributable to Tower International, Inc. to Adjusted EBITDA, for the periods presented is set forth below (in millions):

	Consolidated		Europe		North America
	Year Ended		Year Ended		Year Ended
	December 31,		December 31,		December 31,
	2017	2016	2017	2016	2017	2016

Net income attributable to Tower International, Inc.	$47.6	$38.6
Interest expense, net	13.4	21.0
Other expenses (a)	0.6	6.5
Provision for income taxes	55.4	17.2
(Income) / loss from discontinued operations,
net of tax (b)	(1.9)	17.0
Noncontrolling interest, net of taxes	0.1	0.7
Operating income	115.3	101.0	$20.2	$33.7	$95.1	$67.3
Intercompany charges	-	-	(7.4)	(7.7)	7.4	7.7
Restructuring and asset impairment charges, net	10.7	5.4	1.9	0.1	8.8	5.3
Depreciation and amortization	77.3	72.5	30.5	28.0	46.8	44.5
Acquisition costs and other	0.4	0.4	(0.2)	-	0.6	0.4
Long-term compensation (c)	6.0	14.1	0.5	1.2	5.5	12.9
Pension actuarial loss	-	8.3	-	-	-	8.3
Adjusted EBITDA	$209.7	$201.7	$45.5	$55.3	$164.2	$146.4

 ____________

(a)	The expense recorded in 2016 represents costs incurred to support an investigation into a potential divestiture that did not occur.
(b)

Represents the (income) / loss on discontinued operations for the years ended 2017 and 2016. Included in 2016 is the $18.1 million fair value adjustment related to the planned sale of the Company’s remaining Brazil and China operations.

(c)

Represents the compensation expense related to stock options, restricted stock units, one-time CEO compensation awards, and certain compensation programs intended to benefit our long-term success and growth. The compensation charges are incurred during the applicable vesting periods of each program.

The following table presents revenues (a GAAP measure) and Adjusted EBITDA (a non-GAAP measure) for the years ended December 31, 2017 and 2016 (in millions) as well as explanations of variances:

	Europe		North America		Consolidated
	Revenues	Adjusted EBITDA(d)	Revenues	Adjusted EBITDA(d)	Revenues	Adjusted EBITDA(d)
2017 results	$664.8	$45.5	$1,323.2	$164.2	$1,988.0	$209.7
2016 results	639.3	55.3	1,274.3	146.4	1,913.6	201.7
Variance	$25.5	$(9.8)	$48.9	$17.8	$74.4	$8.0
Variance attributable to:
Volume and mix	$(7.6)	$0.2	$53.9	$13.6	$46.3	$13.8
Foreign exchange	13.4	2.3	-	-	13.4	2.3
Pricing and economics	19.7	(16.8)	(5.0)	(7.8)	14.7	(24.6)
Efficiencies	-	9.1	-	17.8	-	26.9
Selling, general, and administrative expenses and other items(e)	-	(4.6)	-	(5.8)	-	(10.4)
Total	$25.5	$(9.8)	$48.9	$17.8	$74.4	$8.0

(d) We have presented a reconciliation of net income attributable to Tower International, Inc. to Adjusted EBITDA above.

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

Consolidated Company: Consolidated Adjusted EBITDA increased by $8 million, or 4.0%, from the year ended December 31, 2016,  reflecting primarily higher volume and mix ($13.8 million) and favorable foreign exchange ($2.3 million). Volume and mix consisted of higher volume ($16.9 million) and favorable mix ($1.8 million) offset partially by higher fixed costs to support new business ($4.9 million). All other factors were net unfavorable by $8.1 million. Unfavorable pricing and economics ($24.6 million) and unfavorable SG&A expenses and other items ($10.4 million), reflecting primarily higher launch costs to support new business, were offset partially by favorable efficiencies ($26.9 million).

Europe Segment: In our Europe segment, Adjusted EBITDA decreased by $9.8 million, or 17.7%, from the year ended December 31, 2016, despite favorable foreign exchange ($2.3 million) and favorable volume and mix ($0.2 million). Volume and mix consisted of favorable product mix ($2.4 million) which was offset partially by lower volume ($2.2 million). All other factors were net unfavorable by $12.3 million. Unfavorable pricing and economics ($16.8 million), principally product pricing and labor costs, and unfavorable SG&A and other items ($4.6 million), were offset partially by favorable efficiencies ($9.1 million). The unfavorable SG&A and other items reflected primarily higher launch costs to support new business.

North America Segment: In our North America segment, Adjusted EBITDA increased by $17.8 million, or 12.2%, from the year ended December 31, 2016, reflecting primarily higher volume and mix ($13.6 million), which consisted of higher volumes ($19.1 million) offset partially by higher fixed costs to support new business ($4.9 million) and unfavorable product mix ($0.6 million). All other factors were net favorable by $4.2 million. Favorable efficiencies ($17.8 million) were offset partially by unfavorable pricing and economics ($7.8 million), principally product pricing and labor costs, and unfavorable SG&A expenses and other items ($5.8 million), principally higher launch costs to support new business.

Results of Operations—Year Ended December 31, 2016 Compared with the Year Ended December 31, 2015

Automobile production volumes increased during the year ended December 31, 2016 in both of our major markets compared to the year ended December 31, 2015. The following table presents production volumes in specified regions according to IHS for the year ended December 31, 2016 compared to the year ended December 31, 2015 (in millions of units produced):

	Europe	North America
2016 production volumes	21.5	17.8
2015 production volumes	20.9	17.5
Increase/(decrease)	0.6	0.3
Percentage change	3%	2%

The following table presents select financial information for the years ended December 31, 2016 and 2015 (in millions).

	Europe		North America		Consolidated
	Year Ended		Year Ended		Year Ended
	December 31,		December 31,		December 31,
	2016	2015	2016	2015	2016	2015

Revenues	$639.3	$652.6	$1,274.3	$1,143.5	$1,913.6	$1,796.1
Cost of sales	565.9	579.6	1,109.3	998.6	1,675.2	1,578.2
Gross profit	73.4	73.0	165.0	144.9	238.4	217.9
Selling, general, and administrative expenses	39.6	36.4	92.0	88.1	131.6	124.5
Amortization	-	-	0.4	0.2	0.4	0.2
Restructuring and asset impairments	0.1	0.2	5.3	7.6	5.4	7.8
Operating income	$33.7	$36.4	$67.3	$49.0	101.0	85.3
Interest expense, net					21.0	23.7
Other expense					6.5	-
Provision / (benefit) for income taxes					17.2	(123.8)
Income / (loss) from discontinued operations, net of tax					(17.0)	10.3
Noncontrolling interest, net of taxes					0.7	1.7
Net income attributable to Tower International, Inc.					$38.6	$194.1

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

Gross Profit

Total gross profit increased by $20.5 million from the year ended December 31, 2015 and our gross profit margin increased from 12.1% during 2015 to 12.5% during 2016. The increase in gross profit reflected higher volume ($26.3 million), offset partially by unfavorable product mix ($6.5 million) and unfavorable foreign exchange ($1.3 million). All other factors were net favorable by $2 million. Cost of sales was positively impacted by favorable efficiencies ($28.7 million). These factors were offset partially by unfavorable pricing and economics ($20 million), and higher launch costs ($3.5 million).

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

Interest Expense, net

Interest expense, net decreased $2.7 million, or 11.4%, from the year ended December 31, 2015, reflecting primarily lower expense on our Term Loan of $2.5 million.

Other Expense

Other expense increased $6.5 million from the year ended December 31, 2015, reflecting the costs incurred to support a  potential divestiture that did not occur.

Provision for Income Taxes

Income tax expense / (benefit) from continuing operations increased $141 million from the year ended December 31, 2015. In 2015, the Company recorded a one-time deferred tax benefit of $131 million by releasing valuation allowances on U.S. and Italy deferred tax assets. After excluding the 2015 deferred tax benefit, income tax expense increased $7.2 million in 2016 primarily due to increased profitability. Our worldwide effective tax rate was 23.5%. In the United States our effective rate was approximately 23.9%, which is lower than the U.S. statutory rate of 35% primarily because of the benefit of Federal research tax credits generated in 2016. In foreign jurisdictions our effective tax rate was approximately 23% primarily attributable to lower statutory rates.

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

Noncontrolling Interest, Net of Tax

The adjustment to our earnings required to give effect to the elimination of noncontrolling interests decreased by $1 million from the year ended December 31, 2015, reflecting decreased earnings in our consolidated Chinese joint venture during 2016.

Comparison of Periods—Non-GAAP Analysis of Adjusted EBITDA

A reconciliation of Adjusted EBITDA to net income / (loss) attributable to Tower International, Inc. for the periods presented is set forth below (in millions):

	Consolidated		Europe		North America
	Year Ended		Year Ended		Year Ended
	December 31,		December 31,		December 31,
	2016	2015	2016	2015	2016	2015

Net income attributable to Tower International, Inc.	$38.6	194.1
Interest expense, net	21.0	23.7
Other expenses (a)	6.5	-
Provision for income taxes	17.2	(123.8)
Income / (loss) from discontinued operations,
net of tax (b)	17.0	(10.3)
Noncontrolling interest, net of taxes	0.7	1.7
Operating income	101.0	85.3	$33.7	$36.4	$67.3	$49.0
Intercompany charges	-	-	(7.7)	(6.3)	7.7	6.3
Restructuring and asset impairments	5.4	7.8	0.1	0.2	5.3	7.6
Depreciation and amortization	72.5	72.5	28.0	26.4	44.5	46.1
Acquisition costs and other	0.4	0.8	-	0.4	0.4	0.4
Long-term compensation (c)	14.1	12.7	1.2	-	12.9	12.7
Pension actuarial loss	8.3	9.1	-	-	8.3	9.1
Adjusted EBITDA	$201.7	$188.3	$55.3	$57.1	$146.4	$131.2

____________

(a)	Represents costs incurred to support a potential divestiture that did not occur.
(b)

Represents the income / (loss) on discontinued operations for the years ended 2016 and 2015. Included in 2016 is the $18.1 million fair value adjustment related to the planned sale of the Company’s remaining Brazil and China operations. Included in 2015 is the gain on the sale of China joint ventures ($19 million, net).

(c)

Represents the compensation expense related to stock options, restricted stock units, one-time CEO compensation awards, and certain compensation programs intended to benefit our long-term success and growth. The compensation charges are incurred during the applicable vesting periods of each program.

The following table presents revenues (a GAAP measure) and Adjusted EBITDA (a non-GAAP measure) for the years ended December 31, 2016 and 2015 (in millions) as well as an explanation of variances:

	Europe		North America		Consolidated
	Revenues	Adjusted EBITDA(f)	Revenues	Adjusted EBITDA(f)	Revenues	Adjusted EBITDA(f)
2016 results	$639.3	$55.3	$1,274.3	$146.4	$1,913.6	$201.7
2015 results	652.6	$57.1	$1,143.5	$131.2	1,796.1	188.3
Variance	$(13.3)	$(1.8)	$130.8	$15.2	$117.5	$13.4
Variance attributable to:
Volume and mix	$2.5	$(4.5)	$145.6	$24.3	$148.1	$19.8
Foreign exchange	(0.5)	0.4	-	-	(0.5)	0.4
Pricing and economics	(15.3)	(8.8)	(14.8)	(14.8)	(30.1)	(23.6)
Efficiencies	-	13.8	-	14.9	-	28.7
Selling, general, and administrative expenses and other items(g)	-	(2.7)	-	(9.2)	-	(11.9)
Total	$(13.3)	$(1.8)	$130.8	$15.2	$117.5	$13.4

(f) We have presented a reconciliation of net income attributable to Tower International, Inc. to Adjusted EBITDA above.

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

Europe Segment: In our Europe segment, Adjusted EBITDA decreased by $1.8 million, or 3.2%, from the year ended December 31, 2015, reflecting the unfavorable product mix ($3.5 million) and unfavorable volume ($1 million), offset partially by favorable foreign exchange ($0.4 million). All other factors were net favorable by $2.3 million. Favorable efficiencies ($13.8 million) were offset partially by unfavorable pricing and economics ($8.8 million), principally product pricing and labor costs, and unfavorable SG&A and other items ($2.7 million).

North America Segment: In our North America segment, Adjusted EBITDA increased by $15.2 million, or 11.6%, from the year ended December 31, 2015, reflecting primarily higher volumes ($27.3 million), offset partially by unfavorable product mix ($3 million). All other factors were net unfavorable by $9.1 million. Unfavorable pricing and economics ($14.8 million), principally product pricing and labor costs, and unfavorable SG&A expenses and other items ($9.2 million), principally higher engineering costs and higher launch costs to support new business, were offset partially by favorable efficiencies ($14.9 million).

Restructuring and Asset Impairments

The following table sets forth our net restructuring and asset impairment charges by type for the periods presented (in millions):

	Year Ended December 31,
	2017	2016	2015
Employee termination costs	$9.5	$0.8	$0.3
Other exit costs	1.2	4.6	7.5
Total restructuring and asset impairment charges, net	$10.7	$5.4	$7.8

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

The charges incurred in the North America and Europe segments related to severance charges to reduce corporate overhead and fixed costs. During 2017, we took numerous actions to better align the management teams to the remaining footprint of the continuing operations. These actions included a shift in composition of the executive leadership team as well as certain changes within the Corporate and Regional management teams.

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

Liquidity and Capital Resources

General

We generally expect to fund expenditures for operations, administrative expenses, capital expenditures, and debt service obligations with internally generated funds from operations and we generally expect to satisfy working capital needs from time-to-time with borrowings under our revolving credit facility or cash on hand. As of December 31, 2017,  we had available liquidity of approximately $370 million, which we believe is adequate to fund our working capital requirements for at least the next twelve months. We believe that we will be able to meet our debt service obligations and fund operating requirements for at least the next twelve months with cash flow from operations, cash on hand, potential operating lease arrangements, and borrowings under our revolving credit facility.

On June 17, 2016, we announced our Board of Directors’ authorization to repurchase up to $100 million of the Company’s issued and outstanding common stock from time to time in the open market, or in privately negotiated transactions. We expect to fund such repurchases from cash flow from operations, cash on hand, asset dispositions, and borrowings under our revolving credit facility. To date, the Company repurchased a total of 829,648 shares of common stock at an aggregate cost of $18.9 million; all such purchases occurred during the year ended December 31, 2016.

Cash Flows and Working Capital

The following table shows the components of our cash flows from continuing operations for the periods presented (in millions):

	Year Ended December 31,
	2017	2016	2015
Net cash provided by / (used in):
Operating activities	$164.7	$137.7	$101.4
Investing activities	(88.2)	(111.7)	(141.5)
Financing activities	(20.1)	(83.2)	(11.5)

Net Cash Provided by Operating Activities

During the year ended December 31, 2017, we generated $164.7 million of cash flow from operations, compared with $137.7 million during the year ended December 31, 2016. The primary reasons for this increase were increased pre-tax earnings and a favorable net tooling position.

During the year ended December 31, 2016, we generated $137.7 million of cash flow from operations, compared with $101.4 million during the year ended December 31, 2015. The primary reasons for this increase were increased pre-tax earnings and a favorable fluctuation in working capital which resulted from favorable term changes from some of our customers.

Net Cash Used in Investing Activities

Net cash utilized in investing activities was $88.2 million during 2017, compared to $111.7 million during 2016. The  $23.5 million change in cash used reflects decreased capital expenditures, related primarily to the timing of program launches, and the proceeds received from the sale of a China joint venture.

Net cash utilized in investing activities was $111.7 million during 2016, compared to $141.5 million during 2015. The $29.8 million change in cash used reflects decreased capital expenditures, related primarily to the timing of program launches, cash used in 2015 to fund the acquisition of a facility in Mexico, and proceeds received from the sale of a China joint venture.

Net Cash Used In Financing Activities

Net cash used in financing activities was $20.1 million during 2017 compared to $83.2 million during 2016. The $63.1 million change was attributable primarily to the non-recurrence of a $50 million repayment on the Term Loan Credit facility during the first quarter of 2016 and lower treasury stock purchases during 2017.

Net cash used in financing activities was $83.2 million during 2016, compared to $11.5 million during 2015. The $71.7 million change was attributable primarily to net repayment of borrowings, purchase of treasury stock, dividend payments, and the non-recurrence of swap proceeds received in 2015.

Working Capital

We manage our working capital by monitoring key metrics principally associated with inventory, accounts receivable, and accounts payable. Our quarterly average inventory days on hand remained at 17 days during the fourth quarter of 2016 and the fourth quarter of 2017; however our inventory increased from $71.7 million at December 31, 2016 to $78.7 million at December 31, 2017, reflecting primarily the ramp up of production on recently awarded business and favorable foreign exchange.

Our accounts receivable balance increased from $178.3 million as of December 31, 2016 to $239.3 million as of December 31, 2017.  The increased accounts receivable reflects primarily higher revenues and the change of receivables related to customer-owned tooling.

Our accounts payable balance increased from $258.1 million as of December 31, 2016 to $323.3 million as of December 31, 2017.  The change reflects primarily higher revenues and the change of payables related to customer-owned tooling.

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

Our working capital is also impacted by our net position in regard to tooling owned by our customers. Tooling costs represent costs incurred by us in the development of new tooling used in the manufacture of our products. Generally, when a customer awards a contract to us, the customer agrees to reimburse us for certain of our tooling costs. As the tooling is developed, we experience cash outflows because we bear the costs and we typically do not receive reimbursement from our customers until the manufacture of the particular program commences. This timing delay causes our working capital to fluctuate between periods due to the timing of the cash inflows and outflows. We define our net tooling position as tooling in progress (see Note 3 of our Consolidated Financial Statements) plus accounts receivable related to tooling less accounts payable related to tooling. During 2017 our net tooling position decreased by $41 million from $77 million at December 31, 2016 to $36 million at December 31, 2017. This decrease reflects reimbursements from customers that exceeded spending on customer-owned tooling.

On December 31, 2017 and 2016, we had working capital balances of $41 million and $9.4 million, respectively. This increase reflects primarily positive cash generated in 2017 primarily due to higher earnings and a favorable net tooling position.

Sources and Uses of Liquidity

Our available liquidity at December 31, 2017 was $369.7 million, which consisted of $123.7 million of cash on hand, and unutilized borrowing availability under our U.S. and foreign credit facilities of $192 million and $54 million, respectively. A portion of our cash balance ($53.4 million) is located at foreign subsidiaries and is presently being used to fund operations at and investment in those locations. As of December 31, 2016 and 2015, we had available liquidity of approximately $292.2 million and $350.6 million, respectively, excluding the cash and unutilized borrowing availability at our discontinued operations.

As of December 31, 2017,  we had short-term debt, excluding capital leases, of $36.5 million, of which $32.9 million related to receivables factoring in Europe and $3.6 million related to current maturities of our Term Loan Credit Facility.  The receivables factoring in Europe consists of uncommitted demand facilities, which are subject to termination at the discretion of the banks, although we have not experienced any terminations by the banks. We believe that we will be able to continue the receivables factoring in Europe.

We are currently experiencing organic growth well above industry as a result of major new business awards primarily in North America. To fund this growth, we continue to incur significant capital investment requirements for the purchase and installation of the machinery and equipment necessary to manufacture the awarded products. We have entered into operating leases to assist with a portion of the funding requirements for the related capital investments. We believe that these operating leases provide a diversified capital source for financing the capital investment requirements at competitive rates in relation to our existing debt arrangements and help to maintain our strong liquidity profile. These leasing arrangements bear a weighted average fixed interest rate of 5.4%.

Pursuant to the Board of Directors’ declaration on October 16, 2015, the Company commenced payment of a quarterly dividend of $0.10 per common share. This dividend was raised to $0.11 per common share on October 20, 2016 and to $0.12 per common share on October 20, 2017. During the years ended December 31, 2017,  2016,  and 2015, the Company paid dividends of $9.2 million,  $8.6 million, and $2.1 million, respectively.

As noted above, on June 17, 2016, the Company announced its Board of Directors’ authorization to repurchase up to $100 million of the Company’s issued and outstanding common stock from time to time in the open market, or in privately negotiated transactions. As of December 31, 2017, 829,648 shares have been purchased under the Repurchase Program at an aggregate cost of $18.9 million with no additional shares being purchased under that program during the year ended December 31, 2017.

Free Cash Flow

Free cash flow is a non-GAAP measure. Free cash flow is defined as cash provided by continuing operating activities less cash disbursed for purchases of property, plant, and equipment. We believe this metric provides useful information to our investors because management regularly reviews this metric as an important indicator of how much cash is generated by our normal business operations, net of capital expenditures, and makes decisions based upon this metric. Management also views this metric as a measure of cash available to reduce debt and grow the business. Free cash flow is calculated as follows (in millions):

	Year Ended December 31,
	2017	2016	2015
Net cash provided by continuing operating activities	$164.7	$137.7	$101.4
Cash disbursed for purchases of property, plant, and equipment, net	(104.1)	(116.3)	(119.7)
Free cash flow	$60.6	$21.4	$(18.3)

Free cash flow was $60.6 million during 2017, compared to $21.4 million during 2016. The $39.2 million difference in free cash flow reflects primarily a favorable fluctuation in our net tooling position, higher adjusted EBITDA, and lower capital spending.

Free cash flow was $21.4 million during 2016, compared to $18.3 million utilized during 2015. The $39.7 million difference in free cash flow reflects primarily a favorable fluctuation in working capital, higher adjusted EBITDA, lower capital spending, and favorable net tooling position.

Debt

As of December 31, 2017, we had outstanding indebtedness, excluding capital lease obligations, of approximately $381.2 million, which consisted of the following:

$356.5 million (net of a $2.3 million discount) indebtedness outstanding under our Term Loan Credit Facility

$32.9 million of foreign subsidiary indebtedness

$8.2 million of debt issue costs netted against our indebtedness

Term Loan Credit Facility

On April 23, 2013, we and our subsidiaries, Tower Automotive Holdings USA, LLC, Tower Automotive Holdings I, LLC, Tower Automotive Holdings II (a) LLC, Tower Automotive Holdings II (b) LLC and the domestic subsidiary and domestic affiliate guarantors named therein, entered into a Term Loan and Guaranty Agreement (the “Term Loan Credit Agreement”) whereby we obtained a term loan of $420 million. The maturity date for the initial term loan disbursed under the Term Loan Credit Agreement was April 23, 2020.

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

The Fourth Amended Revolving Credit Facility Agreement amended and restated, in its entirety, the Third Amended Revolving Credit Facility Agreement, dated as of September 17, 2014, by and among the Borrower, its domestic affiliate and domestic subsidiary guarantors named therein, and the lenders party thereto, and the Agent. The Fourth Amended Revolving Credit Facility Agreement provides for a cash flow revolving credit facility (the “Amended Revolving Credit Facility”) in the aggregate amount of up to $200 million. The Fourth Amended Revolving Credit Facility Agreement also provides for the issuance of letters of credit in an aggregate amount not to exceed $30 million, provided that the total amount of credit (inclusive of revolving loans and letters of credit) extended under the Fourth Amended Revolving Credit Facility Agreement is subject to an overall cap, on any date, of $200 million. We may request the issuance of Letters of Credit denominated in Dollars or Euros.  As of December 31, 2017, we had no borrowings outstanding under our Amended Revolving Credit Facility and $8 million of letters of credit outstanding under the Fourth Amended Revolving Credit Facility Agreement. Thus, we could have borrowed an additional $192 million under the Fourth Amended Revolving Credit Facility Agreement as of December 31, 2017, calculated as follows (in millions):

Total Revolving Credit Commitment	$200.0
Letter of credit outstanding	(8.0)
Availability on Fourth Amended Revolving Credit Facility Agreement	$192.0

Advances under the Amended Revolving Credit Facility bear interest at an alternate base rate plus a base rate margin or LIBOR plus a Eurodollar margin. The applicable margins are determined by the Company’s Total Net Leverage Ratio (as defined in the Fourth Amended Revolving Credit Facility Agreement). As of December 31, 2017, the applicable margins were 1.50% per annum and 2.50% per annum for base rate and LIBOR based borrowings, respectively. Borrowings outstanding under our Amended Revolving Credit Facility may vary significantly from time to time, depending on our cash needs at any given time. Our Amended Revolving Credit Facility matures on March 7, 2022.

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

Capital and Operating Leases

We maintain capital leases primarily for a manufacturing facility and certain manufacturing equipment. We have several operating leases, including leases for office and manufacturing facilities, as well as certain equipment, with lease terms expiring between the years 2018 and 2026. As of December 31, 2017, our total future operating lease payments amounted to $170.1 million. The present value of minimum lease payments under our capital leases amounted to $5.5 million. As of December 31, 2017, we were committed to making lease payments during 2018 of not less than $35.1 million on our operating leases and not less than $5.6 million on our capital leases.

Beginning in 2019, FASB ASC No. 842, Leases, will change the financial reporting for leases. Certain of our manufacturing equipment leases currently classified as operating leases will be considered financing leases under the new standard which will require us to record the right of use asset as additional property, plant, and equipment and the associated liability as lease debt. As of December 31, 2017 the associated liability from these leases would have been approximately $72 million.

In addition, we have numerous real estate and equipment leases currently classified as operating that we believe will continue to be classified as operating under the new standard. We expect that the right of use assets and liabilities associated with these leases will be material, but have not yet quantified the total balance sheet impact for these leases.

Capital Expenditures

In general, we are awarded new automotive business two to three years prior to the launch of a particular program. During the pre-launch period, we typically invest significant resources in the form of capital expenditures for the purchase and installation of the machinery and equipment necessary to manufacture the awarded products. Some of our recent major awards in 2016 and 2015 have been on a more accelerated timing and have launched approximately six months after being awarded. Capital expenditures for the years ended December 31, 2017 and 2016 were $104.1 million and $116.3 million, respectively. The decrease reflects primarily the timing of customer program launches. Our capital spending for 2018 is expected to be approximately $150 million. In addition to this capital spending, we expect to fund approximately $75 - $85 million of incremental machinery and equipment purchases through leases over the next two years.

Off-Balance Sheet Obligations

In addition to the operating leases described above, our off-balance sheet obligations consist of obligations under our Third Amended Revolving Credit Facility. As of December 31, 2017,  letters of credit outstanding were $8 million under our Fourth Amended Revolving Credit Facility.

Covenants

As of December 31, 2017, the Company was in compliance with all financial covenants that govern its credit agreements.

Net Debt

Net debt is a non-GAAP financial measure that represents total debt less cash and cash equivalents. We believe that the presentation of net debt provides useful information because we understand that our investors perceive net debt as part of the management of our overall liquidity, financial flexibility, capital structure and leverage. Furthermore, certain debt rating agencies, creditors and credit analysts monitor our net debt as part of their assessments of our business. Net debt is used by management to help assess our exposure to our funding sources and to evaluate future needs for additional liquidity. Our use of the term “net debt” should not be understood to mean that we will use any cash on hand to repay debt. Net debt is calculated as follows (in millions):

	As of December 31,
	2017	2016	2015
Total debt, including capital leases and net of debt issue costs	$386.8	$390.3	$444.6
Less: Cash and cash equivalents	(123.7)	(62.8)	(121.6)
Add: Cash attributable to discontinued operations	-	-	8.7
Net debt	$263.1	$327.5	$331.7

As of December 31, 2017, our net debt was $263.1 million, compared to $327.5 million as of December 31, 2016.  The $64.4 million change reflects primarily favorable free cash flow and cash received from our discontinued operations offset partially by the remittance of dividends to our shareholders and debt issuance costs.

As of December 31, 2015, our net debt was $331.7 million. The $4.2 million change from 2015 to 2016 reflects primarily favorable free cash flow and cash received from our discontinued operations offset by our shares purchased as part of our stock buyback program and remittance of dividends to our shareholders.

Contractual Obligations and Commercial Commitments

Our contractual obligations and commercial commitments as of December 31, 2017 are summarized below (in millions):

		Less than			After
Contractual Obligations	Total	1 Year	2 – 3 Years	4 – 5 Years	5 Years
Long-term debt (including current portion):
Term Loan Credit Facility	$356.5	$3.6	$7.2	$7.2	$338.5
Other subsidiary indebtedness	32.9	32.9	-	-	-
Cash interest payments	92.9	16.0	29.8	29.2	17.9
Pension contributions(a)	48.4	6.1	14.8	14.9	12.6
Expected tax payments(b)	7.4	1.1	0.4	1.2	4.7
Capital and tooling purchase obligations(c)	218.8	218.8	-	-	-
Capital lease obligations(d)	5.6	5.6	-	-	-
Operating leases	170.1	35.1	61.9	42.4	30.7
Total contractual obligations at December 31, 2017	$932.6	$319.2	$114.1	$94.9	$404.4

___________

(a)   Represents expected future contributions required to fund our pension plan, based on current actuarial assumptions.

(b)   Represents payments expected to be made to various governmental agencies relating to certain tax positions taken pursuant to

FASB ASC No. 740, Income Taxes.

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

At December 31, 2017 and 2016, our derivative financial instruments include interest rate and cross currency swaps. These instruments are recorded in other assets, net or other non-current liabilities in our Consolidated Balance Sheets and the fair value is measured using Level 2 observable inputs such as foreign currency exchange rates, swap rates, cross currency basis swap spreads and interest rate spreads. At December 31, 2017, the foreign currency exchange hedge (net investment hedge of our European subsidiaries) and the interest rate swap had liability fair values of $27 million and $8.9 million respectively. At December 31, 2016, the foreign currency exchange hedge (net investment hedge of our European subsidiaries) had a liability fair value of $5 million. The interest rate swap (not designated for hedge accounting in 2016) had a liability fair value of $2.5 million. Refer to Note 8 to our Consolidated Financial Statements for further information regarding derivatives.

Goodwill

Goodwill represents the excess of the cost of an acquisition over the fair value of net assets acquired. Goodwill is not amortized, but it is tested for impairment on, at a minimum, an annual basis. In accordance with FASB ASC No. 350, Intangibles – Goodwill and Other, a two-step process is utilized in reviewing for impairment. The first step in the process requires the identification of reporting units and comparison of the fair value of each reporting unit to its respective carrying value. We have identified our reporting units as North America and Europe. If the carrying value of a unit is less than its fair value, no impairment is deemed to exist and step two is not necessary. If the carrying value of a unit is greater than its fair value, step two is required. The second step in the impairment review process requires the computation of impairment by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of its goodwill. In accordance with FASB ASC No. 350, which requires goodwill be tested for impairment annually and at the same time each year, we perform an annual impairment each year at year-end. We will also test goodwill for impairment when an event occurs or circumstances change such that it is reasonably possible that impairment may exist.

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

The results of our 2017 and 2016 annual goodwill impairment analysis indicated that the fair values of the Europe and North American reporting units were substantially in excess of their carrying value; thus, no impairment existed at December 31, 2017 or December 31, 2016.

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

On December 22, 2017, the U.S. government enacted the Tax Cut and Jobs Act Bill. Effective January 1, 2018, the new tax law results in a reduction to the statutory federal income tax rate for U.S. corporate taxable income from 35% to 21%. Upon enactment, we recorded a one-time deferred tax expense of $27.2 million related to the revaluation of our U.S. deferred tax assets. In 2018 and subsequent periods, we expect our worldwide effective tax rate to be significantly lower due to the new U.S. federal tax rate.

Additional changes in tax laws and rates could also affect recorded deferred tax assets and liabilities in the future. Management is not aware of any such changes, other than as described above, that would have a material effect on our results of operations, cash flows, or financial position.

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

Our Pension Plan and other postretirement costs are calculated based upon a number of actuarial assumptions, most notably the discount rates used to calculate our projected pension benefit obligations in 2017 and 2016, which were 3.42% and 3.84%, respectively, and the discount rates used in the calculation of our postretirement benefit obligations in 2017 and 2016, which were 3.47% and 3.94%, respectively. The discount rates used in the calculations are established based upon the results of a yield curve analysis performed annually by a third party, which calculates a yield to maturity that mirrors the timing and amounts of future benefit payments. The measurement dates of our post retirement plans are December 31 of each year.

The expected long-term rate of return assumptions are based upon modeling studies completed with the assistance of our actuaries and investment consultants. These models take into account inflation, asset class returns, and bond yields for both domestic and foreign markets. These studies, along with the history of returns for the Pension Plan, indicate that expected future returns, weighted by asset allocation, supported an expected long-term asset return assumption of 7.4% for 2017 and 2016.

Based on our assumptions as of December 31, 2017, a change in the discount rate or the expected long-term rate of return assumptions, holding all other assumptions constant, would have the following impact on our projected pension benefit obligation and net periodic benefit cost on an annual basis (in millions):

	Impact on Net
	Periodic Benefit Cost
	Increase	Decrease
.25% change in discount rate	$0.3	$(0.4)
.25% change in expected long-term rate of return	(0.4)	0.4

	Impact on Projected Pension
	Benefit Obligation
	Increase	Decrease
.25% change in discount rate	$(6.3)	$6.6

Our Pension Plan provides benefits for certain current and former U.S. employees. Benefits under the Pension Plan were frozen in October 2006.  We recognized income of $2.9 million during the year ended December 31, 2017.  We incurred expenses of $5.6 million during the year ended December 31, 2016, which includes the actuarial pension loss recorded in the fourth quarter of 2016 of $8.3 million. We incurred expenses of $4.6 million during the year ended December 31, 2015, which includes the actuarial pension loss recorded in the fourth quarter of 2015 of $9.1 million. We anticipate that we will have approximately $2.9 million of pension income in

2018, excluding any actuarial gain or loss, and we expect to contribute $6.1 million to our Pension Plan in 2018. It is difficult to reliably forecast whether a mark-to-market adjustment for net actuarial gains or losses will be required in 2018 and the amount of such an adjustment, if one is required. Mark-to-market adjustments are primarily driven by events and circumstances beyond our control, including changes in interest rates and the performance of financial markets. To the extent discount rates decrease or the value of our Pension Plan’s investments decrease, mark-to market charges to operations may be recorded during the fourth quarter of 2018, if the actuarial gain or loss is in excess of the corridor.

We anticipate our other post-employment benefit expense to be approximately $0.7 million and we expect to make benefit payments of $0.7 million in 2018. Refer to Note 10 to our Consolidated Financial Statements for further information regarding pension and other postretirement benefits.

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

Interest Rate Risk

At December 31, 2017, we had total debt, excluding capital leases, of $381.2 million (net of a $2.3 million discount and $8.2 million of debt issue costs), consisting of floating rate debt of $195.1 million (51%) and fixed rate debt of $186.1 million (49%) taking into account our $186.1 million variable rate to fixed rate swap (See Note 8 of our Consolidated Financial Statements for further information relating to our swaps). Assuming no changes in the monthly average variable rate debt levels of $232.5 million for the year ended December 31, 2017, we estimate that a hypothetical change of 100 basis points in the LIBOR and alternative base rate would not have a significant impact on interest expense due to the LIBOR floor in our Term Loan.

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

Our strategy for managing currency risk relies primarily upon conducting business in a foreign country in that country’s currency. We may, from time to time, also participate in hedging programs intended to reduce our exposure to currency fluctuations (See Note 8 of our Consolidated Financial Statements for further information relating to our swaps).  We believe that the effect of a 100 basis point movement in foreign currency rates against the U.S. dollar would not have materially impacted the results of our operations, our cash flows, or our stockholders’ equity for the year ended December 31, 2017.

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

Item 8.    Financial Statements and Supplementary Data

Index to Consolidated Financial Statements and Supplementary Data

Form 10-K Page

Audited Financial Statements for the Three Years Ended December 31, 2017:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Tower International, Inc.

Livonia, MI

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Tower International, Inc. and subsidiaries (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income / (loss), equity / (deficit), and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2018 expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP

Detroit, MI

February 28, 2018

We have served as the Company’s auditor since 2002.

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	December 31,	December 31,
	2017	2016

ASSETS
Cash and cash equivalents	$123,688	$62,788
Accounts receivable, net of allowance of $1,385 and $961	239,319	178,251
Inventories (Note 3)	78,745	71,710
Assets held for sale (Note 6)	44,250	102,252
Prepaid tooling, notes receivable, and other	78,481	103,023
Total current assets	564,483	518,024

Property, plant, and equipment, net	535,272	465,569
Goodwill (Note 3)	63,665	56,383
Deferred tax asset	83,035	112,645
Other assets, net	13,642	9,902
Total assets	$1,260,097	$1,162,523

LIABILITIES AND EQUITY
Short-term debt and current maturities of capital lease obligations (Note 7)	$42,048	$34,211
Accounts payable	323,271	258,129
Accrued liabilities	113,949	114,079
Liabilities held for sale (Note 6)	17,336	53,310
Total current liabilities	496,604	459,729

Long-term debt, net of current maturities (Note 7)	344,738	351,232
Obligations under capital leases, net of current maturities (Note 7)	-	4,863
Deferred tax liability	4,807	5,594
Pension liability (Note 10)	47,813	61,627
Other non-current liabilities	96,263	65,539
Total non-current liabilities	493,621	488,855
Total liabilities	990,225	948,584
Commitments and contingencies (Note 15)

Stockholders' equity:
Tower International, Inc.'s stockholders' equity
Preferred stock, $0.01 par value, 50,000,000 authorized and 0 issued and outstanding	-	-
Common stock, $0.01 par value, 350,000,000 authorized, 22,317,671 issued and 20,542,397 outstanding at December 31, 2017, and 22,107,402 issued
and 20,359,131 outstanding at December 31, 2016	223	221
Additional paid in capital	344,153	340,623
Treasury stock, at cost, 1,775,274 and 1,748,271 shares
as of December 31, 2017 and December 31, 2016	(36,408)	(35,645)
Accumulated earnings / (deficit)	29,712	(14,021)
Accumulated other comprehensive loss (Note 3)	(67,808)	(83,383)
Total Tower International, Inc.'s stockholders' equity	269,872	207,795
Noncontrolling interests in subsidiaries	-	6,144
Total stockholders' equity	269,872	213,939
Total liabilities and stockholders' equity	$1,260,097	$1,162,523

The accompanying notes are an integral part of these Consolidated Financial Statements.

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share amounts)

	Year Ended December 31,	Year Ended December 31,	Year Ended December 31,
	2017	2016	2015

Revenues	$1,988,046	$1,913,641	$1,796,103
Cost of sales	1,743,511	1,675,232	1,578,231
Gross profit	244,535	238,409	217,872
Selling, general, and administrative expenses	118,061	131,552	124,459
Amortization expense (Note 3)	443	449	249
Restructuring and asset impairment charges, net (Note 5)	10,735	5,389	7,819
Operating income	115,296	101,019	85,345
Interest expense	13,735	21,618	23,847
Interest income	330	614	125
Other expense	575	6,481	-
Income before provision for income taxes, and income / (loss) from discontinued operations	101,316	73,534	61,623
Provision / (benefit) for income taxes (Note 9)	55,434	17,246	(123,844)
Income from continuing operations	45,882	56,288	185,467
Income / (loss) from discontinued operations, net of tax (Note 6)	1,853	(17,008)	10,324
Net income	47,735	39,280	195,791
Less: Net income attributable to the noncontrolling interests	110	701	1,739
Net income attributable to Tower International, Inc.	$47,625	$38,579	$194,052

Weighted average basic shares outstanding	20,498,668	20,864,321	21,093,387
Weighted average diluted shares outstanding	20,828,888	21,222,183	21,408,301

Basic income per share attributable to Tower International, Inc. (Note 11):
Income per share from continuing operations	$2.23	$2.66	$8.71
Income / (loss) per share from discontinued operations	0.09	(0.82)	0.49
Net income attributable to Tower International, Inc. per share	2.32	1.85	9.20

Diluted income per share attributable to Tower International, Inc. (Note 11):
Income per share from continuing operations	$2.20	$2.62	$8.58
Income / (loss) per share from discontinued operations	0.09	(0.80)	0.48
Net income attributable to Tower International, Inc. per share	2.29	1.82	9.06

Dividends declared per share	$0.45	$0.41	$0.10

The accompanying notes are an integral part of these Consolidated Financial Statements.

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME / (LOSS)
(Amounts in thousands)

	Year Ended December 31,
	2017	2016	2015

Net income	$47,735	$39,280	$195,791
Other comprehensive income / (loss), net of tax:
Foreign currency translation adjustments, net of tax expense / (benefit) of ($10 million), $2.5 million, and $7.8 million	19,602	(4,401)	(35,095)
Change in defined benefit plans, net of tax expense / (benefit) of $0.8 million, $0.7 million, and ($0.2 million)	723	1,030	(312)
Unrealized loss on qualifying cash flow hedge, net of tax expense / (benefit) of ($2.8 million), $0 million, and $0 million	(4,698)	-	-
Other comprehensive income / (loss), net of tax	15,627	(3,371)	(35,407)
Comprehensive income	63,362	35,909	160,384
Less: Comprehensive income / (loss) attributable to noncontrolling interests	162	221	(90)
Comprehensive income attributable to Tower International, Inc.	$63,200	$35,688	$160,474

The accompanying notes are an integral part of these Consolidated Financial Statements.

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year Ended December 31,
	2017	2016	2015

OPERATING ACTIVITIES:
Net income	$47,735	$39,280	$195,791
Less: Income / (loss) from discontinued operations, net of tax	1,853	(17,008)	10,324
Income from continuing operations	45,882	56,288	185,467

Adjustments required to reconcile income from continuing operations to net cash provided by continuing operating activities:
Deferred income tax provision	46,126	9,546	(130,964)
Depreciation and amortization	77,284	72,469	72,542
Non-cash share-based compensation	2,219	2,455	2,322
Pension income, net of contributions	(11,512)	(1,999)	(14,116)
Change in working capital and other operating items	4,740	(1,051)	(13,838)
Net cash provided by continuing operating activities	$164,739	$137,708	$101,413
INVESTING ACTIVITIES:
Cash disbursed for purchases of property, plant, and equipment, net	$(104,153)	$(116,283)	$(119,749)
Proceeds from disposition of China JVs, net	15,944	4,546	-
Acquisition, net of cash	-	-	(21,740)
Net cash used in continuing investing activities	$(88,209)	$(111,737)	$(141,489)

FINANCING ACTIVITIES:
Proceeds from borrowings	$599,888	$581,833	$125,290
Repayments of borrowings	(604,716)	(587,146)	(133,116)
Repayments on Term Loan Credit Facility	-	(50,000)	(25,000)
Debt financing costs	(4,747)	-	-
Original issuance discount	(1,808)	-	-
Proceeds from termination of cross currency swaps	-	-	32,377
Dividend payment to Tower shareholders	(9,221)	(8,570)	(2,111)
Proceeds from stock options exercised	1,313	305	204
Purchase of treasury stock	(763)	(19,578)	(6,551)
Noncontrolling interest dividends and other activity	-	-	(2,633)
Net cash used in continuing financing activities	$(20,054)	$(83,156)	$(11,540)
Discontinued operations:
Net cash from discontinued operating activities	$2,468	$6,032	$15,586
Net cash from / (used in) discontinued investing activities	(2,591)	(3,589)	41,809
Net cash from / (used in) discontinued financing activities	291	(3,441)	(11,361)
Net cash from / (used in) discontinued operations	$168	$(998)	$46,034

Effect of exchange rate changes on continuing cash and cash equivalents	$4,256	$(623)	$(5,508)

NET CHANGE IN CASH AND CASH EQUIVALENTS	$60,900	$(58,806)	$(11,090)

CASH AND CASH EQUIVALENTS:
Beginning of period	$62,788	$121,594	$132,684

End of period	$123,688	$62,788	$121,594

Supplemental Cash Flow Information:
Interest paid, net of amounts capitalized	$22,168	$18,837	$20,253
Income taxes paid	9,233	7,561	6,545
Non-cash Investing Activities:
Capital expenditures in liabilities for purchases of property, plant, and equipment	$22,347	$14,172	$17,896

The accompanying notes are an integral part of these Consolidated Financial Statements.

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY/(DEFICIT)
(Amounts in thousands, except per share data)

							Total
							Stockholders'
						Accumulated	Equity/(Deficit)
						Other	Attributable to
			Additional		Accumulated	Comprehensive	Tower	Noncontrolling
	Common Stock		Paid-in	Treasury	Earnings	Income	International,	Interest	Total Equity
	Units/Shares	Amount	Capital	Stock	/ (Deficit)	(Loss)	Inc.	Amount	(Deficit)
Balance at December 31, 2014	20,752,226	$214	$335,338	$(9,516)	$(235,971)	$(46,914)	$43,151	$56,627	$99,778
Net income	-	-	-	-	194,052	-	194,052	1,739	195,791
Other comprehensive income / (loss)	-	-	-	-	-	(33,578)	(33,578)	(1,829)	(35,407)
Total comprehensive income	-	-	-	-	-	-	160,474	(90)	160,384
Vesting of RSUs	592,907	6	(6)	-	-	-	-	-	-
Stock options exercised	17,321	-	204	-	-	-	204	-	204
Treasury stock	(250,844)	-	-	(6,551)	-	-	(6,551)	-	(6,551)
Share-based compensation expense	-	-	2,328	-	-	-	2,328	-	2,328
Dividend paid	-	-	-	-	(2,111)	-	(2,111)	-	(2,111)
Noncontrolling interest sold	-	-	-	-	-	-	-	(46,984)	(46,984)
Noncontrolling interest dividends - Wuhu	-	-	-	-	-	-	-	(329)	(329)
Balance at December 31, 2015	21,111,610	$220	$337,864	$(16,067)	$(44,030)	$(80,492)	$197,495	$9,224	$206,719
Net income	-	-	-	-	38,579	-	38,579	701	39,280
Other comprehensive income / (loss)	-	-	-	-	-	(2,891)	(2,891)	(480)	(3,371)
Total comprehensive income	-	-	-	-	-	-	35,688	221	35,909
Vesting of RSUs	77,912	1	(1)	-	-	-	-	-	-
Stock options exercised	25,670	-	305	-	-	-	305	-	305
Treasury stock	(856,061)	-	-	(19,578)	-	-	(19,578)	-	(19,578)
Share-based compensation expense	-	-	2,455	-	-	-	2,455	-	2,455
Dividend paid	-	-	-	-	(8,570)	-	(8,570)	-	(8,570)
Noncontrolling interest sold	-	-	-	-	-	-	-	-	-
Noncontrolling interest dividends - Wuhu	-	-	-	-	-	-	-	(3,301)	(3,301)
Balance at December 31, 2016	20,359,131	$221	$340,623	$(35,645)	$(14,021)	$(83,383)	$207,795	$6,144	$213,939
Net income	-	-	-	-	47,625	-	47,625	110	47,735
Other comprehensive income / (loss)	-	-	-	-	-	15,575	15,575	52	15,627
Total comprehensive income	-	-	-	-	-	-	63,200	162	63,362
Vesting of RSUs	101,478	1	(1)	-	-	-	-	-	-
Stock options exercised	108,791	1	1,312	-	-	-	1,313	-	1,313
Treasury stock	(27,003)	-	-	(763)	-	-	(763)	-	(763)
Share-based compensation expense	-	-	2,219	-	-	-	2,219	-	2,219
Dividend paid	-	-	-	-	(9,221)	-	(9,221)	-	(9,221)
Cumulative effect of the adoption of ASU No. 2016-09	-	-	-	-	5,329	-	5,329	-	5,329
Noncontrolling interest sold	-	-	-	-	-	-	-	(6,306)	(6,306)
Balance at December 31, 2017	20,542,397	$223	$344,153	$(36,408)	$29,712	$(67,808)	$269,872	$(0)	$269,872

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Nature of Business

Tower International, Inc. and its subsidiaries (collectively referred to as the “Company” or “Tower International”), is a leading integrated global manufacturer of engineered automotive structural metal components and assemblies, primarily serving original equipment manufacturers (“OEMs”), including Ford, Volkswagen Group, Fiat-Chrysler, Volvo, Nissan, Daimler, Toyota, BMW, and Honda. Products include body structures, assemblies and other chassis, structures, and lower vehicle systems and suspension components for small and large cars, crossovers, pickups, and sport utility vehicles. Including both wholly owned subsidiaries and majority owned subsidiaries, the Company has strategically located production facilities in the United States, Germany, Belgium, Slovakia, Italy, Poland, Mexico, and the Czech Republic, supported by engineering and sales locations in the United States, Germany, Italy, Japan, China, and India.

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

The results of the Company’s Changchun Tower Golden Ring Automotive Products Co., Ltd. (“TGR”), Xiangtan DIT Automotive Products Co. Ltd. (“Xiangtan”), Tower Automotive Company, Ltd. (“Wuhu”) and Tower DIT Automotive Products Co., Ltd. (“Ningbo”) joint ventures in China along with all of the Company’s Brazilian operations are presented as discontinued operations in the Company’s Consolidated Financial Statements, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 205, Discontinued Operations.  Refer to Note 6 for additional information regarding the Company’s discontinued operations.

Accounting Pronouncements

Recently Adopted

Stock Compensation

In March 2016, the FASB issued Accounting Standard Update (“ASU”) No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for employee share-based payment transactions. This ASU was effective for annual reporting periods beginning after December 15, 2016, and interim periods therein. Upon adoption in the first quarter of 2017, the Company recorded a cumulative adjustment for previously unrecognized tax benefits to accumulated earnings / (deficit) of approximately $5.3 million.

Inventory

In July 2015, the FASB issued ASU No. 2015-11, Inventory: Simplifying the Measurement of Inventory, which requires entities that measure inventory using first-in, first-out (“FIFO”) or average cost, to measure inventory at the lower of cost and net realizable value. This ASU was effective prospectively for annual periods beginning after December 15, 2016, and interim periods therein. The Company adopted this ASU in the first quarter of 2017, with no material financial statement impact.

Pending Adoption

Hedge Accounting

On August 28, 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.  This ASU is designed to better align hedge accounting with an organization’s risk management activities in the financial statements. In addition, this ASU simplifies the application of hedge accounting guidance in areas where practice issues exist. This ASU is effective for interim and annual periods after December 15, 2018. Early adoption is permitted, and requires that the effect of adoption should be reflected as of the beginning of the fiscal year of adoption. The Company is currently evaluating the effects that this ASU may have on its Consolidated Financial Statements and is considering early adoption in 2018. As of December 31, 2017, the Company estimates that the cumulative effect adjustment from Accumulated Other Comprehensive Income (“AOCI”) to accumulated earnings that would be recognized upon adoption would be $5.1 million. This adjustment will ensure that the resulting AOCI balance represents the cumulative change in the hedging instruments’ fair value since hedge inception, less any amounts that should have been recognized in earnings under this ASU.

Retirement Benefits

On March 10, 2017, the FASB issued ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This ASU is designed to increase the transparency and usefulness of information about defined benefit costs for pension plans and other post-retirement benefit plans presented in employer financial statements. This ASU is effective for interim and annual periods after December 15, 2017. Early adoption is allowed, and requires that the guidance be applied retrospectively to all prior periods. Effective October 1, 2006, the Company’s pension plan was frozen and the Company ceased accruing any additional benefits; as such, the Company does not expect a material financial statement impact related to the adoption of this ASU during the first quarter of 2018.

Goodwill Impairment

On January 26, 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment. This ASU simplifies the accounting for goodwill impairments by eliminating step 2 from the goodwill impairment test, and is effective for annual and any interim impairment tests for periods beginning after December 15, 2019. Early adoption of the ASU is allowed for all entities beginning with any goodwill impairment test occurring and performed after January 1, 2017. The Company does not expect a material financial statement impact related to the adoption of this ASU.

Revenue Recognition

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (ASC 606). This ASU outlines a single comprehensive model for entities to utilize to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that will be received in exchange for the goods and services. Additional disclosures will also be required to enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB deferred the effective date of this standards update to fiscal years beginning after December 15, 2017, with early adoption permitted on the original effective date of fiscal years beginning after December 15, 2016. In 2016, the FASB issued ASU No. 2016-08, ASU No. 2016-10, ASU No. 2016-12, ASU No. 2016-20, all of which amend the implementation guidance and illustrations in the new revenue standard.

The Company will adopt the new revenue standards in its first quarter of 2018 utilizing the modified retrospective transition method. To assess the impact of the new standard, the Company analyzed the standard's impact on customer contracts, comparing its historical accounting policies and practices to the requirements of the new standard, and identifying potential differences from application of the new standard's requirements. The Company reviewed all material contracts and related agreements with customers and confirmed that the performance obligations do not change under ASC No. 606. The Company currently accounts for pre-production costs under ASC 340, Other Assets and Deferred Costs, as a cost reimbursement and will continue to follow this model. In addition, the Company considered all relevant commercial variables to identify transaction consideration and has concluded there is not a material change in the determination of transaction pricing. Therefore, the Company has concluded that the adoption of the new revenue standards will not have a material impact on its Consolidated Financial Statements as the method for recognizing revenue subsequent to the implementation of ASC No. 606 will not vary significantly from the revenue recognition practices under current GAAP.

There are certain considerations related to internal control over financial reporting that are associated with implementing the new guidance under ASC No. 606 and the Company is currently implementing the necessary changes to its control framework for revenue recognition. Disclosure requirements under the new guidance in ASC No. 606 have been significantly expanded in comparison to the disclosure requirements under the current guidance. The Company is currently concluding its assessment of the new disclosure requirements and is in the process of drafting disclosures for both interim and annual periods in 2018 under ASC No. 606.

Leases

In February 2016, the FASB issued ASU 2016-02, Leases. This ASU introduces a lessee model that brings most leases on the balance sheet. The new standard establishes a right-of-use model (“ROU”) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as financing or operating, with balance sheet classification affecting the pattern and classification of expense recognition in the income statement.

This ASU is effective for annual periods beginning after December 15, 2018, and interim periods within those fiscal years. The Company expects to adopt the new standard on its effective date. A modified retrospective transition approach is required for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the Consolidated Financial Statements, with certain practical expedients available.

The Company expects that this standard will have a material effect on its Consolidated Financial Statements. The Company is currently evaluating significant contracts and assessing the potential impacts. Based on the assessments performed thus far, the Company believes that it has certain manufacturing equipment leases currently classified as operating leases that will be classified as finance leases under the new standard. As of December 31, 2017, the Company estimates that the ROU asset and liability associated with these leases would be approximately $72 million. This estimate is based upon the present value of the remaining minimum lease payments for equipment that is subject to lease agreements as of December 31, 2017.

In addition, the Company has numerous real estate and equipment leases currently classified as operating that the Company believes will continue to be classified as operating under the new standard. The Company expects that the ROU assets and liabilities associated with these leases will be material, but has not yet quantified the total balance sheet impact for these leases.

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

d. Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is determined by the first-in, first-out method. Maintenance, repair, and non-productive inventory, which are considered consumables, are expensed when acquired and included in the Consolidated Statements of Operations as cost of sales. Inventories consist of the following (in thousands):

	December 31, 2017	December 31, 2016
Raw materials	$33,929	$31,993
Work in process	16,112	14,721
Finished goods	28,704	24,996
Total inventory	$78,745	$71,710

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

The components of capitalized tooling costs are as follows (in thousands):

	December 31, 2017	December 31, 2016
Customer-owned tooling, net	$63,456	$87,934
Company-owned tooling	277	-
Total tooling, net	$63,733	$87,934

Any gain recognized, which is defined as the excess of reimbursement over cost, is amortized over the life of the program. If estimated costs are expected to be in excess of reimbursement, a loss is recorded in the period in which the loss is estimated.

f. Property, Plant, and Equipment

Property, plant, and equipment are recorded at cost, less accumulated depreciation. Depreciation expense was $76.9 million, $72.1 million, and $72.3 million for the years ended December 31, 2017, 2016, and 2015, respectively. Depreciation is computed using the straight-line method over the following estimated useful lives of assets:

Buildings and improvements	32 to 40 years
Machinery and equipment	3 to 20 years

Leasehold improvements are amortized over the shorter of ten years or the remaining lease term at the date of acquisition of the leasehold improvement.

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

Property, plant, and equipment consist of the following (in thousands):

	December 31,	December 31,
	2017	2016
Cost:
Land	$18,085	$16,607
Buildings and improvements	215,271	177,156
Machinery and equipment	981,212	837,632
Construction in progress	79,144	93,018
Property, plant, and equipment, gross	1,293,712	1,124,413
Less: accumulated depreciation	(758,440)	(658,844)
Property, plant, and equipment, net	$535,272	$465,569

The Company recorded capitalized interest on its construction in progress of $4.3 million, $3 million, and $2 million during the years ended December 31, 2017, 2016, and 2015, respectively.

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

Asset retirement obligations are included in other non-current liabilities in the Consolidated Balance Sheets. The following table reconciles the Company’s asset retirement obligations as of December 31, 2017 and 2016 (in thousands):

	December 31,	December 31,
	2017	2016
Beginning balance	$17,384	$16,800
Liabilities incurred	3,802	890
Accretion expense	1,393	1,384
Liabilities settled	-	(114)
Change in estimate	(5,025)	(1,576)
Ending balance	$17,554	$17,384

The changes in estimate for the years ended December 31, 2017 and 2016 relate primarily to revisions of the expected settlement dates for certain leased facilities.

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

i. Goodwill and Other Intangible Assets

Goodwill represents the excess of the cost of an acquisition over the fair value of net assets acquired. Goodwill is not amortized, but it is tested for impairment on, at a minimum, an annual basis. In accordance with FASB ASC No. 350, Intangibles—Goodwill and Other, a two-step process is utilized in reviewing for impairment. The first step in the process requires the identification of reporting units and comparison of the fair value of each reporting unit to its respective carrying value. If the carrying value of a unit is less than its fair value, no impairment is deemed to exist and step 2 is not necessary. If the carrying value of a unit is greater than its fair value, step 2 is required. The second step in the impairment review process requires the computation of impairment by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of its goodwill. In accordance with FASB ASC No. 350, which requires goodwill be tested for impairment annually and at the same time each year, the Company performs an annual impairment review each year at year-end. The Company will also test goodwill for impairment when an event occurs or circumstances change such that it is reasonably possible that impairment may exist.

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

The results of the Company’s 2017 annual goodwill impairment analysis indicated that the fair value of the Europe and North America reporting units were in excess of carrying value: thus, no impairment existed at December 31, 2017.

The results of the Company’s 2016 annual goodwill impairment analysis indicated that the fair value of the Europe and North America reporting units were in excess of carrying value; thus, no impairment existed at December 31, 2016.

The change in the carrying amount of goodwill is set forth below by reportable segment and on a consolidated basis (in thousands):

	Europe	North America	Consolidated
Balance at December 31, 2015	$50,890	$8,450	$59,340
Currency translation adjustment	(1,597)	(1,360)	(2,957)
Balance at December 31, 2016	49,293	7,090	56,383
Currency translation adjustment	6,948	334	7,282
Balance at December 31, 2017	$56,241	$7,424	$63,665

The Company recorded a $3.6 million intangible asset during the third quarter of 2015 related to the acquisition of a facility in Mexico. This intangible asset has a definite life and is being amortized on a straight-line basis over seven years, the estimated life of the related asset, which approximates the recognition of related revenues.

The Company incurred amortization expense related to intangible assets of $0.4 million, $0.4 million, and $0.2 million for the years ended December 31, 2017, 2016, and 2015, respectively.

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

At December 31, 2017, the carrying value and estimated fair value of the Company’s total debt was $389.4 million and $392.1 million, respectively. At December 31, 2016, the carrying value and estimated fair value of the Company’s total debt was $390.6 million and $394.2 million, respectively. The majority of the Company’s debt at December 31, 2017 and 2016 was comprised of the Term Loan Credit Facility, which can be traded between financial institutions. Accordingly, this debt has been classified as Level 2. The fair value was determined based upon quoted values. The remainder of the Company’s debt, primarily consisting of foreign subsidiary indebtedness, is asset-backed and is classified as Level 3. As this debt carries variable rates and minimal credit risk, the book values approximate the fair values.

The Company has foreign currency exchange hedges and an interest rate swap that were measured at fair value on a recurring basis at December 31, 2017 and 2016. These instruments are recorded in other assets, net or other non-current liabilities in the Company’s Consolidated Balance Sheets and the fair value is measured using Level 2 observable inputs such as foreign currency exchange rates, swap rates, cross currency basis swap spreads and interest rate spreads. At December 31, 2017, the foreign currency exchange hedge (net investment hedge of our European subsidiaries) and the interest rate swap had liability fair values of $27 million and $8.9 million respectively. At December 31, 2016, the foreign currency exchange hedge (net investment hedge of our European subsidiaries) had a liability fair value of $5 million. The interest rate swap (not designated for hedge accounting in 2016) had a liability fair value of $2.5 million.

The following table provides each major category of assets and liabilities measured at fair value on a nonrecurring basis during the year ended December 31, 2017 (in millions):

	Quoted prices in active	Significant other	Significant
	markets for identical	observable	unobservable
	assets	inputs	inputs
	Level 1	Level 2	Level 3	Total gains / (losses)
Long-lived assets held for sale	Not applicable	Not applicable	$4.3	$(0.3)

In accordance with FASB ASC No. 360, Property, Plant, & Equipment, the long-lived assets held for sale related to the Ningbo joint venture in China, with a carrying amount of $4.6 million were written down to their fair value of $4.3 million, resulting in a loss of $0.3 million, which was included in the Company’s Consolidated Statements of Operations for the twelve months ended December 31, 2017 as income / (loss) from discontinued operations, net of tax. The fair value of the assets was determined based upon consideration of the negotiated sales price in the sales agreement.

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

For the year ended December 31, 2015, in accordance with FASB ASC No. 360, Property, Plant, & Equipment, long-lived assets of the Xiangtan joint venture, with a carrying amount of $9.3 million, were adjusted to their fair value of $13.4 million, resulting in a gain of $4.1 million, which is included in income / (loss) from discontinued operations, net of tax for the year ended December 31, 2015. This gain represents the reversal of a portion of the impairment loss recorded in 2014. The fair value of the assets was determined based upon consideration of the negotiated sales price in the sales agreement.

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

Changes in tax laws and rates could also affect recorded deferred tax assets and liabilities in the future. The Company recorded a one-time deferred tax expense of $27.2 million in the fourth quarter of 2017 in order to revalue the Company’s U.S. deferred tax assets to the new lower U.S. Federal statutory rate of 21% due to U.S. Tax Reform.

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

n. Segment Reporting

The Company determines its reportable segments based upon the guidance in FASB ASC No. 280, Segment Reporting. The Company defines its operating segments as components of its business where separate financial information is available. Based on these criteria,  the Company has determined that it has two reportable segments, Europe and North America.

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

r. Accumulated Other Comprehensive Income / (Loss)

The following table presents the components of accumulated other comprehensive loss (in thousands):

	As of December 31, 2017	As of December 31, 2016
Foreign currency translation adjustments, net of tax of $0.1 million and $10.1 million	$(24,861)	$(44,411)
Defined benefit plans, net of tax of $15 million and $14.2 million	(38,249)	(38,972)
Unrealized loss on qualifying cash flow hedge,
net of tax (benefit) of ($2.8 million) and $0 million	(4,698)	-
Accumulated other comprehensive loss	$(67,808)	$(83,383)

The following table presents the changes in accumulated other comprehensive loss, net of tax, by component for the year ended December 31, 2017 (in thousands):

	Unrealized Losses		Foreign Currency
	on Qualifying	Defined Benefit	Translation
	Cash Flow Hedge	Plans	Adjustments	Total
Balance at December 31, 2016	$-	$(38,972)	$(44,411)	$(83,383)
Other comprehensive income / (loss) before reclassification	(4,698)	723	19,550	15,575
Net current-period other comprehensive income / (loss)	(4,698)	723	19,550	15,575
Balance at December 31, 2017	$(4,698)	$(38,249)	$(24,861)	$(67,808)

The following table presents the changes in accumulated other comprehensive loss, net of tax, by component for the year ended December 31, 2016 (in thousands):

		Foreign Currency
	Defined Benefit	Translation
	Plans	Adjustments	Total
Balance at December 31, 2015	$(40,002)	(40,490)	$(80,492)
Other comprehensive income / (loss) before reclassification	1,030	(3,921)	(2,891)
Net current-period other comprehensive income / (loss)	1,030	(3,921)	(2,891)
Balance at December 31, 2016	$(38,972)	$(44,411)	$(83,383)

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

Note 5.  Restructuring and Asset Impairment Charges

As of December 31, 2017, the Company has executed various restructuring plans and may execute additional plans in the future to realign manufacturing capacity to prevailing global automotive production and to improve the utilization of remaining facilities. Estimates of restructuring charges are based on information available at the time such charges are recorded. Due to the inherent uncertainty involved in estimating restructuring expenses, actual amounts paid for such activities may differ from amounts initially recorded. Accordingly, the Company may record revisions of previous estimates by adjusting previously established reserves.

Restructuring Charges

Net restructuring and asset impairment charges for each of the Company’s segments include the following (in thousands):

	Year Ended December 31,
	2017	2016	2015
Europe	$1,948	$117	$231
North America	8,787	5,272	7,588
Consolidated	$10,735	$5,389	$7,819

The following table sets forth the Company’s net restructuring and asset impairment charges by type for the periods presented (in thousands):

	Year Ended December 31,
	2017	2016	2015
Employee termination costs	$9,499	$811	$260
Other exit costs	1,236	4,578	7,559
Total restructuring expense	$10,735	$5,389	$7,819

The charges incurred during 2017,  2016, and 2015 primarily related to the following actions:

2017 Actions

During the year ended December 31, 2017, the charges incurred in the North America and Europe segments related to severance charges to reduce corporate overhead and ongoing maintenance expense of facilities closed as a result of prior actions. During 2017, the Company took numerous actions to better align the management teams to the remaining footprint of the continuing operations. These actions included a shift in composition of the executive leadership team as well as certain changes within the Corporate and Regional management teams. All estimated costs related to these actions have been recorded during 2017.

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

Restructuring Reserve

The following table summarizes the activity in the restructuring reserve, which is included in the Consolidated Balance Sheets in accrued liabilities, by segment, for the above-mentioned actions through December 31, 2017 (in thousands):

	Europe	North America	Consolidated
Balance at December 31, 2015	$99	$213	$312
Payments	(124)	(710)	(834)
Increase in liability	117	694	811
Balance at December 31, 2016	$92	$197	$289
Payments	(1,063)	(3,678)	(4,741)
Increase in liability	1,948	7,551	9,499
Balance at December 31, 2017	$977	$4,070	$5,047

Except as disclosed in the table above, the Company does not anticipate incurring additional material cash charges associated with the actions described above. The increase in the restructuring reserve set forth in the table above does not agree with the restructuring charges for the period, as certain items are expensed as incurred related to the actions described.

The restructuring reserve increased during the year ended December 31, 2017,  reflecting primarily accruals for severance, offset partially by payments related to 2017 restructuring actions and prior accruals. The restructuring reserve decreased during the year ended December 31, 2016, reflecting primarily payments of other exit costs related to prior accruals, offset partially by accruals for severance.

During the year ended December 31, 2017, the Company incurred payments related to prior accruals in Europe of $1.1 million and in North America of $3.7 million. During the year ended December 31, 2016, the Company incurred payments related to prior accruals in Europe of $0.1 million and in North America of $0.7 million.

Note 6.  Discontinued Operations and Assets Held for Sale

The following table discloses select financial information of the discontinued operations of the Company’s Chinese joint ventures and Brazilian operations (in thousands):

	Year Ended December 31,
	2017	2016	2015
Revenues	$77,915	$119,786	$245,680
Gain / (loss) from sale of discontinued operations	(2,596)	-	18,806
Income / (loss) from discontinued operations:
Income / (loss) before provision for income taxes and
equity in income / (loss) of joint venture	2,245	(14,494)	11,764
Provision for income taxes	392	2,514	1,394
Equity in loss of joint venture, net of tax	-	-	46
Income / (loss) from discontinued operations, net of tax	$1,853	$(17,008)	$10,324

China Joint Ventures

On December 6, 2015, the Company completed the sale of its equity interest in its Xiangtan joint venture. The sale agreement provided for the repayment of $9.9 million of the Company’s shareholder loans to the joint venture, and the purchase of the Company’s equity in the joint venture for $3.5 million, net of tax.

On December 31, 2015, the Company completed the sale of its equity interest in its TGR joint venture. The sale agreement provided for the purchase of the Company’s equity in the joint venture for $29.4 million, and the payment of a dividend of $14.8 million, net of tax.

In October of 2016, the Company entered into an agreement to sell its Wuhu joint venture. The sale agreement provided for the purchase of the Company’s equity in the joint venture for approximately $21 million, net of tax. The Company received proceeds of $4.5 million in the fourth quarter of 2016. On May 9, 2017, the Company completed the sale of its equity interest in Wuhu. During the second quarter of 2017, the Company received total net proceeds of $15.9 million related to the sale, which resulted in a total sales price that was less than the carrying value of the net assets of Wuhu. In addition, the Company incurred certain transaction related costs; therefore, a net loss of $2.6 million was recorded in the second quarter of 2017.

Xiangtan, TGR, and Wuhu have been presented as discontinued operations in the Company’s Consolidated Financial Statements, in accordance with FASB ASC No. 205, Discontinued Operations.

Also, in October of 2016, the Company entered into an agreement to sell its Ningbo joint venture.  The agreement is subject to Chinese government approval. The sale agreement provided for purchase of the Company’s equity in the joint venture for approximately $4 million, net of tax. The Company anticipates that this transaction will close in the first quarter of 2018.

As of December 31, 2017, the Company’s China joint venture in Ningbo has been presented as discontinued operations, and is considered held for sale in accordance with FASB ASC No. 360, Property, Plant, and Equipment, and FASB ASC No. 205, Discontinued Operations.

Brazil Operations

On December 21, 2015, the Company sold one of its two operations in Brazil. Net cash proceeds from this sale were $9.5 million. During the second quarter of 2016, the Company’s Board of Directors approved a plan to sell the Company’s remaining business operations in Brazil. At December 31, 2017, the remaining Brazilian business operations are considered held for sale in accordance with FASB ASC No. 360, Property, Plant, and Equipment, and presented as discontinued operations in the Consolidated Financial Statements, in accordance with FASB ASC No. 205, Discontinued Operations.

The following table summarizes assets and liabilities held for sale by category (in thousands):

	December 31, 2017	December 31, 2016

ASSETS
Current assets	$24,024	$59,137
Property, plant, and equipment, net	29,239	47,640
Other assets, net	9,387	13,575
Fair value adjustment	(18,400)	(18,100)
Total assets held for sale	$44,250	$102,252

LIABILITIES
Short-term debt and current maturities of capital lease obligations	$1,129	$2,792
Accounts payable and accrued liabilities	11,877	43,661
Total current liabilities	13,006	46,453

Long-term debt, net of current maturities	1,223	2,393
Other non-current liabilities	3,107	4,464
Total non-current liabilities	4,330	6,857
Total liabilities held for sale	$17,336	$53,310

Note 7.  Debt

Short-Term Debt

Short-term debt consists of the following (in thousands):

	December 31, 2017	December 31, 2016
Current maturities of debts (excluding capital leases)	$36,500	$33,277
Current maturities of capital leases	5,548	934
Total short-term debt	$42,048	$34,211

Long-Term Debt

Long-term debt consists of the following (in thousands):

	December 31, 2017	December 31, 2016
Term Loan Credit Facility (net of discount of $2,288 and $827)	$356,501	$361,798
Other foreign subsidiary indebtedness	32,885	28,777
Debt issue costs	(8,148)	(6,066)
Total debt	381,238	384,509
Less: Current maturities of debts (excluding capital leases)	(36,500)	(33,277)
Total long-term debt	$344,738	$351,232

Future maturities of long-term debt as of December 31, 2017 are as follows (in thousands):

2018	$36,500
2019	3,615
2020	3,615
2021	3,615
2022	3,615
2023	3,615
2024	334,811
Thereafter	-
Total	$389,386
Less: Debt issue costs	(8,148)
Total, net of debt issue costs	$381,238

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

On February 2, 2015 the Company made a $25 million voluntary repayment on its Term Loan Credit Facility. In connection with this prepayment, the Company accelerated the amortization of the original issue discount and the associated debt issue costs by $0.4 million in the first quarter of 2015.

On January 15, 2016, the Company made a $50 million voluntary repayment on its Term Loan Credit Facility. In connection with this prepayment, the Company accelerated the amortization of the original issue discount and the associated debt issue costs by $0.7 million in the first quarter of 2016.

As of December 31, 2017, the outstanding principal balance of the Term Loan Credit Facility was $356.5 million (net of a remaining $2.3 million original issue discount) and the effective interest rate was 4.19% per annum.

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

Advances under the Amended Revolving Credit Facility bear interest at an alternate base rate plus a base rate margin or LIBOR plus a Eurodollar margin. The applicable margins are determined by the Company’s Total Net Leverage Ratio (as defined in the Fourth Amended Revolving Credit Facility Agreement). As of December 31, 2017, the applicable margins were 1.50% per annum and 2.50% per annum for base rate and LIBOR based borrowings, respectively. Borrowings outstanding under our Amended Revolving Credit Facility may vary significantly from time to time, depending on our cash needs at any given time. Our Amended Revolving Credit Facility matures on March 7, 2022.

The Amended Revolving Credit Facility is guaranteed by the Company on an unsecured basis and is guaranteed by certain of the Company’s other direct and indirect domestic subsidiaries on a secured basis. The Amended Revolving Credit Facility is secured (i) by a first priority security interest in certain assets of the Borrower and the Subsidiary Guarantors, including accounts, inventory, chattel paper, cash, deposit accounts, securities accounts, machinery, equipment and real property and all contract rights, and records and proceeds relating to the foregoing and (ii) on a second priority basis to all other assets of the Borrower and the Subsidiary Guarantors. The Borrower’s and each Subsidiary Guarantor’s pledge of such assets as security for the obligations under the Amended Revolving Credit Facility is evidenced by a Revolving Credit Security Agreement dated as of March 17, 2017, among the Borrower, the guarantors party thereto, and the Agent.

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

As of December 31, 2017,  there was $192 million of borrowing availability under the Amended Revolving Credit Facility, of which no borrowings were outstanding and $8 million letters of credit were outstanding.

Other Foreign Subsidiary Indebtedness

As of December 31, 2017, other foreign subsidiary indebtedness of $32.9 million consisted of receivables factoring in Europe.

The change in foreign subsidiary indebtedness from December 31, 2016 to December 31, 2017 is explained by the following (in thousands):

Europe
Balance at December 31, 2016	$28,777
Maturities of indebtedness	(7,377)
Change in borrowings on credit facilities, net	7,429
Foreign exchange impact	4,057
Balance at December 31, 2017	$32,885

Generally, borrowings of foreign subsidiaries are made under credit agreements with commercial lenders and are used to fund working capital and other operating requirements.

Europe

As of December 31, 2017, the receivables factoring facilities balance available to the Company was $32.9 million (€27.4 million), of which the entire amount was drawn. These are uncommitted, demand facilities which are subject to termination at the discretion of the banks and bear interest rates based upon the average three month EURIBOR plus a spread ranging from 2.50% to 3.00%. The effective annual interest rates as of December 31, 2017 ranged from 2.17% to 2.67%, with a weighted average interest rate of 2.49% per annum. Any receivables factoring under these facilities is with recourse and is secured by the accounts receivable factored. These receivables factoring transactions are recorded in the Company’s Consolidated Balance Sheets in short-term debt and current maturities of capital lease obligations.

As of December 31, 2017,  the secured line of credit balance available to the Company was $12 million (€10 million), of which no borrowings were outstanding. During the fourth quarter of 2017, the Company extended the maturity date one year from October 2017 to October 2018. The facility bears an interest rate based on the EURIBOR plus a spread of 1.15%. The facility is secured by certain accounts receivable related to customer funded tooling, real estate, and other assets and are subject to negotiated prepayments upon the receipt of funds from completed customer projects.

During the fourth quarter of 2017, the Company's European subsidiaries replaced its asset-based revolving credit facility with a new bank. As of December 31, 2017, the balance available to the Company was $42 million  (€35 million),  of which no borrowings were outstanding. Advances under this facility bear interest at the three month EURIBOR plus a margin or at EONIA plus a margin. The applicable margin is determined by the Company's total net leverage ratio as defined in the debt agreement. The applicable margin as of December 31, 2017 was 1.95%. The Company is required to pay a commitment fee at a rate equal to 0.6825% per annum on the average daily unused total revolving credit commitment. This facility has a maturity date of November 2022. Availability on the credit facility is determined based upon the appraised value of certain machinery, equipment, and real estate, subject to a borrowing base availability limitation and customary covenants.

The facility that it replaced had an interest rate based upon the one month LIBOR plus a spread of 3.00% to 4.00% and had a maturity date of October 2017.  The Company paid a commitment fee at a rate equal to 0.50% per annum on the average daily unused total revolving credit commitment. Availability on the credit facility was determined based upon the appraised value of certain machinery, equipment, and real estate, subject to a borrowing base availability limitation and customary covenants.

Covenants

As of December 31, 2017, the Company was in compliance with all financial covenants that govern its credit agreements.

Capital Leases

The Company had the following capital lease obligations as of the dates presented (in thousands). These capital lease obligations expire in March 2018:

	December 31, 2017	December 31, 2016
Current maturities of capital leases	$5,548	$934
Non-current maturities of capital leases	-	4,863
Total capital leases	$5,548	$5,797

Debt Issue Costs

The Company had debt issuance costs, net of amortization, of $8.2 million and $6.1 million as of December 31, 2017 and December 31, 2016, respectively. These amounts are reflected in the Consolidated Balance Sheets as a direct deduction from long-term debt, net of current maturities, rather than as an asset, in accordance with ASU No. 2015-03,  Simplifying the Presentation of Debt Issuance Costs.

The Company incurred interest expense related to the amortization of debt issue costs of $2.1 million, $2.9 million, and $2.4 million for the years ended December 31, 2017,  2016, and 2015, respectively.

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

On August 31, 2017, the Company amended certain of its variable rate to fixed rate interest rate swaps, for a portion of the Company’s Term Loan, entered into on March 7, 2017. The U.S. dollar notional amount remained the same at $186.1 million, the fixed interest rate was changed from 5.628% to 5.878% per annum for certain swaps, and the maturity date remained at March 7, 2024. The fair value of the swap will fluctuate with changes in interest rates. This amendment was considered a termination event per FASB ASC No. 815, Derivatives and Hedging; therefore, the balance within AOCI will be frozen and recognized in results of operations over the remaining term of the hedged transaction. As of December 31, 2017, $7 million was recorded in AOCI and $0.4 million was recognized in interest expense during the year ended December 31, 2017.

At December 31, 2017 (when the U.S. dollar / Euro exchange spot rate was $1.2009)  and December 31, 2016 (when the U.S. dollar / Euro exchange spot rate was $1.0516), the following amounts were recorded in the Consolidated Balance Sheets as being receivable from or payable to counterparties under FASB ASC No. 815, Derivatives and Hedging (in thousands):

	Location	December 31, 2017	December 31, 2016
Net investment hedge	Other non-current liabilities	$27,001	$4,993
Interest rate swap	Other non-current liabilities	8,918	2,451

All derivative instruments are recorded at fair value. Effectiveness for net investment and cash flow hedges is initially assessed at the inception of the hedging relationship and on a quarterly basis thereafter. To the extent that derivative instruments are deemed to be effective, changes in the fair value of derivatives are recognized in the Consolidated Balance Sheets as AOCI, and to the extent they are ineffective or were not designated as part of a hedge transaction, they are recorded in the Consolidated Statements of Operations as interest expense, net. The cross currency swap qualifies as a net investment hedge of the Company’s European subsidiaries. The interest rate swap qualifies as a cash flow hedge of the interest payments related to the Company’s Term Loan. Prior to March 7, 2017, the Company had not accounted for the interest rate swap as a cash flow hedge, and all changes in fair value were recognized in the Consolidated Statements of Operations as interest expense, net.

The following table presents deferred gains / (losses) reported in AOCI at December 31, 2017 and December 31, 2016, respectively (in thousands):

	Deferred gain / (loss) in AOCI
	Year Ended December 31,
	2017	2016
Net investment hedge	$9,849	$35,699
Interest rate hedge	(7,537)	-
Total	$2,312	$35,699

Derivative instruments held during the period resulted in the following expense recorded in income during the year ended December 31, 2017 and December 31, 2016, respectively (in thousands):

	(Income) / expense recognized
	(ineffective portion)
	Year Ended December 31,
	2017	2016
Net investment hedge	$(3,841)	$2,548
Interest rate swap	(1,070)	(141)
Total	$(4,911)	$2,407

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

The summary of income / (loss) before provision for income taxes and noncontrolling interests consisted of the following (in thousands):

	Year Ended December 31,
	2017	2016	2015
Domestic	$78,361	$36,812	$32,998
Foreign	22,955	36,722	28,625
Total	$101,316	$73,534	$61,623

The provision / (benefit) for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2017	2016	2015
Current:
Domestic – Federal	$439	$152	$487
Domestic – State	(249)	1,179	346
Foreign	9,118	6,369	6,287
Total	9,308	7,700	7,120
Deferred and other:
Domestic – Federal	42,675	6,564	(117,582)
Domestic – State	537	882	(11,540)
Foreign	2,914	2,100	(1,842)
Total	46,126	9,546	(130,964)
Total provision / (benefit) for income taxes	$55,434	$17,246	$(123,844)

A reconciliation of income tax expense from continuing operations and the U.S. federal statutory income tax expense were as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Taxes at U.S. Federal statutory rate	$35,461	$25,737	$21,568
State tax expense	187	1,511	1,036
Foreign tax rate differential	(473)	(1,950)	(2,575)
Valuation allowance	4,767	1,517	(121,082)
Permanent differences	(1,873)	(2,132)	659
U.S. Tax Reform - Deferred Tax Asset Revaluation	27,163	-	-
Foreign withholding taxes	-	(231)	765
Increase / (decrease) in uncertain tax positions	1,021	772	275
U.S. taxes on foreign earnings	-	-	(3,500)
Tax credits	(10,365)	(7,855)	(23,136)
Other	(454)	(123)	2,146
Total income tax expense / (benefit)	$55,434	$17,246	$(123,844)

On December 22, 2017, the Tax Cuts and Jobs Act (the “TCJA”) was enacted into federal law. The Company has recorded tax expense of $27.2 million in the fourth quarter of fiscal 2017, primarily due to the remeasurement of its net deferred tax assets.

Deferred income taxes are primarily provided for temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities. The tax effects of each type of temporary difference and carryforward that give rise to a significant portion of deferred tax assets / (liabilities) are summarized as follows (in thousands):

	December 31,	December 31,
	2017	2016
Deferred income tax assets are attributable to:
Net operating loss carryforwards and tax credits	$106,069	$111,423
Non-deductible reserves and other accruals	25,733	35,728
Accrued pension and postretirement benefit obligations	13,148	24,341
Hedging	9,020	1,897
Capitalized leases	4,276	7,696
Other	1,848	1,962
Total gross deferred income tax assets	160,094	183,047
Less: valuation allowance	(54,660)	(44,535)
Net deferred income tax assets	$105,434	$138,512
Deferred income tax liabilities are attributable to:
Deferred cancellation of indebtedness income	(2,236)	(6,912)
Prepaid tooling development costs	(7,784)	-
Long lived assets	(17,186)	(24,549)
Total gross deferred income tax liabilities	(27,206)	(31,461)
Net deferred income tax asset / (liability)	$78,228	$107,051

As of December 31, 2017 and 2016, the amount of valuation allowance that existed was $54.7 and $44.5 million respectively. The valuation allowance increased $10.2 million due to U.S. tax reform affecting the potential realizability of the Company's foreign tax credits. The Company also established a valuation allowance on one of its European subsidiary's deferred tax assets in the third quarter due to cumulative losses at this entity. The Company continually monitors all available evidence to determine if sufficient future taxable income will be generated to utilize the existing deferred tax assets. The Company also continues to maintain valuation allowances in certain international jurisdictions, and certain state tax credits, which the Company anticipates will expire before the Company can utilize them.

As of December 31, 2017, the Company has U.S. net operating loss (“NOL”) carryforwards of $81.1 million that expire during the years 2030 through 2033, state NOL carryforwards of $13.6 million and state credit carryforwards of $23.3 million that expire during the years 2018 to 2035. The Company also has tax credit carryforwards of $45.1 million related to federal research, alternative minimum tax and foreign tax credits.

The Company’s international subsidiaries have NOL carryforwards of $99.9 million and other local income tax NOL carryforwards of $5.9 million at December 31, 2017, many of which are unlimited, while others expire as soon as 2018.

The TCJA includes significant changes to the U.S. corporate income tax system. Among other items, the TCJA lowers the corporate income tax rate to 21% from the current 35% and creates a new modified territorial tax system exempting foreign profits from U.S. taxation with some exceptions. The TCJA also requires a one-time deemed repatriation of accumulated foreign earnings for the year ended December 31, 2017. To determine the amount of the deemed repatriation and any associated repatriation tax, the Company must determine, in addition to other factors, the amount of post-1986 profits or losses of each foreign subsidiary, as well as the amount of foreign income taxes paid on such profits or losses. The Company has made a reasonable estimate that no transition tax is due; however, this represents a provisional estimate. The Company is gathering additional information to more precisely compute the amount of its deemed repatriation, if any. The Company does not believe U.S. tax law imposing minimum income taxes on foreign excess returns or base erosion earnings stripping payments to foreign affiliates will have any impact on the Company.

The Company has not made a provision for foreign income or withholding taxes related to investments in foreign subsidiaries that are indefinitely reinvested. Any excess of the amount for financial reporting over the tax basis in these investments is not significant as of December 31, 2017.

Unrecognized Tax Benefits

A reconciliation of the beginning and ending amounts of unrecognized tax benefits are as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Unrecognized tax benefit – January 1	$6,040	$11,379	$12,218
Increase in prior year tax positions	247	-	-
Decrease in prior year tax positions	-	(3,714)	-
Increase in current year tax positions	1,679	1,483	2,866
Audit settlements	(793)	(1,531)	(2,504)
Lapse in statute of limitations	(277)	(340)	(296)
Foreign currency translation	351	(303)	(905)
Liabilities held for sale	-	(934)	-
Total	$7,247	$6,040	$11,379

Included in the balance of unrecognized tax benefits at December 31, 2017, 2016, and 2015 are $7.2 million, $6 million, and $10.3 million, respectively, of tax benefits that, if recognized, would affect the effective tax rate. These amounts are primarily associated with uncertainty over qualifying research expenses that generate U.S. Federal research credits and U.S. transfer pricing charges to foreign affiliates. Also included in the balance of unrecognized tax benefits at December 31, 2017, 2016 and 2015 are $5.6 million, $4.4 million, and $3.7 million, respectively, of tax benefits that, if recognized, would result in adjustments to other tax accounts, primarily deferred taxes.

The Company recognizes interest and penalties related to tax benefits as income tax expense. As of December 31, 2017, 2016 and 2015, the Company accrued for the payment of income tax related interest and penalties $0.2 million, $0.2 million and $1.4 million, respectively. The amount of interest and penalty tax expense /or (benefit) was ($0.1) million, ($0.7) million and $0.4 million for the years ended December 31, 2017, 2016, and 2015, respectively.

The Company completed an IRS audit of tax year 2015 in the year 2017 which resulted in no tax adjustments. There are no further IRS audits scheduled. The U.S. statute of limitation extends to the 2008 tax year because the net operating loss carryforward deductions from this year have not been fully utilized. The Company is under audit in Germany for tax years 2013-2015. In October 2016, the German Federal Fiscal Court ruled against the Company's appeal of disallowed interest deductions taken in tax years 2004 and 2005. The court ruled the interest payments made by the Company’s German subsidiary to its parent were non-deductible dividends. The Company was fully reserved for its position. The Company believes appropriate provisions for all outstanding tax issues have been made for all jurisdictions and all open years.

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

The Company’s funding policy is to annually contribute amounts to the Pension Plan’s related trust, sufficient to meet the minimum funding requirements of the Employee Retirement Income Security Act of 1974 (“ERISA”) and the Internal Revenue Code of 1986 (the “Code”). The Company expects minimum contribution requirements to the Pension Plan of $6.1 million during 2018. Benefit payments under the Pension Plan are estimated to be $17.3 million, $17.4 million, $16.8 million, $16.7 million, and $16.9 million for the years ending December 31, 2018, 2019, 2020, 2021, and 2022, respectively, for a total of $85.1 million during that five-year period. Aggregate benefit payments under the Pension Plan for the years 2023 through 2027 are estimated to be $78.4 million.

The following table provides a reconciliation of the changes in the fair value of Pension Plan assets and the change in the projected benefit obligation (in thousands):

	Year Ended	Year Ended
	December 31,	December 31,
	2017	2016
Reconciliation of fair value of Pension Plan assets:
Fair value of assets, beginning of period	$186,473	$185,458
Actual return	28,660	13,453
Employer contributions	8,600	7,646
Expenses paid from Pension Plan assets	(3,491)	(2,823)
Benefits paid	(18,720)	(17,261)
Fair value of assets, end of period	$201,522	$186,473
Change in projected benefit obligation:
Projected benefit obligation, beginning of period	$248,100	$251,079
Service cost	19	21
Interest cost	7,493	7,708
Actuarial (gain)/loss	12,443	6,553
Benefits paid	(18,720)	(17,261)
Projected benefit obligation, end of period	$249,335	$248,100
Funded status of the Pension Plan	$(47,813)	$(61,627)

At December 31, 2017 and 2016, the funded status of the Pension Plan is recorded as pension liability in the Consolidated Balance Sheets.

At the December 31, 2017 and 2016 measurement dates, the accumulated benefit obligation of the Pension Plan was approximately $249 million and $248 million, respectively.

The following table presents the components of the net periodic pension benefit cost / (income) of the Pension Plan (in thousands):

	2017	2016	2015
Service cost	$19	$21	$27
Interest cost	7,493	7,708	7,624
Expected return on plan assets	(10,329)	(10,316)	(12,056)
Amortization of prior service credit	(95)	(95)	(95)
Actuarial loss	-	8,330	9,066
Net periodic benefit cost/(income)	$(2,912)	$5,648	$4,566

Pre-tax amounts recognized in other comprehensive income / (loss) for the years ended December 31, 2017, 2016, and 2015 consist of the following (in thousands):

	Year Ended December 31,
	2017	2016	2015
Unrecognized gain/(loss)	$2,398	$2,091	$(1,938)
Amortization of prior service credit	(95)	(95)	(95)
Amount recognized	$2,303	$1,996	$(2,033)

The following table summarizes the amounts included in accumulated other comprehensive loss, net of tax, related to the Pension Plan (in thousands):

	As of December 31,
	2017	2016
Unrecognized loss	$(22,777)	$(25,175)
Net prior service credit	1,665	1,760
Deferred tax impact	(13,919)	(13,036)
Accumulated other comprehensive loss	$(35,031)	$(36,451)

The significant assumptions used in measuring the Company’s projected benefit obligation at the December 31, 2017 and 2016 measurement dates are as follows:

	Year Ended December 31,
	2017	2016
Discount rate	3.42%	3.84%
Annual rate of increase in compensation	4.5%	4.5%

The assumptions used in determining net periodic benefit cost are shown below:

	Year Ended December 31,
	2017	2016	2015
Discount rate	3.84%	4.01%	3.65%
Expected long-term rate of return on plan assets	7.4%	7.4%	7.4%
Annual rate of increase in compensation	4.5%	4.5%	4.5%

The present value of the Company’s projected benefit obligation is calculated annually with the assistance of third party actuaries. The discount rates used in the calculations are established based upon the results of a yield curve analysis, which calculates a yield to maturity that mirrors the timing and amounts of future benefit payments. The Company utilizes a full yield curve approach in the estimation of these components by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows.

The Company invests the assets of the Pension Plan in a diversified portfolio, which consists of an array of asset classes and attempts to maximize returns while minimizing volatility. The allocation of Pension Plan assets at December 31, 2017 and 2016, as well as the Company’s 2017 target allocations, are as follows:

	Year Ended December 31,
Asset Classes:	2017	2016	2017 Target
Equity securities	45%	55%	50%
Non-equity investments	12%	12%	5%
Fixed income investments	34%	23%	40%
Cash and cash equivalents	2%	2%	-%
Real estate	7%	8%	5%
Total	100%	100%	100%

The expected long-term rate of return on the Pension Plan’s assets assumptions are based upon modeling studies completed with the assistance of the Company’s actuaries and investment consultants. The models take into account inflation, asset class returns, and bond yields for both domestic and foreign markets. These studies, along with the history of returns for the Pension Plan, indicate that expected future returns, weighted by asset allocation, supported an expected long-term asset return assumption of 7.4% for 2017 and 2016.

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

The following table summarizes the Pension Plan assets measured at fair value as of December 31, 2017 and 2016 (in millions). Refer to Note 3 for definitions of Level 1, 2, and 3 financial instruments within the fair value hierarchy and the methods and assumptions used to estimate the fair value of marketable securities.

	Fair Value Measurements at December 31, 2017
		Quoted Prices in	Significant	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Asset Classes	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$3	$2	$1	$-
Equity securities	91	-	91	-
Mutual funds(a)	26	16	10	-
Corporate bonds	51	-	51	-
Government bonds	17	-	17	-
Equity long/short hedge funds(b)	-	-	-	-
Real estate investment funds	14	-	-	14
Total	$202	$18	$170	$14

	Fair Value Measurements at December 31, 2016
		Quoted Prices in	Significant	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Asset Classes	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$4	$4	$-	$-
Equity securities	101	-	101	-
Mutual funds(a)	23	15	8	-
Corporate bonds	27	-	27	-
Government bonds	16	-	16	-
Equity long/short hedge funds(b)	1	-	-	1
Real estate investment funds	14	-	-	14
Total	$186	$19	$152	$15

 __________

(a)This category consists of mutual fund investments that are focused on fixed income and international equity securities.

(b)This category includes hedge funds that invest both long and short in a variety of U.S. and international equities and currencies. Management of the hedge funds has the ability to shift investments from value to growth strategies, from small to large capitalization stocks, and from a net long position to a net short position.

For Pension Plan assets with fair value measurements using significant unobservable inputs (Level 3), reconciliations of beginning and ending balances are as follows (in millions):

Equity Long/Short
Hedge Funds
Balance at December 31, 2015	$32
Redemptions	(31)
Balance at December 31, 2016	$1
Return on plan assets held at the reporting date	-
Redemptions	(1)
Balance at December 31, 2017	$-

Real Estate
Investment Funds
Balance at December 31, 2015	$14
Return on plan assets held at the reporting date	2
Purchases	1
Redemptions	(3)
Balance at December 31, 2016	$14
Return on plan assets held at the reporting date	-
Purchases	-
Redemptions	-
Balance at December 31, 2017	$14

Defined Contribution Retirement Plans

The Company sponsors various qualified defined contribution retirement plans. Each plan serves a defined group of employees and has varying levels of Company contributions. The Company’s contributions to certain plans may be required by the terms of the Company’s collective bargaining agreements. During 2017,  2016, and 2015, the Company contributed $6.2 million, $5.6 million, and $5.4 million, respectively, to its defined contribution retirement plans.

Retirement Plans of Non-U.S. Operations

In certain circumstances, the Company may provide severance benefits to employees whose employment is terminated under a written agreement. The amount of benefits depends upon the length of service of the employee and whether the termination was voluntary or at the request of the Company. During 2017,  2016, and 2015, the Company recorded expenses associated with these non-U.S. plans of $1.2 million, $1.1 million, and $1 million, respectively.

Other Postretirement Plans

Life Insurance Plans

As of July 31, 2007, the Company assumed life insurance benefits for certain U.S. retirees and the benefit plans pursuant to which such life insurance benefits are provided. Expected future life insurance benefit payments amount to $0.7 million, $1 million, $1 million, $1 million, and $1 million for the years ending December 31, 2018, 2019, 2020, 2021, and 2022, respectively, for a total of $4.7 million during the five-year period. Aggregate expected benefit payments for the years 2023 through 2027 are $5.1 million.

The following table provides a reconciliation of the changes in the benefit obligation and funded status of the Company’s life insurance plans (in thousands):

	Year Ended	Year Ended
	December 31,	December 31,
	2017	2016
Reconciliation of fair value of life insurance plan assets:
Fair value of assets, beginning of period	$—	$—
Employer contributions	744	749
Benefits paid	(744)	(749)
Fair value of assets, end of period	$—	$—
Change in benefit obligation:
Benefit obligation, beginning of period	$16,200	$16,012
Service cost	5	5
Interest cost	530	539
Actuarial loss/(gain)	901	393
Benefits paid	(744)	(749)
Benefit obligation, end of period	$16,892	$16,200
Funded status of life insurance plans	$(16,892)	$(16,200)

At December 31, 2017 and 2016, the funded status of the Company’s life insurance plans is recorded as accrued liabilities and other non-current liabilities in the Consolidated Balance Sheets.

The following table provides the components of the net periodic benefit cost of the Company’s life insurance plans for the years ended December 31, 2017,  2016, and 2015 (in thousands):

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2017	2016	2015
Service cost	$5	$5	$7
Interest cost	530	539	529
Amortization of prior service credit	132	132	132
Net periodic benefit cost	$667	$676	$668

Pre-tax amounts recognized in other comprehensive income / (loss) at December 31, 2017,  2016, and 2015 consist of the following (in thousands):

	2017	2016	2015
Net actuarial gain/(loss)	$(901)	$(393)	$1,349
Amortization of prior service cost	132	132	132
Amount recognized	$(769)	$(261)	$1,481

The following table summarizes the amounts included in accumulated other comprehensive loss, net of tax, related to the Company’s life insurance plans (in thousands):

	As of December 31,
	2017	2016
Unrecognized gain/(loss)	$(674)	$227
Net prior service credit	(1,447)	(1,579)
Deferred tax impact	(1,097)	(1,169)
Accumulated other comprehensive loss	$(3,218)	$(2,521)

The present value of the Company’s postretirement benefit obligation is calculated annually with the assistance of third party actuaries. The discount rates used in the calculations are established based upon the results of a yield curve analysis, which calculates a yield to maturity that mirrors the timing and amounts of future benefit payments. The discount rate used to measure the Company’s postretirement benefit obligation in 2017 and 2016 was 3.47% and 3.94%, respectively. The discount rates used to determine the net periodic benefit cost was 3.91%,  4.1%, and 3.76% in 2017,  2016, and 2015, respectively. The measurement dates of the Company’s post retirement plans are December 31 of each year.

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

The Company did not exclude any potentially anti-dilutive shares for the years ended December 31, 2017,  2016, and 2015, respectively.

A summary of the information used to compute basic and diluted net income / (loss) per share attributable to Tower International, Inc. is shown below (in thousands – except share and per share amounts):

	Year Ended December 31,
	2017	2016	2015
Income from continuing operations	$45,882	$56,288	$185,467
Income / (loss) from discontinued operations, net of tax	1,853	(17,008)	10,324
Net income	47,735	39,280	195,791
Less: Net income attributable to the noncontrolling interests	110	701	1,739
Net income attributable to Tower International, Inc.	$47,625	$38,579	$194,052

Basic income / (loss) per share:
Continuing operations	$2.23	$2.66	$8.71
Discontinued operations	0.09	(0.82)	0.49
Net income attributable to Tower International, Inc.	2.32	1.85	9.20
Basic weighted average shares outstanding	20,498,668	20,864,321	21,093,387

Diluted income / (loss) per share:
Continuing operations	$2.20	$2.62	$8.58
Discontinued operations	0.09	(0.80)	0.48
Net income attributable to Tower International, Inc.	2.29	1.82	9.06
Diluted weighted average shares outstanding	20,828,888	21,222,183	21,408,301

The following table presents information regarding our quarterly dividends per common share.

Declaration Date	Cash Amount	Record Date	Payment Date
2017
October 20, 2017	$0.12	November 10, 2017	December 8, 2017
July 21, 2017	0.11	August 10, 2017	September 8, 2017
April 21, 2017	0.11	May 10, 2017	June 9, 2017
January 27, 2017	0.11	February 10, 2017	February 28, 2017
2016
October 21, 2016	0.11	November 10, 2016	December 9, 2016
July 22, 2016	0.10	August 10, 2016	September 9, 2016
April 22, 2016	0.10	May 10, 2016	June 10, 2016
January 29, 2016	0.10	February 10, 2016	February 29, 2016
2015
October 16, 2015	0.10	November 10, 2015	December 10, 2015

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

On April 25, 2014, the Plan was amended and restated and further amended on December 1, 2016. The number of shares of common stock available for issuance pursuant to new awards under the 2010 Equity Incentive Plan was reduced to 850,000 shares. At December 31, 2017,  800,319 shares were available for future grants of options and other types of awards under the 2010 Equity Incentive Plan.

Forfeited shares, in addition to certain other shares, as defined by the Plan, may be re-issued under the Plan up to the maximum amount to be issued.

The following table summarizes the Company’s award activity during the years ended December 31, 2017,  2016, and 2015:

	Options		Restricted Stock Units
		Weighted		Weighted
		Average		Average Grant
Outstanding at:	Shares	Exercise Price	Shares	Date Fair Value
December 31, 2014	517,459	$12.15	200,340	$18.51
Granted	-	-	89,178	26.16
Options exercised or RSUs vested	(17,321)	11.75	(99,811)	15.67
Forfeited	-	-	(2,209)	24.42
December 31, 2015	500,138	$12.17	187,498	$23.59
Granted	-	-	105,468	23.26
Options exercised or RSUs vested	(25,670)	11.90	(77,912)	19.92
Forfeited	-	-	(1,532)	25.26
December 31, 2016	474,468	$12.18	213,522	$24.77
Granted	-	-	106,312	28.09
Options exercised or RSUs vested	(108,791)	12.07	(101,478)	24.99
Forfeited	-	-	(5,335)	25.47
December 31, 2017	365,677	$12.22	213,022	$26.30

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

The Company calculates the weighted average grant date fair value of each option granted using a  Black-Scholes valuation model. There was zero option expense in the years ended December 31,  2017 and 2016 and $0.2 million in the year ended December 31, 2015. As of December 31, 2015, the Company had recognized all of the compensation expense associated with these stock options.

As of December 31, 2017, the Company had an aggregate of 365,677 stock options that had been granted, but had not yet been exercised. As of December 31, 2017, the remaining average contractual life for these options is approximately four years. During the year ended December 31, 2017,  108,791 options were exercised, which had an aggregate intrinsic value of $1.7 million. As of December 31, 2017,  365,677 stock options were exercisable, which had an aggregate intrinsic value of $6.7 million. During the year ended December 31, 2017, no stock options were granted and no stock options were forfeited or expired.

Restricted stock units (“RSUs”)

The grant date fair value of each RSU equals the market price of the Company’s common stock on its date of grant. Compensation expense is recorded at the grant date fair value, less an estimated forfeiture amount, and is recognized on a straight-line basis over the applicable vesting periods.

During the years ended December 31, 2017,  2016, and 2015, the Company recognized an expense of $2.2 million, $2.5 million, and $2.1 million, respectively, relating to all of the RSUs granted. As of December 31, 2017, the Company had $2.1 million of unrecognized compensation expense associated with these RSUs, which will be amortized on a straight-line basis over the next 12 months, on a weighted average basis. The Company’s RSUs generally vest over a three year period.

As of December 31, 2017, the Company had an aggregate of 213,022 RSUs that have been granted, but have not yet vested. During the year ended December 31, 2017,  106,312 RSUs were granted and 5,335 RSUs were forfeited or expired.

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

During 2017, a total of 101,478 RSUs vested, resulting in the issuance of 101,478 shares at a fair value of $2.8 million. This total was reduced by shares repurchased to provide payment for certain individuals’ minimum statutory withholding tax. The Company paid $0.8 million to acquire 27,003 vested shares to cover the minimum statutory withholding taxes. After offsets for withholding taxes, a net total of 74,475 shares of common stock were issued.

The RSUs held on and after November 10, 2015 earn dividend equivalents at the same rate as dividends paid on common stock. Dividend equivalents are subject to the same vesting conditions as the underlying RSUs and, therefore, are not considered participating securities.

Long-Term Compensation

Amended and Restated CEO Employment Agreement

On July 28, 2014, Mark M. Malcolm, the Company’s former President and Chief Executive Officer, entered into an amended and restated employment agreement (the “Agreement”), by which Mr. Malcolm’s employment was extended through December 31, 2016 (the “Retirement Date”). Mr. Malcolm retired from the Company on the Retirement Date. The Agreement provided for a $3 million transition bonus, for the successful delivery to Tower’s Board of Directors of a comprehensive chief executive officer succession and transition plan, and a $3 million retention bonus. These bonus awards were paid in cash, in the amount of $6.3 million, on July 14, 2017, and fall under the guidance of FASB ASC No. 450, Contingencies.  As of December 31, 2017, the Company had no liability remaining relating to these awards.

During the years ended December 31, 2017,  2016, and 2015, the Company recorded expense of $0.3 million, $1.3 million, and $3.1 million related to these awards, respectively.

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

During the years ended December 31, 2017,  2016, and 2015, the Company recorded expense related to these awards of $2.7 million, $8.6 million, and $5.9 million, respectively. At December 31, 2017, the Company had a liability of $6.5 million related to these awards. $3.7 million of this liability is payable in March of 2018 and is presented as other current liabilities in the Consolidated Balance Sheets, while the remaining $2.8 million of this liability is presented as other non-current liabilities in the Consolidated Balance Sheets.

Note 13.  Related Party Transactions

During the year ended December 31, 2017, the Company sold its joint venture in Wuhu, China. Prior to the sale, the Company sold certain products from its Wuhu operations to its joint venture partner, Chery. The sales of these products to Chery were $14.8 million, $70.6 million, and $72.1 million for the years ended December 31, 2017,  2016 and 2015, respectively. The Company’s accounts receivable with Chery at December 31, 2017 and 2016 was zero and $24 million, respectively.

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

The following is a summary of select data for each of the Company’s reportable segments (in thousands):

	Europe	North America	Total
Year Ended December 31, 2017:
Revenues	$664,849	$1,323,197	$1,988,046
Adjusted EBITDA	45,518	164,218	209,736
Capital Expenditures (a)	38,927	65,226	104,153
Total assets (b)	518,679	741,418	1,260,097

Year Ended December 31, 2016:
Revenues	$639,307	$1,274,334	$1,913,641
Adjusted EBITDA	55,314	146,408	201,722
Capital Expenditures (a)	46,380	69,903	116,283
Total assets (b)	476,049	686,474	1,162,523

Year Ended December 31, 2015:
Revenues	$652,600	$1,143,503	$1,796,103
Adjusted EBITDA	57,057	131,252	188,309
Capital Expenditures (a)	21,036	98,713	119,749

(a)	Capital expenditures represent cash disbursed for purchases of property, plant, and equipment, as presented in the accompanying Consolidated Statements of Cash Flows.
(b)	Total assets as of December 31, 2017 and 2016 include assets held for sale.

Inter-segment sales are not significant for any period presented.

The following is a reconciliation of income / (loss) before provision for income taxes and equity in loss of joint venture to Adjusted EBITDA (in thousands):

	Year Ended December 31,
	2017	2016	2015
Net income before provision for income taxes
and income / (loss) from discontinued operations	$101,316	$73,534	$61,623
Restructuring and asset impairment charges, net	10,735	5,389	7,819
Depreciation and amortization	77,284	72,469	72,542
Acquisition costs and other	425	422	805
Long-term compensation expense	5,996	14,093	12,680
Interest expense, net	13,405	21,004	23,722
Other expense	575	6,481	-
Pension actuarial loss	-	8,330	9,118
Adjusted EBITDA	$209,736	$201,722	$188,309

The following is a summary of revenues and long-lived assets by geographic location (in thousands):

	Year Ended and End of Year December 31,
	2017		2016		2015
		Long-Lived		Long-Lived		Long-Lived
	Revenues	Assets	Revenues	Assets	Revenues	Assets
Germany	$301,743	$82,013	$281,700	$77,418	$288,081	$67,154
Belgium	131,015	36,327	136,693	16,892	141,835	20,382
Slovakia	109,945	52,965	111,767	40,690	127,750	45,036
Italy	120,190	41,419	104,144	37,786	106,382	34,368
Other Europe	100,172	13,588	88,849	11,668	73,918	12,638
U.S.	1,273,441	305,127	1,222,120	276,892	1,115,763	243,324
Mexico	49,755	4,110	52,203	4,223	27,686	4,985
Intercompany eliminations	(98,215)	-	(83,835)	-	(85,312)	-
Total	$1,988,046	$535,549	$1,913,641	$465,569	$1,796,103	$427,887

Revenues are attributed to geographic locations based on the location of specific production. Long-lived assets consist of net property, plant, and equipment and company-owned tooling.

The following is a summary of the approximate composition of the Company’s revenues, by product category (in thousands):

	Year Ended December 31,
	2017	2016	2015
Body structures and assemblies	51%	51%	60%
Complex body-in-white assemblies	26%	29%	24%
Chassis, lower vehicle structures, and suspension components	23%	20%	16%
Total	100%	100%	100%

The Company sells its products directly to automotive manufacturers. The following table presents a summary of customers that accounted for 10% or more of consolidated revenues in any of the three years ended December 31:

	2017	2016	2015
Ford	35%	32%	25%
Fiat - Chrysler	20%	21%	24%
Volkswagen Group	11%	11%	12%
Nissan	10%	8%	7%

All customers that accounted for 10% or more of consolidated revenues from the table above are customers in the automotive industry; therefore, the Company is subject to a concentration of credit risk.

Note 15.  Commitments and Contingencies

Leases

The Company leases office space, manufacturing space, and certain equipment under noncancellable lease agreements, which require the Company to pay maintenance, insurance, taxes, and other expenses, in addition to rental payments. The Company has entered into leasing commitments with lease terms expiring between the years 2017 and 2026. The Company has options to extend the terms of certain leases in future periods. The properties covered under these leases include manufacturing and office equipment and facilities. Rent expense for all operating leases totaled $25.4 million, $23 million, and $24.3 million during the years ended December 31, 2017,  2016, and 2015, respectively.

Future minimum capital and operating lease payments at December 31, 2017 are as follows (in thousands):

	Operating	Capital
Year	Leases	Leases
2018	$35,103	$5,613
2019	34,350	-
2020	27,514	-
2021	22,132	-
2022	20,318	-
Thereafter	30,719	-
Total future lease payments	$170,136	$5,613
Less: amount representing interest		(65)
Present value of minimum lease payments		$5,548

Purchase Commitments

As of December 31, 2017, the Company was obligated under executory purchase orders for approximately $122.8 million of tooling, $86.8 million of capital expenditures, and $9.2 million of other expenditures.

As of December 31, 2017, the Company has issued bank guarantees in the aggregate amount of $41 million related to progress payments received for the procurement of certain customer-owned tooling, of which the Company has funded $32.9 million during the year ended December 31, 2017 and expects to procure the remaining balance during the first half of 2018.

Environmental Matters

The Company owns properties which have been affected by environmental releases. The Company is actively involved in investigation and/or remediation at several of these locations.

Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. The established liability for environmental matters is based upon management’s best estimates, on an undiscounted basis, of expected investigation/ remediation costs related to environmental contamination. It is possible that actual costs associated with these matters will exceed the environmental reserves established by the Company. Inherent uncertainties exist in the estimates, primarily due to unknown environmental conditions, changing governmental regulations, and legal standards regarding liability and evolving technologies for handling site remediation and restoration. At December 31, 2017 and 2016, the Company had approximately $1.3 million and $1.4 million, respectively, accrued for environmental matters.

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

Note 16.  Change in Working Capital and Other Operating Items

The following table summarizes the sources / (uses) of cash provided by changes in working capital and other operating items for continuing operations (in thousands):

	Year Ended December 31,
	2017	2016	2015
Accounts receivable	$(61,068)	$45,485	$(18,551)
Inventories	(7,036)	(5,063)	(6,317)
Prepaid tooling and other current assets	24,542	(34,782)	(20,815)
Accounts payable and accrued liabilities	56,818	7,417	27,116
Other assets and liabilities	(8,516)	(14,108)	4,729
Change in working capital and other operating items	$4,740	$(1,051)	$(13,838)

Note 17.  Quarterly Financial Data (Unaudited)

The following table summarizes select quarterly financial data (in thousands):

				Net Income/(Loss)	Diluted
				Attributable	Earnings/
			Net Income/	to Tower	(Loss) per
Quarter	Net Sales	Gross Profit	(Loss)	International, Inc.	Share
2017
1st	$497,590	$56,779	$17,413	$17,345	$0.83
2nd	489,925	61,597	19,258	19,216	0.92
3rd(a)	462,372	58,753	14,931	14,931	0.72
4th(b)	538,159	67,406	(3,867)	(3,867)	(0.19)
Full Year	$1,988,046	$244,535	$47,735	$47,625	2.29

2016
1st	$489,194	$57,089	$8,384	$8,378	$0.39
2nd(c)	505,131	62,142	(4,752)	(4,841)	(0.23)
3rd	457,042	60,236	18,275	18,157	0.86
4th(d)	462,274	58,942	17,373	16,885	0.81
Full Year	$1,913,641	$238,409	$39,280	$38,579	1.82

___________

(a)	During the third quarter of 2017, net income included $2.4 million deferred tax expense to establish a valuation allowance on certain European deferred tax assets.
(b)

During the fourth quarter of 2017, net income included deferred tax expense of $27.2 million related to the revaluation of U.S. deferred tax assets due to a reduction in the federal income tax rate as a result of U.S. Tax Reform.

(c)	During the second quarter of 2016, net income included an impairment loss in discontinued operations of $18.1 million.
(d)	During the fourth quarter of 2016, net income included an actuarial pension loss of $8.3 million.

Note 18. Subsequent Events

On February 20, 2018, the Company entered into an equipment leasing and interim funding agreement that provides for a facility not to exceed $92.6 million. The Company currently expects to fund approximately $75 - $85 million of machinery and equipment purchases through this facility. The facility bears an interest rate equal to one month LIBOR plus 3% with interest based upon the amount of machinery and equipment funded by the lessor. At the end of the funding period, the Company will enter into a six year lease at the then prevailing market terms.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

James C. Gouin, our Chief Executive Officer ("CEO"), and Jeffrey L. Kersten, our Chief Financial Officer ("CFO"), have performed an evaluation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of December 31, 2017 and each has concluded that such disclosure controls and procedures were effective at a reasonable assurance level to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms and such information is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow for timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2017.  The assessment was based on criteria established in the framework “Internal Control – Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2017.

The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which follows.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Tower International, Inc.

Livonia, MI

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Tower International, Inc. and subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2017, of the Company and our report dated February 28, 2018, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ DELOITTE & TOUCHE LLP

Detroit, MI

February 28, 2018

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting during the quarter ended December 31, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

On February 27, 2018, the Compensation Committee (the “Compensation Committee”) of the Board of Directors of the Company approved amendments to the employment agreements between Tower Automotive Operations USA I, LLC (“Tower USA”) and each of Pär Malmhagen, our President, and Jeffrey Kersten, our Chief Financial Officer.  The amendments, which are intended to align the employment agreements of Messrs. Malmhagen and Kersten with the employment agreements between Tower USA and each of James C. Gouin, our Chief Executive Officer, and Michael Rajkovic, our Chief Operating Officer, provide that all outstanding equity-based awards granted to them under the Company’s equity incentive plan, including performance-based incentives payable in cash and/or shares of our common stock, will become fully vested upon a change in control of the Company.

On February 27, 2018, the Compensation Committee also approved a modified form of performance award agreement for employees of the Company.

Copies of the amendatory agreements to the employment agreements between Tower USA and Messrs. Malmhagen and Kersten, and amended form of performance award agreement, are attached as Exhibits 10.60, 10.61 and 10.62, respectively, to this report.

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance

The information required by Item 10 regarding executive officers and directors is incorporated by reference from the information under the captions “Directors and Executive Officers” and “The Board of Directors” in the Company’s definitive Proxy Statement for the 2018 Annual Meeting of the Stockholders (the “Proxy Statement”), or will be filed by amendment. The information required by Item 10 regarding the audit committee and audit committee financial expert disclosure is incorporated by reference from the information under the caption “The Board of Directors - Committees of the Board of Directors” and “Audit Committee Matters” in the Proxy Statement, or will be filed by amendment.

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

Equity Compensation Plan Information – The following table provides information about our equity compensation plans as of December 31, 2017.

	Number of Securities		Number of Securities
	to be Issued Upon	Weighted-Average	Remaining Available
	Exercise of	Exercise Price of	for Future Issuance
	Outstanding Options,	Outstanding Options,	Under Equity
Plan Category	Warrants, and Rights	Warrants, and Rights	Compensation Plans
Equity compensation plans approved by security	578,699	$17.40	800,319
holders
Equity compensation plans not approved by	N/A	N/A	N/A
security holders
Total	578,699	$17.40	800,319

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

Audited Financial Statements for the Three Years Ended December 31, 2017:

(2)  Financial Statement Schedules:

(a) Schedule II:

SCHEDULE II

Valuation and Qualifying Accounts for the years ended December 31, 2017, 2016, and 2015 (in thousands)

Column A	Column B	Column C		Column D		Column E
		Additions
	Balance at	Charged to	Charged to			Balance at
	Beginning of	Costs and	Other			End of
Description	Year	Expenses	Accounts	Deductions		Year
Year Ended December 31, 2017
Allowance for doubtful accounts	$961	$533	$-	$(109)	(a)	$1,385
Deferred tax asset valuation allowance	44,535	7,767	2,358	-		54,660
Year Ended December 31, 2016
Allowance for doubtful accounts	$1,277	$304	$-	$(620)	(a)	$961
Deferred tax asset valuation allowance	37,094	1,517	5,924	-		44,535
Year Ended December 31, 2015
Allowance for doubtful accounts	$1,181	$644	$-	$(547)	(a)	$1,277
Deferred tax asset valuation allowance	167,761	(121,082)	(9,586)	-		37,094

_______________

(a)	Write off of uncollectible accounts and collections of past due accounts.

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

10.3†

Registrant’s Compensation Agreement with Paul Radkoski (filed as Exhibit 10.31 to the Registrant’s Registration Statement on Form S-1 as originally filed on March 4, 2010 (No. 333-165200) and incorporated herein by reference).

10.4	Form of Indemnification Agreement (filed as Exhibit 10.24 to Amendment No. 8 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).

10.5†	Form of 2010 Equity Incentive Plan (filed as Exhibit 10.28 to Amendment No. 9 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).

10.6†	Form of Restricted Stock Award Agreement (filed as Exhibit 10.29 to Amendment No. 8 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).

10.7†	Form of Restricted Stock Unit Award Agreement (filed as Exhibit 10.30 to Amendment No. 8 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).

10.8†

Form of Restricted Stock Unit Award Agreement (filed as Exhibit 10.30.1 to Amendment No. 8 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).

10.9†

Form of Nonqualified Stock Option Grant Agreement (filed as Exhibit 10.31 to Amendment No. 8 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).

10.10†

Form of Nonqualified Stock Option Grant Agreement (filed as Exhibit 10.31.1 to Amendment No. 8 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).

10.11†	Form of Incentive Stock Option Grant Agreement (filed as Exhibit 10.32 to Amendment No. 8 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).

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

10.14††

Lease Agreement, dated as of April 10, 2002, by and among Module (DE) Limited Partnership, Tower Automotive Products Company, Inc. and Tower Automotive Tool LLC (filed as Exhibit 10.37 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).

10.15

Amendment No. 1 to Lease Agreement, dated as of November 15, 2002, by and among Module (DE) Limited Partnership, Tower Automotive Products Company, Inc. and Tower Automotive Tool LLC (filed as Exhibit 10.38 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).

10.16††

Amendment No. 2 to Lease Agreement, dated as of July 31, 2007, by and among Module (DE) Limited Partnership, Tower Automotive Products Company, Inc. and Tower Automotive Tool LLC (filed as Exhibit 10.39 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).

10.17††

Lease Agreement, dated as of April 10, 2002, by and among Chassis (DE) Limited Partnership, Tower Automotive Products Company, Inc. and Tower Automotive Tool LLC (filed as Exhibit 10.40 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).

10.18

Amendment No. 1 to Lease Agreement, dated as of October 9, 2002, by and among Chassis (DE) Limited Partnership, Tower Automotive Products Company, Inc. and Tower Automotive Tool LLC (filed as Exhibit 10.41 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (No. 333-165200) and incorporated herein by reference).

10.19††

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

10.21†††

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

10.22†††

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

10.23	Registrant’s Employment Agreement with Par Malmhagen (filed as Exhibit 10.65 to the Registrant’s Quarterly Report on Form 10-Q filed August 7, 2012 and incorporated herein by reference).

10.24

Stock Purchase Agreement between Tower Automotive Holdings Asia B.V., Tower Automotive International Holdings B.V., and SJ Holdings, Inc. (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed January 2, 2013 and incorporated herein by reference).

10.25†	Form of 2012 Bonus Plan (filed as Exhibit 10.67 to the Registrant’s Current Report on Form 10-K filed March 7, 2013 and incorporated herein by reference).

10.26†

Employment Agreement, dated as of March 4, 2013, between Tower Automotive Operations USA I, LLC and James Bernard (filed as Exhibit 10.71 to the Registrant’s Current Report on Form 10-K filed March 7, 2013 and incorporated herein by reference).

10.27†

Employment Agreement, dated as of March 4, 2013, between Tower Automotive Operations USA I, LLC and William Cook (filed as Exhibit 10.72 to the Registrant’s Current Report on Form 10-K filed March 7, 2013 and incorporated herein by reference).

10.28†

Amendment to Employment Agreement, dated as of March 4, 2013, between Tower Automotive Holding GmbH and Par Malmhagen (filed as Exhibit 10.73 to the Registrant’s Current Report on Form 10-K filed March 7, 2013 and incorporated herein by reference).

10.29†	Form of Performance Award Agreement (filed as Exhibit 10.74 to the Registrant’s Current Report on Form 10-K filed March 7, 2013 and incorporated herein by reference).

10.30

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

10.31

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

10.32

Second Amended and Restated ABL Security Agreement dated as of June 19, 2013 among Tower Automotive Holdings USA, LLC, the guarantors named therein and JPMorgan Chase Bank, N.A., as Agent for the Lenders (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed June 20, 2013 and incorporated herein by reference).

10.33

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

10.34

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

10.35

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

10.36†	Form of Performance Award Agreement (filed as Exhibit 10.65 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014 and incorporated herein by reference).

10.37†

Second Amended and Restated Employment Agreement, dated as of July 28, 2014, between Tower Automotive Operations USA I, LLC and Mark M. Malcolm (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed July 28, 2014 and incorporated herein by reference).

10.38

Third Amended and Restated Revolving Credit and Guaranty Agreement, by and among Tower Automotive Holdings USA, LLC, Tower International, Inc., Tower Automotive Holdings I, LLC, Tower Automotive Holdings II(a), LLC, Tower Automotive Holdings II (b), LLC, the subsidiary guarantors named therein, the financial institutions from time to time party thereto as Lenders, and JPMorgan Chase Bank, N.A. as Issuing Lender, as Swing Line Lender, and as Administrative Agent for the Lenders. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed September 19, 2014 and incorporated herein by reference).

10.39

Revolving Credit Security Agreement, dated as of September 17, 2014, among Tower Automotive Holdings USA, LLC, the guarantors named therein, and JPMorgan Chase Bank, N.A. as Agent for the Lenders (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed September 19, 2014 and incorporated herein by reference).

10.40†

Second Amended and Restated Employment Agreement, dated as of August 31, 2016, between Tower Automotive Operations USA I, LLC and James C. Gouin (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated September 1, 2016 and incorporated herein by reference).

10.41†

Agreement to Extend Employment Term and Increase Base Salary, dated as of December 21, 2015, between Tower Automotive Operations USA I, LLC and James Bernard (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 21, 2015 and incorporated herein by reference).

10.42†

Second Amendment to the Service Agreement for Managing Director, dated as of December 21, 2015 between Tower Automotive Holding GmbH and Pӓr O.H. Malmhagen (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed December 21, 2015 and incorporated herein by reference).

10.43†

Form of Restricted Stock Unit Award Agreement for directors (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 and incorporated herein by reference).

10.44†

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

10.46†

Amendment to the Tower International, Inc. 2010 Equity Incentive Plan (filed as Exhibit 10.71 to the Registrant’s Annual Report on Form 10-K filed February 28, 2017 and incorporated herein by reference).

10.47†

Letter Agreement between Mark Malcolm and the Company, dated January 10, 2017 (filed as Exhibit 10.72 to the Registrant’s Annual Report on Form 10-K filed February 28, 2017 and incorporated herein by reference).

10.48†

Second Amended and Restated Employment Agreement, dated as of January 19, 2017, between Tower Automotive Operations USA I, LLC and Michael Rajkovic (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated January 20, 2017 and incorporated herein by reference).

10.49†

Employment Agreement, dated as of January 19, 2017, between Tower Automotive Operations USA I, LLC and Pӓr O.H. Malmhagen (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated January 20, 2017 and incorporated herein by reference).

10.50

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

10.51

Amended and Restated Revolving Credit Security Agreement, originally dated as of September 17, 2014 and amended and restated as of March 7, 2017, among Tower Automotive Holdings USA, LLC, the Guarantors party thereto and JPMorgan Chase Bank, N.A., as agent (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed March 10, 2017 and incorporated herein by reference).

10.52

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

10.53

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

10.54

Amended and Restated Term Loan Security Agreement, originally dated as of April 23, 2013 and amended and restated as of March 7, 2017 among Tower Automotive Holdings USA, LLC , the Guarantors party thereto and Citibank, N.A., as agent (filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed March 10, 2017 and incorporated herein by reference).

10.55†

Separation and General Release Agreement, dated as of August 7, 2017, between Tower Automotive Operations USA I, LLC and William Cook (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed October 30, 2017 and incorporated herein by reference).

10.56†

Letter Agreement between James C. Gouin and the Company, dated January 30, 2018 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated January 26, 2018 and incorporated herein by reference).

10.57†

Letter Agreement between Jeffrey Kersten and the Company, dated January 30, 2018 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated January 26, 2018 and incorporated herein by reference).

10.58

Master Lease Agreement No. 100521 dated November 16, 2016 by and among Tower Automotive Holdings USA, LLC and Tower Automotive Operations USA I, LLC and MB Equipment Finance, LLC  (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated February 23, 2018 and incorporated herein by reference).

10.59

Interim  Funding Agreement, dated as of February 20, 2018, by and among Tower Automotive Holdings USA, LLC, Tower Automotive Operations USA I, LLC , MB Equipment Finance, LLC and the parties referred to therein as Participants (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated February 23, 2018 and incorporated herein by reference).

10.60†*	Amendment to Employment Agreement, dated as of January 19, 2017, between Pär Malmhagen and Tower Automotive Operations USA I, LLC

10.61†*	Amendment to Employment Agreement, dated as of August 31, 2016, between Jeffrey Kersten and Tower Automotive Operations USA I, LLC

10.62†*	Form of Performance Award Agreement

11.1	A statement regarding the computation of earnings per share is omitted because such computation can be clearly determined from the material contained in this Report.

21.1*	Subsidiaries of Tower International, Inc.

23.1*	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 Securities Exchange Act Rules 13a-14(a) and 15d-14(a), pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 Securities Exchange Act Rules 13a-14(a) and 15d-14(a), pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Scheme Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.
†	Management contract or compensatory plan or arrangement.
††	Confidential treatment has been granted for certain provisions of this Exhibit pursuant to Rule 406 promulgated under the Securities Act of 1933, as amended.
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

Date:  February 28, 2018/s/ Jeffrey L. Kersten

Jeffrey L. Kersten

Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on the 28th day of February, 2018.

Signature                                               Title

/s/ James C. Gouin James C. Gouin	Chief Executive Officer and Director (Principal Executive Officer)

/s/ Jeffrey L. Kersten Jeffrey L. Kersten	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ Thomas K. Brown	Director
Thomas K. Brown
/s/ James Chapman	Director
James Chapman
/s/ Frank E. English	Director
Frank E. English

/s/ Alison Davis-Blake	Director
Alison Davis-Blake

/s/ Dev Kapadia	Director
Dev Kapadia

/s/ Mark M. Malcolm	Director
Mark M. Malcolm