Form 10-Q
period 2018-03-31
Tower International, Inc.
filed 2018-05-03
CIK 1485469

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Yes ☐ No ☒

As of April 27, 2018, there were 20,595,137 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

Tower International, Inc. and Subsidiaries

Form 10-Q

PART 1 — FINANCIAL INFORMATION

ITEM 1. Financial Statements.

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data - unaudited)

	March 31,	December 31,
	2018	2017

ASSETS
Cash and cash equivalents	$65,602	$123,688
Accounts receivable, net of allowance of $1,429 and $1,385	333,695	239,319
Inventories (Note 4)	86,697	78,745
Assets held for sale (Note 5)	44,428	44,250
Prepaid tooling, notes receivable, and other	79,755	78,481
Total current assets	610,177	564,483

Property, plant, and equipment, net	554,549	535,272
Goodwill (Note 7)	65,732	63,665
Deferred tax asset	82,217	83,035
Other assets, net	14,762	13,642
Total assets	$1,327,437	$1,260,097

LIABILITIES AND EQUITY
Short-term debt and current maturities of capital lease obligations (Note 9)	$31,785	$42,048
Accounts payable	350,896	323,271
Accrued liabilities	142,547	113,949
Liabilities held for sale (Note 5)	17,228	17,336
Total current liabilities	542,456	496,604

Long-term debt, net of current maturities (Note 9)	344,218	344,738
Deferred tax liability	4,916	4,807
Pension liability (Note 12)	45,577	47,813
Other non-current liabilities	98,649	96,263
Total non-current liabilities	493,360	493,621
Total liabilities	1,035,816	990,225

Stockholders' equity:
Preferred stock, $0.01 par value, 50,000,000 authorized and 0 issued and outstanding	$-	$-
Common stock, $0.01 par value, 350,000,000 authorized, 22,388,475 issued and 20,595,137 outstanding at March 31, 2018, and 22,317,671 issued and 20,542,397 outstanding at
December 31, 2017	224	223
Additional paid in capital	344,968	344,153
Treasury stock, at cost, 1,793,338 and 1,775,274 shares as of March 31, 2018
and December 31, 2017	(36,882)	(36,408)
Accumulated surplus	40,699	29,712
Accumulated other comprehensive loss (Note 13)	(57,388)	(67,808)
Total stockholders' equity	291,621	269,872
Total liabilities and stockholders' equity	$1,327,437	$1,260,097

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share and per share amounts - unaudited)

	Three Months Ended March 31,
	2018	2017

Revenues (Note 3)	$563,506	$497,590
Cost of sales	503,660	441,290
Gross profit	59,846	56,300
Selling, general, and administrative expenses	32,234	29,225
Amortization expense (Note 7)	112	103
Restructuring and asset impairment charges, net (Note 8)	1,548	3,911
Operating income	25,952	23,061
Interest expense	5,162	453
Interest income	157	47
Net periodic benefit income (Note 12)	558	479
Other expense	-	575
Income before provision for income taxes and income from discontinued operations	21,505	22,559
Provision for income taxes (Note 11)	5,067	6,496
Income from continuing operations	16,438	16,063
Income from discontinued operations, net of tax (Note 5)	862	1,350
Net income	17,300	17,413
Less: Net income attributable to the noncontrolling interests	-	68
Net income attributable to Tower International, Inc.	$17,300	$17,345

Weighted average basic shares outstanding	20,556,613	20,425,216
Weighted average diluted shares outstanding	20,951,973	20,820,457

Basic income per share attributable to Tower International, Inc.:
Income per share from continuing operations (Note 14)	$0.80	$0.78
Income per share from discontinued operations (Note 14)	0.04	0.07
Income per share (Note 14)	0.84	0.85

Diluted income per share attributable to Tower International, Inc.:
Income per share from continuing operations (Note 14)	$0.79	$0.77
Income per share from discontinued operations (Note 14)	0.04	0.06
Income per share (Note 14)	0.83	0.83

Dividends declared per share	$0.12	$0.11

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands - unaudited)

	Three Months Ended March 31,
	2018	2017

Net income	$17,300	$17,413
Other comprehensive income, net of tax
Foreign currency translation adjustments, net of tax / (benefit) of ($1.1 million) and ($0.9 million)	6,305	5,882
Unrealized gain / (loss) on qualifying cash flow hedge, net of tax / (benefit) of $1.3 million and ($2.5 million)	4,115	(4,074)
Other comprehensive income, net of tax	10,420	1,808
Comprehensive income	27,720	19,221
Less: Comprehensive income attributable to noncontrolling interests	-	120
Comprehensive income attributable to Tower International, Inc.	$27,720	$19,101

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands - unaudited)

	Three Months Ended March 31,
	2018	2017

OPERATING ACTIVITIES:
Net income	$17,300	$17,413
Less: Income from discontinued operations, net of tax	862	1,350
Income from continuing operations	16,438	16,063

Adjustments required to reconcile income from continuing operations to net cash used in continuing operating activities:
Deferred income tax provision	3,167	3,955
Depreciation and amortization	21,395	17,766
Non-cash share-based compensation	703	499
Pension income, net of contributions	(2,237)	(2,351)
Change in working capital and other operating items	(55,620)	(84,356)
Net cash used in continuing operating activities	$(16,154)	$(48,424)

INVESTING ACTIVITIES:
Cash disbursed for purchases of property, plant, and equipment, net	$(28,942)	$(23,909)
Net cash used in continuing investing activities	$(28,942)	$(23,909)

FINANCING ACTIVITIES:
Proceeds from borrowings	$4,009	$236,744
Repayments of borrowings	(15,966)	(192,426)
Original issuance discount	-	(1,808)
Debt financing costs	-	(4,083)
Dividend payment to Tower stockholders	(2,465)	(2,242)
Proceeds from stock options exercised	112	938
Purchase of treasury stock	(474)	(761)
Net cash provided by / (used in) continuing financing activities	$(14,784)	$36,362

Discontinued operations:
Net cash from / (used in) discontinued operating activities	$1,605	$(570)
Net cash used in discontinued investing activities	(1,212)	(406)
Net cash from / (used in) discontinued financing activities	(455)	497
Net cash used in discontinued operations	$(62)	$(479)

Effect of exchange rate changes on continuing cash and cash equivalents	$1,856	$1,185

NET CHANGE IN CASH AND CASH EQUIVALENTS	$(58,086)	$(35,265)

CASH AND CASH EQUIVALENTS:
Beginning of period	$123,688	$62,788

End of period	$65,602	$27,523

Supplemental Cash Flow Information:
Interest paid, net of amounts capitalized	$5,371	$7,075
Income taxes paid	1,739	2,424
Non-cash Investing Activities:
Capital expenditures in liabilities for purchases of property, plant, and equipment	$27,048	$10,777

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

Note 2. New Accounting Pronouncements

Recently Adopted

Revenue Recognition

On May 28, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU outlines a single comprehensive model for entities to utilize to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that will be received in exchange for the goods and services. Additional disclosures are also required to enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB deferred the effective date of this standards update to fiscal years beginning after December 15, 2017, with early adoption permitted on the original effective date of fiscal years beginning after December 15, 2016. In 2016, the FASB issued ASU No. 2016-08, ASU No. 2016-10, ASU No. 2016-12, ASU No. 2016-20, all of which amend the implementation guidance and illustrations in the new revenue standard.

The Company implemented the new standard effective January 1, 2018 using the modified retrospective approach. Implementation of the standard did not have a material impact on the Company’s Condensed Consolidated Financial Statements as the Company’s method for recognizing revenue subsequent to the implementation of Accounting Standard Codification (“ASC”) No. 606 does not vary significantly from its revenue recognition practices under the prior revenue standard.

There are certain considerations related to internal control over financial reporting that are associated with implementing the new guidance under ASC No. 606 and the Company has implemented the necessary changes to its control framework for revenue recognition. The Company has also included the additional disclosures required by the ASUs above (See Note 3 of the Condensed Consolidated Financial Statements).

Retirement Benefits

On March 10, 2017, the FASB issued ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This ASU is designed to increase the transparency and usefulness of information about defined benefit costs for pension plans and other post-retirement benefit plans presented in employer financial statements. This ASU is effective for interim and annual periods after December 15, 2017. Effective October 1, 2006, the Company’s pension plan was frozen and the Company ceased accruing any additional benefits. The Company adopted the new standard effective January 1, 2018 and applied the guidance retrospectively, as required. As a result of adoption, the Company’s net periodic pension cost and net periodic postretirement benefit cost are reported within net periodic benefit income in the Condensed Consolidated Statement of Operations. The Company has included the disclosures required by ASU No. 2017-07.

Hedge Accounting

On August 28, 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. This ASU is designed to better align hedge accounting with an organization’s risk management activities in the financial statements. In addition, this ASU simplifies the application of hedge accounting guidance in areas where practice issues exist. This ASU is effective for interim and annual periods after December 15, 2018. Early adoption is permitted, and requires that the effect of adoption should be reflected as of the beginning of the fiscal year of adoption. The Company early adopted this ASU as of January 1, 2018. Upon adoption, the Company recorded a cumulative effect adjustment of $5.1 million and corresponding tax effect adjustment of $1.3 million to Accumulated Other Comprehensive Income (“AOCI”) from accumulated earnings. This adjustment is intended to ensure that the resulting AOCI balance represents the cumulative change in the hedging instruments’ fair value since hedge inception, less any amounts that should have been recognized in earnings under this ASU. Going forward, the earnings effect of the hedged items will be recorded in the same line item in the Condensed Consolidated Statements of Operations in which the earnings effect of the hedged item is reported when the hedged item affects earnings.

Pending Adoption

Leases

On February 25, 2016, the FASB issued ASU No. 2016-02, Leases. This ASU introduces a lessee model that brings most leases on the balance sheet. The new standard establishes a right-of-use (“ROU”) model that requires a lessee to recognize an ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as financing or operating, with balance sheet classification affecting the pattern and classification of expense recognition in the income statement.

This ASU is effective for annual periods beginning after December 15, 2018, and interim periods within those fiscal years. The Company expects to adopt the new standard on its effective date. A modified retrospective transition approach is required for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the Condensed Consolidated Financial Statements, with certain practical expedients available.

The Company expects that this standard will have a material effect on its Condensed Consolidated Financial Statements. The Company is currently evaluating significant contracts and assessing the potential impacts. Based on the assessments performed thus far, the Company believes that it has certain manufacturing equipment leases currently classified as operating leases that will be classified as finance leases under the new standard. As of March 31, 2018 and December 31, 2017, the Company estimates that the ROU asset and liability associated with these leases would be approximately $100 million and $72 million, respectively. This estimate is based upon the present value of the remaining minimum lease payments for equipment that was subject to lease agreements as of March 31, 2018 and December 31, 2017.

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

Note 3. Revenue

On January 1, 2018, the Company adopted FASB ASC No. 606, Revenue from Contracts with Customers, using the modified retrospective method as applied to customer contracts that were not completed as of January 1, 2018. As a result, financial information for reporting periods beginning on or after January 1, 2018 are presented in accordance with ASC No. 606, while comparative financial information has not been adjusted and continues to be reported in accordance with the Company’s revenue recognition policies prior to the adoption of ASC No. 606.

The Company enters into contracts with its customers that create enforceable rights and obligations. Each such contract requires the Company to supply products for specific vehicle programs. The Company has determined that each unit produced represents a separate performance obligation. The Company satisfies its performance obligations and recognizes revenue at a point in time when the customer has obtained control of the unit. Determining when control transfers requires management to make judgments that affect the timing of revenue recognized. The Company has determined that control has transferred when its products are shipped to its customers because the Company has a present right to payment at that time,  legal title and risk of loss have passed to the customer, and the customer is able to direct the use of, and obtain substantially all of the benefits from, the products. Invoices are generated upon shipment to the customer and are based on contractually agreed upon unit prices. The Company has payment terms with its customers that generally require payment within 30 to 60 days of invoice date.  ASC No. 606 provides a practical expedient that allows companies to exclude from the transaction price any amounts collected from customers for all sales (and other similar) taxes. We do not include sales and other taxes in our transaction price and thus do not recognize these amounts as revenue. Shipping and handling costs are accounted for as fulfillment costs and are included in cost of sales.

It is common for the Company to negotiate pricing with its customers on an annual basis which can result in price adjustments over the program lives or other variable consideration adjustments. Based on extensive historical experience, the Company has concluded its estimate of variable consideration is not constrained. Therefore the Company accrues for these items using the most likely amount method in accordance with FASB ASC No. 606-10-32 and records adjustments to revenue throughout the year as negotiations progress and are finalized. In certain cases, the Company provides lump sum payments to its customers that are directly related to awarded programs. These payments are expected to be recovered over the life of the associated program; therefore, the Company capitalizes these payments and amortizes them into revenue over the life of the associated program.

The Company participates in certain of its customers’ steel repurchase programs, under which it purchases steel directly from a customer’s designated steel supplier, for use in manufacturing products for that customer. The Company takes delivery and title to such steel and bears the risk of loss and obsolescence. The Company invoices its customers based upon annually negotiated selling prices, which inherently include a component for steel under such repurchase programs. Under guidance provided in FASB ASC No. 606-10-55, Principal versus Agent Considerations, the Company has risks and rewards of a principal and therefore, for sales transactions in which the Company participates in a customer’s steel resale program, revenue is recognized on a gross basis for the entire amount of the sales, including the component for purchases under that customer’s steel resale program. The purchases through customer resale programs have buffered the impact of price swings associated with the procurement of these metals. The remainder of the Company’s steel and aluminum purchasing requirements are met through contracts with mills, in which the Company negotiates its own price and seeks to pass through price increases and decreases to the Company’s customers.

The Company enters into agreements to produce products for its customers at the beginning of a given vehicle program’s life. Once such agreements are entered into by the Company, it is obligated to fulfill the customers’ purchasing requirements for the entire production period of the vehicle programs, which range from three to ten years, and generally, the Company has no provisions to terminate such contracts. These contracts may be terminated by the Company’s customers at any time. Historically, terminations of these contracts have been minimal.

Additionally, the Company monitors the aging of uncollected billings and adjusts its accounts receivable allowance on a quarterly basis, as necessary, based upon its evaluation of the probability of collection. The adjustments made by the Company due to the write-off of uncollectible amounts have been immaterial for all periods presented. At March 31, 2018 and December 31, 2017, the Company’s accounts receivable, net of allowances were $333.7 million and $239.3 million, respectively. The Company did not have any material unbilled or deferred revenue recorded on the Condensed Consolidated Balance Sheet as of March 31, 2018 or December 31, 2017.

For the three months ended March 31, 2018, revenue recognized from performance obligations related to prior periods (for example, due to changes in transaction price) was not material.

Revenue expected to be recognized in any future period related to remaining performance obligations, excluding revenue pertaining to contracts that have an original expected duration of one year or less or contracts where revenue is recognized as invoiced,  is not material.

See Note 16 for disaggregation of revenue by reportable segment. The following table summarizes the Company’s vehicle platform mix as a percent of revenues by segment for the three months ended March 31, 2018:

	North America	Europe	Consolidated
SUV (sport-utility vehicles)	54%	24%	45%
Pickup	28%	0%	20%
Small Car	4%	39%	15%
Van	4%	21%	9%
Large Car	7%	8%	7%
MPV (multi-purpose vehicles)	2%	2%	2%
All Other	1%	7%	3%
	100%	100%	100%

Note 4. Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is determined by the first-in, first-out method. Maintenance, repair, and non-productive inventory, which are considered consumables, are expensed when acquired and included in the Condensed Consolidated Statements of Operations as cost of sales. Inventories consist of the following (in thousands):

	March 31, 2018	December 31, 2017
Raw materials	$41,773	$33,929
Work in process	18,212	16,112
Finished goods	26,712	28,704
Total inventory	$86,697	$78,745

Note 5. Discontinued Operations and Assets Held for Sale

During the second quarter of 2016, the Company’s Board of Directors approved a plan to sell the Company’s remaining business operations in Brazil and China. At March 31, 2018, the Brazilian business operation and one Chinese joint venture in Ningbo, China are considered held for sale in accordance with FASB ASC No. 360, Property, Plant, and Equipment, and presented as discontinued operations in the Condensed Consolidated Financial Statements, in accordance with FASB ASC No. 205, Discontinued Operations. At December 31, 2017, both the Brazilian and Chinese business operations were held for sale and presented as discontinued operations.

The following table discloses select financial information of the discontinued operations of the Company’s Brazilian and Chinese business operations (in thousands):

	Three Months Ended March 31,
	2018	2017
Revenues	$15,345	$29,956
Income from discontinued operations:
Income before provision for income taxes	989	1,829
Provision for income taxes	127	479
Income from discontinued operations	$862	$1,350

China Joint Venture

In October of 2016, the Company entered into an agreement to sell its joint venture in Ningbo, China: Tower DIT Automotive Products Co., Ltd (“Ningbo”). The agreement is subject to Chinese government approval. The sale agreement provided for purchase of the Company’s equity in the joint venture for approximately $4 million, net of tax. The Company anticipates that this transaction will close in the second quarter of 2018.

As of March, 31, 2018, the Company’s China joint venture in Ningbo has been presented as discontinued operations, and is considered held for sale in accordance with FASB ASC No. 360 and FASB ASC No. 205.

Brazil Operations

During the second quarter of 2016, the Company’s Board of Directors approved a plan to sell the Company’s remaining business operations in Brazil. At March 31, 2018, the remaining Brazilian business operations are considered held for sale in accordance with FASB ASC No. 360, and presented as discontinued operations in the Condensed Consolidated Financial Statements, in accordance with FASB ASC No. 205.

The assets and liabilities held for sale are recorded at the lower of carrying value or fair value less costs to sell and are summarized by category in the following table (in thousands):

	March 31, 2018	December 31, 2017

ASSETS
Current assets	$24,287	$24,024
Property, plant, and equipment, net	29,188	29,239
Other assets, net	9,353	9,387
Fair value adjustment	(18,400)	(18,400)
Total assets held for sale	$44,428	$44,250

LIABILITIES
Short-term debt and current maturities of capital lease obligations	$973	$1,129
Accounts payable	12,052	11,877
Total current liabilities	13,025	13,006

Long-term debt, net of current maturities	1,062	1,223
Other non-current liabilities	3,141	3,107
Total non-current liabilities	4,203	4,330
Total liabilities held for sale	$17,228	$17,336

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

The components of capitalized tooling costs are as follows (in thousands):

	March 31, 2018	December 31, 2017
Customer-owned tooling, net	$59,695	$63,456
Company-owned tooling	274	277
Total tooling, net	$59,969	$63,733

Note 7. Goodwill and Other Intangible Assets

Goodwill

The change in the carrying amount of goodwill is set forth below by reportable segment and on a consolidated basis (in thousands):

	Europe	North America	Consolidated
Balance at December 31, 2017	$56,241	$7,424	$63,665
Currency translation adjustment	1,504	563	2,067
Balance at March 31, 2018	$57,745	$7,987	$65,732

Intangibles

In the North America segment, an intangible asset of $3.6 million related to customer relationships was recorded in 2015, as part of the acquisition of a facility in Mexico. This intangible asset has a definite life and is being amortized on a straight-line basis over seven years, the estimated life of the related asset, which approximates the recognition of related revenues.

The Company incurred amortization expense of $0.1 million and $0.1 million for the three months ended March 31, 2018 and 2017, respectively.

Note 8. Restructuring and Asset Impairment Charges

As of March 31, 2018, the Company has executed various restructuring plans and may execute additional plans in the future to reduce corporate overhead, to realign manufacturing capacity to prevailing global automotive production levels, and to improve the utilization of remaining facilities. Estimates of restructuring charges are based on information available at the time such charges are recorded. Due to the inherent uncertainty involved in estimating restructuring expenses, actual amounts paid for such activities may differ from amounts initially recorded. Accordingly, the Company may record revisions of previous estimates by adjusting previously established reserves.

Restructuring and Asset Impairment Charges

Net restructuring and asset impairment charges for each of the Company’s segments include the following (in thousands):

	Three Months Ended March 31,
	2018	2017
Europe	$386	$128
North America	1,162	3,783
Consolidated	$1,548	$3,911

The following table sets forth the Company’s net restructuring and asset impairment charges by type for the periods presented (in thousands):

	Three Months Ended March 31,
	2018	2017
Employee termination costs	$1,161	$3,695
Other exit costs	387	216
Total restructuring expense	$1,548	$3,911

The charges incurred during the three months ended March 31, 2018 and 2017 related primarily to the following actions:

2018 Actions

During the three months ended March 31, 2018, the charges incurred in the North America and Europe segments related to severance charges and ongoing maintenance expense of facilities closed as a result of prior actions.

2017 Actions

During the three months ended March 31, 2017, the charges incurred in the North America segment related to severance charges to reduce corporate overhead and ongoing maintenance expense of facilities closed as a result of prior actions. The charges incurred in the Europe segment related to severance charges to reduce fixed costs.

Restructuring Reserve

The table below summarizes the activity in the restructuring reserve by segment, reflected in accrued liabilities and other non-current liabilities, for the above-mentioned actions through March 31, 2018 (in thousands):

	Europe	North America	Consolidated
Balance at December 31, 2017	$977	$4,070	$5,047
Payments	(638)	(2,814)	(3,452)
Increase in liability	386	775	1,161
Balance at March 31, 2018	$725	$2,031	$2,756

Except as disclosed in the table above, the Company does not anticipate incurring additional material cash charges associated with the actions described above. The changes in the restructuring reserve set forth in the table above do not agree with the restructuring charges for the period, as certain items are expensed as incurred related to the actions described.

The restructuring reserve decreased during the three months ended March 31, 2018, reflecting primarily payments related to prior accruals and 2018 restructuring actions, offset partially by accruals for severance.

During the three months ended March 31, 2018, the Company incurred payments in Europe of $0.6 million and in North America of $2.8 million related to prior accruals and 2018 restructuring actions described above.

Note 9. Debt

Short-Term Debt

Short-term debt consists of the following (in thousands):

	March 31, 2018	December 31, 2017
Current maturities of debts (excluding capital leases)	$26,316	$36,500
Current maturities of capital leases	5,469	5,548
Total short-term debt	$31,785	$42,048

Long-Term Debt

Long-term debt consists of the following (in thousands):

	March 31, 2018	December 31, 2017
Term Loan Credit Facility (net of discount of $2,196 and $2,288)	$355,689	$356,501
Other foreign subsidiary indebtedness	22,701	32,885
Debt issue costs	(7,856)	(8,148)
Total debt	370,534	381,238
Less: Current maturities of debts (excluding capital leases)	(26,316)	(36,500)
Total long-term debt	$344,218	$344,738

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

As of March 31, 2018, the outstanding principal balance of the Term Loan Credit Facility was $355.7 million (net of a $2.2 million original issue discount) and the effective interest rate was 4.5% per annum.

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

Advances under the Amended Revolving Credit Facility bear interest at an alternate base rate plus a base rate margin or LIBOR plus a Eurodollar margin. The applicable margins are determined by the Company’s Total Net Leverage Ratio (as defined in the Fourth Amended Revolving Credit Facility Agreement). As of March 31, 2018, the applicable margins were 2.25% per annum for LIBOR based borrowings and 1.25% per annum for base rate borrowings. The Company will pay a commitment fee at a rate equal to 0.50% per annum on the average daily unused total revolving credit commitment.

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

As of March 31, 2018, there was $192 million of unutilized borrowing availability under the Amended Revolving Credit Facility. At that date, there was $8 million of letters of credit outstanding under the Amended Revolving Credit Facility.

Other Foreign Subsidiary Indebtedness

As of March 31, 2018, other foreign subsidiary indebtedness of $22.7 million consisted of receivables factoring in Europe.

The change in foreign subsidiary indebtedness from December 31, 2017 to March 31, 2018 is explained by the following (in thousands):

Europe
Balance at December 31, 2017	$32,885
Change in borrowings on credit facilities, net	(12,551)
Foreign exchange impact	2,367
Balance at March 31, 2018	$22,701

Generally, borrowings of foreign subsidiaries are made under credit agreements with commercial lenders and are used to fund working capital and other operating requirements.

As of March 31, 2018, the receivables factoring facilities balance available to the Company was $22.7 million (€18.4 million), of which the entire amount was drawn. These are uncommitted, demand facilities which are subject to termination at the discretion of the banks and bear interest rates based on the average three month EURIBOR plus a spread ranging from 2.50% to 3.00%. The effective annual interest rates as of March 31, 2018 ranged from 2.17% to 2.67%, with a weighted average interest rate of 2.5% per annum. Any receivables factoring under these facilities is with recourse and is secured by the accounts receivable factored. These receivables factoring transactions are recorded in the Company’s Condensed Consolidated Balance Sheets in short-term debt and current maturities of capital lease obligations.

As of March 31, 2018,  the secured line of credit balance available to the Company was $12.3 million (€10 million), of which no borrowings were outstanding. The facility bears an interest rate based on the EURIBOR plus a spread of 1.15% and matures in October 2018.  The facilities are secured by certain accounts receivable related to customer-owned tooling, real estate, and other assets, and are subject to negotiated prepayments upon the receipt of funds from completed customer projects.

As of March 31, 2018, the Company’s European subsidiaries had an asset-based revolving credit facility balance available to the Company of $43.2 million  (€35 million),  of which no borrowings were outstanding. Advances under this facility bear interest at the three month EURIBOR plus a margin or at EONIA plus a margin. The applicable margin is determined by the Company's total net leverage ratio as defined in the debt agreement. The applicable margin as of March 31, 2018 was 1.95%. The Company is required to pay a commitment fee at a rate equal to 0.6825% per annum on the average daily unused total revolving credit commitment. This facility has a maturity date of November 2022. Availability on the credit facility is determined based upon the appraised value of certain machinery, equipment, and real estate, subject to a borrowing base availability limitation and customary covenants.

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

Covenants

As of March 31, 2018,  the Company was in compliance with the financial covenants that govern its credit agreements.

Capital Leases

The Company had capital lease obligations of $5.5 million and $5.5 million as of March 31, 2018 and December 31, 2017, respectively. These obligations are presented within short-term debt and current maturities of capital lease obligations in the Condensed Consolidated Balance Sheets.

The Company’s capital lease obligation relates to a manufacturing facility in Europe. The original term of the capital lease ended on March 31, 2018 and the Company is currently in the process of completing the purchase of the facility utilizing the end of the lease term purchase option. The Company expects to complete the purchase during the second quarter of 2018.

Debt Issue Costs

The Company had debt issuance costs, net of amortization, of $7.9 million and $8.2 million as of March 31, 2018 and December 31, 2017, respectively. These amounts are reflected in the Condensed Consolidated Balance Sheets as a direct deduction from long-term debt, net of current maturities.

The Company incurred interest expense related to the amortization of debt issue costs of $0.3 million and $0.8 million during the three months ended March 31, 2018 and 2017, respectively.

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

On March 7, 2017, the Company amended the variable rate to fixed rate interest rate swap, for a portion of the Company’s Term Loan. The U.S. dollar notional amount remained the same at $186.1 million, the fixed interest rate was changed from 5.09% to 5.628% per annum, and the maturity date was extended from April 16, 2020 to March 7, 2024. The fair value of the swap will fluctuate with changes in interest rates.

Also on March 7, 2017, the Company amended the cross currency swap which hedges its net investment in Europe, based on the U.S. dollar / Euro exchange spot rate of $1.04795. The Euro notional amount remained the same at €178 million, the interest rate was lowered from 3.40% to 2.85%, and the maturity date was extended from April 16, 2020 to March 7, 2024.

Both swaps were amended and restated in conjunction with the March 7, 2017 amendment to the Company’s Term Loan Credit Agreement.

On August 31, 2017, the Company amended certain of its variable rate to fixed rate interest rate swaps, for a portion of the Company’s Term Loan. The U.S. dollar notional amount remained the same at $186.1 million, the fixed interest rate was changed from 5.628% to 5.878% per annum for certain swaps, and the maturity date remained at March 7, 2024. The fair value of the swap will fluctuate with changes in interest rates. This amendment was considered a termination event per FASB ASC No. 815, Derivatives and Hedging; therefore, the balance within AOCI will be frozen and recognized in results of operations over the remaining term of the hedged transaction. As of March 31,  2018, $6.7 million was remaining in AOCI and $0.3 million was recognized in interest expense during the three months ended March 31,  2018.

At March 31, 2018 and December 31, 2017, the U.S. dollar / Euro exchange spot rate was $1.2326 and $1.2009, respectively. The following amounts were recorded in the Condensed Consolidated Balance Sheets as being payable to counterparties under FASB ASC No. 815 (in thousands):

	Location	March 31, 2018	December 31, 2017
Cross currency swap	Other non-current liabilities	$35,549	$27,001
Interest rate swap	Other non-current liabilities	4,693	8,918

All derivative instruments are recorded at fair value. Effectiveness for net investment and cash flow hedges is initially assessed at the inception of the hedging relationship and on a quarterly basis thereafter. The change in fair value of the hedging instruments is recorded in other comprehensive income. The earnings effect of the hedged items is recorded in the Condensed Consolidated Statements of Operations as interest expense when the hedged item affects earnings. The cross currency swap qualifies as a net investment hedge of the Company’s European subsidiaries. The interest rate swap qualifies as a cash flow hedge of the interest payments related to the Company’s Term Loan. Prior to March 7, 2017, the Company had not accounted for the interest rate swap as a cash flow hedge, and all changes in fair value were recognized in the Condensed Consolidated Statements of Operations as interest expense, net.

The following table presents the deferred gain / (loss) reported in AOCI at March 31, 2018 and December 31, 2017 (in thousands):

	Deferred gain in AOCI
	March 31, 2018	December 31, 2017
Cross currency swap	$5,453	$9,849
Interest rate swap	(2,052)	(7,537)
Total	$3,401	$2,312

The following table presents the total amounts reported in interest expense in the Condensed Consolidated Statement of Operations and the effects of hedging on those line items:

Three Months Ended March 31,
2018
Interest expense	$5,162

Effect of hedging	(128)

Note 11. Income Taxes

During the three months ended March 31, 2018, the Company recorded income tax expense of $5.1 million on $21.5 million of pre-tax profit from continuing operations for a consolidated effective tax rate of 23.6%. Included in the $5.1 million of consolidated tax expense was $4 million of deferred tax expense attributable to U.S. operations. The consolidated effective tax rate for the year 2018 decreased primarily due to the enactment of the Tax Cuts and Jobs Act (the “TCJA”) on December 22, 2017.

The TCJA includes significant changes to the U.S. corporate income tax system. Among other items, the TCJA lowered the corporate income tax rate from 35% to 21% and created a new modified territorial tax system exempting foreign profits from U.S. taxation with some exceptions. It also required a one-time deemed repatriation of accumulated foreign earnings for the year ended December 31, 2017. To determine the amount of the deemed repatriation and any associated repatriation tax, the Company was required to determine, in addition to other factors, the amount of post-1986 profits or losses of each foreign subsidiary, as well as the amount of foreign income taxes paid on such profits or losses. As noted at year end, the Company made a reasonable estimate that no transition tax was due. This represented the Company's provisional estimate at year end and the Company did not make any additional measurement-period adjustments related to this item during the first quarter of 2018. The Company continues to gather additional information to more precisely compute the amount of its deemed repatriation, if any. The Company expects to fully complete its accounting for this item within the prescribed measurement period.

During the three months ended March 31, 2017, the Company recorded income tax expense of $6.5 million on $22.6 million of pre-tax profit from continuing operations for a consolidated effective tax rate of 28.8%. Included in the $6.5 million of consolidated tax expense was $5.3 million of deferred tax expense attributable to U.S. operations.

Note 12. Retirement Plans

The Company sponsors a pension and various other postretirement benefit plans for its employees. Each plan serves a defined group of employees and has varying levels of Company contributions. The Company’s contributions to certain plans may be required by the terms of the Company’s collective bargaining agreements. The components of net periodic benefit cost are included within net periodic benefit income on the Condensed Consolidated Statement of Operations.

The following tables provide the components of net periodic pension benefit cost and other post-retirement benefit cost (in thousands):

	Pension Benefits		Other Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2018	2017	2018	2017
Service cost	$5	$5	$2	$2
Interest cost	1,835	1,924	128	136
Expected return on plan assets (a)	(2,537)	(2,555)	-	-
Amortization of prior service credit	(24)	(24)	33	33
Net periodic benefit cost / (income)	$(721)	$(650)	$163	$171

(a)Expected rate of return on plan assets is 7.40% for 2018 and was 7.40% for 2017

The Company expects its minimum pension funding requirements to be $6.1 million during 2018. During the three months ended March 31, 2018, the Company made contributions of $1.5 million.

Additionally, during the three months ended March 31, 2018, the Company contributed $1.6 million to its defined contribution retirement plans.

Note 13. Stockholders’ Equity and Noncontrolling Interests

The table below provides a reconciliation of the carrying amount of total stockholders’ equity, including stockholders’ equity attributable to Tower International, Inc. (“Tower”) and equity attributable to the noncontrolling interests (“NCI”) (in thousands):

	Three Months Ended March 31,
	2018			2017
	Tower	NCI	Total	Tower	NCI	Total
Stockholders' equity beginning balance	$269,872	$-	$269,872	$207,795	$6,144	$213,939
Net income	17,300	-	17,300	17,345	68	17,413
Other comprehensive income / (loss):
Foreign currency translation adjustments	6,305	-	6,305	5,830	52	5,882
Unrealized loss on qualifying cash flow hedge	4,115	-	4,115	(4,074)	-	(4,074)
Total comprehensive income	27,720	-	27,720	19,101	120	19,221
Vesting of RSUs	1	-	1	2	-	2
Treasury stock	(474)	-	(474)	(761)	-	(761)
Share based compensation expense	703	-	703	499	-	499
Proceeds from stock options exercised	112	-	112	938	-	938
Dividend paid	(2,465)	-	(2,465)	(2,242)	-	(2,242)
Cumulative effect of the adoption of ASU No. 2016-09	-	-	-	5,329	-	5,329
Cumulative effect of the adoption of ASU No. 2017-12, net of tax of $1.3 million	(3,848)	-	(3,848)	-	-	-
Stockholders' equity ending balance	$291,621	$-	$291,621	$230,661	$6,264	$236,925

On June 17, 2016, the Company announced its Board of Directors’ authorization to repurchase up to $100 million of the Company’s issued and outstanding common stock from time to time in the open market, or in privately negotiated transactions. The Company expects to fund such repurchases from cash flow from operations, cash on hand, asset dispositions, and borrowings under its revolving credit facility. Through March 31, 2018, the Company repurchased a total of 829,648 shares of common stock at an aggregate cost of $18.9 million under this repurchase program. During the three months ended March 31, 2018,  no shares have been repurchased under this repurchase program.

The following table presents the components of accumulated other comprehensive loss (in thousands):

	As of March 31, 2018	As of December 31, 2017	Change
Foreign currency translation adjustments, net of tax / (benefit) of ($1 million) and $0.1 million	$(18,556)	$(24,861)	$6,305
Defined benefit plans, net of tax of $15 million and $15 million	(38,249)	(38,249)	-
Unrealized loss on qualifying cash flow hedge, net of tax / (benefit) of ($1.5 million) and ($2.8 million)	(583)	(4,698)	4,115
Accumulated other comprehensive loss	$(57,388)	$(67,808)	$10,420

The following table presents the changes in accumulated other comprehensive loss by component, net of tax (in thousands) for the three months ended March 31, 2018:

	Unrealized loss on		Foreign Currency
	Qualifying cash flow	Defined Benefit	Translation
	Hedge	Plan	Adjustments	Total
Balance at December 31, 2017	$(4,698)	$(38,249)	$(24,861)	$(67,808)
Other comprehensive income before reclassification	4,115	-	6,305	10,420
Net current-period other comprehensive income	4,115	-	6,305	10,420
Balance at March 31, 2018	$(583)	$(38,249)	$(18,556)	$(57,388)

The following table presents the changes in accumulated other comprehensive loss by component, net of tax (in thousands) for the three months ended March 31, 2017:

	Unrealized loss on		Foreign Currency
	Qualifying cash flow	Defined Benefit	Translation
	Hedge	Plan	Adjustments	Total
Balance at December 31, 2016	$-	$(38,972)	$(44,411)	$(83,383)
Other comprehensive loss before reclassification	(4,074)	-	5,830	1,756
Net current-period other comprehensive loss	(4,074)	-	5,830	1,756
Balance at March 31, 2017	$(4,074)	$(38,972)	$(38,581)	$(81,627)

Note 14. Earnings per Share (“EPS”)

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

The Company included the effects of all dilutive shares for the three months ended March 31, 2018 and March 31, 2017.

A summary of the information used to compute basic and diluted net income per share attributable to Tower International, Inc. is shown below (in thousands – except share and per share amounts):

	Three Months Ended March 31,
	2018	2017
Income from continuing operations	$16,438	$16,063
Income from discontinued operations, net of tax	862	1,350
Net income	17,300	17,413
Less: Net income attributable to the noncontrolling interests	-	68
Net income attributable to Tower International, Inc.	$17,300	$17,345

Basic income per share:
Continuing operations	$0.80	$0.78
Discontinued operations	0.04	0.07
Net income attributable to Tower International, Inc.	0.84	0.85
Basic weighted average shares outstanding	20,556,613	20,425,216

Diluted income per share:
Continuing operations	$0.79	$0.77
Discontinued operations	0.04	0.06
Net income attributable to Tower International, Inc.	0.83	0.83
Diluted weighted average shares outstanding	20,951,973	20,820,457

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

At March 31, 2018,  582,897 shares were available for future grants of options and other types of awards under the Plan.

The following table summarizes the Company’s award activity during the three months ended March 31, 2018:

	Options		Restricted Stock Units
		Weighted		Weighted
		Average		Average Grant
Outstanding at:	Shares	Exercise Price	Shares	Date Fair Value
December 31, 2017	365,677	$12.22	213,022	$26.30
Granted	-	-	237,593	26.26
Options exercised or RSUs issued	(8,579)	13.07	(62,225)	26.32
Forfeited	-	-	(2,107)	26.22
March 31, 2018	357,098	$12.20	386,283	$26.27

Stock Options

The exercise price of each stock option equals the market price of the Company’s common stock on the grant date. Compensation expense is recorded at the grant date fair value and is recognized on a straight-line basis over the applicable vesting periods. The Company’s stock options generally vest over three years, with a maximum term of ten years.

The Company calculates the weighted average grant date fair value of each option granted using a Black-Scholes valuation model. During the three months ended March 31, 2018 and 2017 the Company did not recognize any expense relating to the options as all of the expense associated with these options had been fully recognized in previous periods.

As of March 31, 2018, the Company had an aggregate of 357,098 stock options that had been granted, but had not yet been exercised. As of March 31, 2018, the remaining average contractual life for these options is approximately four years. During the three months ended March 31, 2018,  8,579 options were exercised, which had an aggregate intrinsic value of $0.1 million. As of March 31, 2018,  357,098 stock options were exercisable, which had an aggregate intrinsic value of $5.6 million. During the three months ended March 31, 2018, no stock options were granted, forfeited, or expired.

Restricted Stock Units (“RSUs”)

The grant date fair value of each RSU equals the market price of the Company’s common stock on its date of grant. Compensation expense is recorded at the grant date fair value, less an estimated forfeiture amount, and is recognized on a straight-line basis over the applicable vesting periods. The Company’s RSUs generally vest over a three year period.

During the three months ended March 31, 2018 and 2017, the Company recognized expense relating to the RSUs of $0.7 million and $0.5 million, respectively. As of March 31, 2018, the Company had $7.7 million of unrecognized compensation expense associated with these RSUs, which will be amortized on a straight-line basis over the next 23 months, on a weighted average basis.

As of March 31, 2018, the Company had an aggregate of 386,283 RSUs that had been granted, but had not yet vested. During the three months ended March 31, 2018,  237,593 RSUs were granted and 2,107 RSUs were forfeited.

During the first three months of 2018, a total of 62,225 RSUs vested, resulting in the issuance of 62,225 shares. The fair value of these shares was $1.6 million. This total was reduced by shares repurchased to provide payment for certain individuals’ minimum statutory withholding tax. After offsets for withholding taxes, a total of 44,161 shares of common stock were issued. The Company paid $0.5 million to acquire 18,064 vested shares to cover the minimum statutory withholding taxes.

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

2015 Awards

One half of the awards granted in 2015 were based upon the Company's Adjusted EPS Growth Rate, which is defined as the Company’s cumulative Adjusted EPS for the performance period of the awards, stated in terms of a percentage growth rate. The Company's EPS was adjusted to exclude the effect of unusual, and/or nonrecurring items and then was divided by the number of fiscal years in the specified period, stated in terms of a percentage growth rate. The other half of the awards were based upon the Company's percentile ranking of total shareholder return, compared to a peer group of companies, for the performance period.

Pursuant to meeting the performance conditions set forth in the Performance Award Agreements, the awards granted in 2015 were paid in the first quarter of 2018.

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

2018 Awards

One half of the awards granted in 2018 will be based upon the Company’s Adjusted EBITDA Growth Rate, which is defined as the Company’s cumulative Adjusted EBITDA for the performance period of the awards, stated in terms of a percentage growth rate. The other half of the awards will be based upon the Company's percentile ranking of total shareholder return, compared to a peer group of companies, for the performance period.

The performance period of the awards granted in 2016 is January 1, 2016 through December 31, 2018. The performance period of the awards granted in 2017 is January 1, 2017 through December 31, 2019. The performance period of the awards granted in 2018 is January 1, 2018 through December 31, 2020.

During the three months ended March 31, 2018 and 2017, the Company recorded expense related to all performance awards of $1 million and $0.4 million, respectively. At March 31, 2018, the Company had a liability of $3.3 million related to these awards, of which $2.1 million is payable in March 2019 and is presented as other current liabilities in the Condensed Consolidated Balance Sheets, while the remaining $1.2 million is presented as other non-current liabilities in the Condensed Consolidated Balance Sheets.

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

The following is a summary of select data for each of the Company’s reportable segments (in thousands):

	Europe	North America	Total
Three Months Ended March 31, 2018:
Revenues	$171,618	$391,888	$563,506
Adjusted EBITDA	8,739	44,370	53,109
Capital Expenditures	18,080	10,862	28,942
Total Assets (a)	552,619	774,818	1,327,437

Three Months Ended March 31, 2017:
Revenues	$160,152	$337,438	$497,590
Adjusted EBITDA	11,176	34,549	45,725
Capital Expenditures	6,970	16,939	23,909
Total Assets (a)	496,425	749,283	1,245,708

(a)As of March 31, 2018 and 2017, total assets include assets held for sale.

Inter-segment sales are not significant for any period presented.

The following is a reconciliation of income before provision for income taxes and income from discontinued operations to Adjusted EBITDA (in thousands):

	Three Months Ended March 31,
	2018	2017
Income before provision for income taxes
and income from discontinued operations	$21,505	22,559
Restructuring and asset impairment charges, net	1,548	3,911
Depreciation and amortization	21,395	17,766
Acquisition costs and other	101	75
Long-term compensation expense	1,663	912
Interest expense, net	5,005	406
Net periodic benefit income	(558)	(479)
Lease expenses (a)	2,450	-
Other expense (b)	-	575
Adjusted EBITDA	$53,109	$45,725

(a)

Represents lease expense incurred related to certain manufacturing equipment that is being leased. Beginning in 2019, FASB ASC No. 842, Leases, will change the financial reporting for leases. Certain of the Company’s manufacturing equipment leases currently classified as operating leases will be considered financing leases under the new standard which will require the Company to record the right of use asset as additional property, plant, and equipment and the associated liability as lease debt.

(b)	Represents costs incurred during the three month period ended March 31, 2017, to support the refinancing of the Company’s term debt.

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

At March 31, 2018, the carrying value and estimated fair value of the Company’s total debt was $378.4 million and  $380.2 million, respectively. At December 31, 2017, the carrying value and estimated fair value of the Company’s total debt was $389.4 million and $392.1 million, respectively. The majority of the Company’s debt at March 31, 2018 and December 31, 2017 was comprised of the Term Loan Credit Facility, which can be traded between financial institutions. Accordingly, this debt has been classified as Level 2. The fair value was determined based upon quoted values. The remainder of the Company’s debt, primarily consisting of foreign subsidiary indebtedness, is asset-backed and is classified as Level 3. As this debt carries variable rates and minimal credit risk, the book value approximates the fair values.

The Company has foreign currency exchange hedges and an interest rate swap that were measured at fair value on a recurring basis at March 31, 2018 and December 31, 2017. These instruments are recorded in other non-current liabilities in the Company’s Condensed Consolidated Balance Sheets and the fair value is measured using Level 2 observable inputs such as foreign currency exchange rates, swap rates, cross currency basis swap spreads and interest rate spreads. At March 31, 2018, the foreign currency exchange hedge (net investment hedge of the Company’s European subsidiaries) and the interest rate swap had liability fair values of $35.5 million and $4.7 million, respectively. At December 31, 2017, the foreign currency exchange hedge and the interest rate swap had liability fair values of $27 million and $8.9 million, respectively.

There were no nonrecurring items that occurred during the three months ended March 31, 2018 that required the re-measurement of fair value.

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate fair value because of the short maturity of these instruments.

Note 18. Commitments and Contingencies

Purchase Commitments

As of March 31, 2018, the Company has issued bank guarantees in the aggregate amount of $43 million related to progress payments received for the procurement of certain customer-owned tooling, of which the Company has funded the entire $43 million as of March 31, 2018.

Environmental Matters

The Company owns properties which have been affected by environmental releases. The Company is actively involved in investigation and/or remediation at several of these locations.

Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. The established liability for environmental matters is based upon management’s best estimates, on an undiscounted basis, of expected investigation/ remediation costs related to environmental contamination. It is possible that actual costs associated with these matters will exceed the environmental reserves established by the Company. Inherent uncertainties exist in the estimates, primarily due to unknown environmental conditions, changing governmental regulations, and legal standards regarding liability and evolving technologies for handling site remediation and restoration. At March 31, 2018 and December 31, 2017, the Company had $1.3 million accrued for environmental matters.

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

Recent Trends

Production Volumes

During the first quarter of 2018, industry production volumes decreased slightly from 2017 in Europe and North America. According to IHS, full year industry production in 2018 is projected to increase in Europe by 2% and increase in North America by 1%.

Factors Affecting our Industry, Revenues, and Expenses

For information regarding factors that affect our industry, revenues, and expenses, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Results of Operations—Three Months Ended March 31, 2018 Compared with the Three Months Ended March 31, 2017

The following table presents production volumes in specified regions, according to the IHS April 2018 issue, for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 (in millions of units produced):

	Europe	North America
Three Months Ended March 31, 2018	5.9	4.4
Three Months Ended March 31, 2017	5.9	4.5
Increase / (Decrease)	(0.0)	(0.1)
Percentage change	(0.1)%	(2.7)%

The following table presents select financial information for the three months ended March 31, 2018 and 2017 (in millions):

	Europe		North America		Consolidated
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2018	2017	2018	2017	2018	2017

Revenues	$171.6	$160.2	$391.9	$337.4	$563.5	$497.6
Cost of sales	157.8	144.2	345.9	297.1	503.7	441.3
Gross profit	13.8	16.0	46.0	40.3	59.8	56.3
Selling, general, and administrative expenses	11.3	10.1	20.9	19.1	32.2	29.2
Amortization expense	-	-	0.1	0.1	0.1	0.1
Restructuring and asset impairment charges, net	0.4	0.1	1.1	3.8	1.5	3.9
Operating income	$2.1	$5.8	$23.9	$17.3	26.0	23.1
Interest expense, net					5.0	0.4
Net periodic benefit income					0.6	0.5
Other expense					-	0.6
Provision for income taxes					5.1	6.5
Income from discontinued operations, net of tax					0.8	1.4
Noncontrolling interest, net of taxes					-	0.1
Net income attributable to Tower International, Inc.					$17.3	$17.3

Comparison of Periods – GAAP Analysis of Consolidated Results

Revenues

Total revenues increased during the three months ended March 31, 2018 by $65.9 million, or 13.2%, from the three months ended March 31, 2017, reflecting higher volume ($28.6 million), favorable foreign exchange ($24.6 million), and favorable pricing ($12.7 million).

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

Total gross profit increased by $3.5 million, or 6.2%, from the three months ended March 31, 2017 to the three months ended March 31, 2018, while our gross profit margin decreased from 11.3% during the 2017 period to 10.6% during the 2018 period. Gross profit was positively impacted by higher volume ($9.2 million), favorable foreign exchange ($3.3 million), excluding the impact on depreciation, and favorable mix ($1.5 million), offset partially by higher fixed costs to support new programs ($3.4 million). All other factors were net unfavorable ($7.1 million). Higher launch costs ($7.5 million), unfavorable pricing and economics ($6.3 million), higher depreciation ($3.4 million), and lease expense related to certain manufacturing equipment ($2.5 million), were offset partially by favorable efficiencies ($7.2 million) and favorable timing of commercial and vendor settlements. The increase in depreciation was due to increased levels of capital spending in 2017 and 2018 and the strengthening of the Euro against the U.S. dollar. The decrease in gross profit margin was attributable primarily to higher steel prices which have an immaterial impact on earnings.

Selling, General, and Administrative Expenses (“SG&A”)

Total SG&A increased $3 million, or 10.3%, from the three months ended March 31, 2017, reflecting primarily the strengthening of the Euro against the U.S. dollar and higher long-term compensation expense.

Restructuring and Asset Impairment Expense

Total restructuring expense decreased $2.4 million, from the three months ended March 31, 2017. During the first quarter of 2018, we recorded $1.5 million related primarily to severance charges in North America and Europe to reduce fixed costs. During the first quarter of 2017, we recorded $3.9 million related primarily to severance charges incurred in the North America and Europe segments to reduce corporate overhead.

Interest Expense, net

Interest expense, net, increased $4.6 million from the three months ended March 31, 2017 reflecting primarily the non-recurrence of non-cash mark-to-market income of $4.3 million on our derivative financial instruments in 2017. As discussed in Note 2 to the Condensed Consolidated Financial Statements, we elected to early adopt ASU No. 2017-12 on January 1, 2018; therefore, a portion of the mark-to-market changes will no longer be recorded within interest expense.

Provision for Income Taxes

Income tax expense from continued operations decreased $1.4 million from the three months ended March 31, 2017. The decrease in tax expense is primarily attributable to the lower U.S. Corporate tax rate that was enacted in December 2017. Our income tax expense and rate varies each period depending on the level and mix of income and losses generated in the various jurisdictions in which we do business. We believe our available net operating loss carryforwards and tax credits coupled with favorable expensing provisions under the new U.S. tax law will enable us to eliminate a  material U.S. cash tax liability until at least 2022.

On December 22, 2017, the Tax Cuts and Jobs Act (the “TCJA”) was enacted into federal law. The new law includes significant changes to the U.S. corporate income tax system. Among other items, the TCJA lowered the corporate income tax rate from 35% to 21% and created a new modified territorial tax system exempting foreign profits from U.S. taxation with some exceptions. It also required a one-time deemed repatriation of accumulated foreign earnings for the year ended December 31, 2017. To determine the amount of the deemed repatriation and any associated repatriation tax, we were required to determine, in addition to other factors, the amount of post-1986 profits or losses of each foreign subsidiary, as well as the amount of foreign income taxes paid on such profits or losses. As noted at year-end, we made a reasonable estimate that no transition tax was due. This represented our provisional estimate at year-end and we have not made any additional measurement-period adjustments related to this item during the quarter. We are continuing to gather additional information to complete our accounting for this item and expect to complete our accounting within the prescribed measurement period.

Income from Discontinued Operations

During the second quarter of 2016, the Company’s Board of Directors approved a plan to sell the Company’s remaining business operations in Brazil and China. At March 31, 2018, the Brazilian business operation and one Chinese joint venture are considered held for sale in accordance with FASB ASC No. 360, Property, Plant, and Equipment, and presented as discontinued operations in the Condensed Consolidated Financial Statements, in accordance with FASB ASC No. 205, Discontinued Operations.

The Company recorded income from discontinued operations, net of tax, of $0.8 million during the three months ended March 31, 2018, as compared with income of $1.4 million for the three months ended March 31, 2017.

Comparison of Periods—Non-GAAP Analysis of Adjusted EBITDA

A reconciliation of net income attributable to Tower International, Inc. to Adjusted EBITDA for the periods presented is set forth below (in millions):

	Consolidated		Europe		North America
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2018	2017	2018	2017	2018	2017

Net income attributable to Tower International, Inc.	$17.3	$17.3
Interest expense, net	5.0	0.4
Net periodic benefit (income)	(0.6)	(0.5)
Other expense	-	0.6
Provision for income taxes	5.1	6.5
Income from discontinued operations, net of tax	(0.8)	(1.4)
Noncontrolling interest, net of taxes	-	0.1
Operating income	26.0	23.1	$2.1	$5.8	$23.9	$17.3
Intercompany charges	-	-	(1.8)	(2.1)	1.8	2.1
Restructuring and asset impairments	1.5	3.9	0.4	0.1	1.1	3.8
Depreciation and amortization	21.4	17.8	7.8	6.9	13.6	10.9
Acquisition costs and other	0.1	-	(0.2)	-	0.3	-
Long-term compensation (a)	1.6	0.9	0.4	0.5	1.2	0.4
Lease expenses (b)	2.5	-	-	-	2.5	-
Adjusted EBITDA	$53.1	$45.7	$8.7	$11.2	$44.4	$34.5

(a)

Represents the compensation expense related to stock options, restricted stock units, and accruals from certain compensation programs intended to benefit our long-term success and growth. The compensation charges are incurred during the applicable vesting periods of each program.

(b)

Represents lease expense incurred related to certain manufacturing equipment that is being leased. Beginning in 2019, FASB ASC No. 842, Leases, will change the financial reporting for leases. Certain of our manufacturing equipment leases currently classified as operating leases will be considered financing leases under the new standard which will require us to record the right of use asset as additional property, plant, and equipment and the associated liability as lease debt.

The following table presents revenues (a GAAP measure) and Adjusted EBITDA (a non-GAAP measure) for the three months ended March 31, 2018 and 2017 (in millions), as well as an explanation of variances:

	Europe		North America		Consolidated
		Adjusted		Adjusted		Adjusted
	Revenues	EBITDA(c)	Revenues	EBITDA(c)	Revenues	EBITDA(c)
Three Months Ended March 31, 2018 results	$171.6	$8.7	$391.9	$44.4	$563.5	$53.1
Three Months Ended March 31, 2017 results	160.2	11.2	337.4	34.5	497.6	45.7
Variance	$11.4	$(2.5)	$54.5	$9.9	$65.9	$7.4
Variance attributable to:
Volume and mix	$(22.9)	$(3.2)	$51.5	$10.5	$28.6	$7.3
Foreign exchange	23.6	1.8	1.0	-	24.6	1.8
Pricing and economics	10.7	(4.4)	2.0	(2.8)	12.7	(7.2)
Efficiencies	-	1.7	-	5.5	-	7.2
Selling, general, and administrative
expenses and other items (d)	-	1.6	-	(3.3)	-	(1.7)
Total	$11.4	$(2.5)	$54.5	$9.9	$65.9	$7.4

(c) We have presented a reconciliation of net income attributable to Tower International, Inc. to Adjusted EBITDA above.

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

Consolidated Company: Consolidated Adjusted EBITDA increased by $7.4 million, or 16.2%, from the three months ended March 31, 2017,  reflecting higher volume and mix ($7.3 million) and favorable foreign exchange ($1.8 million). Volume and mix consisted of higher volume ($9.2 million) and favorable mix ($1.5 million), offset partially by higher fixed costs to support new programs ($3.4 million). All other factors were net unfavorable ($1.7 million). Unfavorable pricing and economics ($7.2 million) and unfavorable SG&A expenses and other items ($1.7 million) were offset partially by favorable efficiencies ($7.2 million). SG&A expenses and other items reflected primarily higher launch costs ($7.5 million) offset partially by the favorable timing of commercial and vendor settlements.

Europe Segment: In our Europe segment, Adjusted EBITDA decreased by $2.5 million, or 22.3%, from the three months ended March 31, 2017, reflecting lower volume and mix ($3.2 million) offset partially by favorable foreign exchange ($1.8 million). Volume and mix consisted of lower volume ($4.4 million) and higher fixed costs to support new programs ($0.3 million), offset partially by favorable mix ($1.5 million). All other factors were net unfavorable ($1.1 million). Unfavorable pricing and economics ($4.4 million), principally product pricing and labor costs, were offset partially by favorable efficiencies ($1.7 million) and favorable SG&A expenses and other items ($1.6 million). SG&A expenses and other items reflected primarily the favorable timing of commercial and vendor settlements offset partially by unfavorable launch costs ($0.7 million).

North America Segment: In our North America segment, Adjusted EBITDA increased by $9.9 million, or 28.7%, from the three months ended March 31, 2017, reflecting higher volume and mix ($10.5 million). Volume and mix consisted of higher volume ($13.6 million) offset partially by higher fixed costs to support new programs ($3.1 million). All other factors were net unfavorable ($0.6 million). Unfavorable pricing and economics ($2.8 million), principally product pricing and labor costs, and unfavorable SG&A expense and other items ($3.3 million), were offset partially by favorable efficiencies ($5.5 million). SG&A expense and other items reflected primarily higher launch costs ($6.8 million) offset partially by the favorable timing of commercial and vendor settlements.

Restructuring

The following table sets forth our net restructuring and asset impairment charges by type for the periods presented (in millions):

	Three Months Ended March 31,
	2018	2017
Employee termination costs	$1.1	$3.7
Other exit costs	0.4	0.2
Total restructuring charges, net	$1.5	$3.9

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

The charges incurred in our North America segment during the three months ended March 31, 2018 related to severance charges and ongoing maintenance expense of facilities closed as a result of prior actions. The charges incurred in our Europe segment for the three months ended March 31, 2018 related to severance charges to reduce fixed costs.

We expect to continue to incur additional restructuring expense in 2018 related primarily to previously announced restructuring actions; however, we do not anticipate any additional expense that will be significant, with respect to previously announced actions. We may engage in new actions if business conditions warrant further actions.

Liquidity and Capital Resources

General

We generally expect to fund expenditures for operations, administrative expenses, capital expenditures, dividend payments, and debt service obligations with internally generated funds from operations and we generally expect to satisfy working capital needs from time-to-time with borrowings under our revolving credit facility or cash on hand. As of March 31, 2018, we had available liquidity of approximately $313 million, which we believe is adequate to fund our working capital requirements for at least the next twelve months. We believe that we will be able to meet our debt service obligations and fund operating requirements for at least the next twelve months with cash flow from operations, cash on hand, potential operating lease arrangements, and borrowings under our revolving credit facility.

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

Cash Flows and Working Capital

The following table shows the components of our cash flows from continuing operations for the periods presented (in millions):

	Three Months Ended March 31,
	2018	2017
Net cash provided by / (used in):
Operating activities	$(16.2)	$(48.4)
Investing activities	(28.9)	(23.9)
Financing activities	(14.8)	36.4

Net Cash Used in Operating Activities

Net cash utilized by operating activities was $16.2 million during the three months ended March 31, 2018, compared to $48.4 million utilized during the three months ended March 31, 2017. The $32.2 million decrease of cash utilized was attributable primarily to favorable working capital and higher cash earnings.

Net Cash Used in Investing Activities

Net cash utilized in investing activities was $28.9 million during the three months ended March 31, 2018, compared to $23.9 million during the three months ended March 31, 2017. The $5 million increase in cash utilized was attributable primarily to higher capital expenditures for new programs.

Net Cash Used in Financing Activities

Net cash utilized from financing activities was $14.8 million during the three months ended March 31, 2018, compared to $36.4 million generated during the three months ended March 31, 2017. This $51.2 million change of cash was attributable primarily to lower borrowings in 2018.

Working Capital

We manage our working capital by monitoring key metrics principally associated with inventory, accounts receivable, and accounts payable. Our quarterly average inventory days on hand decreased to 16 days during the first quarter of 2018 from 17 days during the fourth quarter of 2017;  and our inventory levels increased from $78.7 million at December 31, 2017 to $86.7 million at March 31, 2018, primarily due to the ramp up of production on recently awarded business and the strengthening of the Euro against the U.S. dollar.

Our accounts receivable balance increased from $239.3 million as of December 31, 2017 to $333.7 million as of March 31, 2018. The increase reflects increased sales and the timing of customer payments consistent with normal seasonality and increased accounts receivable related to customer-owned tooling.

Our accounts payable balance increased from $323.3 million as of December 31, 2017 to $350.9 million as of March 31, 2018. The change reflects primarily the increase of trade accounts payable, resulting from the matching of terms with our customers and vendors, and increased accounts payable related to the timing of payments for capital expenditures,  offset partially by decreased accounts payable related to customer-owned tooling.

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

Our working capital is also impacted by our net position in regard to tooling owned by our customers. Tooling costs represent costs incurred by us in the development of new tooling used in the manufacture of our products. Generally, when a customer awards a contract to us, the customer agrees to reimburse us for certain of our tooling costs. As the tooling is developed, we experience cash outflows because we bear the costs and we typically do not receive reimbursement from our customers until the manufacture of the particular program commences. This timing delay causes our working capital to fluctuate between periods due to the timing of the cash inflows and outflows. We define our net tooling position as tooling in progress (see Note 6) plus accounts receivable related to tooling less accounts payable related to tooling. During the first three months of 2018 our net tooling position increased by $29.9 million from $35.6 million at December 31, 2017 to $65.5 million at March 31, 2018. This increase reflects increased net spending on recently awarded programs. We expect the balance of customer-owned tooling will decrease during the remainder of the year, as reimbursements from customers are expected to significantly exceed additional spending on customer-owned tooling.

On March 31, 2018 and December 31, 2017 we had  working capital balances (excluding discontinued operations held for sale) of $40.5 million and $41 million, respectively.

Sources and Uses of Liquidity

Our available liquidity at March 31, 2018 was $313.1 million, which consisted of $65.6 million of cash on hand, and unutilized borrowing availability under our U.S. and foreign credit facilities of $192 million and $55.5 million, respectively. A portion of our cash balance is located at foreign subsidiaries and is presently being used to fund operations at and investment in those locations. As of December 31, 2017 we had available liquidity of $369.7 million.

As of March 31, 2018, we had short-term debt, excluding capital leases, of $26.3 million, of which $22.7 million related to receivables factoring in Europe and $3.6 million related to current maturities of our Term Loan Credit Facility. The receivables factoring in Europe consists of uncommitted demand facilities, which are subject to termination at the discretion of the banks, although we have not experienced any terminations by the banks. We believe that we will be able to continue the receivables factoring in Europe.

We are currently experiencing organic growth well above industry average as a result of major new business awards primarily in North America. To fund this growth, we continue to incur significant capital investment requirements for the purchase and installation of the machinery and equipment necessary to manufacture the awarded products. We have entered into operating leases to assist with a portion of the funding requirements for the related capital investments. We believe that these operating leases provide a diversified capital source for financing the capital investment requirements at competitive rates in relation to our existing debt arrangements and help to maintain our strong liquidity profile. These leasing arrangements bear a weighted average fixed interest rate of 5.4%.

Pursuant to the Board of Directors’ declaration on October 16, 2015, the Company commenced payment of a quarterly dividend of $0.10 per common share. This dividend was raised to $0.11 per common share on October 21, 2016 and to $0.12 per common share on October 20, 2017. During the three months ended March 31, 2018 and 2017, the Company paid dividends of $2.5 million and $2.2 million, respectively.

As noted above, on June 17, 2016, the Company announced its Board of Directors’ authorization to repurchase up to $100 million of the Company’s issued and outstanding common stock from time to time in the open market, or in privately negotiated transactions. As of March 31, 2018, 829,648 shares have been purchased under the Repurchase Program at an aggregate cost of $18.9 million with no additional shares being purchased under that program during the three months ended March 31, 2018.

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

	Three Months Ended March 31,
	2018	2017
Net cash provided by continuing operating activities	$(16.2)	$(48.4)
Cash disbursed for purchases of property, plant, and equipment, net	(28.9)	(23.9)
Free cash flow (1)	$(45.1)	$(72.3)

(1)Net cash disbursed for customer-owned tooling is included in free cash flow. Net cash disbursed for customer-owned tooling during the three months ended March 31, 2018 and 2017 was $29.9 million and $25.5 million, respectively.

Free cash flow was negative $45.1 million during the three months ended March 31, 2018, compared to negative $72.3 million during the three months ended March 31, 2017. The improvement reflected primarily favorable working capital and higher Adjusted EBITDA, offset partially by higher capital expenditures.

Debt

As of March 31, 2018, we had outstanding indebtedness, excluding capital lease obligations and net of debt issue cost, of approximately $370.5 million, which consisted of the following:

.9
	•	$355.7 million (net of a $2.2 million original issue discount) indebtedness outstanding under our Term Loan Credit Facility
	•	No indebtedness outstanding under our Amended Credit Revolving Facility
	•	$22.7 million of foreign subsidiary indebtedness
	•	Less $7.9 million of debt issue costs netted against our indebtedness

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

The Fourth Amended Revolving Credit Facility Agreement amended and restated, in its entirety, the Third Amended Revolving Credit Facility Agreement, dated as of September 17, 2014, by and among the Borrower, its domestic affiliate and domestic subsidiary guarantors named therein, and the lenders party thereto, and the Agent. The Fourth Amended Revolving Credit Facility Agreement provides for a cash flow revolving credit facility (the “Amended Revolving Credit Facility”) in the aggregate amount of up to $200 million. The Fourth Amended Revolving Credit Facility Agreement also provides for the issuance of letters of credit in an aggregate amount not to exceed $30 million, provided that the total amount of credit (inclusive of revolving loans and letters of credit) extended under the Fourth Amended Revolving Credit Facility Agreement is subject to an overall cap, on any date, of $200 million. We may request the issuance of Letters of Credit denominated in Dollars or Euros. As of March 31, 2018, we had no borrowings outstanding under our Amended Revolving Credit Facility and $8 million of letters of credit outstanding under the Fourth Amended Revolving Credit Facility Agreement. Thus, we could have borrowed an additional $192 million under the Fourth Amended Revolving Credit Facility Agreement as of March 31, 2018, calculated as follows (in millions):

Total Revolving Credit Commitment	$200.0
Borrowings on Amended Revolving Credit Facility	-
Letter of credit outstanding	(8.0)
Availability on Fourth Amended Revolving Credit Facility Agreement	$192.0

Advances under the Amended Revolving Credit Facility bear interest at an alternate base rate plus a base rate margin or LIBOR plus a Eurodollar margin. The applicable margins are determined by the Company’s Total Net Leverage Ratio (as defined in the Fourth Amended Revolving Credit Facility Agreement). As of March 31, 2018,  the applicable margins were 1.25% per annum and 2.25% per annum for base rate and LIBOR based borrowings, respectively. Borrowings outstanding under our Amended Revolving Credit Facility may vary significantly from time to time, depending on our cash needs at any given time. Our Amended Revolving Credit Facility matures on March 7, 2022.

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

As of March 31, 2018, we were in compliance with the financial covenants that govern our credit agreements.

Foreign Subsidiary Indebtedness

Our foreign subsidiary indebtedness consists primarily of borrowings in Europe, receivables factoring and credit line in Europe, which is described above.

Capital and Operating Leases

We maintain capital leases primarily for a manufacturing facility and certain manufacturing equipment. We have several operating leases, including leases for office and manufacturing facilities, as well as certain equipment, with lease terms expiring between the years 2018 and 2026. As of December 31, 2017, our total future operating lease payments amounted to $170.1 million and the present value of minimum lease payments under our capital leases amounted to $5.5 million. As of December 31, 2017, we were committed to making lease payments during 2018 of not less than $35.1 million on our operating leases and not less than $5.6 million on our capital leases.

Beginning in 2019, FASB ASC No. 842, Leases, will change the financial reporting for leases. Certain of our manufacturing equipment leases currently classified as operating leases will be considered financing leases under the new standard which will require us to record the right of use asset as additional property, plant, and equipment and the associated liability as lease debt. As of March 31, 2018 and December 31, 2017, the associated liability from these leases would have been approximately $100 million and $72 million, respectively.

In addition, we have numerous real estate and equipment leases currently classified as operating that we believe will continue to be classified as operating under the new standard. We expect that the right of use assets and liabilities associated with these leases will be material, but have not yet quantified the total balance sheet impact for these leases.

Off-Balance Sheet Obligations

In addition to the operating leases described above, our off-balance sheet obligations consist of obligations under our Fourth Amended Revolving Credit Facility. As of March 31, 2018, letters of credit outstanding were $8 million under the Fourth Amended Revolving Credit Facility.

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

	As of March 31, 2018	As of December 31, 2017
Total debt, including capital leases and net of debt issue costs	$376.0	$386.8
Less: Cash and cash equivalents	(65.6)	(123.7)
Net debt	$310.4	$263.1

As of March 31, 2018, our net debt was $310.4 million, compared to $263.1 million as of December 31, 2017. The $47.3 million change reflects primarily negative free cash flow for the period.

Disclosure Regarding Forward-Looking Statements

This report contains statements which constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including but not limited to statements relating to trends in the operations, financial results, business and products of our Company, and anticipated production trends. The forward-looking statements can be identified by words such as “anticipate”, “believe”, “plan”, “estimate”, “expect”, “intend”, “project”, and other similar expressions and statements regarding our intent, belief, current plans, or expectations. Our forward looking statements also include, without limitation, statements regarding our anticipated future financial condition, operating results, free cash flows, net debt leverage, Adjusted EBITDA, and business and financing plans and models. Forward-looking statements are made as of the date of this report and are based upon management’s current expectations and beliefs concerning future developments and their potential effects on us. Such forward-looking statements are not guarantees of future performance. The following important factors, as well as those important factors described elsewhere in this report or in our Annual Report on Form 10-K for the year ended December 31, 2017, could cause our actual results to differ materially from estimates or expectations reflected in such forward-looking statements:

•	global automobile production volumes;

•	the financial condition of our customers and suppliers;

•	our ability to make scheduled payments of principal or interest on our indebtedness and comply with the covenants and restrictions contained in the instruments governing our indebtedness;

•	our ability to refinance our indebtedness;

•	risks associated with non-U.S. operations, including foreign exchange risks and economic uncertainty in some regions;

•	any increase in the expense and funding requirements of our pension and postretirement benefits;

•	our customers’ ability to obtain equity and debt financing for their businesses;

•	our dependence on our large customers;

•	pricing pressure from our customers;

•	our ability to integrate acquired businesses;

•	our ability to take advantage of emerging secular trends relating to lightweighting, outsourcing, replacement, electrification and autonomous vehicles;

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

Interest Rate Risk

At March 31, 2018, we had total debt, excluding capital leases, of $370.5 million (net of a $2.2 million discount and $7.9 million of debt issue costs), consisting of variable rate debt of $184.4 million (50%) and fixed rate debt of $186.1 million (50%), after taking into account our $186.1 million variable rate to fixed rate swap. Assuming no changes in the monthly average variable rate debt levels of $197.1 million for the three months ended March 31, 2018, we estimate that a hypothetical change of 100 basis points in the LIBOR and alternative base rate would not have a significant impact on interest expense due to the LIBOR floor in our Term Loan.

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

Our strategy for managing currency risk relies primarily upon conducting business in a foreign country in that country’s currency. We may, from time to time, also participate in hedging programs intended to reduce our exposure to currency fluctuations. We believe that the effect of a 100 basis point movement in foreign currency rates against the U.S. dollar would not have materially impacted the results of our operations, our cash flows, or our stockholders’ equity for the three months ended March 31, 2018.

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

Item 4. Controls  and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), management, with the participation of the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2018. Based upon that evaluation, the CEO and the CFO have concluded that, as of March 31, 2018, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Beginning January 1, 2018, we implemented ASC No. 606, Revenue from Contracts with Customers. Although the new revenue standard did not have a material impact on our condensed consolidated financial statements, we developed new policies and enhanced our internal controls to ensure we adequately evaluated our contracts and properly assessed the impact of the new accounting standards related to revenue recognition. These enhancements to our internal controls are not considered significant.

There have been no other changes in our internal control over financial reporting during the quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1A. Risk Factors.

There have been no material changes in our risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities

The following table presents information regarding shares of our common stock repurchased during each month in the quarter ended March 31, 2018.

				Total Number of
				Shares (or Units)	Dollar Value of
			Weighted	Purchased as Part	Shares that May
	Total Number of		Average Price	of Publicly	Yet Be Purchased
	Shares (or Units)		Paid per Share	Announced Plan	Under Plan or
Period	Purchased		(or Unit)	or Program	Program (1)
January 1 to January 31, 2018	-		$-	-	$81,056,732
February 1 to February 28, 2018	-		$-	-	$81,056,732
March 1 to March 31, 2018	18,064		$26.25	-	$81,056,732
Total	18,064	(2)	$-	-

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

(2)	These shares were repurchased in connection with the vesting of restricted stock units. See Note 15 of the notes to the Company’s Condensed Consolidated Financial Statements.

Item 6. Exhibits.

10.1

Master Lease Agreement No. 100521 dated November 16, 2016 by and among Tower Automotive Holdings USA, LLC and Tower Automotive Operations USA I, LLC and MB Equipment Finance, LLC (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated February 23, 2018 and incorporated herein by reference).

10.2

Interim Funding Agreement, dated as of February 20, 2018, by and among Tower Automotive Holdings USA, LLC, Tower Automotive Operations USA I, LLC, MB Equipment Finance, LLC and the parties referred to therein as Participants (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated February 23, 2018 and incorporated herein by reference).

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

Tower International, Inc.

Date: May 3, 2018	/s/ Jeffrey Kersten
Jeffrey Kersten
Chief Financial Officer