Form 10-Q
period 2018-06-30
Tower International, Inc.
filed 2018-07-31
CIK 1485469

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Yes ☐ No ☒

As of July 24, 2018, there were 20,604,024 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

Tower International, Inc. and Subsidiaries

Form 10-Q

PART 1 — FINANCIAL INFORMATION

ITEM 1. Financial Statements.

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data - unaudited)

	June 30,	December 31,
	2018	2017

ASSETS
Cash and cash equivalents	$72,107	$123,688
Accounts receivable, net of allowance of $1,531 and $1,385	293,093	239,319
Inventories (Note 4)	86,398	78,745
Assets held for sale (Note 5)	32,361	44,250
Prepaid tooling, notes receivable, and other	59,715	78,481
Total current assets	543,674	564,483

Property, plant, and equipment, net	550,434	535,272
Goodwill (Note 7)	62,118	63,665
Deferred tax asset	76,890	83,035
Other assets, net	14,005	13,642
Total assets	$1,247,121	$1,260,097

LIABILITIES AND EQUITY
Short-term debt and current maturities of capital lease obligations (Note 9)	$28,899	$42,048
Accounts payable	319,243	323,271
Accrued liabilities	105,361	113,949
Liabilities held for sale (Note 5)	13,818	17,336
Total current liabilities	467,321	496,604

Long-term debt, net of current maturities (Note 9)	343,790	344,738
Deferred tax liability	4,660	4,807
Pension liability (Note 12)	43,159	47,813
Other non-current liabilities	90,488	96,263
Total non-current liabilities	482,097	493,621
Total liabilities	949,418	990,225

Stockholders' equity:
Preferred stock, $0.01 par value, 50,000,000 authorized and 0 issued and outstanding	$-	$-
Common stock, $0.01 par value, 350,000,000 authorized, 22,397,362 issued and 20,604,024 outstanding at June 30, 2018, and 22,317,671 issued and 20,542,397 outstanding at
December 31, 2017	224	223
Additional paid in capital	345,980	344,153
Treasury stock, at cost, 1,793,338 and 1,775,274 shares as of June 30, 2018
and December 31, 2017	(36,882)	(36,408)
Accumulated surplus	60,603	29,712
Accumulated other comprehensive loss (Note 13)	(72,222)	(67,808)
Total stockholders' equity	297,703	269,872
Total liabilities and stockholders' equity	$1,247,121	$1,260,097

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share and per share amounts - unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Revenues (Note 3)	$556,007	$489,925	$1,119,513	$987,515
Cost of sales	491,948	428,807	995,608	870,097
Gross profit	64,059	61,118	123,905	117,418
Selling, general, and administrative expenses	30,869	29,007	63,103	58,232
Amortization expense (Note 7)	108	113	220	216
Restructuring and asset impairment charges, net (Note 8)	269	3,337	1,817	7,248
Operating income	32,813	28,661	58,765	51,722
Interest expense	5,255	1,807	10,417	2,260
Interest income	112	86	269	133
Net periodic benefit income (Note 12)	559	479	1,117	958
Other expense	977	-	977	575
Income before provision for income taxes and income / (loss) from discontinued operations	27,252	27,419	48,757	49,978
Provision for income taxes (Note 11)	5,539	7,672	10,606	14,168
Income from continuing operations	21,713	19,747	38,151	35,810
Income / (loss) from discontinued operations, net of tax (Note 5)	663	(489)	1,525	861
Net income	22,376	19,258	39,676	36,671
Less: Net income attributable to the noncontrolling interests	-	42	-	110
Net income attributable to Tower International, Inc.	$22,376	$19,216	$39,676	$36,561

Weighted average basic shares outstanding	20,597,482	20,508,890	20,577,161	20,467,281
Weighted average diluted shares outstanding	20,986,122	20,805,931	20,969,142	20,813,100

Basic income per share attributable to Tower International, Inc.:
Income per share from continuing operations (Note 14)	$1.05	$0.96	$1.85	$1.74
Income/ (loss) per share from discontinued operations (Note 14)	0.03	(0.02)	0.07	0.04
Income per share (Note 14)	1.09	0.94	1.93	1.79

Diluted income per share attributable to Tower International, Inc.:
Income per share from continuing operations (Note 14)	$1.04	$0.95	$1.82	$1.72
Income / (loss) per share from discontinued operations (Note 14)	0.03	(0.02)	0.07	0.04
Income per share (Note 14)	1.07	0.92	1.89	1.76

Dividends declared per share	$0.12	$0.11	$0.24	$0.22

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands - unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Net income	$22,376	$19,258	$39,676	$36,671
Other comprehensive income / (loss), net of tax:
Foreign currency translation adjustments, net of tax expense / (benefit) of $2.5 million, ($5 million), $1.4 million, and ($5.9 million)	(16,442)	7,407	(10,137)	13,289
Unrealized gain / (loss) on qualifying cash flow hedge, net of tax expense / (benefit) of $0.5 million, ($0.3 million), $1.9 million, and ($2.8 million)	1,608	(539)	5,723	(4,613)
Other comprehensive income / (loss), net of tax	(14,834)	6,868	(4,414)	8,676
Comprehensive income	7,542	26,126	35,262	45,347
Less: Comprehensive income attributable to noncontrolling interests	-	42	-	162
Comprehensive income attributable to Tower International, Inc.	$7,542	$26,084	$35,262	$45,185

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands - unaudited)

	Six Months Ended June 30,
	2018	2017

OPERATING ACTIVITIES:
Net income	$39,676	$36,671
Less: Income from discontinued operations, net of tax	1,525	861
Income from continuing operations	38,151	35,810

Adjustments required to reconcile income from continuing operations to net cash provided by / (used in) continuing operating activities:
Deferred income tax provision	7,133	9,965
Depreciation and amortization	42,151	36,532
Non-cash share-based compensation	1,609	1,098
Pension income, net of contributions	(4,655)	(4,851)
Change in working capital and other operating items	(51,862)	(88,794)
Net cash provided by / (used in) continuing operating activities	$32,527	$(10,240)

INVESTING ACTIVITIES:
Cash disbursed for purchases of property, plant, and equipment, net	$(68,581)	$(44,161)
Proceeds from disposition of joint venture, net	4,314	15,944
Net cash used in continuing investing activities	$(64,267)	$(28,217)

FINANCING ACTIVITIES:
Proceeds from borrowings	$45,184	$373,853
Repayments of borrowings	(59,273)	(336,032)
Original issuance discount	-	(1,808)
Debt financing costs	-	(4,747)
Dividend payment to Tower stockholders	(4,937)	(4,498)
Proceeds from stock options exercised	219	1,052
Purchase of treasury stock	(474)	(762)
Net cash provided by / (used in) continuing financing activities	$(19,281)	$27,058

Discontinued operations:
Net cash from discontinued operating activities	$4,384	$74
Net cash used in discontinued investing activities	(2,001)	(1,010)
Net cash from / (used in) discontinued financing activities	(924)	920
Net cash from / (used in) discontinued operations	$1,459	$(16)

Effect of exchange rate changes on continuing cash and cash equivalents	$(2,019)	$3,421

NET CHANGE IN CASH AND CASH EQUIVALENTS	$(51,581)	$(7,994)

CASH AND CASH EQUIVALENTS:
Beginning of period	$123,688	$62,788

End of period	$72,107	$54,794

Supplemental Cash Flow Information:
Interest paid, net of amounts capitalized	$10,635	$11,817
Income taxes paid	3,133	3,598
Non-cash Investing Activities:
Capital expenditures in liabilities for purchases of property, plant, and equipment	$15,696	$17,912

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Organization and Basis of Presentation

Tower International, Inc. and its subsidiaries (collectively referred to as the “Company” or “Tower International”), is a leading integrated global manufacturer of engineered automotive structural metal components and assemblies, primarily serving original equipment manufacturers (“OEMs”), including Ford, Volkswagen Group, Fiat-Chrysler, Volvo, Nissan, Daimler, Toyota, BMW, and Honda. Products include body structures, assemblies and other chassis structures, and lower vehicle systems and suspension components for small and large cars, crossovers, pickups, and sport utility vehicles (“SUVs”).  The Company has strategically located production facilities in the United States, Germany, Belgium, Slovakia, Italy, Poland, Mexico, and the Czech Republic, supported by engineering and sales locations in the United States, Germany, Italy, Japan, China and India.

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

Note 2. New Accounting Pronouncements

Recently Adopted

Revenue Recognition

On May 28, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU outlines a single comprehensive model for entities to utilize to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that will be received in exchange for the goods and services. Additional disclosures are also required to enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In 2016, the FASB issued ASU No. 2016-08, ASU No. 2016-10, ASU No. 2016-12, and ASU No. 2016-20, all of which amend the implementation guidance and illustrations in the new revenue standard.

The Company implemented the new standard effective January 1, 2018 using the modified retrospective approach. Implementation of the standard did not have a material impact on the Company’s Condensed Consolidated Financial Statements as the Company’s method for recognizing revenue subsequent to the implementation of Accounting Standard Codification (“ASC”) No. 606 does not vary significantly from its revenue recognition practices under the prior revenue standard. The Company has included the additional disclosures required by the ASUs above (See Note 3 of the Condensed Consolidated Financial Statements).

Retirement Benefits

On March 10, 2017, the FASB issued ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This ASU is designed to increase the transparency and usefulness of information about defined benefit costs for pension plans and other post-retirement benefit plans presented in employer financial statements. Effective October 1, 2006, the Company’s pension plan was frozen and the Company ceased accruing any additional benefits. The Company adopted the new standard effective January 1, 2018 and applied the guidance retrospectively, as required. As a result of adoption, the Company’s net periodic pension cost and net periodic postretirement benefit cost are reported within net periodic benefit income on the Condensed Consolidated Statement of Operations. The Company has included the disclosures required by ASU 2017-07.

Hedge Accounting

On August 28, 2017, the FASB issued ASU No. 2017-12, Targeted Improvements to Accounting for Hedging Activities. This ASU is designed to better align hedge accounting with an organization’s risk management activities in the financial statements. In addition, this ASU simplifies the application of hedge accounting guidance in areas where practice issues exist. The Company early adopted this ASU as of January 1, 2018. Upon adoption, the Company recorded a cumulative effect adjustment of $5.1 million and corresponding tax effect adjustment of $1.3 million to Accumulated Other Comprehensive Income (“AOCI”) from accumulated earnings. This adjustment is intended to ensure that the resulting AOCI balance represents the cumulative change in the hedging instruments’ fair value since hedge inception, less any amounts that should have been recognized in earnings under this ASU. Going forward, the earnings effect of the hedged items will be recorded in the same line item in the Condensed Consolidated Statements of Operations in which the earnings effect of the hedged item is reported when the hedged item affects earnings.

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

The Company expects that this standard will have a material effect on its Condensed Consolidated Financial Statements. The Company is currently evaluating significant contracts and assessing the potential impacts. Based on the assessments performed thus far, the Company believes that it has certain manufacturing equipment leases currently classified as operating leases that will be classified as finance leases under the new standard. As of June 30, 2018 and December 31, 2017, the Company estimates that the ROU asset and liability associated with these leases would be approximately $111 million and $72 million, respectively. This estimate is based upon the present value of the remaining minimum lease payments for equipment that is subject to lease agreements as of June 30, 2018 and December 31, 2017.

In addition, the Company has numerous real estate and equipment leases currently classified as operating leases that the Company believes will continue to be classified as operating leases under the new standard. The Company expects that the ROU assets and liabilities associated with these leases will be material, but has not yet quantified the total balance sheet impact for these leases.

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

Stock Compensation

On June 20, 2018, the FASB issued ASU No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting. This ASU simplifies the accounting for share based payments granted to nonemployees for goods and services. Under the ASU, most of the guidance on such payments to nonemployees would be aligned with the requirements for share-based payments granted to employees. This ASU is effective for annual and interim periods beginning after December 15, 2018 and early adoption is permitted. The Company does not expect a material financial statement impact related to the adoption of this ASU.

Note 3. Revenue

On January 1, 2018, the Company adopted FASB ASC No. 606, Revenue from Contracts with Customers, using the modified retrospective method as applied to customer contracts that were not completed as of January 1, 2018. As a result, financial information for reporting periods beginning on or after January 1, 2018 are presented in accordance with FASB ASC No. 606, while comparative financial information has not been adjusted and continues to be reported in accordance with the Company’s revenue recognition policies prior to the adoption of FASB ASC No. 606.

The Company enters into contracts with its customers that create enforceable rights and obligations. Each such contract requires the Company to supply products for specific vehicle programs. The Company has determined that each unit produced represents a separate performance obligation. The Company satisfies its performance obligations and recognizes revenue at a point in time when the customer has obtained control of the unit. Determining when control transfers requires management to make judgments that affect the timing of revenue recognized. The Company has determined that control has transferred when its products are shipped to its customers because the Company has a present right to payment at that time, legal title and risk of loss have passed to the customer and the customer is able to direct the use of, and obtain substantially all of the benefits from, the products. Invoices are generated upon shipment to the customer and are based on contractually agreed upon unit prices. The Company has payment terms with its customers that generally require payment within 30 to 60 days of invoice date. FASB ASC No. 606 provides a practical expedient that allows companies to exclude from the transaction price any amounts collected from customers for all sales (and other similar) taxes. We do not include sales and other taxes in our transaction price and thus do not recognize these amounts as revenue. Shipping and handling costs are accounted for as fulfillment costs and are included in cost of sales.

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

Additionally, the Company monitors the aging of uncollected billings and adjusts its accounts receivable allowance on a quarterly basis, as necessary, based upon its evaluation of the probability of collection. The adjustments made by the Company due to the write-off of uncollectible amounts have been immaterial for all periods presented. At June 30, 2018 and December 31, 2017 the Company’s accounts receivable, net of allowances, were $293.1 million and $239.3 million, respectively. The Company did not have any material unbilled or deferred revenue recorded on the Condensed Consolidated Balance Sheet as of June 30, 2018, or December 31, 2017.

For the three and six months ended June 30, 2018, revenue recognized from performance obligations related to prior periods (for example, due to changes in transaction price) was not material.

Revenue expected to be recognized in any future period related to remaining performance obligations, excluding revenue pertaining to contracts that have an original expected duration of one year or less or contracts where revenue is recognized as invoiced, is not material.

See Note 16 for disaggregation of revenue by reportable segment. The following table summarizes the Company’s vehicle platform mix as a percent of revenues by segment for the three months ended June 30, 2018:

	North America	Europe	Consolidated
SUV (sport-utility vehicles)	55%	25%	45%
Pickup	27%	0%	19%
Small Car	3%	35%	13%
Van	4%	22%	9%
Large Car	7%	9%	8%
MPV (multi-purpose vehicles)	2%	1%	2%
All Other	2%	8%	4%
	100%	100%	100%

The following table summarizes the Company’s vehicle platform mix as a percent of revenues by segment for the six months ended June 30, 2018:

	North America	Europe	Consolidated
SUV (sport-utility vehicles)	54%	24%	45%
Pickup	28%	0%	19%
Small Car	3%	37%	14%
Van	4%	21%	9%
Large Car	7%	8%	7%
MPV (multi-purpose vehicles)	2%	2%	2%
All Other	2%	8%	4%
	100%	100%	100%

Note 4. Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is determined by the first-in, first-out method. Maintenance, repair, and non-productive inventory, which are considered consumables, are expensed when acquired and included in the Condensed Consolidated Statements of Operations as cost of sales. Inventories consist of the following (in thousands):

	June 30, 2018	December 31, 2017
Raw materials	$43,787	$33,929
Work in process	16,140	16,112
Finished goods	26,471	28,704
Total inventory	$86,398	$78,745

Note 5. Discontinued Operations and Assets Held for Sale

During the second quarter of 2016, the Company’s Board of Directors approved a plan to sell the Company’s remaining business operations in Brazil and China. At June 30, 2018, the Brazilian business operation is considered held for sale in accordance with FASB ASC No. 360, Property, Plant, and Equipment, and presented as discontinued operations in the Condensed Consolidated Financial Statements, in accordance with FASB ASC No. 205, Discontinued Operations. At December 31, 2017, both of the Brazilian and Chinese business operations were held for sale and presented as discontinued operations.

The following table discloses select financial information of the discontinued operations of the Company’s Brazilian and Chinese business operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues	$13,766	$18,820	$29,111	$48,776
Loss from sale of Wuhu discontinued operation	-	(2,596)	-	(2,596)
Income / (loss) from discontinued operations:
Income before provision / (benefit) for income taxes	896	1,839	1,884	3,668
Provision / (benefit) for income taxes	233	(268)	359	211
Income / (loss) from discontinued operations	$663	$(489)	$1,525	$861

China Joint Ventures

In October of 2016, the Company entered into an agreement to sell its joint venture in Wuhu, China: Tower Automotive Company, Ltd (“Wuhu”). The sale agreement provided for the purchase of the Company’s equity in the joint venture for approximately $21 million, net of tax. The Company received proceeds of $4.5 million in the fourth quarter of 2016. On May 9, 2017, the Company completed the sale of its equity interest in Wuhu. During the second quarter of 2017, the Company received total net proceeds of $15.9 million related to the sale, which resulted in a total sales price that was less than the carrying value of the net assets of Wuhu. In addition, the Company incurred certain transaction related costs; therefore, a net loss of $2.6 million was recorded in the second quarter of 2017.

Also, in October of 2016, the Company entered into an agreement to sell its joint venture in Ningbo, China: Tower DIT Automotive Products Co., Ltd (“Ningbo”). The sale agreement provided for purchase of the Company’s equity in the joint venture for approximately $4 million, net of tax. The Company completed the sale of Ningbo during the second quarter of 2018 and received proceeds of $4.3 million, net of tax.

Wuhu and Ningbo have been presented as discontinued operations in our Consolidated Financial Statements, in accordance with FASB ASC No. 205.

Brazil Operations

During the second quarter of 2016, the Company’s Board of Directors approved a plan to sell the Company’s remaining business operations in Brazil. At June 30, 2018, the remaining Brazilian business operations are considered held for sale in accordance with FASB ASC No. 360 and presented as discontinued operations in the Consolidated Financial Statements, in accordance with FASB ASC No. 205.

The assets and liabilities held for sale are recorded at the lower of carrying value or fair value less costs to sell and are summarized by category in the following table (in thousands):

	June 30, 2018	December 31, 2017

ASSETS
Current assets	$21,373	$24,024
Property, plant, and equipment, net	24,507	29,239
Other assets, net	4,881	9,387
Fair value adjustment	(18,400)	(18,400)
Total assets held for sale	$32,361	$44,250

LIABILITIES
Short-term debt and current maturities of capital lease obligations	$727	$1,129
Accounts payable	10,444	11,877
Total current liabilities	11,171	13,006

Long-term debt, net of current maturities	766	1,223
Other non-current liabilities	1,881	3,107
Total non-current liabilities	2,647	4,330
Total liabilities held for sale	$13,818	$17,336

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

The components of capitalized tooling costs are as follows (in thousands):

	June 30, 2018	December 31, 2017
Customer-owned tooling, net	$45,397	$63,456
Company-owned tooling	308	277
Total tooling, net	$45,705	$63,733

Note 7. Goodwill and Other Intangible Assets

Goodwill

The change in the carrying amount of goodwill is set forth below by reportable segment and on a consolidated basis (in thousands):

	Europe	North America	Consolidated
Balance at December 31, 2017	$56,241	$7,424	$63,665
Currency translation adjustment	(1,499)	(48)	(1,547)
Balance at June 30, 2018	$54,742	$7,376	$62,118

Intangibles

In the North America segment, an intangible asset of $3.6 million related to customer relationships was recorded in 2015, as part of the acquisition of a facility in Mexico. This intangible asset has a definite life and will be amortized on a straight-line basis over seven years, the estimated life of the related asset, which approximates the recognition of related revenues.

The Company incurred amortization expense of $0.1 million and $0.2 million for the three and six months ended June 30, 2018, respectively. The Company incurred amortization expense of $0.1 million and $0.2 million for the three and six months ended June 30, 2017, respectively.

Note 8. Restructuring and Asset Impairment Charges

As of June 30, 2018, the Company has executed various restructuring plans and may execute additional plans in the future to reduce corporate overhead, to realign manufacturing capacity to prevailing global automotive production levels, and to improve the utilization of remaining facilities. Estimates of restructuring charges are based on information available at the time such charges are recorded. Due to the inherent uncertainty involved in estimating restructuring expenses, actual amounts paid for such activities may differ from amounts initially recorded. Accordingly, the Company may record revisions of previous estimates by adjusting previously established reserves.

Restructuring and Asset Impairment Charges

Net restructuring and asset impairment charges for each of the Company’s segments include the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Europe	$543	$616	$928	$744
North America	(274)	2,721	889	6,504
Consolidated	$269	$3,337	$1,817	$7,248

The following table sets forth the Company’s net restructuring and asset impairment charges by type for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Employee termination costs	$573	$3,172	$1,734	$6,867
Other exit costs	(304)	165	83	381
Total restructuring expense	$269	$3,337	$1,817	$7,248

The charges incurred during the six months ended June 30, 2018 and 2017 related primarily to the following actions:

2018 Actions

During the three and six months ended June 30, 2018, the charges incurred in the North America and Europe segments related to severance charges and ongoing maintenance expense of facilities closed as a result of prior actions. During the second quarter of 2018, the Company amended the lease agreements related to closed facilities which resulted in a $0.3 million adjustment to the liability previously recorded. As a result of these amendments, the Company will no longer record restructuring expense related to closed facilities.

2017 Actions

During the three and six months ended June 30, 2017, the charges incurred in the North America and Europe segments related to severance charges to reduce corporate overhead and ongoing maintenance expense of facilities closed as a result of prior actions.

Restructuring Reserve

The table below summarizes the activity in the restructuring reserve by segment, reflected in accrued liabilities and other non-current liabilities, for the above-mentioned actions through June 30, 2018 (in thousands):

	Europe	North America	Consolidated
Balance at December 31, 2017	$977	$4,070	$5,047
Payments	(1,216)	(3,856)	(5,072)
Increase in liability	928	806	1,734
Balance at June 30, 2018	$689	$1,020	$1,709

Except as disclosed in the table above, the Company does not anticipate incurring additional material cash charges associated with the actions described above. The changes in the restructuring reserve set forth in the table above do not agree with the restructuring charges for the period, as certain items are expensed as incurred related to the actions described.

The restructuring reserve decreased during the six months ended June 30, 2018, reflecting primarily payments related to prior accruals and 2018 restructuring actions, offset partially by accruals for severance.

During the six months ended June 30, 2018, the Company incurred payments in Europe of $1.2 million and in North America of $3.9 million related to prior accruals and 2018 restructuring actions described above.

Note 9. Debt

Short-Term Debt

Short-term debt consists of the following (in thousands):

	June 30, 2018	December 31, 2017
Current maturities of debts (excluding capital leases)	$28,899	$36,500
Current maturities of capital leases	-	5,548
Total short-term debt	$28,899	$42,048

Long-Term Debt

Long-term debt consists of the following (in thousands):

	June 30, 2018	December 31, 2017
Term Loan Credit Facility (net of discount of $2,105 and $2,288)	$354,877	$356,501
Amended Revolving Credit Facility	-	-
Other foreign subsidiary indebtedness	25,284	32,885
Debt issue costs	(7,472)	(8,148)
Total debt	372,689	381,238
Less: Current maturities of debts (excluding capital leases)	(28,899)	(36,500)
Total long-term debt	$343,790	$344,738

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

As of June 30, 2018, the outstanding principal balance of the Term Loan Credit Facility was $354.9 million (net of a $2.1 million original issue discount) and the effective interest rate was 4.8125% per annum.

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

Advances under the Amended Revolving Credit Facility bear interest at an alternate base rate plus a base rate margin or LIBOR plus a Eurodollar margin. The applicable margins are determined by the Company’s Total Net Leverage Ratio (as defined in the Fourth Amended Revolving Credit Facility Agreement). As of June 30, 2018, the applicable margins were 2.25% per annum for LIBOR based borrowings and 1.25% per annum for base rate borrowings. The Company will pay a commitment fee at a rate equal to 0.50% per annum on the average daily unused total revolving credit commitment.

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

As of June 30, 2018, there was $192.1 million of unutilized borrowing availability under the Amended Revolving Credit Facility. At that date, there were no borrowings and $7.9 million of letters of credit outstanding under the Amended Revolving Credit Facility.

Other Foreign Subsidiary Indebtedness

As of June 30, 2018, other foreign subsidiary indebtedness of $25.3 million consisted of receivables factoring in Europe.

The change in foreign subsidiary indebtedness from December 31, 2017 to June 30, 2018 is explained by the following (in thousands):

Europe
Balance at December 31, 2017	$32,885
Change in borrowings on credit facilities, net	(8,880)
Foreign exchange impact	1,279
Balance at June 30, 2018	$25,284

Generally, borrowings of foreign subsidiaries are made under credit agreements with commercial lenders and are used to fund working capital and other operating requirements.

As of June 30, 2018, the receivables factoring facilities balance available to the Company was $25.3 million (€21.6 million), of which the entire amount was drawn. These are uncommitted, demand facilities which are subject to termination at the discretion of the banks and bear interest rates based on the average three month EURIBOR plus a spread ranging from 2.50% to 3.00%. The effective annual interest rates as of June 30, 2018 ranged from 2.18% to 2.68%, with a weighted average interest rate of 2.5% per annum. Any receivables factoring under these facilities is with recourse and is secured by the accounts receivable factored. These receivables factoring transactions are recorded in the Company’s Condensed Consolidated Balance Sheets in short-term debt and current maturities of capital lease obligations.

As of June 30, 2018, the secured line of credit balance available to the Company was $9.8 million (€8.4 million), of which no borrowings were outstanding. The facility bears an interest rate based on the EURIBOR plus a spread of 1.15% and matures in October 2018. The facilities are secured by certain accounts receivable related to customer-owned tooling, real estate, and other assets, and are subject to negotiated prepayments upon the receipt of funds from completed customer projects.

As of June 30, 2018, the Company’s European subsidiaries had an asset-based revolving credit facility balance available to the Company of $40.9 million (€35 million), of which no borrowings were outstanding. Advances under this facility bear interest at the three month EURIBOR plus a margin or at EONIA plus a margin. The applicable margin is determined by the Company's total net leverage ratio as defined in the debt agreement. The applicable margin as of June 30, 2018 was 1.95%. The Company is required to pay a commitment fee at a rate equal to 0.6825% per annum on the average daily unused total revolving credit commitment. This facility has a maturity date of November 2022. Availability on the credit facility is determined based upon the appraised value of certain machinery, equipment, and real estate, subject to a borrowing base availability limitation and customary covenants.

Covenants

As of June 30, 2018, the Company was in compliance with the financial covenants that govern its credit agreements.

Capital Leases

The Company had capital lease obligations of $0 and $5.5 million as of June 30, 2018 and December 31, 2017, respectively. These obligations are presented within short-term debt and current maturities of capital lease obligations in the Condensed Consolidated Balance Sheets.

The Company’s capital lease obligation as of December 31, 2017 related to a manufacturing facility in Europe. The original term of the capital lease ended on March 31, 2018 and the Company completed the purchase of the facility utilizing the end of the lease term purchase option during the second quarter of 2018.

Debt Issue Costs

The Company had debt issuance costs, net of amortization, of $7.5 million and $8.2 million as of June 30, 2018 and December 31, 2017, respectively. These amounts are reflected in the Condensed Consolidated Balance Sheets as a direct deduction from long-term debt, net of current maturities.

The Company incurred interest expense related to the amortization of debt issue costs of $0.4 million and $0.7 million during the three and six months ended June 30, 2018, respectively. The Company incurred interest expense related to the amortization of debt issue costs of $0.5 million and $1.3 million during the three and six months ended June 30, 2017, respectively.

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

On August 31, 2017, the Company amended certain of its variable rate to fixed rate interest rate swaps, for a portion of the Company’s Term Loan. The U.S. dollar notional amount remained the same at $186.1 million, the fixed interest rate was changed from 5.628% to 5.878% per annum for certain swaps, and the maturity date remained at March 7, 2024. The fair value of the swap will fluctuate with changes in interest rates. This amendment was considered a termination event per FASB ASC No. 815, Derivatives and Hedging; therefore, the balance within AOCI will be frozen and recognized in results of operations over the remaining term of the hedged transaction. As of June 30, 2018, $6.4 million was recorded in AOCI, and $0.3 million and $0.6 million were recognized in interest expense during the three and six months ended June 30, 2018, respectively

At June 30, 2018 and December 31, 2017, the U.S. dollar / Euro exchange spot rate was $1.1670 and $1.2009, respectively. The following amounts were recorded in the Condensed Consolidated Balance Sheets as being payable to counterparties under FASB ASC No. 815 (in thousands):

	Location	June 30, 2018	December 31, 2017
Cross currency swap	Other non-current liabilities	$25,506	$27,001
Interest rate swap	Other non-current liabilities	2,833	8,918

All derivative instruments are recorded at fair value. Effectiveness for net investment and cash flow hedges is initially assessed at the inception of the hedging relationship and on a quarterly basis thereafter. The change in fair value of the hedging instruments are recorded in other comprehensive income. The earnings effect of the hedged items is recorded in the Condensed Consolidated Statements of Operations as interest expense when the hedged item affects earnings. The cross currency swap qualifies as a net investment hedge of the Company’s European subsidiaries. The interest rate swap qualifies as a cash flow hedge of the interest payments related to the Company’s Term Loan. Prior to March 7, 2017, the Company had not accounted for the interest rate swap as a cash flow hedge, and all changes in fair value were recognized in the Condensed Consolidated Statements of Operations as interest expense, net.

The following table presents the deferred gain / (loss) reported in AOCI at June 30, 2018 and December 31, 2017 (in thousands):

	Deferred gain in AOCI
	June 30, 2018	December 31, 2017
Cross currency swap	$15,496	$9,849
Interest rate swap	91	(7,537)
Total	$15,587	$2,312

The following table presents the total amounts reported in interest expense (income) in the Condensed Consolidated Statement of Operations and the effects of hedging on those line items:

	Three Months Ended June 30,	Six Months Ended June 30,
	2018	2018
Interest expense	$5,255	$10,417

Effect of hedging	(363)	(491)

Note 11. Income Taxes

During the three months ended June 30, 2018, the Company recorded income tax expense of $5.5 million on $27.3 million of pre-tax profit from continuing operations – for a worldwide effective tax rate of 20.3%. Included in the $5.5 million of worldwide tax expense was $3.2 million of deferred tax expense attributable to U.S. operations. The consolidated effective tax rate for the year 2018 decreased primarily due to the enactment of the Tax Cuts and Jobs Act (the “TCJA”) on December 22, 2017.

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

During the six months ended June 30, 2018, the Company recorded income tax expense of $10.6 million on $48.8 million of pre-tax profit from continuing operations – for a worldwide effective tax rate of 21.8%. Included in the $10.6 million of worldwide tax expense was $5.9 million of deferred tax expense attributable to U.S. operations. The consolidated effective rate for the year 2018 decreased primarily due to the enactment of the TCJA.

During the six months ended June 30, 2017, the Company recorded income tax expense of $14.2 million on $50 million of pre-tax profit from continuing operations – for a worldwide effective tax rate of 28.4%. Included in the $14.2 million of worldwide tax expense was $10.8 million of deferred tax expense attributable to U.S. operations.

Note 12. Retirement Plans

The Company sponsors a pension and various other postretirement benefit plans for its employees. Each plan serves a defined group of employees and has varying levels of Company contributions. The Company’s contributions to certain plans may be required by the terms of the Company’s collective bargaining agreements. The components of net periodic benefit cost are included within net periodic benefit income on the Consolidated Statement of Operations.

The following tables provide the components of net periodic pension benefit cost and other post-retirement benefit cost (in thousands):

	Pension Benefits		Other Benefits
	Three Months Ended June 30,		Three Months Ended June 30,
	2018	2017	2018	2017
Service cost	$5	$5	$2	$2
Interest cost	1,835	1,924	128	136
Expected return on plan assets (a)	(2,537)	(2,555)	-	-
Amortization of prior service credit	(24)	(24)	32	33
Net periodic benefit cost / (income)	$(721)	$(650)	$162	$171

	Pension Benefits		Other Benefits
	Six Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Service cost	$9	$10	$3	$4
Interest cost	3,671	3,848	256	272
Expected return on plan assets (a)	(5,075)	(5,110)	-	-
Amortization of prior service credit	(47)	(48)	66	66
Net periodic benefit cost / (income)	$(1,442)	$(1,300)	$325	$342

(a)Expected rate of return on plan assets is 7.40% for 2018 and was 7.40% for 2017

The Company expects its minimum pension funding requirements to be $6.1 million during 2018. During the three and six months ended June 30, 2018, the Company made contributions of $1.7 and $3.2 million, respectively.

Additionally, during the three and six months ended June 30, 2018, the Company contributed $1.7 and $3.3 million, respectively, to its defined contribution retirement plans.

Note 13. Stockholders’ Equity and Noncontrolling Interests

The table below provides a reconciliation of the carrying amount of total stockholders’ equity, including stockholders’ equity attributable to Tower International, Inc. (“Tower”) and equity attributable to the noncontrolling interests (“NCI”) (in thousands):

	Six Months Ended June 30,
	2018			2017
	Tower	NCI	Total	Tower	NCI	Total
Stockholders' equity beginning balance	$269,872	$-	$269,872	$207,795	$6,144	$213,939
Net income	39,676	-	39,676	36,561	110	36,671
Other comprehensive income / (loss):
Foreign currency translation adjustments	(10,137)	-	(10,137)	13,237	52	13,289
Unrealized loss on qualifying cash flow hedge	5,723	-	5,723	(4,613)	-	(4,613)
Total comprehensive income	35,262	-	35,262	45,185	162	45,347
Vesting of RSUs	-	-	-	2	-	2
Treasury stock	(474)	-	(474)	(762)	-	(762)
Share based compensation expense	1,609	-	1,609	1,098	-	1,098
Proceeds from stock options exercised	219	-	219	1,052	-	1,052
Dividend paid	(4,937)	-	(4,937)	(4,498)	-	(4,498)
Cumulative effect of the adoption of ASU No. 2016-09	-	-	-	5,329	-	5,329
Cumulative effect of the adoption of ASU No. 2017-12, net of tax of $1.3 million	(3,848)	-	(3,848)	-	-	-
Noncontrolling interest dividends - Wuhu	-	-	-	-	(6,306)	(6,306)
Stockholders' equity ending balance	$297,703	$-	$297,703	$255,201	$-	$255,201

On June 17, 2016, the Company announced its Board of Directors’ authorization to repurchase up to $100 million of the Company’s issued and outstanding common stock from time to time in the open market, or in privately negotiated transactions. The Company expects to fund such repurchases from cash flow from operations, cash on hand, asset dispositions, and borrowings under its revolving credit facility. Through June 30, 2018, the Company repurchased a total of 829,648 shares of common stock at an aggregate cost of $18.9 million under this repurchase program. During the six months ended June 30, 2018, no shares have been repurchased under this repurchase program.

The following table presents the components of accumulated other comprehensive loss (in thousands):

	As of June 30, 2018	As of December 31, 2017	Change
Foreign currency translation adjustments, net of tax expense of $1.5 million and $0.1 million	$(34,998)	$(24,861)	$(10,137)
Defined benefit plans, net of tax expense of $15 million and $15 million	(38,249)	(38,249)	-
Unrealized loss on qualifying cash flow hedge, net of tax (benefit) of ($0.9) million and ($2.8) million	1,025	(4,698)	5,723
Accumulated other comprehensive loss	$(72,222)	$(67,808)	$(4,414)

The following table presents the changes in accumulated other comprehensive loss by component (in thousands) for the three months ended June 30, 2018:

	Unrealized loss on		Foreign Currency
	Qualifying cash flow	Defined Benefit	Translation
	Hedge	Plan	Adjustments	Total
Balance at March 31, 2018	$(583)	$(38,249)	$(18,556)	$(57,388)
Other comprehensive income before reclassification	1,608	-	(16,442)	(14,834)
Net current-period other comprehensive income	1,608	-	(16,442)	(14,834)
Balance at June 30, 2018	$1,025	$(38,249)	$(34,998)	$(72,222)

The following table presents the changes in accumulated other comprehensive loss by component (in thousands) for the three months ended June 30, 2017:

	Unrealized loss on		Foreign Currency
	Qualifying cash flow	Defined Benefit	Translation
	Hedge	Plan	Adjustments	Total
Balance at March 31, 2017	$(4,074)	$(38,972)	$(38,581)	$(81,627)
Other comprehensive loss before reclassification	(539)	-	7,407	6,868
Net current-period other comprehensive loss	(539)	-	7,407	6,868
Balance at June 30, 2017	$(4,613)	$(38,972)	$(31,174)	$(74,759)

The following table presents the changes in accumulated other comprehensive loss by component (in thousands) for the six months ended June 30, 2018:

	Unrealized loss on		Foreign Currency
	Qualifying cash flow	Defined Benefit	Translation
	Hedge	Plan	Adjustments	Total
Balance at December 31, 2017	$(4,698)	$(38,249)	$(24,861)	$(67,808)
Other comprehensive income before reclassification	5,723	-	(10,137)	(4,414)
Net current-period other comprehensive income	5,723	-	(10,137)	(4,414)
Balance at June 30, 2018	$1,025	$(38,249)	$(34,998)	$(72,222)

The following table presents the changes in accumulated other comprehensive loss by component (in thousands) for the six months ended June 30, 2017:

	Unrealized loss on		Foreign Currency
	Qualifying cash flow	Defined Benefit	Translation
	Hedge	Plan	Adjustments	Total
Balance at December 31, 2016	$-	$(38,972)	$(44,411)	$(83,383)
Other comprehensive loss before reclassification	(4,613)	-	13,237	8,624
Net current-period other comprehensive loss	(4,613)	-	13,237	8,624
Balance at June 30, 2017	$(4,613)	$(38,972)	$(31,174)	$(74,759)

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

The Company included the effects of all dilutive shares for the three and six months ended June 30, 2018 and June 30, 2017.

A summary of the information used to compute basic and diluted net income per share attributable to Tower International, Inc. is shown below (in thousands – except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Income from continuing operations	$21,713	$19,747	$38,151	$35,810
Income / (loss) from discontinued operations, net of tax	663	(489)	1,525	861
Net income	22,376	19,258	39,676	36,671
Less: Net income attributable to the noncontrolling interests	-	42	-	110
Net income attributable to Tower International, Inc.	$22,376	$19,216	$39,676	$36,561

Basic income per share:
Continuing operations	$1.05	$0.96	$1.85	$1.74
Discontinued operations	0.03	(0.02)	0.07	0.04
Net income attributable to Tower International, Inc.	1.09	0.94	1.93	1.79
Basic weighted average shares outstanding	20,597,482	20,508,890	20,577,161	20,467,281

Diluted income per share:
Continuing operations	$1.04	$0.95	$1.82	$1.72
Discontinued operations	0.03	(0.02)	0.07	0.04
Net income attributable to Tower International, Inc.	1.07	0.92	1.89	1.76
Diluted weighted average shares outstanding	20,986,122	20,805,931	20,969,142	20,813,100

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

At June 30, 2018, 582,343 shares were available for future grants of options and other types of awards under the Plan.

The following table summarizes the Company’s award activity during the six months ended June 30, 2018:

	Options		Restricted Stock Units
		Weighted		Weighted
		Average		Average Grant
Outstanding at:	Shares	Exercise Price	Shares	Date Fair Value
December 31, 2017	365,677	$12.22	213,022	$26.30
Granted	-	-	239,232	26.27
Options exercised or RSUs vested	(17,466)	12.54	(62,225)	26.32
Forfeited	-	-	(3,192)	26.16
June 30, 2018	348,211	$12.20	386,837	$26.28

Stock Options

The exercise price of each stock option equals the market price of the Company’s common stock on the grant date. Compensation expense is recorded at the grant date fair value and is recognized on a straight-line basis over the applicable vesting periods. The Company’s stock options generally vest over three years, with a maximum term of ten years.

The Company calculates the weighted average grant date fair value of each option granted using a Black-Scholes valuation model. During the three and six months ended June 30, 2018 and 2017 the Company did not recognize any expense relating to the options as all of the expense associated with these options had been fully recognized in previous periods.

As of June 30, 2018, the Company had an aggregate of 348,211 stock options that had been granted, but had not yet been exercised. As of June 30, 2018, the remaining average contractual life for these options is approximately three years. During the six months ended June 30, 2018, 17,466 options were exercised, which had an aggregate intrinsic value of $0.2 million. As of June 30, 2018, 348,211 stock options were exercisable, which had an aggregate intrinsic value of $6.8 million. During the six months ended June 30, 2018, no stock options were granted, forfeited, or expired.

Restricted Stock Units (“RSUs”)

The grant date fair value of each RSU equals the market price of the Company’s common stock on its date of grant. Compensation expense is recorded at the grant date fair value, less an estimated forfeiture amount, and is recognized on a straight-line basis over the applicable vesting periods. The Company’s RSUs generally vest over a three year period.

During the three and six months ended June 30, 2018, the Company recognized expense relating to the RSUs of $0.9 million and $1.6 million, respectively. During the three and six months ended June 30, 2017, the Company recognized expense relating to the RSUs of $0.6 million and $1.1 million, respectively. As of June 30, 2018, the Company had $6.7 million of unrecognized compensation expense associated with these RSUs, which will be amortized on a straight-line basis over the next 21 months, on a weighted average basis.

As of June 30, 2018, the Company had an aggregate of 386,837 RSUs that had been granted, but had not yet vested. During the six months ended June 30, 2018, 239,232 RSUs were granted and 3,192 RSUs were forfeited.

During the first six months of 2018, a total of 62,225 RSUs vested, resulting in the issuance of 62,225 shares. The fair value of these shares was $1.6 million. This total was reduced by shares repurchased to provide payment for certain individuals’ minimum statutory withholding tax. After offsets for withholding taxes, a total of 44,161 shares of common stock were issued. The Company paid $0.5 million to acquire 18,064 vested shares to cover the minimum statutory withholding taxes.

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

During the three and six months ended June 30, 2018, the Company recorded expense related to all performance awards of $0.8 million and $1.9 million, respectively. During the three and six months ended June 30, 2017, the Company recorded expense related to all performance awards of $0.9 million and $1.3 million, respectively. At June 30, 2018, the Company had a liability of $4.2 million related to these awards, of which $2.4 million is payable in March 2019 and is presented as other current liabilities in the Condensed Consolidated Balance Sheet, while the remaining $1.8 million is presented as other non-current liabilities in the Condensed Consolidated Balance Sheet.

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

The following is a summary of select data for each of the Company’s reportable segments (in thousands):

	Europe	North America	Total
Three Months Ended June 30, 2018:
Revenues	$173,844	$382,163	$556,007
Adjusted EBITDA	10,442	47,777	58,219
Capital Expenditures	15,170	24,469	39,639
Total Assets (a)	504,043	743,078	1,247,121

Three Months Ended June 30, 2017:
Revenues	$160,229	$329,696	$489,925
Adjusted EBITDA	13,628	39,137	52,765
Capital Expenditures	5,581	14,671	20,252
Total Assets (a)	520,469	726,072	1,246,541

Six Months Ended June 30, 2018:
Revenues	$345,483	774,030	1,119,513
Adjusted EBITDA	19,171	92,157	111,328
Capital Expenditures	33,250	35,331	68,581

Six Months Ended June 30, 2017:
Revenues	$320,381	667,134	987,515
Adjusted EBITDA	24,800	73,690	98,490
Capital Expenditures	12,551	31,610	44,161

(a)As of June 30, 2018 and 2017, total assets include assets held for sale.

Inter-segment sales are not significant for any period presented.

The following is a reconciliation of income before provision for income taxes, and income / (loss) from discontinued operations to Adjusted EBITDA (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Income before provision for income taxes
and income / (loss) from discontinued operations	$27,252	27,419	48,757	49,978
Restructuring and asset impairment charges, net	269	3,337	1,817	7,248
Depreciation and amortization	20,756	18,766	42,151	36,532
Acquisition costs and other	200	109	301	184
Long-term compensation expense	1,731	1,892	3,394	2,804
Interest expense, net	5,143	1,721	10,148	2,127
Net periodic benefit income	(559)	(479)	(1,117)	(958)
Lease expenses (a)	2,450	-	4,900	-
Other expense (b)	977	-	977	575
Adjusted EBITDA	$58,219	$52,765	$111,328	$98,490

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

(b)

Represents costs incurred during the three and six months ended June 30, 2018 related to the investigation of an acquisition that did not transpire, and costs incurred during the six months ended June 30, 2017 to support the refinancing of the Company’s term debt.

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

At June 30, 2018, the carrying value and estimated fair value of the Company’s total debt was $380.2 million and $379.3 million, respectively. At December 31, 2017, the carrying value and estimated fair value of the Company’s total debt was $389.4 million and $392.1 million, respectively. The majority of the Company’s debt at June 30, 2018 and December 31, 2017 was comprised of the Term Loan Credit Facility, which can be traded between financial institutions. Accordingly, this debt has been classified as Level 2. The fair value was determined based upon quoted values. The remainder of the Company’s debt, primarily consisting of foreign subsidiary indebtedness, is asset-backed and is classified as Level 3. As this debt carries variable rates and minimal credit risk, the book value approximates the fair values.

The Company has foreign currency exchange hedges and an interest rate swap that were measured at fair value on a recurring basis at June 30, 2018 and December 31, 2017. These instruments are recorded in other non-current liabilities in the Company’s Condensed Consolidated Balance Sheets and the fair value is measured using Level 2 observable inputs such as foreign currency exchange rates, swap rates, cross currency basis swap spreads and interest rate spreads. At June 30, 2018, the foreign currency exchange hedge (net investment hedge of the Company’s European subsidiaries) and the interest rate swap had liability fair values of $25.5 million and $2.8 million, respectively.

There were no nonrecurring items that occurred during the six months ended June 30, 2018 that required the re-measurement of fair value.

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

Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. The established liability for environmental matters is based upon management’s best estimates, on an undiscounted basis, of expected investigation/ remediation costs related to environmental contamination. It is possible that actual costs associated with these matters will exceed the environmental reserves established by the Company. Inherent uncertainties exist in the estimates, primarily due to unknown environmental conditions, changing governmental regulations, and legal standards regarding liability and evolving technologies for handling site remediation and restoration. At June 30, 2018 and December 31, 2017, the Company had $1.3 million accrued for environmental matters.

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

Note 19. Subsequent Events

On July 27, 2018, the Company made a $50 million voluntary repayment on its Term Loan Credit Facility. In connection with this prepayment, the Company accelerated the amortization of the original issue discount and the associated debt issue costs by $1 million.

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

Recent Trends

Production Volumes

During the first half of 2018, industry production volumes increased from 2017 in Europe and decreased in North America. According to IHS Automotive (“IHS”), full year industry production in 2018 is projected to increase in Europe by 2% and increase in North America by 1%.

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

Results of Operations—Three Months Ended June 30, 2018 Compared with the Three Months Ended June 30, 2017

The following table presents production volumes in specified regions, according to the IHS July 2018 issue, for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 (in millions of units produced):

	Europe	North America
Three Months Ended June 30, 2018	6.0	4.3
Three Months Ended June 30, 2017	5.7	4.5
Increase / (Decrease)	0.3	(0.2)
Percentage change	4.1%	(2.5)%

The following table presents select financial information for the three months ended June 30, 2018 and 2017 (in millions):

	Europe		North America		Consolidated
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
	2018	2017	2018	2017	2018	2017

Revenues	$173.8	$160.2	$382.2	$329.7	$556.0	$489.9
Cost of sales	158.7	143.1	333.2	285.7	491.9	428.8
Gross profit	15.1	17.1	49.0	44.0	64.1	61.1
Selling, general, and administrative expenses	8.0	9.4	22.9	19.6	30.9	29.0
Amortization expense	-	-	0.1	0.1	0.1	0.1
Restructuring and asset impairment charges, net	0.6	0.6	(0.3)	2.7	0.3	3.3
Operating income	$6.5	$7.1	$26.3	$21.6	32.8	28.7
Interest expense, net					5.1	1.7
Net periodic benefit income					0.6	0.5
Other expense					1.0	-
Provision for income taxes					5.5	7.7
Income / (loss) from discontinued operations, net of tax					0.6	(0.5)
Noncontrolling interest, net of taxes					-	-
Net income attributable to Tower International, Inc.					$22.4	$19.2

Comparison of Periods – GAAP Analysis of Consolidated Results

Revenues

Total revenues increased during the three months ended June 30, 2018 by $66.1 million, or 13.5%, from the three months ended June 30, 2017, reflecting higher volume and mix ($43.1 million), favorable foreign exchange ($12.2 million) and favorable pricing ($10.8 million), which is related primarily to higher steel prices.

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

Total gross profit increased by $3 million, or 4.9%, from the three months ended June 30, 2017 to the three months ended June 30, 2018,  and our gross profit margin decreased from 12.5% during the 2017 period to 11.5% during the 2018 period. Gross profit was positively impacted by higher volume ($9.7 million) and favorable foreign exchange ($2.5  million excluding the impact on depreciation), offset partially by higher fixed costs to support new programs ($3.5 million) and unfavorable mix ($1.5 million). All other factors were net unfavorable ($4.2 million). Unfavorable pricing and economics ($7.5 million), higher launch costs ($2.6 million), lease expense related to certain manufacturing equipment ($2.5 million), and higher depreciation ($1.9 million), were offset partially by favorable efficiencies ($5.1 million) and favorable timing of commercial and vendor settlements. The increase in depreciation was due to increased levels of capital spending in 2017 and 2018 and the strengthening of the Euro against the U.S. dollar. The decrease in gross profit margin was attributable primarily to higher steel prices which have an immaterial impact on earnings.

Selling, General, and Administrative Expenses (“SG&A”)

Total SG&A increased $1.9 million, or 6.6%, from the three months ended June 30, 2017,  reflecting primarily the strengthening of the Euro against the U.S. dollar and higher compensation expense.

Restructuring and Asset Impairment Expense

Total restructuring expense decreased $3 million, from the three months ended June 30, 2017. During the second quarter of 2018, we recorded $0.3 million related primarily to severance charges in Europe to reduce fixed costs and the adjustment of a liability related to closed plants. During the second quarter of 2017, we recorded $3.2 million related primarily to severance charges incurred in the North America and Europe segments to reduce corporate overhead.

Net periodic benefit income

Net periodic benefit income increased $0.1 million from the three months ended June 30, 2017. As discussed in Note 2 to the Condensed Consolidated Financial Statements, we adopted ASU No. 2017-07 on January 1, 2018. The new standard requires that net periodic pension cost and net periodic postretirement benefit cost be reported within net periodic benefit income in the Condensed Consolidated Statement of Operations.

Other expense

Other expense increased $1 million from the three months ended June 30, 2017, reflecting costs incurred during the three month period ended June 30, 2018 to support the investigation of a potential acquisition that did not transpire.

Interest Expense, net

Interest expense, net, increased $3.4 million from the three months ended June 30, 2017, reflecting primarily the non-recurrence of non-cash mark-to-market income of $2.6 million on our derivative financial instruments in 2017 and $0.3 million of expense related to the recognition of amounts previously recorded to AOCI due to the amendment of our derivatives in August 2017. As discussed in Note 2 to the Condensed Consolidated Financial Statements, we elected to early adopt ASU No. 2017-12 on January 1, 2018; therefore, a portion of the mark-to-market changes will no longer be recorded within interest expense.

Provision for Income Taxes

Income tax expense from continued operations decreased $2.2 million from the three months ended June 30, 2017. The decrease in tax expense is primarily attributable to the lower U.S. Corporate tax rate that was enacted in December 2017. Our income tax expense and rate varies each period depending on the level and mix of income and losses generated in the various jurisdictions in which we do business. We believe our available net operating loss carryforwards and tax credits coupled with favorable expensing provisions under the new U.S. tax law will enable us to eliminate a material U.S. cash tax liability until at least 2022. For information regarding the Tax Cuts and Jobs Act (the “TCJA”) adopted in December 2017, see “Results of Operations – Six Months Ended June 30, 2018 Compared with the Six Months Ended June 30, 2017 – Comparison of Periods – GAAP Analysis of Consolidated Results – Provision for Income Taxes.”

Income / (loss) from Discontinued Operations

During the second quarter of 2016, the Company’s Board of Directors approved a plan to sell the Company’s remaining business operations in Brazil and China. These operations are considered held for sale in accordance with FASB ASC No. 360, Property, Plant, and Equipment, and presented as discontinued operations in the Condensed Consolidated Financial Statements, in accordance with FASB ASC No. 205, Discontinued Operations.

The Company recorded income from discontinued operations, net of tax, of $0.6 million during the three months ended June 30, 2018, as compared with loss of $0.5 million for the three months ended June 30, 2017.

On April 26, 2018, we completed the sale of our equity interest in Tower DIT Automotive Product Co., Ltd. (“Ningbo ”) receiving proceeds of $4.3 million, net of tax. On May 9, 2017, we completed the sale of our equity interest in Wuhu. In conjunction with the sale, we recorded a loss of $2.6 million in the second quarter of 2017.

Comparison of Periods—Non-GAAP Analysis of Adjusted EBITDA

A reconciliation of net income attributable to Tower International, Inc. to Adjusted EBITDA for the periods presented is set forth below (in millions):

	Consolidated		Europe		North America
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
	2018	2017	2018	2017	2018	2017

Net income attributable to Tower International, Inc.	$22.4	$19.2
Interest expense, net	5.1	1.7
Net periodic benefit income	(0.6)	(0.5)
Other expense	1.0	-
Provision for income taxes	5.5	7.7
(Income) / loss from discontinued operations, net of tax	(0.6)	0.5
Noncontrolling interest, net of taxes	-	-
Operating income	32.8	28.7	$6.5	$7.1	$26.3	$21.6
Intercompany charges	-	-	(4.7)	(1.9)	4.7	1.9
Restructuring and asset impairments	0.3	3.3	0.6	0.6	(0.3)	2.7
Depreciation and amortization	20.7	18.8	7.5	7.6	13.2	11.2
Acquisition costs and other	0.2	-	0.5	0.2	(0.3)	(0.2)
Long-term compensation (a)	1.8	1.9	-	-	1.8	1.9
Lease expenses (b)	2.4	-	-	-	2.4	-
Adjusted EBITDA	$58.2	$52.7	$10.4	$13.6	$47.8	$39.1

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

The following table presents revenues (a GAAP measure) and Adjusted EBITDA (a non-GAAP measure) for the three months ended June 30, 2018 and 2017 (in millions), as well as an explanation of variances:

	Europe		North America		Consolidated
		Adjusted		Adjusted		Adjusted
	Revenues	EBITDA(c)	Revenues	EBITDA(c)	Revenues	EBITDA(c)
Three Months Ended June 30, 2018 results	$173.8	$10.4	$382.2	$47.8	$556.0	$58.2
Three Months Ended June 30, 2017 results	160.2	13.6	329.7	39.1	489.9	52.7
Variance	$13.6	$(3.2)	$52.5	$8.7	$66.1	$5.5
Variance attributable to:
Volume and mix	$(9.2)	$0.1	$52.3	$4.6	$43.1	$4.7
Foreign exchange	12.8	1.2	(0.6)	(0.1)	12.2	1.1
Pricing and economics	10.0	(3.9)	0.8	(4.2)	10.8	(8.1)
Efficiencies	-	1.7	-	3.4	-	5.1
Selling, general, and administrative
expenses and other items (d)	-	(2.3)	-	5.0	-	2.7
Total	$13.6	$(3.2)	$52.5	$8.7	$66.1	$5.5

(c)	We have presented a reconciliation of net income attributable to Tower International, Inc. to Adjusted EBITDA above.
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

Consolidated Company: Consolidated Adjusted EBITDA increased by $5.5 million, or 10.4%, from the three months ended June 30, 2017,  reflecting higher volume and mix ($4.7 million) and favorable foreign exchange ($1.1 million). Volume and mix consisted of higher volume ($9.7 million) offset partially by higher fixed costs to support new programs ($3.5 million) and unfavorable mix ($1.5 million). All other factors were net unfavorable ($0.3 million). Unfavorable pricing and economics ($8.1 million) was offset partially by favorable efficiencies ($5.1 million) and favorable SG&A expenses and other items ($2.7 million). SG&A expenses and other items reflected primarily the favorable timing of commercial and vendor settlements offset partially by higher launch costs ($2.6 million).

Europe Segment: In our Europe segment, Adjusted EBITDA decreased by $3.2 million, or 23.5%, from the three months ended June 30, 2017, despite favorable foreign exchange ($1.2 million) and favorable volume and mix ($0.1 million). Volume and mix consisted of favorable mix ($2.3 million), which was offset by lower volume ($1.8 million) and higher fixed costs to support new programs ($0.4 million). All other factors were net unfavorable ($4.5 million). Unfavorable pricing and economics ($3.9 million), principally product pricing and labor costs, and unfavorable SG&A expenses and other items ($2.3 million), were offset partially by favorable efficiencies ($1.7 million). SG&A expenses and other items reflected primarily the unfavorable timing of commercial and vendor settlements.

North America Segment: In our North America segment, Adjusted EBITDA increased by $8.7 million, or 22.3%, from the three months ended June 30, 2017,  reflecting higher volume and mix ($4.6 million), offset partially by unfavorable foreign exchange ($0.1 million). Volume and mix consisted of higher volume ($11.5 million) offset partially by unfavorable mix ($3.8 million) and higher fixed costs to support new programs ($3.1 million). All other factors were net favorable ($4.2 million). Favorable SG&A expense and other items ($5 million) and favorable efficiencies ($3.4 million) were offset partially by unfavorable pricing and economics ($4.2 million), principally product pricing and labor costs. SG&A expense and other items reflected primarily the favorable timing of commercial and vendor settlements offset partially by higher launch costs ($2.3 million).

Results of Operations—Six Months Ended June 30, 2018 Compared with the Six Months Ended June 30, 2017

The following table presents production volumes in specified regions, according to the IHS July 2018 issue, for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 (in millions of units produced):

	Europe	North America
Six Months Ended June 30, 2018	11.9	8.7
Six Months Ended June 30, 2017	11.6	9.0
Increase / (Decrease)	0.3	(0.3)
Percentage change	2.2%	(2.9)%

The following table presents select financial information for the six months ended June 30, 2018 and 2017 (in millions):

	Europe		North America		Consolidated
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017	2018	2017

Revenues	$345.5	$320.4	$774.0	$667.1	$1,119.5	$987.5
Cost of sales	316.5	287.3	679.1	582.8	995.6	870.1
Gross profit	29.0	33.1	94.9	84.3	123.9	117.4
Selling, general, and administrative expenses	19.3	19.4	43.8	38.8	63.1	58.2
Amortization expense	-	-	0.2	0.2	0.2	0.2
Restructuring and asset impairment charges, net	0.9	0.7	0.9	6.5	1.8	7.2
Operating income	$8.8	$13.0	$50.0	$38.8	58.8	51.8
Interest expense, net					10.1	2.1
Net periodic benefit income					1.1	0.9
Other expense					1.0	0.6
Provision for income taxes					10.6	14.2
Income from discontinued operations, net of tax					1.5	0.9
Noncontrolling interest, net of taxes					-	0.1
Net income attributable to Tower International, Inc.					$39.7	$36.6

Comparison of Periods – GAAP Analysis of Consolidated Results

Revenues

Total revenues increased during the six months ended June 30, 2018 by $132 million, or 13.4%, from the six months ended June 30, 2017 reflecting higher volume and mix ($71.7 million), favorable foreign exchange ($36.8 million) and favorable pricing ($23.5 million), which is related primarily to higher steel prices.

Gross Profit

Total gross profit increased by $6.5 million, or 5.5%, from the six months ended June 30, 2017 to the six months ended June 30, 2018 and our gross profit margin decreased from 11.9% during the 2017 period to 11.1% during the 2018 period. Gross profit was positively impacted by higher volume ($18.9 million) and favorable foreign exchange ($5.8 million, excluding the impact on depreciation), offset partially by higher fixed costs to support new programs ($6.9 million). All other factors were net unfavorable ($11.3 million). Unfavorable pricing and economics ($13.8 million), higher launch costs ($10.1 million), higher depreciation ($5.4 million), and lease expense related to certain manufacturing equipment ($5 million), were offset partially by favorable efficiencies ($12.3 million) and favorable timing of commercial and vendor settlements. The increase in depreciation was due to increased levels of capital spending in 2017 and 2018 and the strengthening of the Euro against the U.S. dollar. The decrease in gross profit margin was attributable primarily to higher steel prices which have an immaterial impact on earnings.

Selling, General, and Administrative Expense

Total SG&A increased $4.9 million, or 8.4%, from the six months ended June 30, 2017,  reflecting primarily the strengthening of the Euro against the U.S. dollar and higher compensation expense.

Restructuring and Asset Impairment Expense

Total restructuring expense decreased $5.4 million, from the six months ended June 30, 2017. During the six months ended June 30, 2018, we recorded $1.7 million related primarily to severance charges in North America and Europe to reduce fixed costs and the adjustment of a liability related to closed plants. During the six months ended June 30, 2017, we recorded $6.9 million related primarily to severance charges incurred in the North America and Europe segments to reduce corporate overhead.

Interest Expense, net

Interest expense, net, increased $8 million from the six months ended June 30, 2017, reflecting primarily the non-recurrence of non-cash mark-to-market income of $6.9 million on our derivative financial instruments in 2017 and $0.6 million of expense related to the recognition of amounts previously recorded to AOCI due to the amendment of our derivatives in August 2017. As discussed in Note 2 to the Condensed Consolidated Financial Statements, we elected to early adopt ASU No. 2017-12 on January 1, 2018; therefore, a portion of the mark-to-market changes will no longer be recorded within interest expense.

Net periodic benefit income

Net periodic benefit income increased $0.2 million from the six months ended June 30, 2017. As discussed in Note 2 to the Condensed Consolidated Financial Statements, we adopted ASU No. 2017-07 on January 1, 2018. The new standard requires that net periodic pension cost and net periodic postretirement benefit cost be reported within net periodic benefit income in the Condensed Consolidated Statement of Operations.

Other Expense

Other expense increased $0.4 million from the six months ended June 30, 2017, reflecting $1 million in costs incurred during the six month period ended June 30, 2018 to support the investigation of a potential acquisition that did not transpire. Costs of $0.6 million were incurred during the six month period ended June 30, 2017 to support the refinancing of the Company’s long-term debt.

Provision for Income Taxes

Income tax expense from continued operations decreased $3.6 million from the six months ended June 30, 2017. The decrease in tax expense is primarily attributable to the lower U.S. Corporate tax rate that was enacted in December 2017. Our income tax expense and rate varies each period depending on the level and mix of income and losses generated in the various jurisdictions in which we do business. We believe our available net operating loss carryforwards and tax credits coupled with favorable expensing provisions under the new U.S. tax law will enable us to eliminate a material U.S. cash tax liability until at least 2022.

On December 22, 2017, the TCJA was enacted into federal law. The new law includes significant changes to the U.S. corporate income tax system. Among other items, the TCJA lowers the corporate income tax rate to 21% from the current 35% and creates a new modified territorial tax system exempting foreign profits from U.S. taxation with some exceptions. It also requires a one-time deemed repatriation of accumulated foreign earnings for the year ended December 31, 2017. To determine the amount of the deemed repatriation and any associated repatriation tax, we must determine, in addition to other factors, the amount of post-1986 profits or losses of each foreign subsidiary, as well as the amount of foreign income taxes paid on such profits or losses. At year-end, we made a reasonable estimate that no transition tax was due. This represented our provisional estimate at year-end and we have not made any additional measurement-period adjustments related to this item during the first or second quarters of 2018. We are continuing to gather additional information to complete our accounting for this item and expect to complete our accounting within the prescribed measurement period.

Income from Discontinued Operations

As noted above, during the second quarter of 2016, the Company’s Board of Directors approved a plan to sell the Company’s remaining business operations in Brazil and China. These operations are considered held for sale in accordance with FASB ASC No. 360, Property, Plant, and Equipment, and presented as discontinued operations in the Condensed Consolidated Financial Statements, in accordance with FASB ASC No. 205, Discontinued Operations.

The Company recorded income from discontinued operations, net of tax, of $1.5 million during the six months ended June 30, 2018, as compared with income of $0.9 million for the six months ended June 30, 2017.

On April 26, 2018, we completed the sale of our equity interest in Ningbo receiving proceeds of $4.3 million, net of tax. On May 9, 2017, we completed the sale of our equity interest in Wuhu. In conjunction with the sale, we recorded a loss of $2.6 million in the second quarter of 2017.

Comparison of Periods—Non-GAAP Analysis of Adjusted EBITDA

A reconciliation of net income attributable to Tower International, Inc. to Adjusted EBITDA for the periods presented is set forth below (in millions):

	Consolidated		Europe		North America
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017	2018	2017

Net income attributable to Tower International, Inc.	$39.7	$36.6
Interest expense, net	10.1	2.1
Net periodic benefit income	(1.1)	(0.9)
Other expense	1.0	0.6
Provision for income taxes	10.6	14.2
Income from discontinued operations, net of tax	(1.5)	(0.9)
Noncontrolling interest, net of taxes	-	0.1
Operating income	58.8	51.8	$8.8	$13.0	$50.0	$38.8
Intercompany charges	-	-	(6.5)	(3.9)	6.5	3.9
Restructuring and asset impairment charges, net	1.8	7.2	0.9	0.7	0.9	6.5
Depreciation and amortization	42.1	36.5	15.3	14.5	26.8	22.0
Acquisition costs and other	0.3	0.2	0.3	-	-	0.2
Long-term compensation (a)	3.4	2.8	0.4	0.5	3.0	2.3
Lease expenses (b)	4.9	-	-	-	4.9	-
Adjusted EBITDA	$111.3	$98.5	$19.2	$24.8	$92.1	$73.7

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

The following table presents revenues (a GAAP measure) and Adjusted EBITDA (a non-GAAP measure) for the six months ended June 30, 2018 and 2017 (in millions), as well as an explanation of variances:

	Europe		North America		Consolidated
		Adjusted		Adjusted		Adjusted
	Revenues	EBITDA(c)	Revenues	EBITDA(c)	Revenues	EBITDA(c)
Six Months Ended June 30, 2018 results	$345.5	$19.2	$774.0	$92.1	$1,119.5	$111.3
Six Months Ended June 30, 2017 results	320.4	24.8	667.1	73.7	987.5	98.5
Variance	$25.1	$(5.6)	$106.9	$18.4	$132.0	$12.8
Variance attributable to:
Volume and mix	$(32.0)	$(3.1)	$103.7	$15.1	$71.7	$12.0
Foreign exchange	36.4	3.0	0.4	(0.1)	36.8	2.9
Pricing and economics	20.7	(8.3)	2.8	(7.0)	23.5	(15.3)
Efficiencies	-	3.4	-	8.9	-	12.3
Selling, general, and administrative
expenses and other items (d)	-	(0.6)	-	1.5	-	0.9
Total	$25.1	$(5.6)	$106.9	$18.4	$132.0	$12.8

(c)	We have presented a reconciliation of net income attributable to Tower International, Inc. to Adjusted EBITDA above.
(d)

When we refer to “selling, general, and administrative expenses and other items”, the “other items” refer to (i) savings which we generate after implementing restructuring actions, (ii) the costs associated with launching new products, and (iii) one-time items which may include reimbursement of costs.

Adjusted EBITDA

Consolidated Company: Consolidated Adjusted EBITDA increased by $12.8 million, or 13%, from the six months ended June 30, 2017,  reflecting higher volume and mix ($12 million) and favorable foreign exchange ($2.9 million). Volume and mix consisted of higher volume ($18.9 million) offset partially by higher fixed costs to support new programs ($6.9 million). All other factors were net unfavorable ($2.1 million). Unfavorable pricing and economics ($15.3 million) was offset partially by favorable efficiencies ($12.3 million) and favorable SG&A expenses and other items ($0.9 million). SG&A expenses and other items reflected primarily the favorable timing of commercial and vendor settlements offset partially by higher launch costs ($10.1 million).

Europe Segment: In our Europe segment, Adjusted EBITDA decreased by $5.6 million, or 22.6%, from the six months ended June 30, 2017,  reflecting lower volume and mix ($3.1 million) offset partially by favorable foreign exchange ($3 million). Volume and mix consisted of lower volume ($6.2 million) and higher fixed costs to support new programs ($0.7 million), offset partially by favorable mix ($3.8 million). All other factors were net unfavorable ($5.5 million). Unfavorable pricing and economics ($8.3 million), principally product pricing and labor costs, and unfavorable SG&A expenses and other items ($0.6 million), were offset partially by favorable efficiencies ($3.4 million). SG&A expenses and other items reflected primarily higher launch costs ($1 million).

North America Segment: In our North America segment, Adjusted EBITDA increased by $18.4 million, or 25%, from the six months ended June 30, 2017,  reflecting higher volume and mix ($15.1 million) offset partially by unfavorable foreign exchange ($0.1 million). Volume and mix consisted of higher volume ($25.1 million) offset partially by higher fixed costs to support new programs ($6.2 million) and unfavorable mix ($3.8 million). All other factors were net favorable ($3.4 million). Favorable efficiencies ($8.9 million) and favorable SG&A expense and other items ($1.5 million) were offset partially by unfavorable pricing and economics ($7 million), principally product pricing and labor costs. SG&A expense and other items reflected primarily the favorable timing of commercial and vendor settlements offset partially by higher launch costs ($9.1 million).

Restructuring

The following table sets forth our net restructuring and asset impairment charges by type for the periods presented (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Employee termination costs	$0.6	$3.2	$1.7	$6.8
Other exit costs	(0.3)	0.1	0.1	0.4
Total restructuring charges, net	$0.3	$3.3	$1.8	$7.2

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

The charges incurred during the three and six months ended June 30, 2018 related to severance charges to reduce fixed costs and ongoing maintenance expense of facilities closed as a result of prior actions. During the second quarter of 2018, we amended certain lease agreements in the U.S. related to closed facilities which resulted in a $0.3 million adjustment to the liability previously recorded. As a result of these amendments, we will no longer record restructuring expense related to closed facilities.

We expect to continue to incur additional restructuring expense in 2018 related primarily to previously announced restructuring actions; however, we do not anticipate any additional expense that will be significant, with respect to previously announced actions. We may engage in new actions if business conditions warrant further actions.

Liquidity and Capital Resources

General

We generally expect to fund expenditures for operations, administrative expenses, capital expenditures, dividend payments, and debt service obligations with internally generated funds from operations and we generally expect to satisfy working capital needs from time-to-time with borrowings under our revolving credit facility or cash on hand. As of June 30, 2018, we had available liquidity of approximately $315 million, which we believe is adequate to fund our working capital requirements for at least the next twelve months. We believe that we will be able to meet our debt service obligations and fund operating requirements for at least the next twelve months with cash flow from operations, cash on hand, potential operating lease arrangements, and borrowings under our revolving credit facility.

On June 17, 2016, we announced our Board of Directors’ authorization to repurchase up to $100 million of the Company’s issued and outstanding common stock from time to time in the open market, or in privately negotiated transactions. We expect to fund such repurchases from cash flow from operations, cash on hand, asset dispositions, and borrowings under our revolving credit facility. To date, the Company repurchased a total of 829,648 shares of common stock at an aggregate cost of $18.9 million, all of which repurchases occurred during the year ended December 31, 2016.

Cash Flows and Working Capital

The following table shows the components of our cash flows from continuing operations for the periods presented (in millions):

	Six Months Ended June 30,
	2018	2017
Net cash provided by / (used in):
Operating activities	$32.5	$(10.2)
Investing activities	(64.3)	(28.2)
Financing activities	(19.3)	27.1

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $32.5 million during the six months ended June 30, 2018, compared to $10.2 million utilized during the six months ended June 30, 2017. The $42.7 million increase of cash generated was attributable primarily to higher earnings and favorable net tooling position.

Net Cash Used in Investing Activities

Net cash utilized in investing activities was $64.3 million during the six months ended June 30, 2018, compared to $28.2 million during the six months ended June 30, 2017. The $36.1 million increase in cash utilized was attributable primarily to higher capital expenditures for new programs and lower proceeds received from the sale of our Chinese joint ventures in the second quarter of 2018 compared to 2017.

Net Cash Used in Financing Activities

Net cash utilized from financing activities was $19.3 million during the six months ended June 30, 2018, compared to $27.1 million generated during the six months ended June 30, 2017. This $46.4 million change of cash utilized was attributable primarily to lower borrowings in 2018.

Working Capital

We manage our working capital by monitoring key metrics principally associated with inventory, accounts receivable, and accounts payable. Our quarterly average inventory days on hand remained consistent at 17 days during the second quarter of 2018 compared to the fourth quarter of 2017 while our inventory levels increased from $78.7 million at December 31, 2017 to $86.4 million at June 30, 2018, primarily due to the ramp up of production on recently awarded business.

Our accounts receivable balance increased from $239.3 million as of December 31, 2017 to $293.1 million as of June 30, 2018. The increase reflects higher trade accounts receivable due to the ramp up of production, the timing of customer payments consistent with normal seasonality, and increased accounts receivable related to customer-owned tooling.

Our accounts payable balance decreased from $323.3 million as of December 31, 2017 to $319.2 million as of June 30, 2018.  The change reflects primarily the increase of trade accounts payable, resulting from the matching of terms with our customers and vendors, which was more than offset by a decrease due to the timing of payments related to capital expenditures and customer-owned tooling.

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

Our working capital is also impacted by our net position in regard to tooling owned by our customers. Tooling costs represent costs incurred by us in the development of new tooling used in the manufacture of our products. Generally, when a customer awards a contract to us, the customer agrees to reimburse us for certain of our tooling costs. As the tooling is developed, we experience cash outflows because we bear the costs and we typically do not receive reimbursement from our customers until the manufacture of the particular program commences. This timing delay causes our working capital to fluctuate between periods due to the timing of the cash inflows and outflows. We define our net tooling position as tooling in progress (see Note 6) plus accounts receivable related to tooling less accounts payable related to tooling. During the six months of 2018 our net tooling position decreased by $14.6 million from $35.6 million at December 31, 2017 to $21 million at June 30, 2018. This decrease reflects decreased net spending on recently awarded programs.

On June 30, 2018 and December 31, 2017 we had  working capital balances (excluding discontinued operations held for sale) of $57.8 million and $41 million, respectively.

Sources and Uses of Liquidity

Our available liquidity at June 30, 2018 was $314.9 million, which consisted of $72.1 million of cash on hand, and unutilized borrowing availability under our U.S. and foreign credit facilities of $192.1 million and $50.7 million, respectively. A portion of our cash balance is located at foreign subsidiaries and is presently being used to fund operations at and investment in those locations. As of December 31, 2017 we had available liquidity of $369.7 million.

As of June 30, 2018, we had short-term debt, excluding capital leases, of $28.9 million, of which $25.3 million related to receivables factoring in Europe and $3.6 million related to current maturities of our Term Loan Credit Facility. The receivables factoring in Europe consists of uncommitted demand facilities, which are subject to termination at the discretion of the banks, although we have not experienced any terminations by the banks. We believe that we will be able to continue the receivables factoring in Europe.

We are currently experiencing organic growth well above industry average as a result of major new business awards primarily in North America. To fund this growth, we continue to incur significant capital investment requirements for the purchase and installation of the machinery and equipment necessary to manufacture the awarded products. We have entered into operating leases to assist with a portion of the funding requirements for the related capital investments. We believe that these operating leases provide a diversified capital source for financing the capital investment requirements at competitive rates in relation to our existing debt arrangements and help to maintain our strong liquidity profile. These leasing arrangements bear a weighted average fixed interest rate of 5.6%.

Pursuant to the Board of Directors’ declaration on October 16, 2015, the Company commenced payment of a quarterly dividend of $0.10 per common share. This dividend was raised to $0.11 per common share on October 21, 2016 and to $0.12 per common share on October 20, 2017. During the three and six months ended June 30, 2018, the Company paid dividends of $2.5 million and $4.9 million, respectively.

As noted above, on June 17, 2016, the Company announced its Board of Directors’ authorization to repurchase up to $100 million of the Company’s issued and outstanding common stock from time to time in the open market, or in privately negotiated transactions. As of June 30, 2018, 829,648 shares have been purchased under the Repurchase Program at an aggregate cost of $18.9 million with no additional shares being purchased under that program during the six months ended June 30, 2018.

Free Cash Flow

Free cash flow is a non-GAAP measure. Free cash flow is defined as cash provided by continuing operating activities less cash disbursed for purchases of property, plant, and equipment. We believe this metric provides useful information to our investors because management regularly reviews this metric as an important indicator of how much cash is generated by our normal business operations, net of capital expenditures, and makes decisions based upon them. Management also views this metric as a measure of cash available to reduce debt and grow the business. Free cash flow is calculated as follows (in millions).

	Six Months Ended June 30,
	2018	2017
Net cash provided by continuing operating activities	$32.5	$(10.2)
Cash disbursed for purchases of property, plant, and equipment, net	(68.6)	(44.2)
Free cash flow (1)	$(36.1)	$(54.4)

(1)Net cash disbursed for customer-owned tooling is included in free cash flow. Net cash received for customer-owned tooling during the six months ended June 30, 2018 was $14.6 million compared to net cash disbursed of $26.9 million for customer-owned tooling during the six months ended June 30, 2017.

Free cash flow was negative $36.1 million during the six months ended June 30, 2018, compared to negative $54.4 million during the six months ended June 30, 2017.  The improvement reflected favorable working capital, related primarily to the timing of payments for customer-owned tooling, and higher Adjusted EBITDA, offset partially by higher capital expenditures.

Debt

As of June 30, 2018, we had outstanding indebtedness, excluding capital lease obligations and net of debt issue cost, of approximately $372.7 million, which consisted of the following:

.9
	•	$354.9 million (net of a $2.1 million original issue discount) indebtedness outstanding under our Term Loan Credit Facility
	•	$0 million indebtedness outstanding under our Amended Credit Revolving Facility
	•	$25.3 million of foreign subsidiary indebtedness
	•	Less $7.5 million of debt issue costs netted against our indebtedness

On July 27, 2018, we made a $50 million voluntary repayment on the Term Loan Credit Facility further reducing our indebtedness.

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

The Fourth Amended Revolving Credit Facility Agreement amended and restated, in its entirety, the Third Amended Revolving Credit Facility Agreement, dated as of September 17, 2014, by and among the Borrower, its domestic affiliate and domestic subsidiary guarantors named therein, and the lenders party thereto, and the Agent. The Fourth Amended Revolving Credit Facility Agreement provides for a cash flow revolving credit facility (the “Amended Revolving Credit Facility”) in the aggregate amount of up to $200 million. The Fourth Amended Revolving Credit Facility Agreement also provides for the issuance of letters of credit in an aggregate amount not to exceed $30 million, provided that the total amount of credit (inclusive of revolving loans and letters of credit) extended under the Fourth Amended Revolving Credit Facility Agreement is subject to an overall cap, on any date, of $200 million. We may request the issuance of Letters of Credit denominated in Dollars or Euros. As of June 30, 2018,  we had no borrowings outstanding under our Amended Revolving Credit Facility and $7.9 million of letters of credit outstanding under the Fourth Amended Revolving Credit Facility Agreement. Thus, we could have borrowed an additional $192.1 million under the Fourth Amended Revolving Credit Facility Agreement as of June 30, 2018, calculated as follows (in millions):

Total Revolving Credit Commitment	$200.0
Borrowings on Amended Revolving Credit Facility	-
Letter of credit outstanding	(7.9)
Availability on Fourth Amended Revolving Credit Facility Agreement	$192.1

Advances under the Amended Revolving Credit Facility bear interest at an alternate base rate plus a base rate margin or LIBOR plus a Eurodollar margin. The applicable margins are determined by the Company’s Total Net Leverage Ratio (as defined in the Fourth Amended Revolving Credit Facility Agreement). As of June 30, 2018,  the applicable margins were 1.25% per annum and 2.25% per annum for base rate and LIBOR based borrowings, respectively. Borrowings outstanding under our Amended Revolving Credit Facility may vary significantly from time to time, depending on our cash needs at any given time. Our Amended Revolving Credit Facility matures on March 7, 2022.

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

As of June 30, 2018, we were in compliance with the financial covenants that govern our credit agreements.

Foreign Subsidiary Indebtedness

Our foreign subsidiary indebtedness consists primarily of receivables factoring in Europe, which is described above.

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

Beginning in 2019, FASB ASC No. 842, Leases, will change the financial reporting for leases. Certain of our manufacturing equipment leases currently classified as operating leases will be considered financing leases under the new standard which will require us to record the right of use asset as additional property, plant, and equipment and the associated liability as lease debt. As of June 30, 2018 and December 31, 2017, the associated liability from these leases would have been approximately $111 million and $72 million, respectively.

In addition, we have numerous real estate and equipment leases currently classified as operating that we believe will continue to be classified as operating under the new standard. We expect that the right of use assets and liabilities associated with these leases will be material, but have not yet quantified the total balance sheet impact for these leases.

Off-Balance Sheet Obligations

In addition to the operating leases described above, our off-balance sheet obligations consist of obligations under our Fourth Amended Revolving Credit Facility. As of June 30, 2018, letters of credit outstanding were $7.9 million under the Fourth Amended Revolving Credit Facility.

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

	As of June 30, 2018	As of December 31, 2017
Total debt, including capital leases and net of debt issue costs	$372.7	$386.8
Less: Cash and cash equivalents	(72.1)	(123.7)
Net debt	$300.6	$263.1

As of June 30, 2018, our net debt was $300.6 million, compared to $263.1 million as of December 31, 2017. The $37.5 million change reflects primarily negative free cash flow for the period.

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

•	global automobile production volumes;

•	the financial condition of our customers and suppliers;

•	our ability to make scheduled payments of principal or interest on our indebtedness and comply with the covenants and restrictions contained in the instruments governing our indebtedness;

•	our ability to refinance our indebtedness;

•	risks associated with non-U.S. operations, including foreign exchange risks and economic uncertainty in some regions;

•	any increase in the expense and funding requirements of our pension and postretirement benefits;

•	our customers’ ability to obtain equity and debt financing for their businesses;

•	our dependence on our large customers;

•	pricing pressure from our customers;

•	changes to U.S. trade and tariff policies and the reaction of other countries thereto;

•	our ability to integrate acquired businesses;

•	our ability to take advantage of emerging secular trends relating to lightweighting; outsourcing, replacement, electrification and autonomous vehicles;

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

Interest Rate Risk

At June 30, 2018, we had total debt, excluding capital leases, of $372.7 million (net of a $2.1 million discount and $7.5 million of debt issue costs), consisting of variable rate debt of $186.6 million (50%) and fixed rate debt of $186.1 million (50%), after taking into account our $186.1 million variable rate to fixed rate swap. Assuming no changes in the monthly average variable rate debt levels of $196.4 million for the six months ended June 30, 2018, we estimate that a hypothetical change of 100 basis points in the LIBOR and alternative base rate would not have a significant impact on interest expense due to the LIBOR floor in our Term Loan.

In addition, we have certain manufacturing equipment leases currently classified as operating leases that will be considered financing leases upon adoption of FASB ASC No. 842, Leases. As of June 30, 2018, the associated lease debt from these leases would have been approximately $111 million. Including this amount, our fixed rate debt would have been approximately 61% and our variable rate debt would have been approximately 39%.

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

Our strategy for managing currency risk relies primarily upon conducting business in a foreign country in that country’s currency. We may, from time to time, also participate in hedging programs intended to reduce our exposure to currency fluctuations. We believe that the effect of a 100 basis point movement in foreign currency rates against the U.S. dollar would not have materially impacted the results of our operations, our cash flows, or our stockholders’ equity for the six months ended June 30, 2018.

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

Item 4. Controls  and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), management, with the participation of the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2018. Based upon that evaluation, the CEO and the CFO have concluded that, as of June 30, 2018, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting that occurred during the quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1A. Risk Factors.

There have been no material changes in our risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities

The following table presents information regarding shares of our common stock repurchased during each month in the quarter ended June 30, 2018.

			Total Number of
			Shares (or Units)	Dollar Value of
		Weighted	Purchased as Part	Shares that May
	Total Number of	Average Price	of Publicly	Yet Be Purchased
	Shares (or Units)	Paid per Share	Announced Plan	Under Plan or
Period	Purchased	(or Unit)	or Program	Program (1)
April 1 to April 30, 2018	-	$-	-	$81,056,732
May 1 to May 31, 2018	-	$-	-	$81,056,732
June 1 to June 30, 2018	-	$-	-	$81,056,732
Total	-	$-	-

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

Item 6. Exhibits.

10.1

Fourth Amendment to Lease Agreement, dated as of May 18, 2018 by and between MODULE (DE) LIMITED PARTNERSHIP and TOWER AUTOMOTIVE OPERATIONS USA I, LLC (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated May 22, 2018 and incorporated herein by reference).

10.2

Guaranty and Surety Agreement, dated as of May 18, 2018, given by TOWER INTERNATIONAL, INC. to MODULE (DE) LIMITED PARTNERSHIP (filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K dated May 22, 2018 and incorporated herein by reference).

10.3

Termination of Lease, dated as of May 18, 2018 by and between MODULE (DE) LIMITED PARTNERSHIP and TOWER AUTOMOTIVE OPERATIONS USA I, LLC (filed as Exhibit 10.3 to the Registrant's Current Report on Form 8-K dated May 22, 2018 and incorporated herein by reference).

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

Tower International, Inc.

Date: July 31, 2018	/s/ Jeffrey Kersten
Jeffrey Kersten
Chief Financial Officer