Form 10-Q
period 2018-09-30
Tower International, Inc.
filed 2018-10-29
CIK 1485469

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit such files).

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

Yes ☐ No ☒

As of October 22, 2018, there were 20,606,736 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

Tower International, Inc. and Subsidiaries

Form 10-Q

PART 1 — FINANCIAL INFORMATION

ITEM 1. Financial Statements.

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data - unaudited)

	September 30,	December 31,
	2018	2017

ASSETS
Cash and cash equivalents	$47,744	$123,688
Accounts receivable, net of allowance of $1,387 and $1,385	280,973	239,319
Inventories (Note 4)	93,655	78,745
Assets held for sale (Note 5)	28,686	44,250
Prepaid tooling, notes receivable, and other	48,212	78,481
Total current assets	499,270	564,483

Property, plant, and equipment, net	547,127	535,272
Goodwill (Note 7)	62,164	63,665
Deferred tax asset	74,410	83,035
Other assets, net	27,809	13,642
Total assets	$1,210,780	$1,260,097

LIABILITIES AND EQUITY
Short-term debt and current maturities of capital lease obligations (Note 9)	$23,136	$42,048
Accounts payable	303,016	323,271
Accrued liabilities	121,532	113,949
Liabilities held for sale (Note 5)	12,667	17,336
Total current liabilities	460,351	496,604

Long-term debt, net of current maturities (Note 9)	294,300	344,738
Deferred tax liability	4,629	4,807
Pension liability (Note 12)	39,749	47,813
Other non-current liabilities	93,843	96,263
Total non-current liabilities	432,521	493,621
Total liabilities	892,872	990,225

Stockholders' equity:
Preferred stock, $0.01 par value, 50,000,000 authorized and 0 issued and outstanding	$-	$-
Common stock, $0.01 par value, 350,000,000 authorized, 22,400,074 issued and 20,606,736 outstanding at September 30, 2018, and 22,317,671 issued and 20,542,397 outstanding at
December 31, 2017	224	223
Additional paid in capital	346,915	344,153
Treasury stock, at cost, 1,793,338 and 1,775,274 shares as of September 30, 2018
December 31, 2017	(36,882)	(36,408)
Retained earnings	80,711	29,712
Accumulated other comprehensive loss (Note 13)	(73,060)	(67,808)
Total Tower International, Inc.'s stockholders' equity	317,908	269,872

Total liabilities and stockholders' equity	$1,210,780	$1,260,097

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share and per share amounts - unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Revenues (Note 3)	$524,566	$462,372	$1,644,079	$1,449,887
Cost of sales	462,941	404,332	1,458,549	1,274,429
Gross profit	61,625	58,040	185,530	175,458
Selling, general, and administrative expenses	29,954	29,667	93,057	87,899
Amortization expense (Note 7)	110	117	330	333
Restructuring and asset impairment charges, net (Note 8)	491	1,131	2,308	8,379
Operating income	31,070	27,125	89,835	78,847
Interest expense	6,048	5,673	16,465	7,933
Interest income	93	64	362	197
Net periodic benefit income (Note 12)	558	713	1,675	1,671
Other expense	-	-	977	575
Income before provision for income taxes and income from discontinued operations	25,673	22,229	74,430	72,207
Provision for income taxes (Note 11)	3,996	8,002	14,602	22,170
Income from continuing operations	21,677	14,227	59,828	50,037
Income from discontinued operations, net of tax (Note 5)	903	704	2,428	1,565
Net income	22,580	14,931	62,256	51,602
Less: Net income attributable to the noncontrolling interests	-	-	-	110
Net income attributable to Tower International, Inc.	$22,580	$14,931	$62,256	$51,492

Weighted average basic shares outstanding	20,605,168	20,522,001	20,586,599	20,485,722
Weighted average diluted shares outstanding	21,035,802	20,787,405	20,991,606	20,804,441

Basic income per share attributable to Tower International, Inc.:
Income per share from continuing operations (Note 14)	$1.05	$0.69	$2.91	$2.44
Income per share from discontinued operations (Note 14)	0.04	0.03	0.12	0.08
Income per share (Note 14)	1.10	0.73	3.02	2.51

Diluted income per share attributable to Tower International, Inc.:
Income per share from continuing operations (Note 14)	$1.03	$0.68	$2.85	$2.40
Income per share from discontinued operations (Note 14)	0.04	0.03	0.12	0.08
Income per share (Note 14)	1.07	0.72	2.97	2.48

Dividends declared per share	$0.12	$0.11	$0.36	$0.33

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands - unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Net income	$22,580	$14,931	$62,256	$51,602
Other comprehensive income / (loss), net of tax:
Foreign currency translation adjustments, net of tax expense / (benefit) of $0.1 million, ($2.6 million), $1.5 million, and ($8.5 million)	(2,212)	6,578	(12,349)	19,867
Unrealized gain / (loss) on qualifying cash flow hedge, net of tax expense / (benefit) of $0.5 million, ($0.8 million), $2.4 million, and ($3.6 million)	1,374	(1,283)	7,097	(5,896)
Other comprehensive income / (loss), net of tax	(838)	5,295	(5,252)	13,971
Comprehensive income	21,742	20,226	57,004	65,573
Less: Comprehensive income attributable to noncontrolling interests	-	-	-	162
Comprehensive income attributable to Tower International, Inc.	$21,742	$20,226	$57,004	$65,411

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands - unaudited)

	Nine Months Ended September 30,
	2018	2017

OPERATING ACTIVITIES:
Net income	$62,256	$51,602
Less: Income from discontinued operations, net of tax	2,428	1,565
Income from continuing operations	59,828	50,037

Adjustments required to reconcile income from continuing operations to net cash provided by continuing operating activities:
Deferred income tax provision	9,334	15,367
Depreciation and amortization	62,485	54,853
Non-cash share-based compensation	2,512	1,657
Pension income, net of contributions	(8,063)	(9,906)
Change in working capital and other operating items	(50,484)	(76,095)
Net cash provided by continuing operating activities	$75,612	$35,913

INVESTING ACTIVITIES:
Cash disbursed for purchases of property, plant, and equipment, net	$(93,765)	$(76,687)
Proceeds from disposition of joint venture, net	4,314	15,944
Net proceeds from sale of property, plant, and equipment	14,883	-
Net cash used in investing activities	$(74,568)	$(60,743)

FINANCING ACTIVITIES:
Proceeds from borrowings	$137,696	$535,926
Repayments of borrowings	(156,423)	(522,029)
Voluntary repayments on Term Loan Credit Facility	(50,000)	-
Debt financing costs	-	(4,747)
Original issuance discount	-	(1,808)
Dividend payment to Tower shareholders	(7,409)	(6,756)
Proceeds from stock options exercised	251	1,094
Purchase of treasury stock	(474)	(763)
Net cash provided by / (used in) continuing financing activities	$(76,359)	$917

Discontinued operations:
Net cash from / (used in) discontinued operating activities	$7,327	$(322)
Net cash used in discontinued investing activities	(2,771)	(1,251)
Net cash from / (used in) discontinued financing activities	(2,642)	1,137
Net cash from / (used in) discontinued operations	$1,914	$(436)

Effect of exchange rate changes on continuing cash and cash equivalents	$(2,543)	$5,158

NET CHANGE IN CASH AND CASH EQUIVALENTS	$(75,944)	$(19,191)

CASH AND CASH EQUIVALENTS:
Beginning of period	$123,688	$62,788

End of period	$47,744	$43,597

Supplemental Cash Flow Information:
Interest paid, net of amounts capitalized	$15,998	$16,842
Income taxes paid	6,011	5,265
Non-cash Investing Activities:
Capital expenditures in liabilities for purchases of property, plant, and equipment	$16,030	$13,877

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

The Company expects that this standard will have a material effect on its Condensed Consolidated Financial Statements. The Company is currently evaluating significant contracts and assessing the potential impacts. Based on the assessments performed thus far, the Company believes that it has certain manufacturing equipment leases currently classified as operating leases that will be classified as finance leases under the new standard. As of September 30, 2018 and December 31, 2017, the Company estimates that the ROU asset and liability associated with these leases would be approximately $143 million and $72 million, respectively. This estimate is based upon the present value of the remaining minimum lease payments for equipment that is subject to lease agreements as of September 30, 2018 and December 31, 2017.

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

Fair Value Measurement

On August 28, 2018, the FASB issued ASU No. 2018-13,  Changes to the Disclosure Requirements for Fair Value Measurement. This ASU modifies the disclosure requirements on fair value measurements. This ASU is effective for annual and interim periods beginning after December 15, 2019 and early adoption is permitted. The Company does not expect a material financial statement impact related to the adoption of this ASU.

Retirement Benefits

On August 28, 2018, the FASB issued ASU No. 2018-14,  Changes to the Disclosure Requirements for Defined Benefit Plans. This ASU modifies the disclosure requirements related to defined benefit pension or other postretirement benefit plans. This ASU is effective for annual and interim periods beginning after December 15, 2020 and early adoption is permitted. The Company does not expect a material financial statement impact related to the adoption of this ASU.

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

Additionally, the Company monitors the aging of uncollected billings and adjusts its accounts receivable allowance on a quarterly basis, as necessary, based upon its evaluation of the probability of collection. The adjustments made by the Company due to the write-off of uncollectible amounts have been immaterial for all periods presented. At September 30, 2018 and December 31, 2017 the Company’s accounts receivable, net of allowances, were $281 million and $239.3 million, respectively. The Company did not have any material unbilled or deferred revenue recorded on the Condensed Consolidated Balance Sheet as of September 30, 2018, or December 31, 2017.

For the three and nine months ended September 30, 2018, revenue recognized from performance obligations related to prior periods (for example, due to changes in transaction price) was not material.

Revenue expected to be recognized in any future period related to remaining performance obligations, excluding revenue pertaining to contracts that have an original expected duration of one year or less or contracts where revenue is recognized as invoiced, is not material.

See Note 16 for disaggregation of revenue by reportable segment. The following table summarizes the Company’s vehicle platform mix as a percent of revenues by segment for the three months ended September 30, 2018:

	North America	Europe	Consolidated
SUV (sport-utility vehicles)	54%	27%	46%
Pickup	28%	0%	21%
Small Car	2%	36%	11%
Van	4%	22%	9%
Large Car	7%	9%	7%
MPV (multi-purpose vehicles)	1%	1%	1%
All Other	4%	5%	5%
	100%	100%	100%

The following table summarizes the Company’s vehicle platform mix as a percent of revenues by segment for the nine months ended September 30, 2018:

	North America	Europe	Consolidated
SUV (sport-utility vehicles)	54%	25%	45%
Pickup	28%	0%	20%
Small Car	3%	37%	13%
Van	4%	22%	9%
Large Car	7%	8%	7%
MPV (multi-purpose vehicles)	1%	1%	2%
All Other	3%	7%	4%
	100%	100%	100%

Note 4. Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is determined by the first-in, first-out method. Maintenance, repair, and non-productive inventory, which are considered consumables, are expensed when acquired and included in the Condensed Consolidated Statements of Operations as cost of sales. Inventories consist of the following (in thousands):

	September 30, 2018	December 31, 2017
Raw materials	$45,438	$33,929
Work in process	18,116	16,112
Finished goods	30,101	28,704
Total inventory	$93,655	$78,745

Note 5. Discontinued Operations and Assets Held for Sale

The Company’s Board of Directors has approved a plan to sell the Company’s remaining business operations in Brazil and China. At September 30, 2018,  the Chinese business operations have been sold and the Brazilian business operation is considered held for sale in accordance with FASB ASC No. 360, Property, Plant, and Equipment, and presented as discontinued operations in the Condensed Consolidated Financial Statements, in accordance with FASB ASC No. 205, Discontinued Operations. At December 31, 2017, both of the Brazilian and Chinese business operations were held for sale and presented as discontinued operations.

The following table discloses select financial information of the discontinued operations of the Company’s Brazilian and Chinese business operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues	$13,047	$14,597	$42,158	$63,373
Loss from sale of Wuhu discontinued operation	-	-	-	(2,596)
Income from discontinued operations:
Income before provision for income taxes	1,242	1,199	3,127	4,867
Provision for income taxes	339	495	699	706
Income from discontinued operations	$903	$704	$2,428	$1,565

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

Wuhu and Ningbo have been presented as discontinued operations in the Company’s Consolidated Financial Statements, in accordance with FASB ASC No. 205.

Brazil Operations

The Company’s Board of Directors has approved a plan to sell the Company’s remaining business operations in Brazil. At September 30, 2018, the remaining Brazilian business operations are considered held for sale in accordance with FASB ASC No. 360 and presented as discontinued operations in the Consolidated Financial Statements, in accordance with FASB ASC No. 205.

The assets and liabilities held for sale are recorded at the lower of carrying value or fair value less costs to sell and are summarized by category in the following table (in thousands):

	September 30, 2018	December 31, 2017

ASSETS
Current assets	$18,785	$24,024
Property, plant, and equipment, net	23,418	29,239
Other assets, net	1,483	9,387
Fair value adjustment	(15,000)	(18,400)
Total assets held for sale	$28,686	$44,250

LIABILITIES
Short-term debt and current maturities of capital lease obligations	$598	$1,129
Accounts payable	9,701	11,877
Total current liabilities	10,299	13,006

Long-term debt, net of current maturities	600	1,223
Other non-current liabilities	1,768	3,107
Total non-current liabilities	2,368	4,330
Total liabilities held for sale	$12,667	$17,336

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

The components of capitalized tooling costs are as follows (in thousands):

	September 30, 2018	December 31, 2017
Customer-owned tooling, net	$33,454	$63,456
Company-owned tooling	327	277
Total tooling, net	$33,781	$63,733

Note 7. Goodwill and Other Intangible Assets

Goodwill

The change in the carrying amount of goodwill is set forth below by reportable segment and on a consolidated basis (in thousands):

	Europe	North America	Consolidated
Balance at December 31, 2017	$56,241	$7,424	$63,665
Currency translation adjustment	(1,865)	364	(1,501)
Balance at September 30, 2018	$54,376	$7,788	$62,164

Intangibles

In the North America segment, an intangible asset of $3.6 million related to customer relationships was recorded in 2015, as part of the acquisition of a facility in Mexico. This intangible asset has a definite life and will be amortized on a straight-line basis over seven years, the estimated life of the related asset, which approximates the recognition of related revenues.

The Company incurred amortization expense of $0.1 million and $0.3 million for the three and nine months ended September 30, 2018, respectively. The Company incurred amortization expense of $0.1 million and $0.3 million for the three and nine months ended September 30, 2017, respectively.

Note 8. Restructuring and Asset Impairment Charges

As of September 30, 2018, the Company has executed various restructuring plans and may execute additional plans in the future to reduce corporate overhead, to realign manufacturing capacity to prevailing global automotive production levels, and to improve the utilization of remaining facilities. Estimates of restructuring charges are based on information available at the time such charges are recorded. Due to the inherent uncertainty involved in estimating restructuring expenses, actual amounts paid for such activities may differ from amounts initially recorded. Accordingly, the Company may record revisions of previous estimates by adjusting previously established reserves.

Restructuring and Asset Impairment Charges

Net restructuring and asset impairment charges for each of the Company’s segments include the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Europe	$398	$199	$1,326	$943
North America	93	932	982	7,436
Consolidated	$491	$1,131	$2,308	$8,379

The following table sets forth the Company’s net restructuring and asset impairment charges by type for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Employee termination costs	$473	$690	$2,207	$7,557
Other exit costs	18	441	101	822
Total restructuring expense	$491	$1,131	$2,308	$8,379

The charges incurred during the nine months ended September 30, 2018 and 2017 related primarily to the following actions:

2018 Actions

During the three and nine months ended September 30, 2018, the charges incurred in the North America and Europe segments related to severance charges and ongoing maintenance expense of facilities closed as a result of prior actions. During the second quarter of 2018, the Company amended the lease agreements related to closed facilities which resulted in a $0.3 million adjustment to the liability previously recorded. As a result of these amendments, the Company will no longer record material restructuring expense related to closed facilities.

2017 Actions

During the three and nine months ended September 30, 2017, the charges incurred in the North America and Europe segments related to severance charges to reduce corporate overhead and ongoing maintenance expense of facilities closed as a result of prior actions.

Restructuring Reserve

The table below summarizes the activity in the restructuring reserve by segment, reflected in accrued liabilities and other non-current liabilities, for the above-mentioned actions through September 30, 2018 (in thousands):

	Europe	North America	Consolidated
Balance at December 31, 2017	$977	$4,070	$5,047
Payments	(1,806)	(4,179)	(5,985)
Increase in liability	1,326	881	2,207
Balance at September 30, 2018	$497	$772	$1,269

Except as disclosed in the table above, the Company does not anticipate incurring additional material cash charges associated with the actions described above. The changes in the restructuring reserve set forth in the table above do not agree with the restructuring charges for the period, as certain items are expensed as incurred related to the actions described.

The restructuring reserve decreased during the nine months ended September 30, 2018, reflecting primarily payments related to prior accruals and 2018 restructuring actions, offset partially by accruals for severance.

During the nine months ended September 30, 2018, the Company incurred payments in Europe of $1.8 million and in North America of $4.2 million related to prior accruals and 2018 restructuring actions described above.

Note 9. Debt

Short-Term Debt

Short-term debt consists of the following (in thousands):

	September 30, 2018	December 31, 2017
Current maturities of debts (excluding capital leases)	$23,136	$36,500
Current maturities of capital leases	-	5,548
Total short-term debt	$23,136	$42,048

Long-Term Debt

Long-term debt consists of the following (in thousands):

	September 30, 2018	December 31, 2017
Term Loan Credit Facility (net of discount of $1,731 and $2,288)	$304,346	$356,501
Amended Revolving Credit Facility	-	-
Other foreign subsidiary indebtedness	19,521	32,885
Debt issue costs	(6,431)	(8,148)
Total debt	317,436	381,238
Less: Current maturities of debts (excluding capital leases)	(23,136)	(36,500)
Total long-term debt	$294,300	$344,738

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

As of September 30, 2018, the outstanding principal balance of the Term Loan Credit Facility was $304.3 million (net of a $1.7 million original issue discount) and the effective interest rate was 4.875% per annum.

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

Advances under the Amended Revolving Credit Facility bear interest at an alternate base rate plus a base rate margin or LIBOR plus a Eurodollar margin. The applicable margins are determined by the Company’s Total Net Leverage Ratio (as defined in the Fourth Amended Revolving Credit Facility Agreement). As of September 30, 2018, the applicable margins were 2.25% per annum for LIBOR based borrowings and 1.25% per annum for base rate borrowings. The Company will pay a commitment fee at a rate equal to 0.50% per annum on the average daily unused total revolving credit commitment.

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

As of September 30, 2018, there was $191.8 million of unutilized borrowing availability under the Amended Revolving Credit Facility. At that date, there were no borrowings and $8.2 million of letters of credit outstanding under the Amended Revolving Credit Facility.

Other Foreign Subsidiary Indebtedness

As of September 30, 2018, other foreign subsidiary indebtedness of $19.5 million consisted of receivables factoring in Europe.

The change in foreign subsidiary indebtedness from December 31, 2017 to September 30, 2018 is explained by the following (in thousands):

Europe
Balance at December 31, 2017	$32,885
Change in borrowings on credit facilities, net	(12,274)
Foreign exchange impact	(1,090)
Balance at September 30, 2018	$19,521

Generally, borrowings of foreign subsidiaries are made under credit agreements with commercial lenders and are used to fund working capital and other operating requirements.

As of September 30, 2018, the receivables factoring facilities balance available to the Company was $19.5 million (€16.8 million), of which the entire amount was drawn. These are uncommitted, demand facilities which are subject to termination at the discretion of the banks and bear interest rates based on the average three month EURIBOR plus a spread ranging from 2.50% to 3.00%. The effective annual interest rates as of September 30, 2018 ranged from 2.18% to 2.68%, with a weighted average interest rate of 2.52% per annum. Any receivables factoring under these facilities is with recourse and is secured by the accounts receivable factored. These receivables factoring transactions are recorded in the Company’s Condensed Consolidated Balance Sheets in short-term debt and current maturities of capital lease obligations.

As of September 30, 2018,  the secured line of credit balance available to the Company was $10.2 million (€8.8 million), of which no borrowings were outstanding. The facility bears an interest rate based on the EURIBOR plus a spread of 1.15% and matures in October 2018. The Company expects to renew the facility under similar terms. The facilities are secured by certain accounts receivable related to customer-owned tooling, real estate, and other assets, and are subject to negotiated prepayments upon the receipt of funds from completed customer projects.

As of September 30, 2018, the Company’s European subsidiaries had an asset-based revolving credit facility balance available to the Company of $40.6 million (€35 million), of which no borrowings were outstanding. Advances under this facility bear interest at the three month EURIBOR plus a margin or at EONIA plus a margin. The applicable margin is determined by the Company's total net leverage ratio as defined in the debt agreement. The applicable margin as of September 30, 2018 was 1.95%. The Company is required to pay a commitment fee at a rate equal to 0.6825% per annum on the average daily unused total revolving credit commitment. This facility has a maturity date of November 2022. Availability on the credit facility is determined based upon the appraised value of certain machinery, equipment, and real estate, subject to a borrowing base availability limitation and customary covenants.

Covenants

As of September 30, 2018, the Company was in compliance with the financial covenants that govern its credit agreements.

Capital Leases

The Company had capital lease obligations of $0 and $5.5 million as of September 30, 2018 and December 31, 2017, respectively. These obligations are presented within short-term debt and current maturities of capital lease obligations in the Condensed Consolidated Balance Sheets.

The Company’s capital lease obligation as of December 31, 2017 related to a manufacturing facility in Europe. The original term of the capital lease ended on March 31, 2018 and the Company completed the purchase of the facility utilizing the end of the lease term purchase option during the second quarter of 2018.

Debt Issue Costs

The Company had debt issuance costs, net of amortization, of $6.4 million and $8.2 million as of September 30, 2018 and December 31, 2017, respectively. These amounts are reflected in the Condensed Consolidated Balance Sheets as a direct deduction from long-term debt, net of current maturities.

The Company incurred interest expense related to the amortization of debt issue costs of $1 million and $1.8 million during the three and nine months ended September 30, 2018, respectively. The Company incurred interest expense related to the amortization of debt issue costs of $0.5 million and $1.8 million during the three and nine months ended September 30, 2017, respectively.

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

On August 31, 2017, the Company amended certain of its variable rate to fixed rate interest rate swaps, for a portion of the Company’s Term Loan. The U.S. dollar notional amount remained the same at $186.1 million, the fixed interest rate was changed from 5.628% to 5.878% per annum for certain swaps, and the maturity date remained at March 7, 2024. The fair value of the swap will fluctuate with changes in interest rates. This amendment was considered a termination event per FASB ASC No. 815, Derivatives and Hedging; therefore, the balance within AOCI will be frozen and recognized in results of operations over the remaining term of the hedged transaction. As of September 30, 2018, $6.2 million was recorded in AOCI, and $0.3 million and $0.8 million were recognized in interest expense during the three and nine months ended September 30, 2018, respectively.

At September 30, 2018 and December 31, 2017, the U.S. dollar / Euro exchange spot rate was $1.1612 and $1.2009, respectively. The following amounts were recorded in the Condensed Consolidated Balance Sheets as being payable to counterparties under FASB ASC No. 815 (in thousands):

	Location	September 30, 2018	December 31, 2017
Cross currency swap	Other non-current liabilities	$25,054	$27,001
Interest rate swap	Other non-current liabilities	1,284	8,918

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

The following table presents the deferred gain / (loss) reported in AOCI at September 30, 2018 and December 31, 2017 (in thousands):

	Deferred gain in AOCI
	September 30, 2018	December 31, 2017
Cross currency swap	$15,948	$9,849
Interest rate swap	1,922	(7,537)
Total	$17,870	$2,312

The following table presents the total amounts reported in interest expense (income) in the Condensed Consolidated Statement of Operations and the effects of hedging on those line items:

	Three Months Ended	Nine Months Ended
	September 30, 2018	September 30, 2018
Interest expense	$6,048	$16,465

Effect of hedging	(467)	(958)

Note 11. Income Taxes

During the three months ended September 30, 2018, the Company recorded income tax expense of $4 million on $25.7 million of pre-tax profit from continuing operations – for a consolidated effective tax rate of 15.6%. Included in the $4 million of worldwide tax expense was $2.7 million of deferred tax expense attributable to U.S. operations. The consolidated effective rate for the year 2018 decreased primarily due to the enactment of the Tax Cuts and Jobs Act (the “TCJA”) on December 22, 2017.

The TCJA includes significant changes to the U.S. corporate income tax system. Among other items, the TCJA lowers the corporate income tax rate from 35% to 21% and creates a new modified territorial tax system exempting foreign profits from U.S. taxation with some exceptions. It also requires a one-time deemed repatriation of accumulated foreign earnings for the year ended December 31, 2017. To determine the amount of the deemed repatriation and any associated repatriation tax, the Company must determine, in addition to other factors, the amount of post-1986 profits or losses of each foreign subsidiary, as well as the amount of foreign income taxes paid on such profits or losses. The Company has filed its 2017 federal income tax return and has determined that no transition tax inclusion is necessary. Based on current law and guidelines issued by the Internal Revenue Service, the Company does not believe that a measurement-period adjustment is required.

During the three months ended September 30, 2017, the Company recorded income tax expense of $8 million on $22.2 million of pre-tax profit from continuing operations – for a consolidated effective tax rate of 36%. During the quarter, the Company booked a one-time deferred tax expense of $3.5 million for one of its European affiliates to establish a deferred tax valuation allowance and reverse tax benefits booked on losses generated during the first two quarters of 2017.

During the nine months ended September 30, 2018, the Company recorded income tax expense of $14.6 million on $74.4 million of pre-tax profit from continuing operations – for a consolidated effective tax rate of 19.6%. Included in the $14.6 million of consolidated tax expense was $9.2 million of deferred tax expense attributable to U.S. operations. The consolidated effective rate and expense for the year 2018 decreased primarily due to the TCJA.

During the nine months ended September 30, 2017, the Company recorded income tax expense of $22.2 million on $72.2 million of pre-tax profit from continuing operations – for a consolidated effective tax rate of 30.7%. Included in the $22.2 million of consolidated tax expense was an expense of $3.5 million for one of its European affiliates to establish a deferred tax valuation allowance and also reverse tax benefits booked on losses generated during the first two quarters of 2017.

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

The following tables provide the components of net periodic pension benefit cost and other post-retirement benefit cost (in thousands):

	Pension Benefits		Other Benefits
	Three Months Ended September 30,		Three Months Ended September 30,
	2018	2017	2018	2017
Service cost	$5	$4	$2	$2
Interest cost	1,835	1,772	128	136
Expected return on plan assets (a)	(2,537)	(2,637)	-	-
Amortization of prior service credit	(24)	(23)	33	33
Net periodic benefit cost / (income)	$(721)	$(884)	$163	$171

	Pension Benefits		Other Benefits
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Service cost	$14	$14	$4	$6
Interest cost	5,507	5,620	384	408
Expected return on plan assets (a)	(7,612)	(7,747)	-	-
Amortization of prior service credit	(71)	(71)	99	99
Net periodic benefit cost / (income)	$(2,162)	$(2,184)	$487	$513

(a)Expected rate of return on plan assets is 7.40% for 2018 and was 7.40% for 2017

The Company expects its minimum pension funding requirements to be $6.1 million during 2018. During the three and nine months ended September 30, 2018, the Company made contributions of $2.7 million and $5.9 million, respectively.

Additionally, during the three and nine months ended September 30, 2018, the Company contributed $1.8 million and $5.1 million, respectively, to its defined contribution retirement plans.

Note 13. Stockholders’ Equity and Noncontrolling Interests

The table below provides a reconciliation of the carrying amount of total stockholders’ equity, including stockholders’ equity attributable to Tower International, Inc. (“Tower”) and equity attributable to the noncontrolling interests (“NCI”) (in thousands):

	Nine Months Ended September 30,
	2018			2017
	Tower	NCI	Total	Tower	NCI	Total
Stockholders' equity beginning balance	$269,872	$-	$269,872	$207,795	$6,144	$213,939
Net income	62,256	-	62,256	51,492	110	51,602
Other comprehensive income:
Foreign currency translation adjustments	(12,349)	-	(12,349)	19,815	52	19,867
Unrealized loss on qualifying cash flow hedge	7,097	-	7,097	(5,896)	-	(5,896)
Total comprehensive income	57,004	-	57,004	65,411	162	65,573
Vesting of RSUs	-	-	-	2	-	2
Treasury stock	(474)	-	(474)	(763)	-	(763)
Share based compensation expense	2,512	-	2,512	1,657	-	1,657
Proceeds from stock options exercised	251	-	251	1,094	-	1,094
Dividend paid	(7,409)	-	(7,409)	(6,756)	-	(6,756)
Cumulative effect of the adoption of ASU No. 2016-09	-	-	-	5,329	-	5,329
Cumulative effect of the adoption of ASU No. 2017-12, net of tax of $1.3 million	(3,848)	-	(3,848)	-	-	-
Noncontrolling interest sold	-	-	-	-	(6,306)	(6,306)
Stockholders' equity ending balance	$317,908	$-	$317,908	$273,769	$-	$273,769

On June 17, 2016, the Company announced its Board of Directors’ authorization to repurchase up to $100 million of the Company’s issued and outstanding common stock from time to time in the open market, or in privately negotiated transactions. The Company expects to fund such repurchases from cash flow from operations, cash on hand, asset dispositions, and borrowings under its revolving credit facility. Through September 30, 2018, the Company repurchased a total of 829,648 shares of common stock at an aggregate cost of $18.9 million under this repurchase program. During the nine months ended September 30, 2018, no shares have been repurchased under this repurchase program.

The following table presents the components of accumulated other comprehensive loss (in thousands):

	As of September 30, 2018	As of December 31, 2017	Change
Foreign currency translation adjustments, net of tax expense of $1.6 million and $0.1 million	$(37,210)	$(24,861)	$(12,349)
Defined benefit plans, net of tax expense of $15 million and $15 million	(38,249)	(38,249)	-
Unrealized loss on qualifying cash flow hedge, net of tax (benefit) of ($0.5) million and ($2.8) million	2,399	(4,698)	7,097
Accumulated other comprehensive loss	$(73,060)	$(67,808)	$(5,252)

The following table presents the changes in accumulated other comprehensive loss by component (in thousands) for the three months ended September 30, 2018:

	Unrealized loss on		Foreign Currency
	Qualifying cash flow	Defined Benefit	Translation
	Hedge	Plan	Adjustments	Total
Balance at June 30, 2018	$1,025	$(38,249)	$(34,998)	$(72,222)
Other comprehensive income before reclassification	1,374	-	(2,212)	(838)
Net current-period other comprehensive income	1,374	-	(2,212)	(838)
Balance at September 30, 2018	$2,399	$(38,249)	$(37,210)	$(73,060)

The following table presents the changes in accumulated other comprehensive loss by component (in thousands) for the three months ended September 30, 2017:

	Unrealized loss on		Foreign Currency
	Qualifying cash flow	Defined Benefit	Translation
	Hedge	Plan	Adjustments	Total
Balance at June 30, 2017	$(4,613)	$(38,972)	$(31,174)	$(74,759)
Other comprehensive loss before reclassification	(1,283)	-	6,578	5,295
Net current-period other comprehensive loss	(1,283)	-	6,578	5,295
Balance at September 30, 2017	$(5,896)	$(38,972)	$(24,596)	$(69,464)

The following table presents the changes in accumulated other comprehensive loss by component (in thousands) for the nine months ended September 30, 2018:

	Unrealized loss on		Foreign Currency
	Qualifying cash flow	Defined Benefit	Translation
	Hedge	Plan	Adjustments	Total
Balance at December 31, 2017	$(4,698)	$(38,249)	$(24,861)	$(67,808)
Other comprehensive income before reclassification	7,097	-	(12,349)	(5,252)
Net current-period other comprehensive income	7,097	-	(12,349)	(5,252)
Balance at September 30, 2018	$2,399	$(38,249)	$(37,210)	$(73,060)

The following table presents the changes in accumulated other comprehensive loss by component (in thousands) for the nine months ended September 30, 2017:

	Unrealized loss on		Foreign Currency
	Qualifying cash flow	Defined Benefit	Translation
	Hedge	Plan	Adjustments	Total
Balance at December 31, 2016	$-	$(38,972)	$(44,411)	$(83,383)
Other comprehensive loss before reclassification	(5,896)	-	19,815	13,919
Net current-period other comprehensive loss	(5,896)	-	19,815	13,919
Balance at September 30, 2017	$(5,896)	$(38,972)	$(24,596)	$(69,464)

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

The Company included the effects of all dilutive shares for the three and nine months ended September 30, 2018 and September 30, 2017.

A summary of the information used to compute basic and diluted net income per share attributable to Tower International, Inc. is shown below (in thousands – except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Income from continuing operations	$21,677	$14,227	$59,828	$50,037
Income from discontinued operations, net of tax	903	704	2,428	1,565
Net income	22,580	14,931	62,256	51,602
Less: Net income attributable to the noncontrolling interests	-	-	-	110
Net income attributable to Tower International, Inc.	$22,580	$14,931	$62,256	$51,492

Basic income per share:
Continuing operations	$1.05	$0.69	$2.91	$2.44
Discontinued operations	0.04	0.03	0.12	0.08
Net income attributable to Tower International, Inc.	1.10	0.73	3.02	2.51
Basic weighted average shares outstanding	20,605,168	20,522,001	20,586,599	20,485,722

Diluted income per share:
Continuing operations	$1.03	$0.68	$2.85	$2.40
Discontinued operations	0.04	0.03	0.12	0.08
Net income attributable to Tower International, Inc.	1.07	0.72	2.97	2.48
Diluted weighted average shares outstanding	21,035,802	20,787,405	20,991,606	20,804,441

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

At September 30, 2018, 586,508 shares were available for future grants of options and other types of awards under the Plan.

The following table summarizes the Company’s award activity during the nine months ended September 30, 2018:

	Options		Restricted Stock Units
		Weighted		Weighted
		Average		Average Grant
Outstanding at:	Shares	Exercise Price	Shares	Date Fair Value
December 31, 2017	365,677	$12.22	213,022	$26.30
Granted	-	-	240,925	26.32
Options exercised or RSUs vested	(20,178)	12.45	(62,225)	26.32
Forfeited	(4,155)	12.04	(4,896)	26.21
September 30, 2018	341,344	$12.21	386,826	$26.31

Stock Options

The exercise price of each stock option equals the market price of the Company’s common stock on the grant date. Compensation expense is recorded at the grant date fair value and is recognized on a straight-line basis over the applicable vesting periods. The Company’s stock options generally vest over three years, with a maximum term of ten years.

The Company calculates the weighted average grant date fair value of each option granted using a Black-Scholes valuation model. During the three and nine months ended September 30, 2018 and 2017 the Company did not recognize any expense relating to the options as all of the expense associated with these options had been fully recognized in previous periods.

As of September 30, 2018, the Company had an aggregate of 341,344 stock options that had been granted, but had not yet been exercised. As of September 30, 2018, the remaining average contractual life for these options is approximately three years. During the nine months ended September 30, 2018, 20,178 options were exercised, which had an aggregate intrinsic value of $0.4 million. As of September 30, 2018, 341,344 stock options were exercisable, which had an aggregate intrinsic value of $6.2 million. During the nine months ended September 30, 2018, 4,155 options were forfeited and no options were granted.

Restricted Stock Units (“RSUs”)

The grant date fair value of each RSU equals the market price of the Company’s common stock on its date of grant. Compensation expense is recorded at the grant date fair value, less an estimated forfeiture amount, and is recognized on a straight-line basis over the applicable vesting periods. The Company’s RSUs generally vest over a three year period.

During the three and nine months ended September 30, 2018, the Company recognized expense relating to the RSUs of $0.9 million and $2.5 million, respectively. During the three and nine months ended September 30, 2017, the Company recognized expense relating to the RSUs of $0.6 million and $1.7 million, respectively. As of September 30, 2018, the Company had $5.8 million of unrecognized compensation expense associated with these RSUs, which will be amortized on a straight-line basis over the next 18 months, on a weighted average basis.

As of September 30, 2018, the Company had an aggregate of 386,826 RSUs that had been granted, but had not yet vested. During the nine months ended September 30, 2018, 240,925 RSUs were granted and 4,896 RSUs were forfeited.

During the first nine months of 2018, a total of 62,225 RSUs vested, resulting in the issuance of 62,225 shares. The fair value of these shares was $1.6 million. This total was reduced by shares repurchased to provide payment for certain individuals’ minimum statutory withholding tax. After offsets for withholding taxes, a total of 44,161 shares of common stock were issued. The Company paid $0.5 million to acquire 18,064 vested shares to cover the minimum statutory withholding taxes.

Long-Term Compensation

Amended and Restated CEO Employment Agreement

On July 28, 2014, Mark M. Malcolm, the Company’s former President and Chief Executive Officer, entered into an amended and restated employment agreement (the “Agreement”), by which Mr. Malcolm’s employment was extended through December 31, 2016 (the “Retirement Date”). Mr. Malcolm retired from the Company on the Retirement Date. The Agreement provided for a $3 million transition bonus, for the successful delivery to Tower’s Board of Directors of a comprehensive chief executive officer succession and transition plan, and a $3 million retention bonus. These bonus awards were paid in cash on July 14, 2017, and fall under the guidance of FASB ASC No. 450, Contingencies. The Company has no liability remaining relating to these awards.

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

During the three and nine months ended September 30, 2018, the Company recorded expense related to all performance awards of $1.8 million and $3.6 million, respectively. During the three and nine months ended September 30, 2017, the Company recorded expense related to all performance awards of $0.9 million and $2.2 million, respectively. At September 30, 2018, the Company had a liability of $6 million related to these awards, of which $2.9 million is payable in March 2019 and is presented as other current liabilities in the Condensed Consolidated Balance Sheet, while the remaining $3.1 million is presented as other non-current liabilities in the Condensed Consolidated Balance Sheet.

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

The following is a summary of select data for each of the Company’s reportable segments (in thousands):

	Europe	North America	Total
Three Months Ended September 30, 2018:
Revenues	$146,192	$378,374	$524,566
Adjusted EBITDA	7,583	49,534	57,117
Capital Expenditures	7,268	17,916	25,184
Total Assets (a)	480,288	730,492	1,210,780

Three Months Ended September 30, 2017:
Revenues	$146,559	$315,813	$462,372
Adjusted EBITDA	8,219	40,262	48,481
Capital Expenditures	10,870	21,656	32,526
Total Assets (a)	521,116	745,977	1,267,093

Nine Months Ended September 30, 2018:
Revenues	$491,655	1,152,424	1,644,079
Adjusted EBITDA	26,774	141,671	168,445
Capital Expenditures	40,518	53,247	93,765

Nine Months Ended September 30, 2017:
Revenues	$466,956	982,931	1,449,887
Adjusted EBITDA	33,019	113,952	146,971
Capital Expenditures	23,421	53,266	76,687

(a)As of September 30, 2018 and 2017, total assets include assets held for sale.

Inter-segment sales are not significant for any period presented.

The following is a reconciliation of income before provision for income taxes and income from discontinued operations to Adjusted EBITDA (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Income before provision for income taxes
and income from discontinued operations	$25,673	22,229	74,430	72,207
Restructuring and asset impairment charges, net	491	1,131	2,308	8,379
Depreciation and amortization	20,334	18,321	62,485	54,853
Acquisition costs and other	114	90	415	273
Long-term compensation expense	2,677	1,814	6,071	4,619
Interest expense, net	5,955	5,609	16,103	7,736
Net periodic benefit income	(558)	(713)	(1,675)	(1,671)
Lease expenses (a)	2,431	-	7,332	-
Other expense (b)	-	-	977	575
Adjusted EBITDA	$57,117	$48,481	$168,445	$146,971

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

(b)

Represents costs incurred during the nine months ended September 30, 2018 related to the investigation of an acquisition that did not transpire, and costs incurred during the nine months ended September 30, 2017 to support the refinancing of the Company’s term debt.

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

At September 30, 2018, the carrying value and estimated fair value of the Company’s total debt was $323.9 million and $326.9 million, respectively. At December 31, 2017, the carrying value and estimated fair value of the Company’s total debt was $389.4 million and $392.1 million, respectively. The majority of the Company’s debt at September 30, 2018 and December 31, 2017 was comprised of the Term Loan Credit Facility, which can be traded between financial institutions. Accordingly, this debt has been classified as Level 2. The fair value was determined based upon quoted values. The remainder of the Company’s debt, primarily consisting of foreign subsidiary indebtedness, is asset-backed and is classified as Level 3. As this debt carries variable rates and minimal credit risk, the book value approximates the fair values.

The Company has foreign currency exchange hedges and an interest rate swap that were measured at fair value on a recurring basis at September 30, 2018 and December 31, 2017. These instruments are recorded in other non-current liabilities in the Company’s Condensed Consolidated Balance Sheets and the fair value is measured using Level 2 observable inputs such as foreign currency exchange rates, swap rates, cross currency basis swap spreads and interest rate spreads. At September 30, 2018, the foreign currency exchange hedge (net investment hedge of the Company’s European subsidiaries) and the interest rate swap had liability fair values of $25.1 million and $1.3 million, respectively.

There were no nonrecurring items that occurred during the nine months ended September 30, 2018 that required the re-measurement of fair value.

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

Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. The established liability for environmental matters is based upon management’s best estimates, on an undiscounted basis, of expected investigation/ remediation costs related to environmental contamination. It is possible that actual costs associated with these matters will exceed the environmental reserves established by the Company. Inherent uncertainties exist in the estimates, primarily due to unknown environmental conditions, changing governmental regulations, and legal standards regarding liability and evolving technologies for handling site remediation and restoration. At September 30, 2018 and December 31, 2017, the Company had $1.3 million accrued for environmental matters.

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

Commitments

On September 21, 2018, the Company completed the sale of one of its manufacturing facilities for $14.9 million. Simultaneously, the Company entered into a lease for the same facility for continued use in the Company’s ongoing operations.  The lease agreement is for a term of approximately 15 years. The Company recorded a deferred gain of $5.4 million, as the sale price was in excess of the Company’s net book value, which will be recognized over the lease term.

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

Recent Trends

Production Volumes

During the first nine months of 2018, industry production volumes increased from 2017 in Europe and decreased in North America. According to IHS Automotive (“IHS”), full year industry production in 2018 is projected to increase in Europe by 1% and remain flat in North America.

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

Results of Operations—Three Months Ended September 30, 2018 Compared with the Three Months Ended September 30, 2017

The following table presents production volumes in specified regions, according to the IHS September 2018 issue, for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 (in millions of units produced):

	Europe	North America
Three Months Ended September 30, 2018	4.8	4.1
Three Months Ended September 30, 2017	4.9	4.0
Increase / (Decrease)	(0.1)	0.1
Percentage change	(2.6)%	3.2%

The following table presents select financial information for the three months ended September 30, 2018 and 2017 (in millions):

	Europe		North America		Consolidated
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2018	2017	2018	2017	2018	2017

Revenues	$146.2	$146.6	$378.4	$315.8	$524.6	$462.4
Cost of sales	134.8	133.4	328.1	270.9	462.9	404.3
Gross profit	11.4	13.2	50.3	44.9	61.7	58.1
Selling, general, and administrative expenses	7.5	10.4	22.5	19.3	30.0	29.7
Amortization expense	-	-	0.1	0.1	0.1	0.1
Restructuring and asset impairment charges, net	0.4	0.2	0.1	0.9	0.5	1.1
Operating income	$3.5	$2.6	$27.6	$24.6	31.1	27.2
Interest expense, net					6.0	5.6
Net periodic benefit income					0.6	0.7
Provision for income taxes					4.0	8.0
Income from discontinued operations, net of tax					0.9	0.7
Net income attributable to Tower International, Inc.					$22.6	$14.9

Comparison of Periods – GAAP Analysis of Consolidated Results

Revenues

Total revenues increased during the three months ended September 30, 2018 by $62.2 million, or 13.5%, from the three months ended September 30, 2017, reflecting higher volume ($62.8 million) and favorable pricing ($1.9 million), which is related primarily to higher steel prices, offset partially by unfavorable foreign exchange ($2.5 million).

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

Total gross profit increased by $3.6 million, or 6.2%, from the three months ended September 30, 2017 to the three months ended September 30, 2018,  and our gross profit margin decreased from 12.6% during the 2017 period to 11.8% during the 2018 period. Gross profit was positively impacted by higher volume ($14.5 million) offset partially by higher fixed costs to support new programs ($2.7 million), unfavorable mix ($1.1 million), and unfavorable foreign exchange ($0.6  million excluding the impact on depreciation). All other factors were net unfavorable ($6.5 million). Unfavorable pricing and economics ($10 million),  lease expense related to certain manufacturing equipment ($2.5 million), and higher depreciation ($1.9 million), were offset partially by lower launch costs ($6 million), favorable efficiencies ($0.9 million), and favorable timing of commercial and vendor settlements. The increase in depreciation was due to increased levels of capital spending in 2017 and 2018 and the strengthening of the Euro against the U.S. dollar. The decrease in gross profit margin was attributable primarily to higher steel prices which have an immaterial impact on earnings.

Selling, General, and Administrative Expenses (“SG&A”)

Total SG&A increased $0.3 million, or 1.0%, from the three months ended September 30, 2017.

Restructuring and Asset Impairment Expense

Total restructuring expense decreased $0.6 million from the three months ended September 30, 2017. During the third quarter of 2018, we recorded $0.5 million related primarily to severance charges in Europe to reduce fixed costs. During the third quarter of 2017, we recorded $1.1 million related primarily to severance charges incurred in the North America and Europe segments to reduce corporate overhead.

Net periodic benefit income

Net periodic benefit income decreased $0.1 million from the three months ended September 30, 2017. As discussed in Note 2 to the Condensed Consolidated Financial Statements, we adopted ASU No. 2017-07 on January 1, 2018. The new standard requires that net periodic pension cost and net periodic postretirement benefit cost be reported within net periodic benefit income in the Condensed Consolidated Statement of Operations.

Interest Expense, net

Interest expense, net, increased $0.4 million from the three months ended September 30, 2017, reflecting primarily the acceleration of the amortization of debt issue costs and original issue discount of $1 million in connection with the $50 million payment on the Term Loan Credit Facility, offset by the non-recurrence of non-cash mark-to-market expense of $1 million on our derivative financial instruments in 2017. As discussed in Note 2 to the Condensed Consolidated Financial Statements, we elected to early adopt ASU No. 2017-12 on January 1, 2018; therefore, a portion of the mark-to-market changes will no longer be recorded within interest expense.

Provision for Income Taxes

Income tax expense from continued operations decreased $4 million from the three months ended September 30, 2017. The decrease in tax expense is primarily attributable to the lower U.S. Corporate tax rate that was enacted in December 2017. Our income tax expense and rate varies each period depending on the level and mix of income and losses generated in the various jurisdictions in which we do business. We believe our available net operating loss carryforwards and tax credits coupled with favorable expensing provisions under the new U.S. tax law will enable us to eliminate a material U.S. cash tax liability until at least 2022. For information regarding the Tax Cuts and Jobs Act (the “TCJA”) adopted in December 2017, see “Results of Operations – Nine Months Ended September 30, 2018 Compared with the Nine Months Ended September 30, 2017 – Comparison of Periods – GAAP Analysis of Consolidated Results – Provision for Income Taxes.”

Income from Discontinued Operations

Our Board of Directors has approved a plan to sell our remaining business operations in Brazil and China. At September 30, 2018, the Chinese business operations have been sold and the Brazilian business operation is considered held for sale in accordance with FASB ASC No. 360, Property, Plant, and Equipment, and presented as discontinued operations in the Condensed Consolidated Financial Statements, in accordance with FASB ASC No. 205, Discontinued Operations.  At December 31, 2017, both of the Brazilian and Chinese business operations were held for sale and presented as discontinued operations.

We recorded income from discontinued operations, net of tax, of $0.9 million during the three months ended September 30, 2018, as compared with income of $0.7 million for the three months ended September 30, 2017.

Comparison of Periods—Non-GAAP Analysis of Adjusted EBITDA

A reconciliation of net income attributable to Tower International, Inc. to Adjusted EBITDA for the periods presented is set forth below (in millions):

	Consolidated		Europe		North America
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2018	2017	2018	2017	2018	2017

Net income attributable to Tower International, Inc.	$22.6	$14.9
Interest expense, net	6.0	5.6
Net periodic benefit income	(0.6)	(0.7)
Provision for income taxes	4.0	8.0
Income from discontinued operations, net of tax	(0.9)	(0.7)
Operating income	31.1	27.2	$3.5	$2.6	$27.6	$24.6
Intercompany charges	-	-	(4.1)	(2.0)	4.1	2.0
Restructuring and asset impairments	0.5	1.1	0.4	0.2	0.1	0.9
Depreciation and amortization	20.3	18.3	7.7	7.5	12.6	10.8
Acquisition costs and other	0.1	0.1	0.1	(0.1)	-	0.2
Long-term compensation expense (a)	2.7	1.8	-	-	2.7	1.8
Lease expenses (b)	2.4	-	-	-	2.4	-
Adjusted EBITDA	$57.1	$48.5	$7.6	$8.2	$49.5	$40.3

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

The following table presents revenues (a GAAP measure) and Adjusted EBITDA (a non-GAAP measure) for the three months ended September 30, 2018 and 2017 (in millions), as well as an explanation of variances:

	Europe		North America		Consolidated
		Adjusted		Adjusted		Adjusted
	Revenues	EBITDA(c)	Revenues	EBITDA(c)	Revenues	EBITDA(c)
Three Months Ended September 30, 2018 results	$146.2	$7.6	$378.4	$49.5	$524.6	$57.1
Three Months Ended September 30, 2017 results	146.6	8.2	315.8	40.3	462.4	48.5
Variance	$(0.4)	$(0.6)	$62.6	$9.2	$62.2	$8.6
Variance attributable to:
Volume and mix	$1.9	$(0.1)	$60.9	$10.8	$62.8	$10.7
Foreign exchange	(1.7)	(0.1)	(0.8)	(0.1)	(2.5)	(0.2)
Pricing and economics	(0.6)	(5.6)	2.5	(4.3)	1.9	(9.9)
Efficiencies	-	2.4	-	(1.5)	-	0.9
Selling, general, and administrative
expenses and other items (d)	-	2.8	-	4.3	-	7.1
Total	$(0.4)	$(0.6)	$62.6	$9.2	$62.2	$8.6

(c)	We have presented a reconciliation of net income attributable to Tower International, Inc. to Adjusted EBITDA above.
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

Consolidated Company: Consolidated Adjusted EBITDA increased by $8.6 million, or 17.7%, from the three months ended September 30, 2017,  reflecting higher volume and mix ($10.7 million) offset partially by unfavorable foreign exchange ($0.2 million). Volume and mix consisted of higher volume ($14.5 million) offset partially by higher fixed costs to support new programs ($2.7 million) and unfavorable mix ($1.1 million). All other factors were net unfavorable ($1.9 million). Unfavorable pricing and economics ($9.9 million) were offset partially by favorable SG&A expenses and other items ($7.1 million) and favorable efficiencies ($0.9 million). SG&A expenses and other items reflected primarily lower launch costs ($6 million).

Europe Segment: In our Europe segment, Adjusted EBITDA decreased by $0.6 million, or 7.3%, from the three months ended September 30, 2017, reflecting lower volume and mix ($0.1 million) and unfavorable foreign exchange ($0.1 million). Volume and mix consisted of unfavorable mix ($0.3 million) offset partially by higher volume ($0.2 million). All other factors were net unfavorable ($0.4 million). Unfavorable pricing and economics ($5.6 million), principally product pricing and labor costs, were offset partially by favorable SG&A expenses and other items ($2.8 million) and favorable efficiencies ($2.4 million). SG&A expenses and other items reflected primarily lower launch costs ($3 million).

North America Segment: In our North America segment, Adjusted EBITDA increased by $9.2 million, or 22.8%, from the three months ended September 30, 2017,  reflecting higher volume and mix ($10.8 million) offset partially by unfavorable foreign exchange ($0.1 million). Volume and mix consisted of higher volume ($14.3 million) offset partially by higher fixed costs to support new programs ($2.4 million) and unfavorable mix ($1.1 million). All other factors were net unfavorable ($1.5 million). Unfavorable pricing and economics ($4.3 million),  principally product pricing and labor costs, and unfavorable efficiencies ($1.5 million) were offset partially by favorable SG&A expense and other items ($4.3 million). SG&A expense and other items reflected primarily lower launch costs ($3 million).

Results of Operations—Nine Months Ended September 30, 2018 Compared with the Nine Months Ended September 30, 2017

The following table presents production volumes in specified regions, according to the IHS September 2018 issue, for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 (in millions of units produced):

	Europe	North America
Nine Months Ended September 30, 2018	16.7	12.8
Nine Months Ended September 30, 2017	16.5	13.0
Increase / (Decrease)	0.2	(0.1)
Percentage change	1.0%	(0.9)%

The following table presents select financial information for the nine months ended September 30, 2018 and 2017 (in millions):

	Europe		North America		Consolidated
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017	2018	2017

Revenues	$491.7	$467.0	$1,152.4	$982.9	$1,644.1	$1,449.9
Cost of sales	451.4	420.8	1,007.1	853.7	1,458.5	1,274.5
Gross profit	40.3	46.2	145.3	129.2	185.6	175.4
Selling, general, and administrative expenses	26.8	29.9	66.3	58.0	93.1	87.9
Amortization expense	-	-	0.3	0.3	0.3	0.3
Restructuring and asset impairment charges, net	1.3	0.9	1.0	7.5	2.3	8.4
Operating income	$12.2	$15.4	$77.7	$63.4	89.9	78.8
Interest expense, net					16.1	7.7
Net periodic benefit income					1.7	1.7
Other expense					1.0	0.6
Provision for income taxes					14.6	22.2
Income from discontinued operations, net of tax					2.4	1.6
Noncontrolling interest, net of taxes					-	0.1
Net income attributable to Tower International, Inc.					$62.3	$51.5

Comparison of Periods – GAAP Analysis of Consolidated Results

Revenues

Total revenues increased during the nine months ended September 30, 2018 by $194.2 million, or 13.4%, from the nine months ended September 30, 2017 reflecting higher volume ($134.5 million), favorable foreign exchange ($34.3 million) and favorable pricing ($25.4 million), which is related primarily to higher steel prices.

Gross Profit

Total gross profit increased by $10.2 million, or 5.8%, from the nine months ended September 30, 2017 to the nine months ended September 30, 2018 and our gross profit margin decreased from 12.1% during the 2017 period to 11.3% during the 2018 period. Gross profit was positively impacted by higher volume ($33.4 million) and favorable foreign exchange ($5.2 million, excluding the impact on depreciation), offset partially by higher fixed costs to support new programs ($9.6 million) and unfavorable mix ($1.1 million). All other factors were net unfavorable ($17.7 million). Unfavorable pricing and economics ($23.8 million), higher depreciation ($7.3 million), lease expense related to certain manufacturing equipment ($7.4 million), and higher launch costs ($4.1 million), were offset partially by favorable efficiencies ($13.2 million) and favorable timing of commercial and vendor settlements. The increase in depreciation was due to increased levels of capital spending in 2017 and 2018 and the strengthening of the Euro against the U.S. dollar. The decrease in gross profit margin was attributable primarily to higher steel prices which have an immaterial impact on earnings.

Selling, General, and Administrative Expense

Total SG&A increased $5.2 million, or 5.9%, from the nine months ended September 30, 2017,  reflecting primarily higher compensation expense and the strengthening of the Euro against the U.S. dollar.

Restructuring and Asset Impairment Expense

Total restructuring expense decreased $6.1 million from the nine months ended September 30, 2017. During the nine months ended September 30, 2018, we recorded $2.3 million related primarily to severance charges in North America and Europe to reduce fixed costs and the adjustment of a liability related to closed plants. During the nine months ended September 30, 2017, we recorded $8.4 million related primarily to severance charges incurred in the North America and Europe segments to reduce corporate overhead.

Interest Expense, net

Interest expense, net, increased $8.4 million from the nine months ended September 30, 2017,  reflecting primarily the non-recurrence of non-cash mark-to-market income of $5.8 million on our derivative financial instruments in 2017, the acceleration of the amortization of debt issue costs and original issue discount of $1 million in connection with the $50 million payment on the Term Loan Credit Facility, and $0.8 million of expense related to the recognition of amounts previously recorded to AOCI due to the amendment of our derivatives in August 2017. As discussed in Note 2 to the Condensed Consolidated Financial Statements, we elected to early adopt ASU No. 2017-12 on January 1, 2018; therefore, a portion of the mark-to-market changes will no longer be recorded within interest expense.

Net periodic benefit income

Net periodic benefit income remained consistent from the nine months ended September 30, 2017. As discussed in Note 2 to the Condensed Consolidated Financial Statements, we adopted ASU No. 2017-07 on January 1, 2018. The new standard requires that net periodic pension cost and net periodic postretirement benefit cost be reported within net periodic benefit income in the Condensed Consolidated Statement of Operations.

Other Expense

Other expense increased $0.4 million from the nine months ended September 30, 2017, reflecting $1 million in costs incurred during the nine month period ended September 30, 2018 to support the investigation of a potential acquisition that did not transpire. Costs of $0.6 million were incurred during the nine month period ended September 30, 2017 to support the refinancing of the Company’s long-term debt.

Provision for Income Taxes

Income tax expense from continued operations decreased $7.6 million from the nine months ended September 30, 2017. The decrease in tax expense is primarily attributable to the lower U.S. Corporate tax rate that was enacted in December 2017. Our income tax expense and rate varies each period depending on the level and mix of income and losses generated in the various jurisdictions in which we do business. We believe our available net operating loss carryforwards and tax credits coupled with favorable expensing provisions under the new U.S. tax law will enable us to eliminate a material U.S. cash tax liability until at least 2022.

On December 22, 2017, the TCJA was enacted into federal law. The new law includes significant changes to the U.S. corporate income tax system. Among other items, the TCJA lowers the corporate income tax rate from 35% to 21% and creates a new modified territorial tax system exempting foreign profits from U.S. taxation with some exceptions. It also requires a one-time deemed repatriation of accumulated foreign earnings for the year ended December 31, 2017. To determine the amount of the deemed repatriation and any associated repatriation tax, we must determine, in addition to other factors, the amount of post-1986 profits or losses of each foreign subsidiary, as well as the amount of foreign income taxes paid on such profits or losses. We have filed our 2017 federal income tax return and have determined that no transition tax inclusion is necessary. Based on current law and guidelines issued by the Internal Revenue Service,  we do not believe a measurement-period adjustment related to this item is required.

Income from Discontinued Operations

As noted above, our Board of Directors has approved a plan to sell our remaining business operations in Brazil and China. At September 30, 2018, the Chinese business operations have been sold and the Brazilian business operation is considered held for sale in accordance with FASB ASC No. 360, Property, Plant, and Equipment, and presented as discontinued operations in the Condensed Consolidated Financial Statements,

in accordance with FASB ASC No. 205, Discontinued Operations.  At December 31, 2017, both of the Brazilian and Chinese business operations were held for sale and presented as discontinued operations.

We recorded income from discontinued operations, net of tax, of $2.4 million during the nine months ended September 30, 2018, as compared with income of $1.6 million for the nine months ended September 30, 2017.

Comparison of Periods—Non-GAAP Analysis of Adjusted EBITDA

A reconciliation of net income attributable to Tower International, Inc. to Adjusted EBITDA for the periods presented is set forth below (in millions):

	Consolidated		Europe		North America
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017	2018	2017

Net income attributable to Tower International, Inc.	$62.3	$51.5
Interest expense, net	16.1	7.7
Net periodic benefit income	(1.7)	(1.7)
Other expense	1.0	0.6
Provision for income taxes	14.6	22.2
Income from discontinued operations, net of tax	(2.4)	(1.6)
Noncontrolling interest, net of taxes	-	0.1
Operating income	89.9	78.8	$12.2	$15.4	$77.7	$63.4
Intercompany charges	-	-	(10.6)	(5.9)	10.6	5.9
Restructuring and asset impairments	2.3	8.4	1.3	0.9	1.0	7.5
Depreciation and amortization	62.5	54.8	23.1	22.0	39.4	32.8
Acquisition costs and other	0.4	0.4	0.4	0.1	-	0.3
Long-term compensation expense (a)	6.1	4.6	0.4	0.5	5.7	4.1
Lease expenses (b)	7.3	-	-	-	7.3	-
Adjusted EBITDA	$168.5	$147.0	$26.8	$33.0	$141.7	$114.0

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

The following table presents revenues (a GAAP measure) and Adjusted EBITDA (a non-GAAP measure) for the nine months ended September 30, 2018 and 2017 (in millions), as well as an explanation of variances:

	Europe		North America		Consolidated
		Adjusted		Adjusted		Adjusted
	Revenues	EBITDA(c)	Revenues	EBITDA(c)	Revenues	EBITDA(c)
Nine Months Ended September 30, 2018 results	$491.7	$26.8	$1,152.4	$141.7	$1,644.1	$168.5
Nine Months Ended September 30, 2017 results	467.0	33.0	982.9	114.0	1,449.9	147.0
Variance	$24.7	$(6.2)	$169.5	$27.7	$194.2	$21.5
Variance attributable to:
Volume and mix	$(30.1)	$(3.2)	$164.6	$25.9	$134.5	$22.7
Foreign exchange	34.7	2.9	(0.4)	(0.2)	34.3	2.7
Pricing and economics	20.1	(13.9)	5.3	(11.3)	25.4	(25.2)
Efficiencies	-	5.8	-	7.4	-	13.2
Selling, general, and administrative
expenses and other items (d)	-	2.2	-	5.9	-	8.1
Total	$24.7	$(6.2)	$169.5	$27.7	$194.2	$21.5

(c)	We have presented a reconciliation of net income attributable to Tower International, Inc. to Adjusted EBITDA above.
(d)

When we refer to “selling, general, and administrative expenses and other items”, the “other items” refer to (i) savings which we generate after implementing restructuring actions, (ii) the costs associated with launching new products, and (iii) one-time items which may include reimbursement of costs.

Adjusted EBITDA

Consolidated Company: Consolidated Adjusted EBITDA increased by $21.5 million, or 14.6%, from the nine months ended September 30, 2017,  reflecting higher volume and mix ($22.7 million) and favorable foreign exchange ($2.7 million). Volume and mix consisted of higher volume ($33.4 million) offset partially by higher fixed costs to support new programs ($9.6 million) and unfavorable mix ($1.1 million). All other factors were net unfavorable ($3.8 million). Unfavorable pricing and economics ($25.2 million) were offset partially by favorable efficiencies ($13.2 million) and favorable SG&A expenses and other items ($8.1 million). SG&A expenses and other items reflected primarily favorable commercial and vendor settlements offset partially by higher launch costs ($4.1 million).

Europe Segment: In our Europe segment, Adjusted EBITDA decreased by $6.2 million, or 18.8%, from the nine months ended September 30, 2017,  reflecting lower volume and mix ($3.2 million) offset partially by favorable foreign exchange ($2.9 million). Volume and mix consisted of lower volume ($6 million) and higher fixed costs to support new programs ($1 million), offset partially by favorable mix ($3.8 million). All other factors were net unfavorable ($5.8 million). Unfavorable pricing and economics ($13.9 million), principally product pricing and labor costs, were offset partially by favorable efficiencies ($5.8 million) and favorable SG&A expenses and other items ($2.2 million). SG&A expenses and other items reflected primarily lower launch costs ($2 million).

North America Segment: In our North America segment, Adjusted EBITDA increased by $27.7 million, or 24.3%, from the nine months ended September 30, 2017,  reflecting higher volume and mix ($25.9 million) offset partially by unfavorable foreign exchange ($0.2 million). Volume and mix consisted of higher volume ($39.4 million) offset partially by higher fixed costs to support new programs ($8.6 million) and unfavorable mix ($4.9 million). All other factors were net favorable ($2 million). Favorable efficiencies ($7.4 million) and favorable SG&A expense and other items ($5.9 million) were offset partially by unfavorable pricing and economics ($11.3 million), principally product pricing and labor costs. SG&A expense and other items reflected primarily favorable commercial and vendor settlements offset partially by higher launch costs ($6.1 million).

Restructuring

The following table sets forth our net restructuring and asset impairment charges by type for the periods presented (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Employee termination costs	$0.5	$0.7	$2.2	$7.6
Other exit costs	-	0.4	0.1	0.8
Total restructuring charges, net	$0.5	$1.1	$2.3	$8.4

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

The charges incurred during the three and nine months ended September 30, 2018 related to severance charges to reduce fixed costs and ongoing maintenance expense of facilities closed as a result of prior actions. During the second quarter of 2018, we amended certain lease agreements in the U.S. related to closed facilities which resulted in a $0.3 million adjustment to the liability previously recorded. As a result of these amendments, we will no longer record material restructuring expense related to closed facilities.

We expect to continue to incur additional restructuring expense in 2018 related primarily to previously announced restructuring actions; however, we do not anticipate any additional expense that will be significant, with respect to previously announced actions. We may engage in new actions if business conditions warrant further actions.

Liquidity and Capital Resources

General

We generally expect to fund expenditures for operations, administrative expenses, capital expenditures, dividend payments, and debt service obligations with internally generated funds from operations and we generally expect to satisfy working capital needs from time-to-time with borrowings under our revolving credit facility or cash on hand. As of September 30, 2018, we had available liquidity of $290.3 million, which we believe is adequate to fund our working capital requirements for at least the next twelve months. We believe that we will be able to meet our debt service obligations and fund operating requirements for at least the next twelve months with cash flow from operations, cash on hand, potential operating lease arrangements, and borrowings under our revolving credit facility.

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

Cash Flows and Working Capital

The following table shows the components of our cash flows from continuing operations for the periods presented (in millions):

	Nine Months Ended September 30,
	2018	2017
Net cash provided by / (used in):
Operating activities	$75.6	$35.9
Investing activities	(74.6)	(60.7)
Financing activities	(76.4)	0.9

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $75.6 million during the nine months ended September 30, 2018, compared to $35.9 million generated during the nine months ended September 30, 2017. The $39.7 million increase of cash generated was attributable primarily to higher earnings and favorable net tooling position.

Net Cash Used in Investing Activities

Net cash utilized in investing activities was $74.6 million during the nine months ended September 30, 2018, compared to $60.7 million during the nine months ended September 30, 2017. The $13.9 million increase in cash utilized was attributable primarily to higher capital expenditures for new programs and lower proceeds received from the sale of our Chinese joint ventures in the second quarter of 2018 compared to 2017, offset partially by the net proceeds received for the sale-leaseback of one of our manufacturing facilities.

Net Cash Used in Financing Activities

Net cash utilized from financing activities was $76.4 million during the nine months ended September 30, 2018, compared to $0.9 million generated during the nine months ended September 30, 2017. This $77.3 million change of cash utilized was attributable primarily to the $50 million repayment of our Term Loan Credit Facility and lower borrowings on our other debt instruments in 2018.

Working Capital

We manage our working capital by monitoring key metrics principally associated with inventory, accounts receivable, and accounts payable. Our quarterly average inventory days on hand increased to 19 days during the third quarter of 2018 from 17 days during the fourth quarter of 2017 and our inventory levels increased from $78.7 million at December 31, 2017 to $93.7 million at September 30, 2018, primarily due to the ramp up of production on recently awarded business.

Our accounts receivable balance increased from $239.3 million as of December 31, 2017 to $281 million as of September 30, 2018. The increase reflects higher trade accounts receivable due to the ramp up of production, the timing of customer payments consistent with normal seasonality, and increased accounts receivable related to customer-owned tooling.

Our accounts payable balance decreased from $323.3 million as of December 31, 2017 to $303 million as of September 30, 2018.  The change reflects primarily the increase of trade accounts payable, resulting from the matching of terms with our customers and vendors, which was more than offset by a decrease due to the timing of payments related to capital expenditures and customer-owned tooling.

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

Our working capital is also impacted by our net position in regard to tooling owned by our customers. Tooling costs represent costs incurred by us in the development of new tooling used in the manufacture of our products. Generally, when a customer awards a contract to us, the customer agrees to reimburse us for certain of our tooling costs. As the tooling is developed, we experience cash outflows because we bear the costs and we typically do not receive reimbursement from our customers until the manufacture of the particular program commences. This timing delay causes our working capital to fluctuate between periods due to the timing of the cash inflows and outflows. We define our net tooling position as tooling in progress (see Note 6) plus accounts receivable related to tooling less accounts payable related to tooling. During the nine months of 2018 our net tooling position increased by $1.7 million from $35.6 million at December 31, 2017 to $37.3 million at September 30, 2018.

On September 30, 2018 and December 31, 2017 we had  working capital balances (excluding discontinued operations held for sale) of $22.9 million and $41 million, respectively.

Sources and Uses of Liquidity

Our available liquidity at September 30, 2018 was $290.3 million, which consisted of $47.7 million of cash on hand, and unutilized borrowing availability under our U.S. and foreign credit facilities of $191.8 million and $50.8 million, respectively. A portion of our cash balance is located at foreign subsidiaries and is presently being used to fund operations at and investment in those locations. As of December 31, 2017 we had available liquidity of $369.7 million.

As of September 30, 2018, we had short-term debt of $23.1 million, of which $19.5 million related to receivables factoring in Europe and $3.6 million related to current maturities of our Term Loan Credit Facility. The receivables factoring in Europe consists of uncommitted demand facilities, which are subject to termination at the discretion of the banks, although we have not experienced any terminations by the banks. We believe that we will be able to continue the receivables factoring in Europe.

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

Pursuant to the Board of Directors’ declaration on October 16, 2015, the Company commenced payment of a quarterly dividend of $0.10 per common share. This dividend was raised to $0.11 per common share on October 21, 2016 and to $0.12 per common share on October 20, 2017. During the three and nine months ended September 30, 2018, the Company paid dividends of $2.5 million and $7.4 million, respectively.

As noted above, on June 17, 2016, the Company announced its Board of Directors’ authorization to repurchase up to $100 million of the Company’s issued and outstanding common stock from time to time in the open market, or in privately negotiated transactions. As of September 30, 2018, 829,648 shares have been purchased under the Repurchase Program at an aggregate cost of $18.9 million with no additional shares being purchased under that program during the nine months ended September 30, 2018.

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

	Nine Months Ended September 30,
	2018	2017
Net cash provided by continuing operating activities	$75.6	$35.9
Cash disbursed for purchases of property, plant, and equipment, net	(93.8)	(76.7)
Free cash flow (1)	$(18.2)	$(40.8)

(1)Net cash disbursed for customer-owned tooling is included in free cash flow. Net cash disbursed for customer-owned tooling during the nine months ended September 30, 2018 was $1.7 million compared to net cash disbursed of $21 million for customer-owned tooling during the nine months ended September 30, 2017.

Free cash flow was negative $18.2 million during the nine months ended September 30, 2018, compared to negative $40.8 million during the nine months ended September 30, 2017.  The improvement reflected favorable working capital, related primarily to the timing of payments for customer-owned tooling, and higher Adjusted EBITDA, offset partially by higher capital expenditures.

Debt

As of September 30, 2018, we had outstanding indebtedness, excluding capital lease obligations and net of debt issue cost, of approximately $317.4 million, which consisted of the following:

.9
	•	$304.3 million (net of a $1.7 million original issue discount) indebtedness outstanding under our Term Loan Credit Facility
	•	$0 million indebtedness outstanding under our Amended Credit Revolving Facility
	•	$19.5 million of foreign subsidiary indebtedness
	•	Less $6.4 million of debt issue costs netted against our indebtedness

On July 27, 2018, we made a $50 million voluntary repayment on the Term Loan Credit Facility, which is reflected in the amounts set forth above.

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

The Fourth Amended Revolving Credit Facility Agreement amended and restated, in its entirety, the Third Amended Revolving Credit Facility Agreement, dated as of September 17, 2014, by and among the Borrower, its domestic affiliate and domestic subsidiary guarantors named therein, and the lenders party thereto, and the Agent. The Fourth Amended Revolving Credit Facility Agreement provides for a cash flow revolving credit facility (the “Amended Revolving Credit Facility”) in the aggregate amount of up to $200 million. The Fourth Amended Revolving Credit Facility Agreement also provides for the issuance of letters of credit in an aggregate amount not to exceed $30 million, provided that the total amount of credit (inclusive of revolving loans and letters of credit) extended under the Fourth Amended Revolving Credit Facility Agreement is subject to an overall cap, on any date, of $200 million. We may request the issuance of Letters of Credit denominated in Dollars or Euros. As of September 30, 2018,  we had no borrowings outstanding under our Amended Revolving Credit Facility and $8.2 million of letters of credit outstanding under the Fourth Amended Revolving Credit Facility Agreement. Thus, we could have borrowed an additional $191.8 million under the Fourth Amended Revolving Credit Facility Agreement as of September 30, 2018, calculated as follows (in millions):

Total Revolving Credit Commitment	$200.0
Borrowings on Amended Revolving Credit Facility	-
Letter of credit outstanding	(8.2)
Availability on Fourth Amended Revolving Credit Facility Agreement	$191.8

Advances under the Amended Revolving Credit Facility bear interest at an alternate base rate plus a base rate margin or LIBOR plus a Eurodollar margin. The applicable margins are determined by the Company’s Total Net Leverage Ratio (as defined in the Fourth Amended Revolving Credit Facility Agreement). As of September 30, 2018,  the applicable margins were 1.25% per annum and 2.25% per annum for base rate and LIBOR based borrowings, respectively. Borrowings outstanding under our Amended Revolving Credit Facility may vary significantly from time to time, depending on our cash needs at any given time. Our Amended Revolving Credit Facility matures on March 7, 2022.

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

As of September 30, 2018, we were in compliance with the financial covenants that govern our credit agreements.

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

On September 21, 2018, we completed the sale of one of our manufacturing facilities for $14.9 million. Simultaneously, we entered into a lease for the same facility for continued use in our ongoing operations. The lease agreement is for a term of approximately 15 years. We recorded a deferred gain of $5.4 million, as the sale price was in excess of our net book value, which will be recognized over the lease term.

Beginning in 2019, FASB ASC No. 842, Leases, will change the financial reporting for leases. Certain of our manufacturing equipment leases currently classified as operating leases will be considered financing leases under the new standard which will require us to record the right of use asset as additional property, plant, and equipment and the associated liability as lease debt. As of September 30, 2018 and December 31, 2017, the associated liability from these leases would have been approximately $143 million and $72 million, respectively.

In addition, we have numerous real estate and equipment leases currently classified as operating that we believe will continue to be classified as operating under the new standard. We expect that the right of use assets and liabilities associated with these leases will be material, but have not yet quantified the total balance sheet impact for these leases.

Off-Balance Sheet Obligations

In addition to the operating leases described above, our off-balance sheet obligations consist of obligations under our Fourth Amended Revolving Credit Facility. As of September 30, 2018, letters of credit outstanding were $8.2 million under the Fourth Amended Revolving Credit Facility.

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

	As of September 30, 2018	As of December 31, 2017
Total debt, including capital leases and net of debt issue costs	$317.4	$386.8
Less: Cash and cash equivalents	(47.7)	(123.7)
Net debt	$269.7	$263.1

As of September 30, 2018, our net debt was $269.7 million, compared to $263.1 million as of December 31, 2017. The $6.6 million change reflects primarily negative free cash flow for the period, offset partially by the cash received from the sale-leaseback of one of our manufacturing facilities.

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

Interest Rate Risk

At September 30, 2018, we had total debt, excluding capital leases, of $317.4 million (net of a $1.7 million discount and $6.4 million of debt issue costs), consisting of variable rate debt of $131.3 million (41%) and fixed rate debt of $186.1 million (59%), after taking into account our $186.1 million variable rate to fixed rate swap. Assuming no changes in the monthly average variable rate debt levels of $174.1 million for the nine months ended September 30, 2018, we estimate that a hypothetical change of 100 basis points in the LIBOR and alternative base rate would not have a significant impact on interest expense due to the LIBOR floor in our Term Loan.

In addition, we have certain manufacturing equipment leases currently classified as operating leases that will be considered financing leases upon adoption of FASB ASC No. 842, Leases. As of September 30, 2018, the associated lease debt from these leases would have been approximately $143 million. Including this amount, our fixed rate debt would have been approximately 72% and our variable rate debt would have been approximately 28%.

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

Our strategy for managing currency risk relies primarily upon conducting business in a foreign country in that country’s currency. We may, from time to time, also participate in hedging programs intended to reduce our exposure to currency fluctuations. We believe that the effect of a 100 basis point movement in foreign currency rates against the U.S. dollar would not have materially impacted the results of our operations, our cash flows, or our stockholders’ equity for the nine months ended September 30, 2018.

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

Item 4. Controls  and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), management, with the participation of the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2018. Based upon that evaluation, the CEO and the CFO have concluded that, as of September 30, 2018, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting that occurred during the quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1A. Risk Factors.

There have been no material changes in our risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities

The following table presents information regarding shares of our common stock repurchased during each month in the quarter ended September 30, 2018.

			Total Number of
			Shares (or Units)	Dollar Value of
		Weighted	Purchased as Part	Shares that May
	Total Number of	Average Price	of Publicly	Yet Be Purchased
	Shares (or Units)	Paid per Share	Announced Plan	Under Plan or
Period	Purchased	(or Unit)	or Program	Program (1)
July 1 to July 31, 2018	-	$-	-	$81,056,732
August 1 to August 31, 2018	-	$-	-	$81,056,732
September 1 to September 30, 2018	-	$-	-	$81,056,732
Total	-	$-	-

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

Tower International, Inc.

Date: October 29, 2018	/s/ Jeffrey Kersten
Jeffrey Kersten
Chief Financial Officer