Form 10-K
period 2018-12-31
Tower International, Inc.
filed 2019-02-27
CIK 1485469

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2018	Commission file number: 001-34903
TOWER INTERNATIONAL, INC.
(Exact name of Registrant as specified in its charter)
Delaware	27-3679414
(State of Incorporation)	(IRS Employer Identification Number)
17672 Laurel Park Drive North, Suite 400 E Livonia, Michigan (Address of Principal Executive Offices)	48152 (Zip Code)
Registrant’s telephone number, including area code: (248) 675-6000
Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, par value $.01 per share	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15d of the Act. Yes ☐ No ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of  “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the common stock held by non-affiliates of the registrant, computed by reference to the closing price of the common stock as of the closing of trading on June 30, 2018, was approximately $625,903,277.
There were 20,611,952 shares of the registrant’s common stock outstanding at February 19, 2019.
DOCUMENTS INCORPORATED BY REFERENCE
Certain portions, as expressly described in this report, of the Registrant’s Proxy Statement for the 2019 Annual Meeting of Stockholders are incorporated by reference into Part III.

TOWER INTERNATIONAL, INC. — FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018
Exhibit Index
EX-10.66
EX-10.67
EX-10.70
EX-10.71
EX-10.72
EX-10.73
EX-10.74
EX-21.1
EX-23.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101.INS
EX-101.SCH
EX-101.CAL
EX-101.DEF
EX-101.LAB
EX-101.PRE
i

PART I
Item 1.   Business
Our Company
We are a leading manufacturer of engineered automotive structural metal components and assemblies primarily serving original equipment manufacturers (“OEMs”). We offer our automotive customers a broad product portfolio, supplying body-structure stampings, frame and other chassis structures, and complex welded assemblies for small and large cars, crossovers, pickups, and sport utility vehicles.
After giving effect to the pending sale of our European operations and the retention of our Brazilian operations, (see “Our History and Corporate Structure — Europe Discontinued Operations”), our products are manufactured at 14 facilities, strategically located near our customers in the United States, Mexico, and Brazil. We support our manufacturing operations through five engineering and sales locations around the world. We are a disciplined, process-driven company with an experienced management team that has a history of implementing sustainable operational improvements. For the year ended December 31, 2018, in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”), we generated revenues of  $1.6 billion and net income attributable to Tower International, Inc. (the “Company”) of  $48.9 million. In addition, we had Adjusted EBITDA of  $177.7 million and an Adjusted EBITDA margin of 11.3% for the year ended December 31, 2018. (Item 7 of this Annual Report includes a discussion of Adjusted EBITDA as a non-GAAP measure).
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
Europe Discontinued Operations
During the fourth quarter of 2018, our subsidiaries Tower Automotive Holdings III Cooperatie U.A. and Tower Automotive Holdings USA, LLC entered into a Memorandum of Understanding and Stock Purchase Agreement with Financière SNOP Dunois S.A. (the “Purchaser”). Pursuant to these agreements, the Purchaser will acquire all of the stock of TA Holdings Europe B.V., our indirect wholly owned subsidiary, and an intercompany loan, for a purchase price of  €255 million on a cash free, debt free basis, subject to working capital and other customary adjustments and a reduction to the extent that capital expenditures for our European operations for calendar year 2018 were less than €45 million. Approval of the transaction is subject to (i) the approval of the European Commission and (ii) the absence of a material breach in any of the seller parties’ fundamental representations (e.g., title, authority and absence of insolvency). On February 13, 2019, we obtained the required approvals from the European Commission. During the first quarter of 2019, we expect to consummate the transaction and receive net sale proceeds of approximately $250 million after payment of transaction costs and the repayment of our cross currency swap.

Our European operations are considered held for sale in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 360, Property, Plant, and Equipment, and have been presented as discontinued operations in our Consolidated Financial Statements in accordance with FASB ASC No. 205, Discontinued Operations. The anticipated purchase price less expected transaction related costs is less than the carrying value as of December 31, 2018; therefore, we recorded a fair value adjustment of  $44 million during the fourth quarter of 2018. Included in the fair value adjustment is the required recognition of the cumulative translation adjustment that will be reclassified to earnings. During the year ended December 31, 2018, our European operations had revenues of  $650.3 million.
Brazil Operations
During the second quarter of 2016, our Board of Directors approved a plan to sell our remaining business operations in Brazil, at which time we recorded a $15 million impairment charge upon classifying our Brazilian operations as held for sale. In prior filings, the Brazilian operations have been presented as discontinued operations in our Consolidated Financial Statements, in accordance with FASB ASC No. 205, Discontinued Operations. During the year ended December 31, 2018, our Brazilian operations had revenues of  $53 million.
During the fourth quarter of 2018, we reclassified the Brazilian operations as held and used; therefore, the Brazilian operations are no longer presented as discontinued operations in accordance with FASB ASC No. 360, Property, Plant, and Equipment.
Sale of China Joint Ventures
In October of 2016, we entered into an agreement to sell our joint venture in Wuhu, China: Tower Automotive Company, Ltd. (“Wuhu”). The sale agreement provided for the purchase of our equity in the joint venture for approximately $21 million, net of tax. We received proceeds of  $4.5 million in the fourth quarter of 2016. On May 9, 2017, we completed the sale of our equity interest in Wuhu. During the second quarter of 2017, we received total net proceeds of  $15.9 million related to the sale, which resulted in a total sales price that was less than the carrying value of the net assets of Wuhu. In addition, we incurred certain transaction related costs; therefore, a net loss of  $2.6 million was recorded in the second quarter of 2017.
Also, in October of 2016, we entered into an agreement to sell our joint venture in Ningbo, China: Tower DIT Automotive Products Co., Ltd. (“Ningbo”). The sale agreement provided for the purchase of our equity in the joint venture for approximately $4 million, net of tax. We completed the sale of Ningbo during the second quarter of 2018 and received proceeds of  $4.3 million, net of tax.
Wuhu and Ningbo have been presented as discontinued operations in our Consolidated Financial Statements, in accordance with FASB ASC No. 205, Discontinued Operations.
Our Industry
We believe OEMs produce a majority of their structural metal components and assemblies internally. While OEM policies differ and may be especially impacted by their own capacity utilization, the capital expenditures associated with internal production of the types of parts and assemblies Tower manufactures can be substantial. As fuel efficiency and emissions regulations tighten globally, the continued lightweighting and electrification of vehicles is expected. Due to the capital investment and fixed cost requirements for the OEMs related to these trends, as well as the evolution toward autonomous vehicles, we believe that longer term, OEMs will outsource a greater proportion of their stamping requirements and we may benefit from this shift. We also believe that our products are relatively agnostic to vehicle autonomy because the stampings and assemblies we produce are critical to the structural integrity of a vehicle and not dependent upon the powertrain or how vehicles are driven. In addition, we believe OEMs will increasingly favor larger, more capable, financially strong regional suppliers. Given our manufacturing, engineering, and operational program management capabilities, we believe we are particularly well-positioned to take advantage of these potential opportunities.

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
We believe Tower is positioned for organic growth well above industry from 2019 through at least 2020 as a result of major new business awards primarily in North America that are anticipated to provide approximately $250 million of annual ongoing net revenue. We also believe there can be future upside growth opportunities from accretive acquisitions. Our projections regarding future performance constitute forward-looking statements. For information regarding the risks associated with forward looking statements, see “Disclosure Regarding Forward-Looking Statements.”
Achieve and Maintain Appropriate Leverage
Achieving and maintaining net debt leverage (defined as total debt less cash and cash equivalents divided by annual Adjusted EBITDA) at our target of 1 times Adjusted EBITDA is an important business priority for optimizing cost of capital and maintaining appropriate financial strength. As of December 31, 2018, our net debt was $230.5 million, representing net debt leverage of 1.3 times, before application of the expected net proceeds from the sale of our European operations. (Item 7 of this Annual Report includes a discussion of net debt as a non-GAAP measure).
During the last two years, we have entered into operating leases to fund a portion of the capital expenditures necessary to achieve growth above industry average. We believe that these operating leases provide a diversified capital source for financing capital expenditures at competitive rates. These leasing arrangements bear a weighted average fixed interest rate of 5.6%. As of December 31, 2018, the effective interest rate on our Term Loan Credit Facility (the “Term Loan”) was 5.2%.

Beginning in 2019, FASB ASC No. 842, Leases, will change the financial reporting for leases. Certain of our manufacturing equipment leases currently classified as operating leases will be considered financing leases under the new standard. As a result, we will be required to record a right-of-use (“ROU”) asset as additional property, plant, and equipment and the associated liability as lease debt.
As of December 31, 2018 and 2017, the associated liability from these leases would have been approximately $157 million and $72 million, respectively. Including our net debt of  $230.5 million, our pro-forma net debt leverage including these leases would have been 2.2 times as of December 31, 2018, but would have been reduced to approximately 1.1 times including the expected net proceeds from the sale of our European operations.
In addition, we have numerous real estate and equipment leases currently classified as operating that we believe will continue to be classified as operating under the new standard. We estimate that the ROU assets and lease liabilities associated with these leases will be approximately $100 million, and is estimated to increase approximately $10 million during the first quarter of 2019 upon the extension of certain leases of production facilities.
Return Capital to Shareholders
With our long-term leverage target in sight, we have begun returning capital to shareholders. In the fourth quarter of 2018, we raised our regular quarterly dividend per common share for the third consecutive year. In addition, on June 17, 2016, we announced our Board of Directors’ authorization to repurchase up to $100 million of our issued and outstanding common stock from time to time in the open market, or in privately negotiated transactions (the “Repurchase Program”). As of December 31, 2018, we have returned approximately $50 million to shareholders, on a cumulative basis, including dividend payments and shares repurchased under the Repurchase Program.
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
Composition of Revenues
Customers
The following table summarizes our customer mix as a percent of revenues for the year ended December 31, 2018 (excluding revenues from discontinued operations).
Customer
Ford	47%
Fiat – Chrysler	22%
Nissan	12%
Toyota	8%
BMW	5%
Volkswagen Group	2%
Honda	2%
Other	2%
Total	100%

Platforms
We believe we are well positioned in the North American market due to the continued shift away from passenger cars to light trucks (which includes SUVs, Pickups, Vans, and MPVs). Our percentage of revenue related to passenger cars only represents 12% of our 2018 revenue. In addition, based on 2018 production volumes, we supply products for approximately 75% of the top 20 platforms in the North American market. The following table summarizes our vehicle platform mix as a percent of revenues for the year ended December 31, 2018 (excluding revenues from discontinued operations).
Vehicle Platform
SUV	53%
Pickup	27%
Van	4%
MPV	2%
Light trucks	86%
Large Car	7%
Small Car	5%
All Other	2%
Total	100%

IHS Automotive® (“IHS”) Global Sales Sub-Segment and Global Production Segment include the following references:
•
“SUV” refers to Global Sales Sub-Segment “SUV” (sport-utility vehicles);

•
“Pickup” refers to Global Sales Sub-Segment “PUP” (pickup trucks);

•
“Large car” refers to Global Sales Sub-Segment and Global Production Segment (D-E Segment);

•
“Small car” refers to Global Sales Sub-Segment and Global Production Segment (A-C Segment);

•
“Van” refers to Global Sales Sub-Segment “Van”;

•
“MPV” refers to Global Sales Sub-Segment “MPV” (multi-purpose vehicles); and

•
“All Other” refers to Heavy truck, Non-Auto (Racks), Offload, Service, and Other (primarily Tier 2)

The reports prepared by IHS referred to in this Annual Report are subscription-based. All references in this report to historical industry production volumes, projections, estimates, or other data attributable to IHS, are based on data available from the IHS January 2019 forecast.
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
Product mix
The following table summarizes our product group mix as a percent of revenues for the year ended December 31, 2018 (excluding revenues from discontinued operations):
Product Group
Body structures and assemblies	47%
Chassis and lower vehicle structures	36%
Complex body-in-white assemblies	17%
Total	100%

The following table presents the major vehicle models for which we supply products:
OEM	Models	Product Type
North America
Ford	Econoline	Frame Assembly
	Explorer	Complex Assembly
	Expedition/Navigator	Body Structures
	F-Series	Frame Assembly/Body Structures
	Taurus/MKS	Complex Assembly
	Escape	Body Structures & Complex Assembly
Chrysler	Caravan	Body Structures
	Grand Cherokee/Durango	Body Structures
	Wrangler	Frame Assembly
	Cherokee	Body Structures
	Ram Pickup	Body Structures
Nissan	Frontier	Body Structures & Frame Assembly
	NV Series	Frame Assembly
	Titan	Frame Assembly
	Altima	Body Structures
Toyota	Camry	Body Structures
	Corolla	Body Structures
	Tacoma	Body Structures
	Tundra	Body Structures
BMW	X3	Body Structures & Complex Assembly
	X4	Body Structures & Complex Assembly
	X5	Body Structures & Complex Assembly
	X6	Body Structures & Complex Assembly
Brazil
VW	Gol	Body Structures
	Saveiro	Body Structures
	Fox	Body Structures
	Up!	Body Structures
Honda	Fit	Body Structures
	Vezel	Body Structures
	Civic	Body Structures
	City	Body Structures
PSA	Picasso	Body Structures
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

We feed stampings into assembly operations that produce complex assemblies through the combination of multiple parts that are welded or fastened together. Our assembly operations are performed either on dedicated, high-volume welding/fastening machines or on flexible, cell-oriented robotic lines. The assembly machines attach additional parts, fixtures, or stampings to the original metal stampings. In addition to standard production capabilities, our assembly machines are also able to perform various statistical control functions and identify improper welds and attachments.
Our products use various grades and thicknesses of steel and aluminum, including high-strength, hot- andcold-rolled, galvanized, organically coated, stainless, and aluminized steel. Although changing steel prices affect our results, we seek to be neutral with respect to steel pricing over time, with the intention of neither making nor losing money as steel prices fluctuate. The pricing of our products includes a component for steel, which can increase as steel prices increase and decrease as steel prices decrease. For our North American customers and several of our other customers, we purchase steel through our customers’ resale programs, where our customers actually negotiate the cost of steel for us. In other cases, we procure steel directly from the mills, negotiating our own price and seeking to pass through steel price increases and decreases to our customers.
Our hot forming technology provides customers with ultra-high strength steels (“UHSS”) for automotive body structures. Demand for UHSS is increasing to allow conformance to additional regulatory requirements for fuel economy — through mass reduction — while maintaining vehicle safety.
We focus on achieving superior product quality at the lowest operating costs possible and concentrate on improving our manufacturing processes to drive out inefficiencies. We seek to continually improve our processes through efforts to improve our cost competitiveness and achieve higher quality.
We are committed to sustaining Lean Six Sigma principles throughout our manufacturing processes and as of December 31, 2018, we employed 77 certified black belts. We utilize Lean Six Sigma principles to increase the efficiency of our operations and to reduce operating costs, thereby improving our cost competitiveness. We have accomplished efficiency improvements, while at the same time improving our quality.
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

Customers
We have developed long-standing business relationships with our automotive customers. We work together with our customers in various stages of production, including development, component sourcing, quality assurance, manufacturing, and delivery. With a diverse mix of products and facilities, we believe we are well-positioned to meet customer needs. We believe we have a strong, established reputation with customers for providing high-quality products at competitive prices, as well as for timely delivery and customer service. Given that the automotive OEM business involves long-term production contracts awarded on a platform-by-platform basis, we believe that we can leverage our strong customer relationships to obtain new platform awards. Contracts are typically sole-sourced to one supplier for individual platforms.
Customer Support
We have five engineering and sales locations around the world, including a 24-hour engineering support center in India. We believe that we provide effective customer solutions, products, and service to our customers. Our customer service group is organized into customer-dedicated teams within regions to provide more focused service to our customers.
Seasonality
Our customers in North America typically shut down vehicle production during portions of July – August and for one week in late December. Our quarterly results of operations, cash flows, and liquidity may be impacted by these seasonal practices. For example, working capital is typically a use of cash during the first quarter of the year and a source of cash generation in the fourth quarter. See Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion on working capital.
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
We believe that we compete effectively with other leading suppliers in our sector. Our main tier one competitors include: Magna International, Inc. (Cosma division), Gestamp Automocion, Martinrea International, and Metalsa, S.A. de C.V. We compete with other competitors with respect to certain of our products. The number of our competitors has decreased in recent years and we believe that number will continue to decline due to supplier consolidation. In addition, most of our OEM customers manufacture similar products that compete with our products. We believe the recent trend has been for OEMs, on average, to increase outsourcing, and we expect that trend to continue, which may provide above-industry growth opportunities for key suppliers like Tower.
Joint Ventures
In the fourth quarter of 2016, we entered into agreements in principle to sell our two remaining joint ventures in China: Wuhu and Ningbo. We completed the sale of Wuhu during 2017 and the sale of Ningbo during the second quarter of 2018.
Employees
As of December 31, 2018, our continuing operations had approximately 5,700 employees worldwide, of whom approximately 3,500 were covered under collective bargaining agreements that expire at various times. Additionally, our discontinued European operations had approximately 2,300 employees, of whom approximately 1,600 were covered under collective bargaining agreements. We are not aware of any significant work stoppages since the formation of Tower Automotive Inc., our predecessor (the “Predecessor Company”), in 1993. A prolonged strike or slow-down by one of our unions could have a material adverse effect on our business. We believe that our relations with our employees are satisfactory.
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

•
pricing pressure from our customers;

•
changes to U.S. or international trade and tariff policies and the reaction of other countries thereto;

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

Item 1A.   Risk Factors
Our business is subject to a number of risks. In addition to the various risks described elsewhere in this Annual Report, the following risk factors should be considered. Unless otherwise expressly indicated, information with respect to discontinued operations has been excluded from the risk factor disclosures set forth below.
Risk Factors Relating to Our Industry and Our Business
A downturn in the North American economy could adversely affect demand for automobiles that are manufactured with our products and therefore, could adversely affect our business, financial condition, results of operations, and cash flows.
During the year ended December 31, 2018, approximately 97% of our revenues were derived from operations in North America. The level of demand for our products depends primarily upon the level of consumer demand for new vehicles that are manufactured with our products. An economic recession can have a significant adverse effect on our business, customers, and suppliers, and can contribute to delayed and reduced purchases of automobiles, including those manufactured with our products. If the North American economy were to undergo a significant downturn, depending upon its length, duration, and severity, our financial condition, results of operations, and cash flow could be materially adversely affected.
Demand for and pricing of our products is also subject to economic conditions and other factors (e.g., energy costs, fuel costs, climate change concerns, vehicle age, consumer spending and preferences, materials used in production, changing technology, etc.) present in the various markets in which our products are sold.
We are dependent upon large customers and specific customer programs for current and future revenues. The loss of any of these customers or programs, or the loss of market share by these customers or programs, could have a material adverse effect on us.
Our customers are major vehicle manufacturers. During 2018, our largest volume customers, Ford, Fiat-Chrysler, Nissan, Toyota, and BMW accounted for 47%, 22%, 12%, 8%, and 5% of our revenues, respectively. The loss of all or a substantial portion of our sales to any of our large-volume customers could have a material adverse effect on our business, financial condition, results of operations, and cash flows by reducing cash flows and limiting our ability to spread our fixed costs over a larger revenue base. A variety of reasons could lead to a reduction of sales to our customers, including, but not limited to:
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
During the fourth quarter of 2018, our subsidiaries Tower Automotive Holdings III Cooperatie U.A. and Tower Automotive Holdings USA, LLC entered into a Memorandum of Understanding and Stock Purchase Agreement with Financière SNOP Dunois S.A. (the “Purchaser”). Pursuant to these agreements, the Purchaser will acquire all of the stock of TA Holdings Europe B.V., our indirect wholly owned subsidiary, and an intercompany loan, for a purchase price of  €255 million on a cash free, debt free basis, subject to working capital and other customary adjustments and a reduction to the extent that capital expenditures for our European operations for calendar year 2018 were less than €45 million. Approval of the transaction is subject to (i) the approval of the European Commission and (ii) the absence of a material breach in any of the seller parties’ fundamental representations (e.g., title, authority and absence of insolvency). On February 13, 2019, we obtained the required approvals from the European Commission. During the first quarter of 2019, we expect to consummate the transaction and receive net sale proceeds of approximately $250 million after payment of transaction costs and the repayment of our cross currency swap.
Pursuant to the agreement, the Company and its subsidiaries have made customary representations to the Purchaser, including representations regarding general corporate matters, due authorization, absence of insolvency, financial statements and other financial matters, compliance with law, employment matters, real property, litigation, taxes, material contracts and environmental matters. The agreement provides for indemnification by the Company and its subsidiaries with respect to its representations, subject, in general, to customary minimum and maximum thresholds. However, with respect to the environmental representations, the agreement provides for a layering of responsibilities over the applicable minimum threshold: (i) the Purchaser and Tower Automotive Holdings III Cooperatie U.A. will share in the first €5 million of damages, (ii) for damages between €5 million and €10 million, Tower Automotive Holdings III Cooperatie U.A. will have exclusive responsibility and (iii) for damages in excess of  €10 million, the Purchaser will have exclusive responsibility.
We cannot provide assurance that the sale of our European operations will be consummated or, if consummated, that the closing will occur on schedule. We also cannot provide assurances that any acquisitions will perform as planned or that we will be able to successfully integrate any acquisitions that we undertake. In addition, we cannot provide assurances that any acquisitions or divestitures will prove to be beneficial to our operations and cash flow, or that we will be able to successfully integrate any acquisitions that we undertake. Any such failure could seriously harm our financial condition, results of operations and cash flows.
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
The capital and credit markets provide companies with liquidity to help operate and grow their businesses, beyond that which is provided by operating cash flows. Disruptions in the capital and credit markets could adversely affect our customers by making it increasingly difficult for them to obtain financing for their businesses and for their customers to obtain financing for automobile purchases. Our OEM customers typically require significant financing for their respective businesses. In addition, our OEM customers typically have related finance companies that provide financing to their dealers and customers. These finance companies have historically been active participants in the securitization markets, which have experienced severe disruptions during global economic crises. Our suppliers, as well as the other suppliers to our customers, may face similar difficulties in obtaining financing for their businesses. If capital is not available to our customers or suppliers, or if the cost of capital is prohibitively high, their businesses would be adversely affected, which could result in their restructuring or even reorganization or liquidation under applicable bankruptcy laws. Any such adverse effect on our customers or suppliers could materially and adversely affect our Company, either through loss of revenues from any of our customers so affected, or due to our inability to meet our commitments without excess expense, as a result of disruptions in supply caused by the suppliers so affected.
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
Automotive industry conditions could adversely affect the original equipment supply base. The automotive supply chain is subject to disruptions because, among other things, we, along with our customers and suppliers, attempt to maintain low inventory levels.
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
If we are the cause for a customer being forced to halt production, the customer may seek to recoup all or a substantial portion of its losses and expenses from us. Any disruptions affecting us or caused by us could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

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
Our international operations make us vulnerable to risks associated with doing business in foreign countries.
Our international operations include manufacturing facilities in Mexico and Brazil. For the year ended December 31, 2018, approximately 6% of our revenues were derived from operations outside the United States. Our international operations are subject to various risks such as exposure to local economic and political conditions, local tax requirements and obligations, legal and regulatory concerns, controls on the repatriation of cash, and labor disruptions or operational shutdowns. The occurrence of any of these risks could have an adverse effect on our international operations and our business as a whole. In addition, the economic instability in Mexico and Brazil could adversely affect our business, financial condition, results of operations and cash flows, as well as adversely affect our access to, and cost of, capital.
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
As of December 31, 2018, our total debt, net of debt issue costs, was $298.6 million. That indebtedness could:
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

•
increase our cost of borrowing.

Our primary debt instrument is the Term Loan Credit Facility which bears interest at (i) the Alternate Base Rate plus a margin of 1.75% or (ii) the Adjusted LIBO Rate (calculated by multiplying the applicable LIBOR by a statutory reserve rate, with a floor of 1.00%) plus a margin of 2.75%. As of December 31, 2018, the balance on the term loan was $303.5 million (net of a $1.7 million discount). If the LIBOR rates increase in excess of 1%, we will incur higher debt service requirements, which could adversely affect our cash flow and operating results. While we periodically enter into agreements designed to limit our exposure to higher interest rates, any such agreements do not offer complete protection from this risk.
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
As of December 31, 2018, we had $298.6 million (net of a $1.7 million discount and $6 million of debt issue costs) of secured debt. Substantially all of our subsidiaries’ assets are pledged as collateral for our borrowings under our secured financing arrangements. Most of our domestic subsidiaries are either primary obligors or guarantors under a secured financing arrangement. Substantially all of our domestic subsidiaries’ assets are pledged as collateral for these obligations. If we are unable to repay all secured borrowings when due, whether at maturity or if declared due and payable following a default, the agent or the lenders, as applicable, would have the right to proceed against the collateral pledged to secure the indebtedness and may sell the assets pledged as collateral in order to repay those borrowings, which could have a material adverse effect on our businesses, financial condition, results of operations, and cash flows.
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
Sales of substantial amounts of our common stock in the public market, or the perception that these sales may occur, could adversely affect the price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. Our certificate of incorporation authorizes us to issue up to 350,000,000 shares of common stock and as of February 19, 2019 we had 20,611,952 shares of common stock outstanding.
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
The disclosures below in this Item 2 exclude discontinued operations.
Our manufacturing is conducted in 14 manufacturing facilities strategically located throughout the United States, Mexico, and Brazil. Our manufacturing facilities are supported by five engineering and sales locations throughout the world.

The following table sets forth selected information regarding each of our facilities:
Facility	Country	Description of Use	Square Feet	Ownership
U.S. Locations
Auburn, Indiana	United States	Manufacturing	162,800	Leased
Bardstown, Kentucky (2 locations)	United States	Manufacturing	519,000	Owned/Leased(1)
Bellevue, Ohio (2 locations)	United States	Manufacturing	377,450	Leased
Bluffton, Ohio	United States	Manufacturing	196,200	Leased
Chicago, Illinois	United States	Manufacturing	418,200	Leased
Clinton Township, Michigan	United States	Manufacturing	392,300	Leased
Elkton, Michigan	United States	Manufacturing	1,100,000	Owned
Grand Rapids, Michigan	United States	Office	5,900	Leased
Fountain Inn, South Carolina	United States	Manufacturing	274,385	Leased
Livonia, Michigan	United States	Corporate Office/Technical Center	76,300	Leased
Madison, Mississippi	United States	Manufacturing	270,000	Leased
Meridian, Mississippi	United States	Manufacturing	420,000	Leased
Plymouth, Michigan	United States	Manufacturing	315,133	Leased
Shepherdsville, Kentucky	United States	Manufacturing	311,878	Leased
Non-U.S. Locations
Mexico City (4 locations)	Mexico	Manufacturing	192,663	Leased
Shanghai	China	Corporate Office/Technical Center	475	Leased
Hyderabad	India	Technical Center	8,700	Leased
Yokohama	Japan	Technical Center	2,500	Leased
Aruja	Brazil	Manufacturing/Technical Center	334,880	Owned

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

PART II
Item 5.
Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information — Our common stock trades on the New York Stock Exchange under the symbol “TOWR”. As of February 19, 2019, we had 20,611,952 shares of common stock ($0.01 par value) outstanding, 4,351 beneficial shareholders, and three holders of record of our common stock. The transfer agent and registrar for our common stock is Broadridge Financial Solutions, Inc.
The following table presents the reported high and low closing prices per share of our common stock during 2018 and 2017:
	2018		2017
High and Low Closing Prices per Share	High Price	Low Price	High Price	Low Price
Fourth Quarter	$31.31	$23.77	$33.05	$27.45
Third Quarter	35.45	30.25	27.45	21.55
Second Quarter	34.30	26.50	27.90	21.10
First Quarter	32.45	25.30	28.75	24.75
Performance Graph — The following chart shows the cumulative total stockholder return for our common stock from December 31, 2013 to December 31, 2018. The graph also shows the cumulative returns of the S&P 500 Index and the S&P Supercomposite Auto Parts and Equipment Index. The comparison assumes $100 was invested on December 31, 2013. Each of the indices shown assumes that all dividends paid were reinvested.
	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018
Tower International, Inc.	$100.00	$119.39	$133.99	$135.41	$142.76	$111.21
S&P 500	100.00	111.39	120.39	134.78	144.65	135.63
S&P 500 Supercomposite Auto Parts and Equipment Index	100.00	102.01	100.09	105.59	126.23	85.59

Dividends
Declaration Date	Cash Amount	Record Date	Payment Date
2018
October 18, 2018	$0.13	November 8, 2018	December 7, 2018
July 17, 2018	0.12	August 9, 2018	September 7, 2018
April 19, 2018	0.12	May 10, 2018	June 8, 2018
January 26, 2018	0.12	February 9, 2018	February 28, 2018
2017
October 20, 2017	$0.12	November 10, 2017	December 8, 2017
July 21, 2017	0.11	August 10, 2017	September 8, 2017
April 21, 2017	0.11	May 10, 2017	June 9, 2017
January 27, 2017	0.11	February 10, 2017	February 28, 2017
2016
October 21, 2016	$0.11	November 10, 2016	December 9, 2016
July 22, 2016	0.10	August 10, 2016	September 9, 2016
April 22, 2016	0.10	May 10, 2016	June 10, 2016
January 29, 2016	0.10	February 10, 2016	February 29, 2016
The payment of future quarterly dividends is subject to the discretion of our Board of Directors and depends on various factors, including our net earnings, financial condition, cash requirements, future prospects, and other factors that our Board of Directors deems relevant to its analysis and decision making.
Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities
The following table presents information regarding shares of our common stock repurchased during the fourth quarter of 2018.
Period	Total Number of Shares (or Units) Purchased	Weighted Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as of Publicly Announced Plan or Program	Dollar Value of Shares that May Yet Be Purchased Under Plan or Program(1)
October 1 to October 31, 2018	—	$—	—	$81,056,732
November 1 to November 30, 2018	—	$—	—	$81,056,732
December 1 to December 31, 2018	—	$—	—	$81,056,732
Total	—	$—	—

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

Item 6.   Selected Financial Data
The following tables set forth selected consolidated balance sheet data as of December 31, 2018 and 2017 and selected consolidated statement of operations data for the years ended December 31, 2018, 2017, and 2016, which have been derived from our audited Consolidated Financial Statements and related notes that are included in this Annual Report. The selected consolidated balance sheet data as of December 31, 2016, 2015, and 2014 and the selected consolidated statement of operations data for the years ended December 2014 and 2013 set forth below, have been derived from previously filed audited consolidated financial statements that are not presented in this Annual Report. As with our Consolidated Financial Statements for the years ended December 31, 2018, 2017, and 2016, we adjusted the information in the consolidated financial statements for the years ended December 31, 2015 and 2014, where appropriate, to account for discontinued operations.
You should read the following selected historical consolidated financial data in conjunction with the more detailed information contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations and our Consolidated Financial Statements and the related notes that we have presented elsewhere in this Annual Report.
	2018	2017	2016	2015	2014
	(in millions except share and per share data)
Statements of Operations Data:
Revenues	$1,571.9	$1,382.5	$1,319.0	$1,230.8	$1,225.6
Cost of sales	1,378.0	1,193.3	1,144.9	1,083.4	1,073.3
Gross profit	193.9	189.2	174.1	147.4	152.3
Gross profit margin	12.3%	13.7%	13.2%	12.0%	12.4%
Selling, general, and administrative expenses	$89.5	$87.8	$102.1	$100.7	$98.8
Amortization expense	0.4	0.4	0.4	0.2	0.4
Restructuring and asset impairment charges, net(a)	3.4	9.1	20.9	8.5	10.3
Operating income	100.6	91.9	50.7	38.0	42.8
Operating income margin	6.4%	6.6%	3.8%	3.1%	3.5%
Interest expense, net	$18.8	$9.7	$17.2	$19.9	$30.0
Net periodic benefit income/(expense)(b)	(2.4)	2.2	(6.3)	(5.2)	(2.8)
Other expense	1.0	0.6	4.8	—	0.1
Income before provision for income taxes	78.4	83.8	22.5	12.8	9.8
Provision/(benefit) for income taxes(c)(d)(e)	1.3	44.1	8.8	(131.8)	(7.3)
Income from continuing operations	77.1	39.7	13.7	144.6	17.1
Income/(loss) from discontinued operations, net of tax(f)	(28.2)	8.0	25.6	51.2	10.0
Net income	48.9	47.7	39.3	195.8	27.1
Net income attributable to the noncontrolling interests	—	0.1	0.7	1.7	5.6
Net income attributable to Tower International, Inc.	$48.9	$47.6	$38.6	$194.1	$21.5
Basic income/(loss) per share:
Income per share from continuing operations	$3.75	$1.93	$0.62	$6.77	$0.56
Income/(loss) per share from discontinued operations	(1.38)	0.39	1.23	2.43	0.48

	2018	2017	2016	2015	2014
	(in millions except share and per share data)
Net income attributable to Tower International, Inc. per share	2.37	2.32	1.85	9.20	1.04
Weighted average basic shares outstanding (in thousands)	20,592	20,499	20,864	21,093	20,662
Diluted income/(loss) per share:
Income per share from continuing operations	$3.67	$1.90	$0.61	$6.67	$0.54
Income/(loss) per share from discontinued operations	(1.34)	0.39	1.21	2.39	0.47
Net income attributable to Tower International, Inc. per share	2.33	2.29	1.82	9.06	1.01
Weighted average diluted shares outstanding (in thousands)	20,996	20,829	21,222	21,408	21,391
Balance Sheets Data:
Cash and cash equivalents	$68.1	$96.3	$49.0	$93.2	$104.8
Total assets(g)	1,170.4	1,260.9	1,162.5	1,215.5	1,165.2
Total debt(g)(h)	298.6	350.8	359.8	411.6	441.9
Total stockholders’ equity	300.9	269.9	213.9	206.7	99.8

(a)
Included in 2016 is a $15 million fair value adjustment related to the planned sale of our Brazilian operations. During 2018, we reclassified the Brazilian operations as held and used.

(b)
During the years ended December 31, 2018, 2016, 2015 and 2014, non-cash actuarial pension losses of $5.2 million, $8.3 million, $9.1 million and $4.2 million, respectively, were recorded.

(c)
During the year ended December 31, 2015, included a $131 million deferred tax benefit primarily due to the release of the valuation allowance in the United States and Italy. Refer to Note 8 of our Consolidated Financial Statements for further information regarding our valuation allowances.

(d)
During the year ended December 31, 2017, included $27.2 million of deferred tax expense related to the revaluation of our U.S. deferred tax assets due to a reduction in the federal income tax rate as a result of U.S. Tax Reform and $2.4 million deferred tax expense to establish a valuation allowance on certain European deferred tax assets. Refer to Note 8 of our Consolidated Financial Statements for further discussion.

(e)
During the year ended December 31, 2018, included a $14.4 million deferred tax benefit due to the release of the valuation allowance in Brazil. Refer to Note 8 of our Consolidated Financial Statements for further discussion regarding our valuation allowances.

(f)
During the years ended December 31, 2018, 2016 and 2014, the Company recorded a loss in discontinued operations (net of tax) of  $44 million, $3.1 million and $22.9 million, respectively, related to the sale of discontinued operations.

(g)
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

(h)
Consists of short-term and long-term debt (net of debt issue costs), current portion of long-term debt, and capital lease obligations.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations
Unless otherwise expressly indicated, information with respect to discontinued operations has been excluded from the disclosures set forth in this Item 7.
Company Overview
We are a leading integrated manufacturer of engineered structural metal components and assemblies primarily serving original equipment manufacturers (“OEMs”). We offer our automotive customers a broad product portfolio, supplying body-structure stampings, frame and other chassis structures, as well as complex welded assemblies, for small and large cars, crossovers, pickups, and sport utility vehicles. Our products are manufactured at 14 facilities strategically located near our customers in the United States, Mexico, and Brazil. We support our manufacturing operations through five engineering and sales locations around the world. Our products are offered on a diverse mix of vehicle platforms.
We believe that our engineering, manufacturing, and program management capabilities, our competitive cost, our financial discipline, and our colleague engagement position us for long-term success.
Factors Affecting Our Industry
Our business and our revenues are primarily driven by the strength of the automotive industry, which tends to be cyclical and highly correlated to general macroeconomic conditions. The strength of the automotive market dictates the volume of purchases of our products by our OEM customers to ultimately satisfy consumer demand. We manufacture products pursuant to written agreements with each of our OEM customers. However, those agreements do not dictate the volume requirements of our customers; instead, OEMs monitor their inventory and the inventory levels of their dealers and adjust the volume of their purchases from us based on consumer demand for their products.
During 2018, industry production volumes decreased slightly from 2017 in the North American market, but increased in the Brazilian market. According to IHS, industry production is projected to remain relatively consistent in 2019 in the North American market and increase in the Brazilian market. Any such changes may be offset by changes in production levels for our customers’ products.
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
•
Foreign exchange:   Our foreign exchange transaction risk is limited because we generally purchase materials and produce products in the same currency in which we sell those products to our final customers. However, the translation of foreign currencies, primarily the Mexican Peso and Brazilian Real, back to U.S. dollars may have an impact on our revenues, results of operations, cash flows, or stockholders’ equity. Foreign exchange has an unfavorable impact on revenues when the U.S. dollar is relatively strong when compared to foreign currencies and a favorable impact on revenues when the U.S. dollar is relatively weak when compared to foreign currencies. The results of operations and financial condition of our businesses outside of the U.S. are principally measured in their respective local currency and translated into U.S. dollars. Assets and liabilities of our foreign operations are translated into U.S. dollars at foreign currency exchange rates in effect as of the end of each reporting period. Results of operations are translated at applicable average rates prevailing throughout the period. Translation gains or losses are reported as a separate component of accumulated other comprehensive income/(loss) in our Consolidated Statements of Equity/(Deficit). Gains and losses resulting from foreign currency transactions, the amounts of which were not material in any of the periods presented in this Annual Report, are included in net income.

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
Our Segments
Our management reviews our operating results and makes decisions based upon two operating segments, North America and Brazil, which we aggregate into one reportable segment. Refer to Note 13 to our Consolidated Financial Statements for further information regarding our operating and reportable segments.
Results of Operations — Year Ended December 31, 2018 Compared with the Year Ended December 31, 2017
Automobile production volumes remained consistent in our major market during the year ended December 31, 2018 compared to the year ended December 31, 2017. The following table presents production volumes in specified regions according to IHS for the year ended December 31, 2018 compared to the year ended December 31, 2017 (in millions of units produced):
	North America	Brazil
2018 production volumes	17.0	2.7
2017 production volumes	17.1	2.6
Increase/(decrease)	(0.1)	0.1
Percentage change	(0.6)%	4.0%

The following table presents selected financial information for the years ended December 31, 2018 and 2017 (in millions).
	Year Ended December 31,
	2018	2017
Revenues	$1,571.9	$1,382.5
Cost of sales	1,378.0	1,193.3
Gross profit	193.9	189.2
Selling, general, and administrative expenses	89.5	87.8
Amortization expense	0.4	0.4
Restructuring and asset impairment charges	3.4	9.1
Operating income	100.6	91.9
Interest expense, net	18.8	9.7
Net periodic benefit income/(expense)	(2.4)	2.2
Other expense	1.0	0.6
Provision for income taxes	1.3	44.1
Income/(loss) from discontinued operations, net of tax	(28.2)	8.0
Noncontrolling interest, net of taxes	—	0.1
Net income attributable to Tower International, Inc.	$48.9	$47.6

Comparison of Periods — GAAP Analysis of Consolidated Results
Revenues
Total revenues increased during the year ended December 31, 2018 by $189.4 million, or 13.7%, from the year ended December 31, 2017, reflecting primarily higher volume ($184.7 million) and favorable pricing ($11.5 million), primarily related to steel, offset partially by unfavorable foreign exchange ($6.8 million). We have experienced revenue growth in excess of industry production volumes due to major new business awards.
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
Total gross profit increased by $4.7 million from the year ended December 31, 2017 while our gross profit margin decreased from 13.7% during 2017 to 12.3% during 2018. The increase in gross profit reflected higher volume ($43.8 million) offset partially by higher fixed costs to support new business ($9.2 million), unfavorable product mix ($6 million), and unfavorable foreign exchange ($0.6 million, excluding the impact on depreciation). All other factors were net unfavorable by $23.3 million. Unfavorable pricing and economics ($14.2 million), lease expense related to certain manufacturing equipment ($11.1 million), higher launch costs ($7.5 million), and higher depreciation ($4.8 million), were offset partially by favorable efficiencies ($9.2 million) and favorable timing of commercial and vendor settlements. The increase in depreciation was due to increased levels of capital spending in 2017 and 2018. The decrease in gross profit margin was attributable primarily to lease expense related to certain manufacturing equipment and higher depreciation, as described above.

Selling, General, and Administrative Expenses (“SG&A”)
Total SG&A increased $1.7 million from the year ended December 31, 2017, reflecting primarily higher compensation expense.
Restructuring and Asset Impairment Expense
Total restructuring and asset impairment expense decreased $5.7 million from the year ended December 31, 2017, which reflects the charges incurred related to severance charges to reduce corporate overhead and fixed costs. During 2018 and 2017, we took numerous actions to better align the management teams to the remaining footprint of the continuing operations. These actions included a shift in composition of the executive leadership team as well as certain changes within the Corporate and Regional management teams.
Interest Expense, net
Interest expense, net increased $9.1 million from the year ended December 31, 2017, reflecting primarily favorable non-cash mark-to-market changes of  $4.9 million on our derivative financial instruments in 2017, higher interest expense of  $1.8 million related to the funding of certain equipment leases, and the acceleration of the amortization of debt issue costs and original issue discount of  $1 million in connection with the $50 million payment on the Term Loan Credit Facility during 2018.
Net Periodic Benefit Income/(Expense)
We recorded net periodic benefit expense of  $2.4 million for the year ended December 31, 2018, as compared with income of  $2.2 million for the year ended December 31, 2017, reflecting primarily a mark-to-market actuarial loss of  $5.2 million on our Pension Plan in 2018. As discussed in Note 2 to the Consolidated Financial Statements, we adopted Accounting Standard Update (“ASU”) No. 2017-07 on January 1, 2018. The new standard requires that net periodic pension cost and net periodic postretirement benefit cost be reported within net periodic benefit income in the Consolidated Statement of Operations.
Other Expense
Other expense increased $0.4 million from the year ended December 31, 2017, reflecting $1 million in costs incurred during 2018 to support the investigation of potential corporate transactions that did not transpire. Costs of  $0.6 million were incurred during 2017 to support the refinancing of the Company’s long-term debt.
Provision for Income Taxes
Income tax expense from continuing operations decreased $42.8 million from the year ended December 31, 2017, for an overall effective tax rate of 1.6%. In 2018, we recorded a tax benefit of  $14.4 million related to the release of valuation allowances on the deferred tax assets of our Brazilian operations. Excluding the $14.4 million tax benefit, our effective tax rate for 2018 was 16.1%. In 2017, we recorded a one-time deferred tax expense of  $27.2 million relating to the revaluation of our U.S. deferred tax assets after the enactment of the Tax Cuts and Jobs Act (the “TCJA”). Excluding this charge, our adjusted 2017 effective tax rate was 20.2%. The adjusted effective tax rate decreased in 2018 related primarily to the enactment of the TCJA which reduced the federal statutory tax rate from 35% to 21%.
In 2018, we continued to generate significant research tax credits from new launch activities in the U.S., which reduced our effective tax rate compared to the statutory rate. We do not expect to generate a similar amount of credits in 2019; therefore, we estimate that our effective tax rate will be higher in 2019 compared to 2018.
The availability of U.S. net operating loss carryforwards generated in 2007 – 2013 has effectively eliminated our U.S. cash tax liability, except for immaterial payments for state income taxes. We do not expect to incur a material U.S. cash tax liability until at least 2022 due to the utilization of remaining net operating losses carryforwards, research credits, and by electing to deploy favorable machinery and equipment expensing provisions that are allowed under the TCJA.

In 2017, the Internal Revenue Service (“IRS”) performed an examination of the 2015 tax year, which was completed in January 2018, resulting in no adjustments. As of December 31, 2018, there are no open audits.
Income from Discontinued Operations
As noted above, during the fourth quarter of 2018 we entered into an agreement to sell our European operations. We also completed the sale of our remaining Chinese business operations during the second quarter of 2018. Our European and Chinese business operations have been presented as discontinued operations in our Consolidated Financial Statements in accordance with FASB ASC No. 205, Discontinued Operations. We recorded a loss from discontinued operations, net of tax, of  $28.2 million for the year ended December 31, 2018, as compared with income of  $8 million for the year ended December 31, 2017. The $28.2 million loss incurred during 2018 includes a fair value adjustment related to Europe of  $44 million upon classification as discontinued operations.
Noncontrolling Interest, Net of Tax
The adjustment to our earnings required to give effect to the elimination of noncontrolling interests decreased by $0.1 million from the year ended December 31, 2017, reflecting decreased earnings in our consolidated Chinese joint venture during 2017 as a result of the sale in the second quarter of 2017.
Comparison of Periods — Non-GAAP Analysis of Adjusted EBITDA
A reconciliation of net income attributable to Tower International, Inc. to Adjusted EBITDA, for the periods presented is set forth below (in millions):
	Year Ended December 31,
	2018	2017
Net income attributable to Tower International, Inc.	$48.9	$47.6
Interest expense, net	18.8	9.7
Net periodic benefit (income)/expense	2.4	(2.2)
Other expenses	1.0	0.6
Provision for income taxes	1.3	44.1
(Income)/loss from discontinued operations, net of tax	28.2	(8.0)
Noncontrolling interest, net of taxes	—	0.1
Operating income	100.6	91.9
Restructuring and asset impairment charges, net	3.4	9.1
Depreciation and amortization	54.8	50.5
Acquisition costs and other	0.2	0.2
Long-term compensation expense(a)	7.7	5.6
Lease expenses(b)	11.1	—
Adjusted EBITDA	$177.7	$157.3

(a)
Represents the compensation expense related to stock options, restricted stock units, and accruals from certain compensation programs intended to benefit our long-term success and growth. The compensation charges are incurred during the applicable vesting periods of each program.

(b)
Represents lease expense incurred related to certain manufacturing equipment that is being leased. Beginning in 2019, FASB ASC No. 842, Leases, will change the financial reporting for leases. Certain of our manufacturing equipment leases currently classified as operating leases will be considered financing leases under the new standard which will require us to record the ROU asset as additional property, plant, and equipment and the associated liability as lease debt.

The following table presents revenues (a GAAP measure) and Adjusted EBITDA (a non-GAAP measure) for the years ended December 31, 2018 and 2017 (in millions) as well as explanations of variances:
	Revenues	Adjusted EBITDA(c)
2018 results	$1,571.9	$177.7
2017 results	1,382.5	157.3
Variance	$189.4	$20.4
Variance attributable to:
Volume and mix	$184.7	$28.6
Foreign exchange	(6.8)	(0.6)
Pricing and economics	11.5	(14.4)
Efficiencies	—	9.2
Selling, general, and administrative expenses and other items(d)	—	(2.4)
Total	$189.4	$20.4

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
Adjusted EBITDA increased by $20.4 million, or 13%, from the year ended December 31, 2017, reflecting primarily higher volume and mix ($28.6 million) offset partially by unfavorable foreign exchange ($0.6 million). Volume and mix consisted of higher volume ($43.8 million) offset partially by higher fixed costs to support new business ($9.2 million) and unfavorable mix ($6 million). All other factors were net unfavorable by $7.6 million. Unfavorable pricing and economics ($14.4 million) and unfavorable SG&A expenses and other items ($2.4 million), were offset partially by favorable efficiencies ($9.2 million). SG&A expenses and other items reflected primarily higher launch costs to support new business ($7.5 million) offset partially by favorable commercial and vendor settlements.
Results of Operations — Year Ended December 31, 2017 Compared with the Year Ended December 31, 2016
Automobile production volumes decreased during the year ended December 31, 2017 in our major market compared to the year ended December 31, 2016. The following table presents production volumes in specified regions according to IHS for the year ended December 31, 2017 compared to the year ended December 31, 2016 (in millions of units produced):
	North America	Brazil
2017 production volumes	17.1	2.6
2016 production volumes	17.8	2.1
Increase/(decrease)	(0.8)	0.5
Percentage change	(4.3)%	26.1%

The following table presents select financial information for the years ended December 31, 2017 and 2016 (in millions).
	Year Ended December 31,
	2017	2016
Revenues	$1,382.5	$1,319.0
Cost of sales	1,193.3	1,144.9
Gross profit	189.2	174.1
Selling, general, and administrative expenses	87.8	102.1
Amortization	0.4	0.4
Restructuring and asset impairments	9.1	20.9
Operating income	91.9	50.7
Interest expense, net	9.7	17.2
Net periodic benefit income/(expense)	2.2	(6.3)
Other expense	0.6	4.8
Provision for income taxes	44.1	8.8
Income from discontinued operations, net of tax	8.0	25.6
Noncontrolling interest, net of taxes	0.1	0.7
Net income attributable to Tower International, Inc.	$47.6	$38.6

Comparison of Periods — GAAP Analysis of Consolidated Results
Revenues
Total revenues increased during the year ended December 31, 2017 by $63.5 million, or 4.8%, from the year ended December 31, 2016, reflecting higher volume ($60.1 million) and favorable foreign exchange ($4.3 million), offset partially by unfavorable pricing ($0.9 million). We have experienced revenue growth in excess of industry production volumes due to major new business awards.
Gross Profit
Total gross profit increased by $15.1 million from the year ended December 31, 2016 and our gross profit margin increased from 13.2% during 2016 to 13.7% during 2017. The increase in gross profit reflected higher volume ($17.4 million), favorable mix ($1.7 million), and favorable foreign exchange ($0.2 million), offset partially by higher fixed costs to support new programs ($3.1 million). All other factors were net unfavorable ($1.1 million). Unfavorable pricing and economics ($11.3 million), higher depreciation ($2.6 million), higher launch costs ($2.2 million), and unfavorable commercial and vendor settlements, were offset partially by favorable efficiencies ($20.4 million). The increase in depreciation was due to increased levels of capital spending in 2016 and 2017.
Selling, General, and Administrative Expenses (“SG&A”)
Total SG&A decreased $14.3 million from the year ended December 31, 2016, reflecting primarily lower long-term incentive compensation costs primarily related to non-recurring CEO retirement expenses that were accrued in 2016 and lower compensation costs primarily due to restructuring actions described below.
Restructuring and Asset Impairment Expense
Total restructuring and asset impairment expense decreased $11.8 million from the year ended December 31, 2016. During 2017, the charges incurred related to severance charges to reduce corporate overhead and ongoing maintenance expense of facilities closed as a result of prior actions. Additionally, we took numerous actions to better align the management teams to the remaining footprint of the continuing operations. These actions included a shift in composition of the executive leadership team as well as certain changes within the Corporate and Regional management teams. During 2016, the charges incurred related to the buyout of a lease on a previously closed facility, ongoing maintenance expense of facilities closed as a result of prior actions, and severance charges to reduce fixed costs. Additionally, we recorded a $15 million impairment charge during 2016 upon classifying our Brazilian operations as held for sale. During 2018, we reclassified the Brazilian operations as held and used.
Interest Expense, net
Interest expense, net decreased $7.5 million, or 43.2%, from the year ended December 31, 2016, reflecting primarily favorable non-cash mark-to-market changes of  $7.3 million on our derivative financial instruments.
Net Periodic Benefit Income/(Expense)
We recorded net periodic benefit income of  $2.2 million for the year ended December 31, 2017, as compared with expense of  $6.3 million for the year ended December 31, 2016, reflecting primarily a mark-to-market actuarial loss of  $8.3 million on our Pension Plan in 2016. As discussed in Note 2 to the Consolidated Financial Statements, we adopted ASU No. 2017-07 on January 1, 2018. The new standard requires that net periodic pension cost and net periodic postretirement benefit cost be reported within net periodic benefit income in the Consolidated Statement of Operations.
Other Expense
Other expense decreased $4.2 million from the year ended December 31, 2016, reflecting the non-recurrence of costs incurred during 2016 to support a potential divestiture that did not occur. The costs incurred in 2017 related to certain costs incurred to support the amendment of our Term Loan.
Provision for Income Taxes
Income tax expense from continuing operations increased $35.3 million from the year ended December 31, 2016, for an overall effective tax rate of 52.6%. Our adjusted effective rate was 20.2% after excluding the one-time charge of  $27.2 million due to the revaluation of our deferred tax assets as described below. The overall effective tax rate for 2016 was 39%; however, we did not record a deferred tax benefit on the impairment charge recorded related to our Brazilian operations because it was more likely than not we would not obtain a future benefit for these losses. Our adjusted effective rate for 2016 would have been 16.3% if we had recorded a tax benefit on the $15 million impairment charge recorded in 2016.
On December 22, 2017, the TCJA was enacted into federal law. The TCJA includes significant changes to the U.S. corporate income tax system. Among other items, the TCJA lowered the corporate income tax rate from 35% to 21% causing a revaluation of deferred tax assets and created a new modified territorial tax system exempting foreign profits from U.S. taxation with some exceptions. It also required a one-time deemed repatriation of accumulated foreign earnings for the year ended December 31, 2017. To determine the amount of the deemed repatriation and any associated repatriation tax, we had to determine, in addition to other factors, the amount of post-1986 profits or losses of each foreign subsidiary, as well as the amount of foreign income taxes paid on such profits or losses. We have filed our 2017 federal income tax return and have determined that no transition tax inclusion is necessary. Based on current law and guidelines issued by the IRS, we do not believe that a measurement-period adjustment is required. In 2018, the FASB issued guidance under ASU 2018-02 that permits companies to reclassify stranded tax effects caused by the TCJA from accumulated other comprehensive income to retained earnings. The ASU is not required to be adopted and we elected not to adopt this ASU.
The availability of U.S. net operating loss carryforwards generated in 2007 – 2013 has enabled the Company to effectively eliminate our U.S. cash tax liability, except for immaterial amounts for U.S. alternative minimum tax and state income taxes. We are also generating significant federal research credits related to U.S. launch activities.

Income from Discontinued Operations
As noted above, during the fourth quarter of 2018 we entered into an agreement to sell our European operations. We also completed the sale of our remaining Chinese business operations during the second quarter of 2018. Our European and Chinese business operations have been presented as discontinued operations in our Consolidated Financial Statements in accordance with FASB ASC No. 205, Discontinued Operations. We recorded income from discontinued operations, net of tax, of  $8 million for the year ended December 31, 2017, as compared with income of  $25.6 million for the year ended December 31, 2016.
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
	Year Ended December 31,
	2017	2016
Net income attributable to Tower International, Inc.	$47.6	38.6
Interest expense, net	9.7	17.2
Net periodic benefit (income)/expense	(2.2)	6.3
Other expenses(a)	0.6	4.8
Provision for income taxes	44.1	8.8
Income from discontinued operations, net of tax	(8.0)	(25.6)
Noncontrolling interest, net of taxes	0.1	0.7
Operating income	91.9	50.7
Restructuring and asset impairments(b)	9.1	20.9
Depreciation and amortization	50.5	47.9
Acquisition costs and other	0.2	0.1
Long-term compensation expense(c)	5.6	13.6
Adjusted EBITDA	$157.3	$133.2

(a)
The expense recorded in 2016 represents costs incurred to support an investigation into a potential divestiture that did not occur.

(b)
Included in 2016 is a $15 million fair value adjustment related to the planned sale of our Brazilian operations. During 2018, we reclassified the Brazilian operations as held and used.

(c)
Represents the compensation expense related to stock options, restricted stock units, one-time CEO compensation awards, and certain compensation programs intended to benefit our long-term success and growth. The compensation charges are incurred during the applicable vesting periods of each program.

The following table presents revenues (a GAAP measure) and Adjusted EBITDA (a non-GAAP measure) for the years ended December 31, 2017 and 2016 (in millions) as well as an explanation of variances:
	Revenues	Adjusted EBITDA(d)
2017 results	$1,382.5	$157.3
2016 results	1,319.0	133.2
Variance	$63.5	$24.1
Variance attributable to:
Volume and mix	$60.1	$16.0
Foreign exchange	4.3	0.2
Pricing and economics	(0.9)	(9.2)
Efficiencies	—	20.4
Selling, general, and administrative expenses and other items(e)	—	(3.3)
Total	$63.5	$24.1

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

Adjusted EBITDA
Adjusted EBITDA increased by $24.1 million, or 18.1%, from the year ended December 31, 2016, reflecting higher volume and mix ($16 million) and favorable foreign exchange ($0.2 million). Volume and mix consisted of higher volume ($20.1 million) offset partially by higher fixed costs to support new programs ($4.1 million). All other factors were net favorable ($7.9) million. Favorable efficiencies ($20.4 million) were offset partially by unfavorable pricing and economics ($9.2 million) and unfavorable SG&A expenses and other items ($3.3 million). SG&A expenses and other items reflected primarily higher launch costs ($2.2 million).
Restructuring and Asset Impairments
The following table sets forth our net restructuring and asset impairment charges by type for the periods presented (in millions):
	Year Ended December 31,
	2018	2017	2016
Employee termination costs	$3.1	$7.9	$1.3
Other exit costs	0.3	1.2	4.6
Asset impairment charges	—	—	15.0
Total restructuring and asset impairment charges, net	$3.4	$9.1	$20.9

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

The charges incurred during 2018 related to severance charges to reduce corporate overhead and ongoing maintenance expense of facilities closed as a result of prior actions. During the second quarter of 2018, we amended the lease agreements related to closed facilities. As a result of these amendments, we will no longer record material restructuring expense related to the closed facilities.
The charges incurred during 2017 related to severance charges to reduce corporate overhead and ongoing maintenance expense of facilities closed as a result of prior actions. During 2017, we took numerous actions to better align the management teams to the remaining footprint of the continuing operations. These actions included a shift in composition of the executive leadership team as well as certain changes within the corporate and regional management teams.
The charges incurred during 2016 related to the buyout of a lease on a previously closed facility, ongoing maintenance expense of facilities closed as a result of prior actions and severance charges to reduce fixed costs. Additionally, we recorded a $15 million impairment charge upon classifying our remaining Brazilian operations as held for sale. During 2018, we reclassified the Brazilian operations as held and used.
Liquidity and Capital Resources
General
We generally expect to fund expenditures for operations, administrative expenses, capital expenditures, and debt service obligations with internally generated funds from operations and we generally expect to satisfy working capital needs from time-to-time with borrowings under our revolving credit facility or cash on hand. As of December 31, 2018, we had available liquidity of  $259.9 million, which we believe is adequate to fund our working capital requirements for at least the next twelve months. We believe that we will be able to meet our debt service obligations and fund operating requirements for at least the next twelve months with cash flow from operations, cash on hand, potential operating lease arrangements, and borrowings under our revolving credit facility.
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
Cash Flows and Working Capital
The following table shows the components of our cash flows from continuing operations for the periods presented (in millions):
	Year Ended December 31,
	2018	2017	2016
Net cash provided by/(used in):
Operating activities	$98.2	$127.0	$97.2
Investing activities	(63.9)	(51.3)	(67.6)
Financing activities	(60.5)	(28.4)	(75.3)
Net Cash Provided by Operating Activities
During the year ended December 31, 2018, we generated $98.2 million of cash flow from operations, compared with $127 million during the year ended December 31, 2017. The decrease in cash provided was attributable primarily to lower tooling reimbursements from customers.
During the year ended December 31, 2017, we generated $127 million of cash flow from operations, compared with $97.2 million during the year ended December 31, 2016. The primary reasons for this increase were increased pre-tax earnings and a favorable net tooling position.

Net Cash Used in Investing Activities
Net cash utilized in investing activities was $63.9 million during 2018, compared to $51.3 million during 2017. The $12.6 million increase in cash utilized was attributable primarily to higher capital expenditures for new programs and lower proceeds received from the sale of our Chinese joint ventures compared to 2017, offset partially by the net proceeds received for the sale-leaseback of one of our manufacturing facilities.
Net cash utilized in investing activities was $51.3 million during 2017, compared to $67.6 million during 2016. The $16.3 million decrease in cash utilized reflects decreased capital expenditures, related primarily to the timing of program launches, and the proceeds received from the sale of a China joint venture.
Net Cash Used In Financing Activities
Net cash used in financing activities was $60.5 million during 2018 compared to $28.4 million during 2017. The $32.1 million increase in cash utilized was attributable primarily to the $50 million repayment of our Term Loan Credit Facility offset partially by lower borrowings on our other debt instruments in 2018.
Net cash used in financing activities was $28.4 million during 2017, compared to $75.3 million during 2016. The $46.9 million decrease in cash utilized was attributable primarily to the non-recurrence of a $50 million repayment on the Term Loan Credit facility during the first quarter of 2016 and lower treasury stock purchases during 2017.
Working Capital
We manage our working capital by monitoring key metrics principally associated with inventory, accounts receivable, and accounts payable. Our quarterly average inventory days on hand increased from 19 days during the fourth quarter of 2017 to 20 days during the fourth quarter of 2018; and our inventory increased from $57.5 million at December 31, 2017 to $69.4 million at December 31, 2018, reflecting primarily the ramp up of production on recently awarded business.
Our accounts receivable balance decreased from $124 million as of December 31, 2017 to $113.1 million as of December 31, 2018. The decreased accounts receivable reflects primarily timing of revenue within the fourth quarter.
Our accounts payable balance decreased from $213.3 million as of December 31, 2017 to $188.8 million as of December 31, 2018. The change reflects primarily a decrease due to the timing of payments related to capital expenditures and customer-owned tooling and a decrease of trade accounts payable.
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
Our working capital is also impacted by our net position in regard to tooling owned by our customers. Tooling costs represent costs incurred by us in the development of new tooling used in the manufacture of our products. Generally, when a customer awards a contract to us, the customer agrees to reimburse us for certain of our tooling costs. As the tooling is developed, we experience cash outflows because we bear the costs and we typically do not receive reimbursement from our customers until the manufacture of the particular program commences. This timing delay causes our working capital to fluctuate between periods due to the timing of the cash inflows and outflows. We define our net tooling position as tooling in progress (see Note 3 of our Consolidated Financial Statements) plus accounts receivable related to tooling less accounts payable related to tooling. During 2018 our net tooling position increased by $3.2 million from $11.8 million at December 31, 2017 to $15 million at December 31, 2018. This increase reflects spending on customer-owned tooling that exceeded reimbursements from customers.
On December 31, 2018 and 2017, we had working capital balances (excluding discontinued operations held for sale) of  $1 million and $29.6 million, respectively.

Sources and Uses of Liquidity
Our available liquidity at December 31, 2018 was $259.9 million, which consisted of  $68.1 million of cash on hand, and unutilized borrowing availability under our U.S. credit facilities of  $191.8 million. A portion of our cash balance is located at foreign subsidiaries and is presently being used to fund operations at and investment in those locations. As of December 31, 2017 and 2016, we had available liquidity of approximately $288.3 million and $240 million, respectively, excluding the cash and unutilized borrowing availability at our discontinued operations.
As of December 31, 2018, we had short-term debt of  $4.1 million, of which $3.6 million related to current maturities of our Term Loan Credit Facility and $0.5 million related to debt in Brazil. Historically, we have been successful in renewing the Brazil debt as it becomes due, but we cannot provide assurance that this debt will continue to be renewed or, if renewed, that this debt will continue to be renewed under the same terms.
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
Pursuant to the Board of Directors’ declaration on October 16, 2015, the Company commenced payment of a quarterly dividend of  $0.10 per common share. This dividend was raised to $0.11 per common share on October 21, 2016, $0.12 per common share on October 20, 2017, and $0.13 per common share on October 18, 2018. During the years ended December 31, 2018, 2017, and 2016, the Company paid dividends of  $10.1 million, $9.2 million, and $8.6 million, respectively.
As noted above, on June 17, 2016, the Company announced its Board of Directors’ authorization to repurchase up to $100 million of the Company’s issued and outstanding common stock from time to time in the open market, or in privately negotiated transactions. As of December 31, 2018, 829,648 shares have been purchased under the Repurchase Program at an aggregate cost of  $18.9 million with no additional shares being purchased under that program during the year ended December 31, 2018.
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
	Year Ended December 31,
	2018	2017	2016
Net cash provided by continuing operating activities	$98.2	$127.0	$97.2
Cash disbursed for purchases of property, plant, and equipment, net	(83.1)	(67.2)	(72.2)
Free cash flow	$15.1	$59.8	$25.0

Free cash flow was $15.1 million during 2018, compared to $59.8 million during 2017. The $44.7 million decrease in free cash flow reflects primarily lower tooling reimbursements from customers, higher capital spending, and higher lease payments related to certain manufacturing equipment, offset partially by higher adjusted EBITDA.

Free cash flow was $59.8 million during 2017, compared to $25 million during 2016. The $34.8 million increase in free cash flow reflects primarily a favorable fluctuation in our net tooling position, higher adjusted EBITDA, and lower capital spending.
Debt
As of December 31, 2018, we had outstanding indebtedness of approximately $298.6 million, which consisted of the following:
•
$303.5 million (net of a $1.7 million discount) indebtedness outstanding under our Term Loan Credit Facility

•
$1.1 million of foreign subsidiary indebtedness

•
$6 million of debt issue costs netted against our indebtedness

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
On December 14, 2018, we amended the Third Term Loan Amendment by entering into a Consent and Amendment (the “Term Loan Agreement”), pursuant to which, among other things, substantially simultaneously with the consummation of the sale of our European operations, we shall prepay outstanding Loans (as defined in the Term Loan Agreement) in an aggregate principal amount of  $50 million in accordance with the Term Loan Agreement.
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
Amended Revolving Credit Facility
On September 17, 2014, we entered into a Third Amended and Restated Revolving Credit and Guaranty Agreement (“Third Amended Revolving Credit Facility Agreement”), by and among Tower Automotive

Holdings USA, LLC, the Company, Tower Automotive Holdings I, LLC, Tower Automotive Holdings II(a), LLC, Tower Automotive Holdings II(b), LLC, the subsidiary guarantors named therein, the financial institutions from time to time party thereto as Lenders, and JPMorgan Chase Bank, N.A. as Issuing Lender, as Swing Line Lender, and as Administrative Agent for the Lenders. The Third Amended Revolving Credit Facility Agreement amended and restated, in its entirety, the Second Amended Revolving Credit Facility Agreement, dated as of June 19, 2013, by and among Tower Automotive Holdings USA, LLC (“the Borrower”), its domestic affiliate and domestic subsidiary guarantors named therein, and the lenders party thereto, and the Agent. The Third Amended Revolving Credit Facility Agreement provided for a cash flow revolving credit facility (the “Amended Revolving Credit Facility”) in the aggregate amount of up to $200 million. The Third Amended Revolving Credit Facility Agreement also provided for the issuance of letters of credit in an aggregate amount not to exceed $50 million, provided that the total amount of credit (inclusive of revolving loans and letters of credit) extended under the Third Amended Revolving Credit Facility Agreement was subject to an overall cap, on any date, of  $200 million.
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
The Fourth Amended Revolving Credit Facility Agreement amended and restated, in its entirety, the Third Amended Revolving Credit Facility Agreement, dated as of September 17, 2014, by and among the Borrower, its domestic affiliate and domestic subsidiary guarantors named therein, and the lenders party thereto, and the Agent. The Fourth Amended Revolving Credit Facility Agreement provides for a cash flow revolving credit facility (the “Amended Revolving Credit Facility”) in the aggregate amount of up to $200 million. The Fourth Amended Revolving Credit Facility Agreement also provides for the issuance of letters of credit in an aggregate amount not to exceed $30 million, provided that the total amount of credit (inclusive of revolving loans and letters of credit) extended under the Fourth Amended Revolving Credit Facility Agreement is subject to an overall cap, on any date, of  $200 million. We may request the issuance of Letters of Credit denominated in Dollars or Euros. As of December 31, 2018, we had no borrowings outstanding under our Amended Revolving Credit Facility and $8.2 million of letters of credit outstanding under the Fourth Amended Revolving Credit Facility Agreement. Thus, we could have borrowed an additional $191.8 million under the Fourth Amended Revolving Credit Facility Agreement as of December 31, 2018, calculated as follows (in millions):

Total Revolving Credit Commitment	$200.0
Letter of credit outstanding	(8.2)
Availability on Fourth Amended Revolving Credit Facility Agreement	$191.8

Advances under the Amended Revolving Credit Facility bear interest at an alternate base rate plus a base rate margin or LIBOR plus a Eurodollar margin. The applicable margins are determined by the Company’s Total Net Leverage Ratio (as defined in the Fourth Amended Revolving Credit Facility Agreement). As of December 31, 2018, the applicable margins were 1% per annum and 2% per annum for base rate and LIBOR based borrowings, respectively. Borrowings outstanding under our Amended Revolving Credit Facility may vary significantly from time to time, depending on our cash needs at any given time. Our Amended Revolving Credit Facility matures on March 7, 2022.
On December 14, 2018, we amended the Fourth Amended Revolving Credit Facility Agreement by entering into a Consent and Amendment (the “Revolver Amendment”), pursuant to which, among other things, substantially simultaneously with the consummation of the sale of our European operations, extends the expiration date for the Fourth Amended Revolving Credit Facility Agreement to March 7, 2023.

Our Fourth Amended Revolving Credit Facility Agreement contains customary covenants applicable to certain of our subsidiaries, including financial maintenance covenant ratios requiring the Borrower and the Guarantors to maintain a ratio, as of the last day of any fiscal quarter, of  (i) consolidated adjusted EBITDA to consolidated interest charges of not less than 2.75 to 1.00 on a rolling four quarter basis; and (ii) total net debt to consolidated adjusted EBITDA not to exceed 3.50 to 1.00 on a rolling four quarter basis.
Foreign Subsidiary Indebtedness
Our foreign subsidiary indebtedness consists of borrowings in Brazil.
Capital and Operating Leases
We maintain capital leases primarily for a manufacturing facility and certain manufacturing equipment. We have several operating leases, including leases for office and manufacturing facilities, as well as certain equipment, with lease terms expiring between the years 2019 and 2026. As of December 31, 2018, our total future operating lease payments amounted to $340.2 million. As of December 31, 2018, we were committed to making lease payments during 2019 of not less than $42.3 million on our operating leases.
Beginning in 2019, FASB ASC No. 842, Leases, will change the financial reporting for leases. Certain of our manufacturing equipment leases currently classified as operating leases will be considered financing leases under the new standard which will require us to record the right-of-use (“ROU”) asset as additional property, plant, and equipment and the associated liability as lease debt. As of December 31, 2018 and 2017 the ROU asset and liability associated with these leases would be approximately $157 million and $72 million, respectively.
In addition, we have numerous real estate and equipment leases currently classified as operating that will continue to be classified as operating under the new standard. We estimate that the ROU asset and lease liability associated with these leases will be approximately $100 million, and is estimated to increase approximately $10 million during the first quarter of 2019 upon the extension of certain leases of production facilities.
Capital Expenditures
In general, we are awarded new automotive business two to three years prior to the launch of a particular program. During the pre-launch period, we typically invest significant resources in the form of capital expenditures for the purchase and installation of the machinery and equipment necessary to manufacture the awarded products. Capital expenditures for the years ended December 31, 2018 and 2017 were $83.1 million and $67.2 million, respectively. The increase reflects primarily the timing of customer program launches. Our capital spending for 2019 is expected to be approximately $110 million.
Off-Balance Sheet Obligations
In addition to the operating leases described above, our off-balance sheet obligations consist of obligations under our Fourth Amended Revolving Credit Facility. As of December 31, 2018, letters of credit outstanding were $8.2 million under our Fourth Amended Revolving Credit Facility.
Covenants
As of December 31, 2018, the Company was in compliance with all financial covenants that govern its credit agreements.
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
	As of December 31,
	2018	2017	2016
Total debt, including capital leases and net of debt issue costs	$298.6	$350.8	$359.8
Less: Cash and cash equivalents	(68.1)	(96.3)	(49.0)
Net debt	$230.5	$254.4	$310.8

As of December 31, 2018, our net debt was $230.5 million, compared to $254.4 million as of December 31, 2017. The $23.9 million change reflects primarily favorable free cash flow and cash received from the sale-leaseback of one of our manufacturing facilities, offset partially by the remittance of dividends to our shareholders.
As of December 31, 2016, our net debt was $310.8 million. The $56.4 million change from 2016 to 2017 reflects primarily favorable free cash flow and proceeds received from the sale of our discontinued operations, offset partially by the remittance of dividends to our shareholders and debt issuance costs.
Contractual Obligations and Commercial Commitments
Our contractual obligations and commercial commitments as of December 31, 2018 are summarized below (in millions):
Contractual Obligations	Total	Less than 1 Year	2 – 3 Years	4 – 5 Years	After 5 Years
Long-term debt (including current portion):
Term Loan Credit Facility	$303.5	$3.6	$7.2	$7.2	$285.5
Other subsidiary indebtedness	1.0	0.5	0.5	—	—
Cash interest payments	81.5	16.0	31.3	30.5	3.7
Pension contributions(a)	31.6	5.9	13.4	10.9	1.4
Expected tax payments(b)	4.5	—	0.1	—	4.4
Capital and tooling purchase obligations(c)	112.9	112.9	—	—	—
Operating leases	340.2	42.3	97.0	89.0	111.9
Total contractual obligations at December 31, 2018	$875.2	$181.2	$149.5	$137.6	$406.9

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
At December 31, 2018 and 2017, our derivative financial instruments include interest rate and cross currency swaps. These instruments are recorded in other assets, net or other non-current liabilities in our Consolidated Balance Sheets and the fair value is measured using Level 2 observable inputs such as foreign currency exchange rates, swap rates, cross currency basis swap spreads and interest rate spreads. At December 31, 2018, the foreign currency exchange hedge (net investment hedge of our European subsidiaries) and the interest rate swap had liability fair values of  $19.9 million and $5 million, respectively. At December 31, 2017, the foreign currency exchange hedge (net investment hedge of our European subsidiaries) had a liability fair value of  $27 million. The interest rate swap had a liability fair value of  $8.9 million. Refer to Note 7 to our Consolidated Financial Statements for further information regarding derivatives.
Goodwill
Goodwill represents the excess of the cost of an acquisition over the fair value of net assets acquired. Goodwill is not amortized, but it is tested for impairment on, at a minimum, an annual basis. In accordance with FASB ASC No. 350, Intangibles — Goodwill and Other, we qualitatively assess the goodwill assigned to each of our reporting units annually at year-end. This qualitative assessment evaluates various factors, such as macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, and other relevant events, that may impact a reporting unit’s fair value. Using this qualitative assessment, we determine whether it is more-likely-than-not that the reporting unit’s fair value exceeds its carrying value. If it is determined that it is not more-likely-than-not that the reporting unit’s fair value exceeds the carrying value, we perform a quantitative goodwill impairment analysis by comparing the carrying amount of the reporting unit to its fair value. We will also test goodwill for impairment when an event occurs or circumstances change such that it is reasonably possible that impairment may exist.
The evaluation of goodwill for possible impairment includes estimating the fair market value of each of the reporting units which have goodwill associated with their operations using discounted cash flow and multiples of cash earnings valuation techniques, plus valuation comparisons to recent public sale transactions of similar businesses, if any. These valuation methods require us to make estimates and assumptions regarding future operating results, cash flows, changes in working capital and capital expenditures, selling prices, profitability, and the cost of capital. Although we believe that the estimates and assumptions used were reasonable, actual results could differ from those estimates and assumptions.

The results of our 2018 and 2017 annual goodwill impairment analysis indicated that the fair values of our continuing operations were substantially in excess of carrying value; thus, no impairment existed at December 31, 2018 or December 31, 2017.
During the fourth quarter of 2018, we entered into an agreement to sell our European operations and recorded a total fair value adjustment of  $44 million, of which $36 million was related to an impairment of goodwill. We performed a quantitative goodwill impairment analysis that determined the carrying value of the Europe reporting unit was less than its estimated fair value. Our European operations are considered held for sale in accordance with FASB ASC No. 360, Property, Plant, and Equipment, and presented as discontinued operations in the Consolidated Financial Statements, in accordance with FASB ASC No. 205, Discontinued Operations.
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
Our Pension Plan and other postretirement costs are calculated based upon a number of actuarial assumptions, most notably the discount rates used to calculate our projected pension benefit obligations in 2018 and 2017, which were 4.09% and 3.42%, respectively, and the discount rates used in the calculation of our postretirement benefit obligations in 2018 and 2017, which were 4.14% and 3.47%, respectively. The discount rates used in the calculations are established based upon the results of a yield curve analysis performed annually by a third party, which calculates a yield to maturity that mirrors the timing and amounts of future benefit payments. The measurement dates of our post retirement plans are December 31 of each year.
The expected long-term rate of return assumptions are based upon modeling studies completed with the assistance of our actuaries and investment consultants. These models take into account inflation, asset class returns, and bond yields for both domestic and foreign markets. These studies, along with the history of returns for the Pension Plan, indicate that expected future returns, weighted by asset allocation, supported an expected long-term asset return assumption of 7.4% for 2018 and 2017.
Based on our assumptions as of December 31, 2018, a change in the discount rate or the expected long-term rate of return assumptions, holding all other assumptions constant, would have the following impact on our projected pension benefit obligation and net periodic benefit cost on an annual basis (in millions):
	Impact on Net Periodic Benefit Cost
	Increase	Decrease
.25% change in discount rate	$0.4	$0.4
.25% change in expected long-term rate of return	(0.5)	0.5
	Impact on Projected Pension Benefit Obligation
	Increase	Decrease
.25% change in discount rate	$(5.2)	$5.4
Our Pension Plan provides benefits for certain current and former U.S. employees. Benefits under the Pension Plan were frozen in October 2006. We incurred expense of  $1.7 million during the year ended December 31, 2018, which includes the actuarial pension loss recorded in the fourth quarter of 2018 of $5.2 million. We recognized income of  $2.9 million during the year ended December 31, 2017. We incurred expenses of  $5.6 million during the year ended December 31, 2016, which includes the actuarial pension loss recorded in the fourth quarter of 2016 of  $8.3 million. We anticipate that we will have approximately $0.8 million of pension income in 2019, excluding any actuarial gain or loss, and we expect to contribute $5.9 million to our Pension Plan in 2019. It is difficult to reliably forecast whether a mark-to-market adjustment for net actuarial gains or losses will be required in 2019 and the amount of such an adjustment, if one is required. Mark-to-market adjustments are primarily driven by events and circumstances beyond our control, including changes in interest rates and the performance of financial markets. To the extent discount rates decrease or the value of our Pension Plan’s investments decrease, mark-to market charges to operations may be recorded during the fourth quarter of 2019, if the actuarial gain or loss is in excess of the corridor.

We anticipate our other post-employment benefit expense to be approximately $0.7 million and we expect to make benefit payments of  $0.6 million in 2019. Refer to Note 9 to our Consolidated Financial Statements for further information regarding pension and other postretirement benefits.
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
Interest Rate Risk
At December 31, 2018, we had total debt, excluding capital leases, of  $298.6 million (net of a $1.7 million discount and $6 million of debt issue costs), consisting of floating rate debt of  $111.5 million (37%) and fixed rate debt of  $187.1 million (63%) taking into account our $186.1 million variable rate to fixed rate swap (See Note 7 of our Consolidated Financial Statements for further information relating to our swaps). Assuming no changes in the monthly average variable rate debt levels of  $146.4 million for the year ended December 31, 2018, we estimate that a hypothetical change of 100 basis points in the LIBOR and alternative base rate would not have a significant impact on interest expense due to the LIBOR floor in our Term Loan.
In addition, we have certain manufacturing equipment leases currently classified as operating leases that will be considered financing leases upon adoption of FASB ASC No. 842, Leases. As of December 31, 2018, the associated lease debt from these leases would have been approximately $157 million. Including this amount, our fixed rate debt would have been approximately 75% and our variable rate debt would have been approximately 25%.
Foreign Exchange Risk
A portion of our revenues is derived from manufacturing operations in Mexico and Brazil. The results of operations and financial condition of our non-United States businesses are principally measured in their respective local currency and translated into U.S. dollars. The effects of foreign currency fluctuations in Mexico and Brazil are mitigated by the fact that expenses are generally incurred in the same currency in which revenues are generated, since we strive to manufacture our products in close proximity to our customers. Nevertheless, the reported income of our foreign subsidiaries will be higher or lower depending on a weakening or strengthening of the U.S. dollar against the respective foreign currencies.
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
Our strategy for managing currency risk relies primarily upon conducting business in a foreign country in that country’s currency. We may, from time to time, also participate in hedging programs intended to reduce our exposure to currency fluctuations (See Note 7 of our Consolidated Financial Statements for further information relating to our swaps). We believe that the effect of a 100 basis point movement in foreign currency rates against the U.S. dollar would not have materially impacted the results of our operations, our cash flows, or our stockholders’ equity for the year ended December 31, 2018.
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
Livonia, MI
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Tower International, Inc. and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income/(loss), equity/(deficit), and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2019 expressed an unqualified opinion on the Company’s internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
February 27, 2019
We have served as the Company’s auditor since 2002.

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)
	December 31, 2018	December 31, 2017
ASSETS
Cash and cash equivalents	$68,066	$96,313
Accounts receivable, net of allowance of $823 and $556	113,128	123,958
Inventories (Note 3)	69,434	57,495
Assets held for sale (Note 5)	431,613	517,783
Prepaid tooling, notes receivable, and other	27,552	43,986
Total current assets	709,793	839,535
Property, plant, and equipment, net	347,803	323,199
Goodwill (Note 3)	7,453	7,424
Deferred tax asset	82,832	82,077
Other assets, net	22,511	8,638
Total assets	$1,170,392	$1,260,873
LIABILITIES AND EQUITY
Short-term debt (Note 6)	$4,148	$4,744
Accounts payable	188,760	213,333
Accrued liabilities	84,306	74,040
Liabilities held for sale (Note 5)	167,882	210,905
Total current liabilities	445,096	503,022
Long-term debt, net of current maturities (Note 6)	294,457	346,011
Pension liability (Note 9)	45,762	47,813
Other non-current liabilities	84,163	94,155
Total non-current liabilities	424,382	487,979
Total liabilities	869,478	991,001
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 authorized and 0 issued and outstanding	—	—
Common stock, $0.01 par value, 350,000,000 authorized, 22,400,074 issued and 20,606,736 outstanding at December 31, 2018, and 22,317,671 issued and 20,542,397 outstanding at December 31, 2017	224	223
Additional paid in capital	347,816	344,153
Treasury stock, at cost, 1,793,338 and 1,775,274 shares as of December 31, 2018 and December 31, 2017	(36,882)	(36,408)
Retained earnings	64,676	29,712
Accumulated other comprehensive loss (Note 3)	(74,920)	(67,808)
Total stockholders’ equity	300,914	269,872
Total liabilities and stockholders’ equity	$1,170,392	$1,260,873

The accompanying notes are an integral part of these Consolidated Financial Statements.

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share amounts)
	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
Revenues (Note 3)	$1,571,853	$1,382,474	$1,319,046
Cost of sales	1,377,955	1,193,311	1,144,914
Gross profit	193,898	189,163	174,132
Selling, general, and administrative expenses	89,527	87,756	102,058
Amortization expense (Note 3)	435	443	449
Restructuring and asset impairment charges, net (Note 4)	3,380	9,098	20,913
Operating income	100,556	91,866	50,712
Interest expense	19,856	10,882	18,259
Interest income	1,058	1,138	1,097
Net periodic benefit income/(expense)	(2,403)	2,245	(6,324)
Other expense	977	575	4,754
Income before provision for income taxes and income/(loss) from discontinued operations	78,378	83,792	22,472
Provision for income taxes (Note 8)	1,259	44,089	8,768
Income from continuing operations	77,119	39,703	13,704
Income/(loss) from discontinued operations, net of tax (Note 5)	(28,219)	8,032	25,576
Net income	48,900	47,735	39,280
Less: Net income attributable to noncontrolling interests	—	110	701
Net income attributable to Tower International, Inc.	$48,900	$47,625	$38,579
Weighted average basic shares outstanding	20,591,674	20,498,668	20,864,321
Weighted average diluted shares outstanding	20,996,068	20,828,888	21,222,183
Basic income per share attributable to Tower International, Inc. (Note 10):
Income per share from continuing operations	$3.75	$1.93	$0.62
Income/(loss) per share from discontinued operations	(1.38)	0.39	1.23
Income per share	2.37	2.32	1.85
Diluted income per share attributable to Tower International, Inc. (Note 10):
Income per share from continuing operations	$3.67	$1.90	$0.61
Income/(loss) per share from discontinued operations	(1.34)	0.39	1.21
Income per share	2.33	2.29	1.82
The accompanying notes are an integral part of these Consolidated Financial Statements.

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(Amounts in thousands)
	Year Ended December 31,
	2018	2017	2016
Net income	$48,900	$47,735	$39,280
Other comprehensive income/(loss), net of tax
Foreign currency translation adjustments, net of tax expense/(benefit) of $1.8 million, ($10 million), and $2.5 million	(14,784)	19,602	(4,401)
Change in defined benefit plans net of tax expense/(benefit) of ($0.1) million, $0.8 million, and $0.7 million	64	723	1,030
Unrealized gain/(loss) on qualifying cash flow hedge, net of tax expense/(benefit) of $1.3 million, ($2.8 million), and $0 million	3,760	(4,698)	—
Other comprehensive income/(loss), net of tax	(10,960)	15,627	(3,371)
Comprehensive income	37,940	63,362	35,909
Less: Comprehensive income attributable to noncontrolling interests	—	162	221
Comprehensive income attributable to Tower International, Inc.	$37,940	$63,200	$35,688

The accompanying notes are an integral part of these Consolidated Financial Statements.

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
	Year Ended December 31,
	2018	2017	2016
OPERATING ACTIVITIES:
Net income	$48,900	$47,735	$39,280
Less: Income/(loss) from discontinued operations, net of tax	(28,219)	8,032	25,576
Income from continuing operations	77,119	39,703	13,704
Adjustments required to reconcile income from continuing operations to net cash provided by continuing operating activities:
Non-cash restructuring and asset impairment charges, net	—	—	15,000
Deferred income tax provision	(3,334)	41,702	6,547
Depreciation and amortization	54,815	50,471	47,861
Non-cash share-based compensation	3,413	2,219	2,455
Pension income, net of contributions	(4,270)	(11,512)	(1,999)
Change in working capital and other operating items	(29,496)	4,408	13,608
Net cash provided by continuing operating activities	$98,247	$126,991	$97,176
INVESTING ACTIVITIES:
Cash disbursed for purchases of property, plant, and equipment, net	$(83,141)	$(67,240)	$(72,194)
Proceeds from disposition of China joint ventures, net	4,314	15,944	4,546
Net proceeds from sale of property, plant, and equipment	14,883	—	—
Net cash used in continuing investing activities	$(63,944)	$(51,296)	$(67,648)
FINANCING ACTIVITIES:
Proceeds from borrowings	$104,303	$485,368	$494,442
Repayments of borrowings	(104,508)	(498,553)	(491,849)
Voluntary repayments on Term Loan Credit Facility	(50,000)	—	(50,000)
Debt financing costs	—	(4,747)	—
Original issuance discount	—	(1,808)	—
Dividend payment to Tower shareholders	(10,088)	(9,221)	(8,570)
Proceeds from stock options exercised	251	1,313	305
Purchase of treasury stock	(474)	(763)	(19,578)
Net cash used in continuing financing activities	$(60,516)	$(28,411)	$(75,250)
Discontinued operations:
Net cash from discontinued operating activities	$74,455	$26,645	$61,117
Net cash used in discontinued investing activities	(47,587)	(39,504)	(47,678)
Net cash from/(used in) discontinued financing activities	(26,456)	8,649	(11,347)
Net cash from/(used in) discontinued operations	$412	$(4,210)	$2,092
Effect of exchange rate changes on continuing cash and cash equivalents	$(2,446)	$4,256	$(623)
NET CHANGE IN CASH AND CASH EQUIVALENTS	$(28,247)	$47,330	$(44,253)
CASH AND CASH EQUIVALENTS:
Beginning of period	$96,313	$48,983	$93,236
End of period	$68,066	$96,313	$48,983
Supplemental Cash Flow Information:
Interest paid, net of amounts capitalized	$20,949	$20,553	$17,217
Income taxes paid	5,665	2,580	2,255
Non-cash Investing Activities:
Capital expenditures in liabilities for purchases of property, plant, and equipment	$19,399	$9,746	$6,372
The accompanying notes are an integral part of these Consolidated Financial Statements.

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY/(DEFICIT)
(Amounts in thousands, except per share data)
	Common Stock Units/Shares	Amount	Additional Paid-in Capital	Treasury Stock	Retained Earnings/ (Deficit)	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity Attributable to Tower International, Inc.	Noncontrolling Interest Amount	Total Equity
Balance at December 31, 2015	21,111,610	$220	$337,864	$(16,067)	$(44,030)	$(80,492)	$197,495	$9,224	$206,719
Net income	—	—	—	—	38,579	—	38,579	701	39,280
Other comprehensive income/(loss)	—	—	—	—	—	(2,891)	(2,891)	(480)	(3,371)
Total comprehensive income	—	—	—	—	—	—	35,688	221	35,909
Vesting of RSUs	77,912	1	(1)	—	—	—	—	—	—
Stock options exercised	25,670	—	305	—	—	—	305	—	305
Treasury stock	(856,061)	—	—	(19,578)	—	—	(19,578)	—	(19,578)
Share-based compensation expense	—	—	2,455	—	—	—	2,455	—	2,455
Dividend paid	—	—	—	—	(8,570)	—	(8,570)	—	(8,570)
Noncontrolling interest sold	—	—	—	—	—	—	—	—	—
Noncontrolling interest dividends – Wuhu	—	—	—	—	—	—	—	(3,301)	(3,301)
Balance at December 31, 2016	20,359,131	$221	$340,623	$(35,645)	$(14,021)	$(83,383)	$207,795	$6,144	$213,939
Net income	—	—	—	—	47,625	—	47,625	110	47,735
Other comprehensive income/(loss)	—	—	—	—	—	15,575	15,575	52	15,627
Total comprehensive income	—	—	—	—	—	—	63,200	162	63,362
Vesting of RSUs	101,478	1	(1)	—	—	—	—	—	—
Stock options exercised	108,791	1	1,312	—	—	—	1,313	—	1,313
Treasury stock	(27,003)	—	—	(763)	—	—	(763)	—	(763)
Share-based compensation expense	—	—	2,219	—	—	—	2,219	—	2,219
Dividend paid	—	—	—	—	(9,221)	—	(9,221)	—	(9,221)
Noncontrolling interest sold	—	—	—	—	—	—	—	(6,306)	(6,306)
Cumulative effect of the adoption of ASU No. 2016-09	—	—	—	—	5,329	—	5,329	—	5,329
Balance at December 31, 2017	20,542,397	$223	$344,153	$(36,408)	$29,712	$(67,808)	$269,872	$—	$269,872
Net income	—	—	—	—	48,900	—	48,900	—	48,900
Other comprehensive income/(loss)	—	—	—	—	—	(10,960)	(10,960)	—	(10,960)
Total comprehensive income	—	—	—	—	—	—	37,940	—	37,940
Vesting of RSUs	62,225	1	(1)	—	—	—	—	—	—
Stock options exercised	20,178	—	251	—	—	—	251	—	251
Treasury stock	(18,064)	—	—	(474)	—	—	(474)	—	(474)
Share-based compensation expense	—	—	3,413	—	—	—	3,413	—	3,413
Dividend paid	—	—	—	—	(10,088)	—	(10,088)	—	(10,088)
Cumulative effect of the adoption of ASU No. 2017-12	—	—	—	—	(3,848)	3,848	—	—	—
Balance at December 31, 2018	20,606,736	$224	$347,816	$(36,882)	$64,676	$(74,920)	$300,914	$—	$300,914

The accompanying notes are an integral part of these Consolidated Financial Statements.

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Nature of Business
Tower International, Inc. and its subsidiaries (collectively referred to as the “Company” or “Tower International”), is a leading integrated manufacturer of engineered automotive structural metal components and assemblies, primarily serving original equipment manufacturers (“OEMs”), including Ford, Fiat-Chrysler, Nissan, Toyota, BMW, Volkswagen Group, and Honda. Products include body structures, assemblies and other chassis, structures, and lower vehicle systems and suspension components for small and large cars, crossovers, pickups, and sport utility vehicles. Including both wholly owned subsidiaries and majority owned subsidiaries, the Company has strategically located production facilities in the United States, Mexico, and Brazil, supported by engineering and sales locations in the United States, Brazil, Japan, China, and India.
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
The results of the Company’s European operations, along with the Company’s Tower Automotive Company, Ltd. (“Wuhu”) and Tower DIT Automotive Products Co., Ltd. (“Ningbo”) joint ventures in China are presented as discontinued operations in the Company’s Consolidated Financial Statements, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 205, Discontinued Operations. Refer to Note 5 for additional information regarding the Company’s discontinued operations.
The results of the Company’s Brazilian operations are no longer presented as discontinued operations since these operations are considered held and used in accordance with FASB ASC 360, Property, Plant, & Equipment.
Accounting Pronouncements
Recently Adopted
Revenue Recognition
On May 28, 2014, the FASB issued Accounting Standard Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU outlines a single comprehensive model for entities to utilize to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that will be received in exchange for the goods and services. Additional disclosures are also required to enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In 2016, the FASB issued ASU No. 2016-08, ASU No. 2016-10, ASU No. 2016-12, and ASU No. 2016-20, all of which amend the implementation guidance and illustrations in the new revenue standard.
The Company implemented the new standard effective January 1, 2018 using the modified retrospective approach. Implementation of the standard did not have a material impact on the Company’s Consolidated Financial Statements as the Company’s method for recognizing revenue subsequent to the implementation

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of ASC No. 606 does not vary significantly from its revenue recognition practices under the prior revenue standard. The Company has included the additional disclosures required by the ASUs above (Refer to Note 3).
Retirement Benefits
On March 10, 2017, the FASB issued ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This ASU is designed to increase the transparency and usefulness of information about defined benefit costs for pension plans and other post-retirement benefit plans presented in employer financial statements. Effective October 1, 2006, the Company’s pension plan was frozen and the Company ceased accruing any additional benefits. The Company adopted the new standard effective January 1, 2018 and applied the guidance retrospectively, as required. As a result of adoption, the Company’s net periodic pension cost and net periodic postretirement benefit cost are reported within net periodic benefit income on the Consolidated Statement of Operations. The Company has included the disclosures required by ASU No. 2017-07.
Hedge Accounting
On August 28, 2017, the FASB issued ASU No. 2017-12, Targeted Improvements to Accounting for Hedging Activities. This ASU is designed to better align hedge accounting with an organization’s risk management activities in the financial statements. In addition, this ASU simplifies the application of hedge accounting guidance in areas where practice issues exist. The Company early adopted this ASU as of January 1, 2018. Upon adoption, the Company recorded a cumulative effect adjustment of  $5.1 million and corresponding tax effect adjustment of  $1.3 million to Accumulated Other Comprehensive Income (“AOCI”) from accumulated earnings. This adjustment is intended to ensure that the resulting AOCI balance represents the cumulative change in the hedging instruments’ fair value since hedge inception, less any amounts that should have been recognized in earnings under this ASU. Going forward, the earnings effect of the hedged items will be recorded in the same line item in the Consolidated Statements of Operations in which the earnings effect of the hedged item is reported when the hedged item affects earnings.
Goodwill Impairment
On January 26, 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment. This ASU simplifies the accounting for goodwill impairments by eliminating step 2 from the goodwill impairment test, and is effective for annual and any interim impairment tests for periods beginning after December 15, 2019. Early adoption of the ASU is allowed for all entities beginning with any goodwill impairment test occurring and performed after January 1, 2017. The Company adopted this standard during 2018 and utilized the standard for its goodwill impairment test that was performed during the fourth quarter of 2018. Refer to Note 3 for results of the testing performed.
Pending Adoption
Leases
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This ASU introduces a lessee model that brings most leases on the balance sheet. The new standard establishes a right-of-use model (“ROU”) that requires a lessee to recognize an ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as financing or operating, with balance sheet classification affecting the pattern and classification of expense recognition in the income statement. Subsequent to initial issuance of ASU No. 2016-02, the FASB has issued numerous ASU’s that contain targeted improvements to the original standard.
This ASU is effective for annual periods beginning after December 15, 2018, and interim periods within those fiscal years. The Company expects to adopt the new standard on its effective date. The new standard allows for two different transition approaches that are required for leases existing at, or entered into after,

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the beginning of the earliest comparative period presented in the Consolidated Financial Statements. The Company will utilize the transition method that allows entities to initially apply the new lease standard at the adoption date (January 1, 2019) and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company estimates that it will record a cumulative effect adjustment of approximately $6 million.
The new standard also provides certain practical expedients for an entity’s ongoing accounting. The Company does not expect to utilize the package of practical expedients available. However, the Company currently expects to elect the short-term lease recognition exemption for all leases that qualify, which means the Company will not recognize ROU assets or lease liabilities for short-term leases.
The Company expects that this standard will have a material effect on its Consolidated Financial Statements. To assess the impact of the new standard, the Company has reviewed all leasing agreements, reassessed the classification of its leases, evaluated significant contracts for embedded leases, and compared its historical accounting policies and practices to the requirements of the new standard. The Company is currently evaluating whether certain customer contracts contain embedded leases.
Based on the assessments performed thus far, the Company believes that it has certain manufacturing equipment leases currently classified as operating leases that will be classified as finance leases under the new standard. As of December 31, 2018 and 2017, the Company estimates that the ROU asset and liability associated with these leases would be approximately $157 million and $72 million, respectively. This estimate is based upon the present value of the remaining minimum lease payments for equipment that is subject to lease agreements as of December 31, 2018 and 2017.
In addition, the Company has numerous real estate and equipment leases currently classified as operating that the Company believes will continue to be classified as operating under the new standard. The Company estimates that the ROU assets and lease liabilities associated with these leases will be approximately $100 million.
There are certain considerations related to internal control over financial reporting that are associated with implementing the new guidance under ASC No. 842 and the Company is currently implementing the necessary changes to its control framework. Disclosure requirements under the new guidance in ASC No. 842 have been significantly expanded in comparison to the disclosure requirements under the current guidance. The Company is currently concluding its assessment of the new disclosure requirements and is in the process of drafting disclosures for both interim and annual periods in 2019 under ASC No. 842.
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

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
d. Inventories
Inventories are stated at the lower of cost or net realizable value. Cost is determined by the first-in, first-out method. Maintenance, repair, and non-productive inventory, which are considered consumables, are expensed when acquired and included in the Consolidated Statements of Operations as cost of sales. Inventories consist of the following (in thousands):
	December 31, 2018	December 31, 2017
Raw materials	$29,752	$23,566
Work in process	13,008	12,914
Finished goods	26,674	21,015
Total inventory	$69,434	$57,495

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The components of capitalized tooling costs are as follows (in thousands):
	December 31, 2018	December 31, 2017
Customer-owned tooling, net	$14,758	$33,332
Company-owned tooling	507	277
Total tooling, net	$15,265	$33,609

Any gain recognized, which is defined as the excess of reimbursement over cost, is amortized over the life of the program. If estimated costs are expected to be in excess of reimbursement, a loss is recorded in the period in which the loss is estimated.
f. Property, Plant, and Equipment
Property, plant, and equipment are recorded at cost, less accumulated depreciation. Depreciation expense was $54.4 million, $50 million, and $47.4 million for the years ended December 31, 2018, 2017, and 2016, respectively. Depreciation is computed using the straight-line method over the following estimated useful lives of assets:
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

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property, plant, and equipment consist of the following (in thousands):
	December 31, 2018	December 31, 2017
Cost:
Land	$5,329	$7,383
Buildings and improvements	106,594	118,893
Machinery and equipment	656,084	623,291
Construction in progress	74,490	33,633
Property, plant, and equipment, gross	842,497	783,200
Less: accumulated depreciation	(494,694)	(460,001)
Property, plant, and equipment, net	$347,803	$323,199

The Company recorded capitalized interest on its construction in progress of  $1.7 million, $3.3 million, and $2.2 million during the years ended December 31, 2018, 2017, and 2016, respectively.
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
Asset retirement obligations are included in other non-current liabilities in the Consolidated Balance Sheets. The following table reconciles the Company’s asset retirement obligations as of December 31, 2018 and 2017 (in thousands):
	December 31, 2018	December 31, 2017
Beginning balance	$16,687	$16,676
Liabilities incurred	1,378	3,698
Accretion expense	1,182	1,338
Liabilities settled	—	—
Change in estimate	(4,751)	(5,025)
Ending balance	$14,496	$16,687

The changes in estimate for the years ended December 31, 2018 and 2017 relate primarily to revisions of the expected settlement dates for certain leased facilities.
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

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
i. Goodwill and Other Intangible Assets
Goodwill represents the excess of the cost of an acquisition over the fair value of net assets acquired. Goodwill is not amortized, but it is tested for impairment on, at a minimum, an annual basis. In accordance with FASB ASC No. 350, Intangibles — Goodwill and Other, the Company qualitatively assesses its goodwill assigned to each of its reporting units annually at year-end. This qualitative assessment evaluates various factors, such as macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, and other relevant events, that may impact a reporting unit’s fair value. Using this qualitative assessment, the Company determines whether it is more-likely-than-not that the reporting unit’s fair value exceeds its carrying value. If it is determined that it is not more-likely-than-not that the reporting unit’s fair value exceeds the carrying value, the Company performs a quantitative goodwill impairment analysis by comparing the carrying amount of the reporting unit to its fair value. The Company will also test goodwill for impairment when an event occurs or circumstances change such that it is reasonably possible that impairment may exist.
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
The results of the Company’s 2018 and 2017 annual goodwill impairment analysis for its continuing operations indicated that the fair value of the Company’s reporting unit was in excess of carrying value: thus, no impairment existed at December 31, 2018 and 2017.
The change in the carrying amount of goodwill for the Company’s reportable segment is set forth below (in thousands):
Balance at December 31, 2016	$7,090
Currency translation adjustment	334
Balance at December 31, 2017	7,424
Currency translation adjustment	29
Balance at December 31, 2018	$7,453

During the fourth quarter of 2018, the Company entered into an agreement to sell its European operations (see Note 5) and recorded a total fair value adjustment of  $44 million, of which $36 million was related to an impairment of goodwill. The Company performed a quantitative goodwill impairment analysis that determined the carrying value of the Europe reporting unit was less than its estimated fair value. The

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company’s European operations are considered held for sale in accordance with FASB ASC No. 360, Property, Plant, and Equipment, and presented as discontinued operations in the Consolidated Financial Statements, in accordance with FASB ASC No. 205, Discontinued Operations.
The Company recorded a $3.6 million intangible asset during the third quarter of 2015 related to the acquisition of a facility in Mexico. This intangible asset has a definite life and is being amortized on a straight-line basis over seven years, the estimated life of the related asset, which approximates the recognition of related revenues.
The Company incurred amortization expense related to intangible assets of  $0.4 million, $0.4 million, and $0.4 million for the years ended December 31, 2018, 2017, and 2016, respectively.
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

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Level 3:
Unobservable inputs developed using estimates and assumptions that reflect those that market participants would use.

At December 31, 2018, the carrying value and estimated fair value of the Company’s total debt was $304.6 million and $290.1 million, respectively. At December 31, 2017, the carrying value and estimated fair value of the Company’s total debt was $358.9 million and $361.5 million, respectively. The majority of the Company’s debt at December 31, 2018 and 2017 was comprised of the Term Loan Credit Facility, which can be traded between financial institutions. Accordingly, this debt has been classified as Level 2. The fair value was determined based upon quoted values. The remainder of the Company’s debt, primarily consisting of foreign subsidiary indebtedness, is asset-backed and is classified as Level 3. As this debt carries variable rates and minimal credit risk, the book values approximate the fair values.
The Company has foreign currency exchange hedges and an interest rate swap that were measured at fair value on a recurring basis at December 31, 2018 and 2017. These instruments are recorded in other assets, net or other non-current liabilities in the Company’s Consolidated Balance Sheets and the fair value is measured using Level 2 observable inputs such as foreign currency exchange rates, swap rates, cross currency basis swap spreads and interest rate spreads. At December 31, 2018, the foreign currency exchange hedge (net investment hedge of the Company’s European subsidiaries) and the interest rate swap had liability fair values of  $19.9 million and $5 million respectively. At December 31, 2017, the foreign currency exchange hedge (net investment hedge of our European subsidiaries) and the interest rate swap had liability fair values of  $27 million and $8.9 million, respectively.
The following table provides each major category of assets and liabilities measured at fair value on a nonrecurring basis during the year ended December 31, 2018 (in millions):
	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Total gains/(losses)
	Level 1	Level 2	Level 3
Long-lived assets held for sale	Not applicable	Not applicable	$263.7	$(44.0)
In accordance with FASB ASC No. 360, Property, Plant, & Equipment, the long-lived assets held for sale related to the Company’s European operations, with a carrying amount of  $307.7 million were written down to their fair value of  $263.7 million, resulting in a loss of  $44 million, which was included in the Company’s Consolidated Statements of Operations for the year ended December 31, 2018 as income/(loss) from discontinued operations, net of tax. The fair value of the assets was determined based upon consideration of the negotiated sales price in the sales agreement compared to the carrying value of the European operations. The carrying value also includes the cumulative translation adjustment that will need to be reclassified into earnings.
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
In accordance with FASB ASC No. 360, Property, Plant, & Equipment, the long-lived assets held for sale related to the Ningbo joint venture in China, with a carrying amount of  $4.6 million were written down to their fair value of  $4.3 million, resulting in a loss of  $0.3 million, which was included in the Company’s Consolidated Statements of Operations for the twelve months ended December 31, 2017 as income/(loss) from discontinued operations, net of tax. The fair value of the assets was determined based upon consideration of the negotiated sales price in the sales agreement.

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides each major category of assets and liabilities measured at fair value on a nonrecurring basis during the year ended December 31, 2016 (in millions):
	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Total gains/(losses)
	Level 1	Level 2	Level 3
Long-lived assets held for sale	Not applicable	Not applicable	$4.6	$(3.1)
Asset impairment	Not applicable	Not applicable	18.6	(15.0)
In accordance with FASB ASC No. 360, Property, Plant, & Equipment, the long-lived assets held for sale related to the Ningbo joint venture in China, with a carrying amount of  $7.7 million were written down to their fair value of  $4.6 million, resulting in a loss of  $3.1 million, which was included in the Company’s Consolidated Statements of Operations for the twelve months ended December 31, 2016 as income/(loss) from discontinued operations, net of tax. The fair value of the assets was determined based upon consideration of the negotiated sales price in the sales agreement.
In accordance with FASB ASC No. 360, Property, Plant, & Equipment, the long-lived assets held for sale related to the Company’s remaining Brazilian operations, with a carrying amount of  $33.6 million were written down to their fair value of  $18.6 million, resulting in a loss of  $15 million, which was included in the Company’s Consolidated Statements of Operations for the twelve months ended December 31, 2016 as income/(loss) from discontinued operations, net of tax. This fair value adjustment of  $15 million reflected that upon the sale of the Brazilian operations, the cumulative translation adjustment would be reclassified to earnings. During 2018, the Company reclassified the Brazilian operations as held and used.
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

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Additionally, the Company monitors the aging of uncollected billings and adjusts its accounts receivable allowance on a quarterly basis, as necessary, based upon its evaluation of the probability of collection. The adjustments made by the Company due to the write-off of uncollectible amounts have been immaterial for all periods presented. At December 31, 2018, the Company’s accounts receivable, net of allowances, were $113.1 million and the Company did not have any material unbilled or deferred revenue recorded on the Consolidated Balance Sheet.
For the year ended December 31, 2018, revenue recognized from performance obligations related to prior periods (for example, due to changes in transaction price) was not material.
Revenue expected to be recognized in any future period related to remaining performance obligations, excluding revenue pertaining to contracts that have an original expected duration of one year or less or contracts where revenue is recognized as invoiced, is not material.

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the Company’s customer mix as a percent of revenues for the year ended December 31, 2018:
Customer
Ford	47%
Fiat – Chrysler	22%
Nissan	12%
Toyota	8%
BMW	5%
Volkswagen Group	2%
Honda	2%
Other	2%
Total	100%

The following table summarizes the Company’s vehicle platform mix as a percent of revenues for the year ended December 31, 2018:
Vehicle Platform
SUV	53%
Pickup	27%
Van	4%
MPV	2%
Light trucks	86%
Large Car	7%
Small Car	5%
All Other	2%
Total	100%

Prior to January, 1, 2018, the Company recognized revenue in accordance with FASB ASC No. 605, Revenue Recognition. The Company recognized revenue once the following criteria were met: persuasive evidence of an arrangement existed; delivery had occurred or services had been rendered; the Company’s price to the buyer was fixed or determinable; and collectability was reasonably assured.
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

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in a multitude of jurisdictions across the Company’s operations.
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
n. Segment Reporting
The Company determines its reportable segments based upon the guidance in FASB ASC No. 280, Segment Reporting. The Company defines its operating segments as components of its business where separate financial information is available. Based on these criteria, the Company has determined that it has two operating segments, North America and Brazil, which have been aggregated into one reportable segment.
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

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

q. Share-based Compensation
The Company measures compensation cost arising from the grant of share-based awards to employees at fair value. The Company recognizes such costs in income over the period during which the requisite service is provided. Refer to Note 11 for further discussion regarding share-based compensation.
r. Accumulated Other Comprehensive Income/(Loss)
The following table presents the components of accumulated other comprehensive loss (in thousands):
	As of December 31, 2018	As of December 31, 2017
Foreign currency translation adjustments, net of tax expense of $2.9 million and $0.1 million	$(36,531)	$(24,861)
Defined benefit plans, net of tax expense of $14.9 million and $15 million	(38,185)	(38,249)
Unrealized loss on qualifying cash flow hedge, net of tax (benefit) of ($1.3 million) and ($2.8 million)	(204)	(4,698)
Accumulated other comprehensive loss	$(74,920)	$(67,808)

The following table presents the changes in accumulated other comprehensive loss, net of tax, by component for the year ended December 31, 2018 (in thousands):
	Unrealized Losses on Qualifying Cash Flow Hedge	Defined Benefit Plans	Foreign Currency Translation Adjustments	Total
Balance at December 31, 2017	$(4,698)	$(38,249)	$(24,861)	$(67,808)
Other comprehensive income/(loss) before reclassification	3,760	64	(14,784)	(10,960)
Amounts reclassified from accumulated other comprehensive income	734	—	3,114	3,848
Net current-period other comprehensive income/(loss)	4,494	64	(11,670)	(7,112)
Balance at December 31, 2018	$(204)	$(38,185)	$(36,531)	$(74,920)

The following table presents the changes in accumulated other comprehensive loss, net of tax, by component for the year ended December 31, 2017 (in thousands):
	Unrealized Gains on Qualifying Cash Flow Hedge	Defined Benefit Plans	Foreign Currency Translation Adjustments	Total
Balance at December 31, 2016	$—	$(38,972)	$(44,411)	$(83,383)
Other comprehensive income/(loss) before reclassification	(4,698)	723	19,550	15,575
Net current-period other comprehensive income/(loss)	(4,698)	723	19,550	15,575
Balance at December 31, 2017	$(4,698)	$(38,249)	$(24,861)	$(67,808)

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Note 4. Restructuring and Asset Impairment Charges
As of December 31, 2018, the Company has executed various restructuring plans and may execute additional plans in the future to realign manufacturing capacity to prevailing global automotive production and to improve the utilization of remaining facilities. Estimates of restructuring charges are based on information available at the time such charges are recorded. Due to the inherent uncertainty involved in estimating restructuring expenses, actual amounts paid for such activities may differ from amounts initially recorded. Accordingly, the Company may record revisions of previous estimates by adjusting previously established reserves.
Restructuring Charges
The following table sets forth the Company’s net restructuring and asset impairment charges by type for the periods presented (in thousands):
	Year Ended December 31,
	2018	2017	2016
Employee termination costs	$3,059	$7,862	$1,335
Other exit costs	321	1,236	4,578
Asset impairments	—	—	15,000
Total restructuring expense	$3,380	$9,098	$20,913

The charges incurred during 2018, 2017, and 2016 primarily related to the following actions:
2018 Actions
During the year ended December 31, 2018, the charges incurred related to severance charges to reduce corporate overhead and ongoing maintenance expense of facilities closed as a result of prior actions. During the second quarter of 2018, the Company amended the lease agreements related to closed facilities. As a result of these amendments, the Company will no longer record material restructuring expense related to the closed facilities.
2017 Actions
During the year ended December 31, 2017, the charges incurred related to severance charges to reduce corporate overhead and ongoing maintenance expense of facilities closed as a result of prior actions. During 2017, the Company took numerous actions to better align the management teams to the remaining footprint of the continuing operations. These actions included a shift in composition of the executive leadership team as well as certain changes within the corporate and regional management teams. All estimated costs related to these actions have been recorded during 2017.

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2016 Actions
During the year ended December 31, 2016, the charges incurred related to the buyout of a lease on a previously closed facility, ongoing maintenance expense of facilities closed as a result of prior actions and severance charges to reduce fixed costs. Additionally, the Company recorded a $15 million impairment charge upon classifying Brazilian operations as held for sale. During 2018, the Company reclassified the Brazilian operations as held and used.
Restructuring Reserve
The following table summarizes the activity in the restructuring reserve, which is included in the Consolidated Balance Sheets in accrued liabilities, for the above-mentioned actions through December 31, 2018 (in thousands):
Balance at December 31, 2016	$197
Payments	(3,989)
Increase in liability	7,862
Balance at December 31, 2017	4,070
Payments	(4,421)
Increase in liability	3,059
Balance at December 31, 2018	$2,708

Except as disclosed in the table above, the Company does not anticipate incurring additional material cash charges associated with the actions described above. The increase in the restructuring reserve set forth in the table above does not agree with the restructuring charges for the period, as certain items are expensed as incurred related to the actions described.
The restructuring reserve decreased during the year ended December 31, 2018, reflecting primarily payments related to 2018 restructuring actions and prior accruals, offset partially by accruals for severance. The restructuring reserve increased during the year ended December 31, 2017, reflecting primarily accruals for severance, offset partially by payments related to 2017 restructuring actions and prior accruals.
During the year ended December 31, 2018, the Company incurred payments related to prior accruals of $4.4 million. During the year ended December 31, 2017, the Company incurred payments related to prior accruals of  $4 million.
Note 5. Discontinued Operations and Assets Held for Sale
The following table discloses select financial information of the discontinued operations of the Company’s European operations and Chinese joint ventures (in thousands):
	Year Ended December 31,
	2018	2017	2016
Revenues	$650,294	$683,487	$714,381
Loss from sale of discontinued operations	(44,000)	(2,896)	(3,100)
Income/(loss) from discontinued operations:
Income before provision for income taxes	(20,968)	19,769	36,568
Provision for income taxes	7,251	11,737	10,992
Income/(loss) from discontinued operations, net of tax	$(28,219)	$8,032	$25,576

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Europe Operations
During the fourth quarter of 2018, the Company’s subsidiaries Tower Automotive Holdings III Cooperatie U.A. and Tower Automotive Holdings USA, LLC entered into a Memorandum of Understanding and Stock Purchase Agreement with Financière SNOP Dunois S.A. (the “Purchaser”). Pursuant to the agreement, the Purchaser will acquire all of the stock of TA Holdings Europe B.V., an indirect wholly owned subsidiary of the Company, and an intercompany loan, for a purchase price of  €255 million on a cash free, debt free basis, subject to working capital and other customary adjustments and a reduction to the extent that capital expenditures for the Company’s European operations for calendar year 2018 were less than €45 million. Approval of the transaction is subject to (i) the approval of the European Commission and (ii) the absence of a material breach in any of the seller parties’ fundamental representations (e.g., title, authority and absence of insolvency). On February 13, 2019, the Company obtained the required approvals from the European Commission. During the first quarter of 2019, the Company expects to consummate the transaction and receive the net sale proceeds of approximately $250 million after payment of transaction costs and the repayment of the Company’s cross currency swap. The anticipated purchase price less expected transaction related costs is less than the carrying value as of December 31, 2018; therefore, the Company recorded a fair value adjustment of  $44 million during the fourth quarter of 2018. Included in the fair value adjustment is the required recognition of the cumulative translation adjustment that will be reclassified to earnings.
The Company’s European operations are considered held for sale in accordance with FASB ASC No. 360, Property, Plant, and Equipment, and have been presented as discontinued operations in the Company’s Consolidated Financial Statements in accordance with FASB ASC No. 205, Discontinued Operations.
Brazil Operations
During the fourth quarter of 2018, the Company reclassified its Brazilian operations from held for sale to held and used in accordance with FASB ASC No. 360, Property, Plant, and Equipment. Therefore, the Brazilian operations are no longer presented as discontinued operations.
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

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes assets and liabilities held for sale by category (in thousands):
	December 31, 2018	December 31, 2017
ASSETS
Current assets	$175,774	$222,505
Property, plant, and equipment, net	239,023	226,312
Other assets, net	7,072	16,125
Goodwill	17,744	56,241
Fair value adjustment	(8,000)	(3,400)
Total assets held for sale	$431,613	$517,783
LIABILITIES
Short-term debt and current maturities of capital lease obligations	$14,890	$38,383
Accounts payable and accrued liabilities	142,638	161,724
Total current liabilities	157,528	200,107
Long-term debt, net of current maturities	—	—
Other non-current liabilities	10,354	10,798
Total non-current liabilities	10,354	10,798
Total liabilities held for sale	$167,882	$210,905

Note 6. Debt
Debt consists of the following (in thousands):
	December 31, 2018	December 31, 2017
Term Loan Credit Facility (net of discount of $1,653 and $2,288)	$303,521	$356,501
Amended Revolving Credit Facility	—	—
Other foreign subsidiary indebtedness	1,044	2,352
Debt issue costs	(5,960)	(8,098)
Total debt	298,605	350,755
Less: Current maturities of debts	(4,148)	(4,744)
Total long-term debt	$294,457	$346,011

Future maturities of long-term debt as of December 31, 2018 are as follows (in thousands):
2019	$4,148
2020	3,894
2021	3,806
2022	3,656
2023	3,615
Thereafter	285,446
Total	304,565
Less: Debt issue costs	(5,960)
Total, net of debt issue costs	$298,605

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
On January 31, 2014, we amended the Term Loan Credit Agreement by entering into the Second Refinancing Term Loan Amendment and Additional Term Loan Amendment, pursuant to which, among other things, the outstanding term loans under the Term Loan Credit Agreement were refinanced in full, and additional term loans in an aggregate principal amount of approximately $33 million (the “Additional Term Loans”) were disbursed. After giving effect to the disbursement of the Additional Term Loans, there were term loans (the “Term Loans”) in the aggregate principal amount of  $450 million outstanding under the Term Loan Credit Agreement.
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
On December 14, 2018, the Company amended the Third Term Loan Amendment by entering into a Consent and Amendment (the “Term Loan Agreement”), pursuant to which, among other things, substantially simultaneously with the consummation of the sale of the Company’s European operations, the Company shall prepay outstanding Loans (as defined in the Term Loan Agreement) in an aggregate principal amount of  $50 million in accordance with the Term Loan Agreement.
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

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2018, the outstanding principal balance of the Term Loan Credit Facility was $303.5 million (net of a remaining $1.7 million original issue discount) and the effective interest rate was 5.19% per annum.
Amended Revolving Credit Facility
On September 17, 2014, the Company entered into a Third Amended and Restated Revolving Credit and Guaranty Agreement (“Third Amended Revolving Credit Facility Agreement”), by and among Tower Automotive Holdings USA, LLC, the Company, Tower Automotive Holdings I, LLC, Tower Automotive Holdings II(a), LLC, Tower Automotive Holdings II(b), LLC, the subsidiary guarantors named therein, the financial institutions from time to time party thereto as Lenders, and JPMorgan Chase Bank, N.A. as Issuing Lender, as Swing Line Lender, and as Administrative Agent for the Lenders. The Third Amended Revolving Credit Facility Agreement amended and restated, in its entirety, the Second Amended Revolving Credit Facility Agreement, dated as of June 19, 2013, by and among Tower Automotive Holdings USA, LLC (“the Borrower”), its domestic affiliate and domestic subsidiary guarantors named therein, and the lenders party thereto, and the Agent. The Third Amended Revolving Credit Facility Agreement provided for a cash flow revolving credit facility (the “Amended Revolving Credit Facility”) in the aggregate amount of up to $200 million. The Third Amended Revolving Credit Facility Agreement also provided for the issuance of letters of credit in an aggregate amount not to exceed $50 million, provided that the total amount of credit (inclusive of revolving loans and letters of credit) extended under the Third Amended Revolving Credit Facility Agreement was subject to an overall cap, on any date, of  $200 million.
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
On December 14, 2018, the Company amended the Fourth Amended Revolving Credit Facility Agreement by entering into a Consent and Amendment (the “Revolver Amendment”), pursuant to which, among other things, substantially simultaneously with the consummation of the sale of the Company’s European operations, the expiration date for the Fourth Amended Revolving Credit Facility Agreement will be extended to March 7, 2023.
Advances under the Amended Revolving Credit Facility bear interest at an alternate base rate plus a base rate margin or LIBOR plus a Eurodollar margin. The applicable margins are determined by the Company’s Total Net Leverage Ratio (as defined in the Fourth Amended Revolving Credit Facility Agreement). As of December 31, 2018, the applicable margins were 1% per annum and 2% per annum for base rate and LIBOR based borrowings, respectively. The Company will pay a commitment fee at a rate equal to 0.50% per annum on the average daily unused total revolving credit commitment.

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
The Fourth Amended Revolving Credit Facility Agreement contains customary covenants applicable to certain of the Company’s subsidiaries, including financial maintenance covenant ratios requiring the Borrower and the Guarantors to maintain a ratio, as of the last day of any fiscal quarter, of  (i) consolidated adjusted EBITDA to consolidated interest charges of not less than 2.75 to 1.00 on a rolling four quarter basis; and (ii) total net debt to consolidated adjusted EBITDA not to exceed 3.50 to 1.00 on a rolling four quarter basis.
As of December 31, 2018, there was $191.8 million of borrowing availability under the Amended Revolving Credit Facility, of which no borrowings were outstanding and $8.2 million letters of credit were outstanding.
Other Foreign Subsidiary Indebtedness
As of December 31, 2018, other foreign subsidiary indebtedness of  $1 million consisted of borrowings in Brazil.
The change in foreign subsidiary indebtedness from December 31, 2017 to December 31, 2018 is explained by the following (in thousands):
Brazil
Balance at December 31, 2017	$2,352
Maturities of indebtedness	(963)
Change in borrowings on credit facilities, net	—
Foreign exchange impact	(345)
Balance at December 31, 2018	$1,044

Generally, borrowings of foreign subsidiaries are made under credit agreements with commercial lenders and are used to fund working capital and other operating requirements.
Brazil
As of December 31, 2018, the Company’s Brazilian subsidiary had borrowings of  $1 million (R$4.1 million), which have annual interest rates ranging from 5.50% to 8.70% and maturity dates ranging from November 2019 to July 2022. As of December 31, 2018, the weighted average interest rate on the borrowings in Brazil was 7.28% per annum. The loans are provided through bilateral agreements with two local banks and are secured by certain fixed and current assets. Periodic interest and principal payments are required.
Covenants
As of December 31, 2018, the Company was in compliance with all financial covenants that govern its credit agreements.

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Debt Issue Costs
The Company had debt issuance costs, net of amortization, of  $6 million and $8.1 million as of December 31, 2018 and December 31, 2017, respectively. These amounts are reflected in the Consolidated Balance Sheets as a direct deduction from long-term debt, net of current maturities, rather than as an asset, in accordance with ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs.
The Company incurred interest expense related to the amortization of debt issue costs of  $2.1 million, $1.9 million, and $2.5 million for the years ended December 31, 2018, 2017, and 2016, respectively.
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
Also on March 7, 2017, the Company amended the cross currency swap, entered into on January 23, 2015, into a new cross currency swap, to hedge its net investment in Europe, based on the U.S. dollar/Euro exchange spot rate of  $1.04795. The Euro notional amount remained the same at €178 million, the interest rate was lowered from 3.40% to 2.85%, and the maturity date was extended from April 16, 2020 to March 7, 2024.
Both swaps were amended and restated in conjunction with the March 7, 2017 amendment to the Company’s Term Loan Credit Agreement.
On August 31, 2017, the Company amended certain of its variable rate to fixed rate interest rate swaps, for a portion of the Company’s Term Loan, entered into on March 7, 2017. The U.S. dollar notional amount remained the same at $186.1 million, the fixed interest rate was changed from 5.628% to 5.878% per annum for certain swaps, and the maturity date remained at March 7, 2024. The fair value of the swap will fluctuate with changes in interest rates. This amendment was considered a termination event per FASB ASC No. 815, Derivatives and Hedging; therefore, the balance within AOCI was frozen and is being recognized in results of operations over the remaining term of the hedged transaction. As of December 31, 2018, $5.8 million was recorded in AOCI and $1.1 million was recognized in interest expense during the year ended December 31, 2018.

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2018 (when the U.S. dollar/Euro exchange spot rate was $1.1457) and December 31, 2017 (when the U.S. dollar/Euro exchange spot rate was $1.2009), the following amounts were recorded in the Consolidated Balance Sheets as being receivable from or payable to counterparties under FASB ASC No. 815, Derivatives and Hedging (in thousands):
	Location	December 31, 2018	December 31, 2017
Net investment hedge	Other non-current liabilities	$19,903	$27,001
Interest rate swap	Other non-current liabilities	5,034	8,918
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
The following table presents deferred gains/(losses) reported in AOCI at December 31, 2018 and December 31, 2017, respectively (in thousands):
	Deferred gain/(loss) in AOCI Year Ended December 31,
	2018	2017
Net investment hedge	$21,099	$9,849
Interest rate hedge	(1,546)	(7,537)
Total	$19,553	$2,312

Derivative instruments held during the period resulted in the following expense recorded in income during the year ended December 31, 2018 (in thousands):
Year Ended December 31, 2018
Interest expense	$19,856
Effect of hedging	(1,563)
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

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The summary of income/(loss) before provision for income taxes and noncontrolling interests consisted of the following (in thousands):
	Year Ended December 31,
	2018	2017	2016
Domestic	$73,274	$72,967	$29,454
Foreign	5,104	10,825	(6,982)
Total	$78,378	$83,792	$22,472

The provision/(benefit) for income taxes consisted of the following (in thousands):
	Year Ended December 31,
	2018	2017	2016
Current:
Domestic – Federal	$(461)	$352	$152
Domestic – State	2,147	(364)	925
Foreign	2,907	2,399	1,144
Total	4,593	2,387	2,221
Deferred and other:
Domestic – Federal	10,784	40,819	3,912
Domestic – State	1,779	637	807
Foreign	(15,897)	246	1,828
Total	(3,334)	41,702	6,547
Total provision/(benefit) for income taxes	$1,259	$44,089	$8,768

A reconciliation of income tax expense from continuing operations and the U.S. federal statutory income tax expense were as follows (in thousands):
	Year Ended December 31,
	2018	2017	2016
Taxes at U.S. federal statutory rate	$16,459	$29,327	$7,865
State tax expense	3,112	88	1,297
Foreign tax rate differential	544	(522)	316
Valuation allowance	(11,365)	(1,380)	6,502
Permanent differences	724	(1,340)	235
U.S. Tax Reform – Deferred Tax Asset Revaluation	—	27,163
Increase/(decrease) in uncertain tax positions	(393)	1,236	779
Tax credits	(8,191)	(10,365)	(7,855)
Other	369	(118)	(371)
Total income tax expense/(benefit)	$1,259	$44,089	$8,768

On December 22, 2017, the Tax Cuts and Jobs Act (the “TCJA”) was enacted into federal law. The Company recorded expense of  $27.2 million during the fourth quarter of 2017, primarily due to the remeasurement of its net deferred tax assets. The TCJA includes significant changes to the U.S. corporate income tax system. Among other items, the TCJA lowered the corporate income tax rate from 35% to 21% and created a new modified territorial tax system exempting foreign profits from U.S. taxation with some exceptions. It also required a one-time deemed repatriation of accumulated foreign earnings for the year

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ended December 31, 2017. To determine the amount of the deemed repatriation and any associated repatriation tax, the Company must determine, in addition to other factors, the amount of post-1986 profits or losses of each foreign subsidiary, as well as the amount of foreign income taxes paid on such profits or losses. The Company has filed its 2017 federal income tax return and has determined that no transition tax inclusion is necessary. Based on current law and guidelines issued by the Internal Revenue Service (“IRS”), the Company does not believe that a measurement-period adjustment is required. In 2018, the FASB issued guidance under ASU 2018-02 that permits companies to reclassify stranded tax effects caused by the TCJA from AOCI to retained earnings. The ASU is not required to be adopted and the Company has elected not to adopt this ASU.
Deferred income taxes are primarily provided for temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities. The tax effects of each type of temporary difference and carryforward that give rise to a significant portion of deferred tax assets/(liabilities) are summarized as follows (in thousands):
	December 31, 2018	December 31, 2017
Deferred tax assets are attributable to:
Net operating loss carryforwards and tax credits	$108,720	$113,865
Non-deductible reserves and other accruals	26,881	25,323
Accrued pension and postretirement benefit obligations	12,652	13,140
Hedging	6,165	8,976
Capitalized leases	2,375	2,841
Other	1,748	—
Total gross deferred tax assets	158,541	164,145
Less: valuation allowances	(48,712)	(63,300)
Net deferred tax assets	$109,829	$100,845
Deferred tax liabilities are attributable to:
Long lived assets	$(18,394)	$(6,115)
Prepaid tooling development costs	(3,110)	(7,784)
Prepaid Expense	(5,480)	(1,619)
Deferred cancellation of indebtedness income	—	(2,236)
Other	(13)	(1,014)
Total gross deferred tax liabilities	(26,997)	(18,768)
Net deferred tax asset/(liability)	$82,832	$82,077

As of December 31, 2018 and 2017, the valuation allowance recorded was $48.7 million and $63.3 million, respectively. The valuation allowance decreased $14.6 million during 2018 related primarily to a valuation allowance release of  $14.4 million due to historical and projected future profitability at the Company’s Brazilian operations. In addition, the Company expensed certain foreign tax credits (“FTCs”) that previously had a valuation allowance recorded against them. The Company continually monitors all available evidence to determine if sufficient future taxable income will be generated to utilize the existing deferred tax assets. The Company also continues to maintain valuation allowances related to certain international jurisdictions and certain state tax credits, which the Company anticipates will expire before they can be utilized.

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has U.S. net operating loss (“NOLs”) carryforwards of  $52 million that expire during 2030 through 2033 and state NOL carryforwards of  $3 million and state credit carryforwards of  $24.4 million that expire during the years 2019 to 2036. The Company also has tax credit carryforwards of  $46.3 million related to federal research, alternative minimum tax (“AMT”), and foreign tax credits.
As of December 31 2018, the Company’s international subsidiaries have NOL carryforwards of  $116.3, of which $87.7 million relate to the Netherlands and begin to expire in 2019. The Company also has $22.1 million of NOL carryforwards in Brazil that do not have an expiration date, but whose utilization is limited to 30% of current year taxable income.
In 2018, the Company received a favorable court ruling regarding the unconstitutionality of calculating Brazilian gross receipt taxes that has the potential to generate significant tax credits for the Company. The Brazilian tax authorities have issued official guidance that significantly limits the potential credits. The Company disagrees with the government’s current guidance and plans to file a claim with the Brazilian government during the first quarter of 2019. Utilization of these tax credits are subject to government approval. Given the significant uncertainty regarding the potential value of these tax credits, the Company has not recorded any benefit during the year ended December 31, 2018 in accordance with FASB ASC 450, Contingencies.
The Company has not made a provision for foreign income or withholding taxes related to investments in foreign subsidiaries that are indefinitely reinvested. Any excess of the amount for financial reporting over the tax basis in these investments is not significant as of December 31, 2018.
Unrecognized Tax Benefits
A reconciliation of the beginning and ending amounts of unrecognized tax benefits are as follows (in thousands):
	Year Ended December 31,
	2018	2017	2016
Unrecognized tax benefit – January 1	$4,973	$3,682	$2,880
Increase in prior year tax positions	—	247	—
Decrease in prior year tax positions	—	—	(164)
Increase in current year tax positions	188	1,039	1,000
Audit settlements	(638)	—	—
Lapse in statute of limitations	—	—	(25)
Foreign currency translation	1	5	(9)
Liabilities held for sale	—	—	—
Total	$4,524	$4,973	$3,682

Included in the balance of unrecognized tax benefits at December 31, 2018, 2017, and 2016 are $4.5 million, $5 million, and $3.7 million, respectively, of tax benefits that, if recognized, would affect the effective tax rate. These amounts are primarily associated with uncertainty over qualifying research expenses that generate U.S. Federal research credits and U.S. transfer pricing charges to foreign affiliates. Also included in the balance of unrecognized tax benefits at December 31, 2018, 2017, and 2016 are $4.4 million, $4.9 million, and $3.6 million, respectively, of tax benefits that, if recognized, would result in adjustments to other tax accounts, primarily deferred taxes.
The Company recognizes interest and penalties related to tax benefits as income tax expense. The Company does not believe it has any significant exposure related to interest or penalties.

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During 2017, the Company completed an IRS audit for the 2015 tax year that did not result in any tax adjustments. During 2015, the Company concluded an IRS audit for the tax years 2011 through 2013. As of December 31, 2018, there are no further IRS audits scheduled. The U.S. statute of limitations is still open for tax years 2008, 2009, 2010, and 2013, to the extent of the losses generated in those years. The statute of limitations is closed for the 2011, 2012, and 2014 tax years. The 2016, 2017, and 2018 tax years remain subject to audit. The Company believes appropriate provisions for all outstanding tax issues have been made for all jurisdictions and all open years.
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
The Company’s funding policy is to annually contribute amounts to the Pension Plan’s related trust, sufficient to meet the minimum funding requirements of the Employee Retirement Income Security Act of 1974 (“ERISA”) and the Internal Revenue Code of 1986 (the “Code”). The Company expects minimum contribution requirements to the Pension Plan of  $5.9 million during 2019. Benefit payments under the Pension Plan are estimated to be $16.7 million, $16.7 million, $16.7 million, $16.7 million, and $16.1 million for the years ending December 31, 2019, 2020, 2021, 2022, and 2023, respectively, for a total of $82.9 million during that five-year period. Aggregate benefit payments under the Pension Plan for the years 2024 through 2028 are estimated to be $74.4 million.
The following table provides a reconciliation of the changes in the fair value of Pension Plan assets and the change in the projected benefit obligation (in thousands):
	Year Ended December 31, 2018	Year Ended December 31, 2017
Reconciliation of fair value of Pension Plan assets:
Fair value of assets, beginning of period	$201,522	$186,473
Actual return	(12,070)	28,660
Employer contributions	6,019	8,600
Expenses paid from Pension Plan assets	(3,341)	(3,491)
Benefits paid	(16,953)	(18,720)
Fair value of assets, end of period	$175,177	$201,522
Change in projected benefit obligation:
Projected benefit obligation, beginning of period	$249,335	$248,100
Service cost	17	19
Interest cost	7,155	7,493
Actuarial (gain)/loss	(18,615)	12,443
Benefits paid	(16,953)	(18,720)
Projected benefit obligation, end of period	$220,939	$249,335
Funded status of the Pension Plan	$(45,762)	$(47,813)

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2018 and 2017, the funded status of the Pension Plan is recorded as other non-current liabilities in the Consolidated Balance Sheets.
At the December 31, 2018 and 2017 measurement dates, the accumulated benefit obligation of the Pension Plan was approximately $221 million and $249 million, respectively.
The following table presents the components of the net periodic pension benefit cost/(income) of the Pension Plan (in thousands):
	Year Ended December 31,
	2018	2017	2016
Service cost	$17	$19	$21
Interest cost	7,155	7,493	7,708
Expected return on plan assets	(10,562)	(10,329)	(10,316)
Amortization of prior service credit	(95)	(95)	(95)
Actuarial loss	5,234	—	8,330
Net periodic benefit cost/(income)	$1,749	$(2,912)	$5,648

Pre-tax amounts recognized in other comprehensive income/(loss) for the years ended December 31, 2018, 2017, and 2016 consist of the following (in thousands):
	Year Ended December 31,
	2018	2017	2016
Unrecognized gain/(loss)	$(2,124)	$2,398	$2,091
Amortization of prior service credit	(95)	(95)	(95)
Amount recognized	$(2,219)	$2,303	$1,996

The following table summarizes the amounts included in accumulated other comprehensive loss, net of tax, related to the Pension Plan (in thousands):
	As of December 31,
	2018	2017
Unrecognized loss	$(24,901)	$(22,777)
Net prior service credit	1,570	1,665
Deferred tax impact	(13,364)	(13,919)
Accumulated other comprehensive loss	$(36,695)	$(35,031)

The significant assumptions used in measuring the Company’s projected benefit obligation at the December 31, 2018 and 2017 measurement dates are as follows:
	Year Ended December 31,
	2018	2017
Discount rate	4.09%	3.42%
Annual rate of increase in compensation	4.5%	4.5%

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The assumptions used in determining net periodic benefit cost are shown below:
	Year Ended December 31,
	2018	2017	2016
Discount rate	3.42%	3.84%	4.01%
Expected long-term rate of return on plan assets	7.4%	7.4%	7.4%
Annual rate of increase in compensation	4.5%	4.5%	4.5%
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
The Company invests the assets of the Pension Plan in a diversified portfolio, which consists of an array of asset classes and attempts to maximize returns while minimizing volatility. The allocation of Pension Plan assets at December 31, 2018 and 2017, as well as the Company’s 2018 target allocations, are as follows:
	Year Ended December 31,
Asset Classes:	2018	2017	2018 Target
Equity securities	43%	45%	50%
Non-equity investments	12%	12%	5%
Fixed income investments	36%	34%	40%
Cash and cash equivalents	1%	2%	—%
Real estate	8%	7%	5%
Total	100%	100%	100%

The expected long-term rate of return on the Pension Plan’s assets assumptions are based upon modeling studies completed with the assistance of the Company’s actuaries and investment consultants. The models take into account inflation, asset class returns, and bond yields for both domestic and foreign markets. These studies, along with the history of returns for the Pension Plan, indicate that expected future returns, weighted by asset allocation, supported an expected long-term asset return assumption of 7.4% for 2018 and 2017.
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

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The following table summarizes the Pension Plan assets measured at fair value as of December 31, 2018 and 2017 (in millions). Refer to Note 3 for definitions of Level 1, 2, and 3 financial instruments within the fair value hierarchy and the methods and assumptions used to estimate the fair value of marketable securities.
	Fair Value Measurements at December 31, 2018
Asset Classes	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$2	$2	$—	$—
Equity securities	75	—	75	—
Mutual funds(a)	21	12	9	—
Corporate bonds	47	—	47	—
Government bonds	15	—	15	—
Real estate investment funds	15	—	—	15
Total	$175	$14	$146	$15

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fair Value Measurements at December 31, 2017
Asset Classes	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$3	$2	$1	$—
Equity securities	91	—	91	—
Mutual funds(a)	26	16	10	—
Corporate bonds	51	—	51	—
Government bonds	17	—	17	—
Real estate investment funds	14	—	—	14
Total	$202	$18	$170	$14

(a)
This category consists of mutual fund investments that are focused on fixed income and international equity securities.

For Pension Plan assets with fair value measurements using significant unobservable inputs (Level 3), reconciliations of beginning and ending balances are as follows (in millions):
Real Estate Investment Funds
Balance at December 31, 2016	$14
Return on plan assets held at the reporting date	—
Purchases	—
Redemptions	—
Balance at December 31, 2017	$14
Return on plan assets held at the reporting date	1
Purchases	—
Redemptions	—
Balance at December 31, 2018	$15

Defined Contribution Retirement Plans
The Company sponsors various qualified defined contribution retirement plans. Each plan serves a defined group of employees and has varying levels of Company contributions. The Company’s contributions to certain plans may be required by the terms of the Company’s collective bargaining agreements. During 2018, 2017, and 2016, the Company contributed $6.8 million, $6.2 million, and $5.6 million, respectively, to its defined contribution retirement plans.
Other Postretirement Plans
Life Insurance Plans
As of July 31, 2007, the Company assumed life insurance benefits for certain U.S. retirees and the benefit plans pursuant to which such life insurance benefits are provided. Expected future life insurance benefit payments amount to $0.6 million, $0.6 million, $0.6 million, $1 million, and $1.1 million for the years ending December 31, 2019, 2020, 2021, 2022, and 2023, respectively, for a total of  $3.9 million during the five-year period. Aggregate expected benefit payments for the years 2024 through 2028 are $5.3 million.

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a reconciliation of the changes in the benefit obligation and funded status of the Company’s life insurance plans (in thousands):
	Year Ended December 31, 2018	Year Ended December 31, 2017
Reconciliation of fair value of life insurance plan assets:
Fair value of assets, beginning of period	$—	$—
Employer contributions	729	744
Benefits paid	(729)	(744)
Fair value of assets, end of period	$—	$—
Change in benefit obligation:
Benefit obligation, beginning of period	$16,892	$16,200
Service cost	6	5
Interest cost	516	530
Actuarial loss/(gain)	(2,062)	901
Benefits paid	(729)	(744)
Benefit obligation, end of period	$14,623	$16,892
Funded status of life insurance plans	$(14,623)	$(16,892)

At December 31, 2018 and 2017, the funded status of the Company’s life insurance plans is recorded as accrued liabilities and other non-current liabilities in the Consolidated Balance Sheets.
The following table provides the components of the net periodic benefit cost of the Company’s life insurance plans for the years ended December 31, 2018, 2017, and 2016 (in thousands):
	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
Service cost	$6	$5	$5
Interest cost	516	530	539
Amortization of prior service credit	132	132	132
Net periodic benefit cost	$654	$667	$676

Pre-tax amounts recognized in other comprehensive income/(loss) at December 31, 2018, 2017, and 2016 consist of the following (in thousands):
	Year Ended December 31,
	2018	2017	2016
Net actuarial gain/(loss)	$2,062	$(901)	$(393)
Amortization of prior service cost	132	132	132
Amount recognized	$2,194	$(769)	$(261)

The following table summarizes the amounts included in accumulated other comprehensive loss, net of tax, related to the Company’s life insurance plans (in thousands):
	As of December 31,
	2018	2017
Unrecognized gain/(loss)	$1,388	$(674)
Net prior service credit	(1,315)	(1,447)
Deferred tax impact	(1,563)	(1,097)
Accumulated other comprehensive loss	$(1,490)	$(3,218)

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The present value of the Company’s postretirement benefit obligation is calculated annually with the assistance of third party actuaries. The discount rates used in the calculations are established based upon the results of a yield curve analysis, which calculates a yield to maturity that mirrors the timing and amounts of future benefit payments. The discount rate used to measure the Company’s postretirement benefit obligation in 2018 and 2017 was 4.14% and 3.47%, respectively. The discount rates used to determine the net periodic benefit cost was 3.45%, 3.91%, and 4.1% in 2018, 2017, and 2016, respectively. The measurement dates of the Company’s post retirement plans are December 31 of each year.
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
The Company did not exclude any potentially anti-dilutive shares for the years ended December 31, 2018, 2017, and 2016, respectively.
A summary of the information used to compute basic and diluted net income/(loss) per share attributable to Tower International, Inc. is shown below (in thousands — except share and per share amounts):
	Year Ended December 31,
	2018	2017	2016
Income from continuing operations	$77,119	$39,703	$13,704
Income/(loss) from discontinued operations, net of tax	(28,219)	8,032	25,576
Net income	48,900	47,735	39,280
Less: Net income attributable to the noncontrolling interests	—	110	701
Net income attributable to Tower International, Inc.	$48,900	$47,625	$38,579
Basic income/(loss) per share:
Continuing operations	$3.75	$1.93	$0.62
Discontinued operations	(1.38)	0.39	1.23
Net income attributable to Tower International, Inc.	2.37	2.32	1.85
Basic weighted average shares outstanding	20,591,674	20,498,668	20,864,321
Diluted income/(loss) per share:
Continuing operations	$3.67	$1.90	$0.61
Discontinued operations	(1.34)	0.39	1.21
Net income attributable to Tower International, Inc.	2.33	2.29	1.82
Diluted weighted average shares outstanding	20,996,068	20,828,888	21,222,183

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents information regarding our quarterly dividends per common share.
Declaration Date	Cash Amount	Record Date	Payment Date
2018
October 18, 2018	$0.13	November 8, 2018	December 7, 2018
July 17, 2018	0.12	August 9, 2018	September 7, 2018
April 19, 2018	0.12	May 10, 2018	June 8, 2018
January 26, 2018	0.12	February 9, 2018	February 28, 2018
2017
October 20, 2017	$0.12	November 10, 2017	December 8, 2017
July 21, 2017	0.11	August 10, 2017	September 8, 2017
April 21, 2017	0.11	May 10, 2017	June 9, 2017
January 27, 2017	0.11	February 10, 2017	February 28, 2017
2016
October 21, 2016	$0.11	November 10, 2016	December 9, 2016
July 22, 2016	0.10	August 10, 2016	September 9, 2016
April 22, 2016	0.10	May 10, 2016	June 10, 2016
January 29, 2016	0.10	February 10, 2016	February 29, 2016
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
On April 25, 2014, the Plan was amended and restated and further amended on December 1, 2016. The number of shares of common stock available for issuance pursuant to new awards under the 2010 Equity Incentive Plan was reduced to 850,000 shares. At December 31, 2018, 585,287 shares were available for future grants of options and other types of awards under the 2010 Equity Incentive Plan. Forfeited shares, in addition to certain other shares, as defined by the Plan, may be re-issued under the Plan up to the maximum amount to be issued.

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the Company’s award activity during the years ended December 31, 2018, 2017, and 2016:
	Options		Restricted Stock Units
Outstanding at:	Shares	Weighted Average Exercise Price	Shares	Weighted Average Grant Date Fair Value
December 31, 2015	500,138	$12.17	187,498	$23.59
Granted	—	—	105,468	23.26
Options exercised or RSUs vested	(25,670)	11.90	(77,912)	19.92
Forfeited	—	—	(1,532)	25.26
December 31, 2016	474,468	$12.18	213,522	$24.77
Granted	—	—	106,312	28.09
Options exercised or RSUs vested	(108,791)	12.07	(101,478)	24.99
Forfeited	—	—	(5,335)	25.47
December 31, 2017	365,677	$12.22	213,022	$26.30
Granted	—	—	242,531	26.35
Options exercised or RSUs vested	(20,178)	12.45	(62,225)	26.32
Forfeited	(4,155)	12.04	(5,281)	26.21
December 31, 2018	341,344	$12.21	388,047	$26.33

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
The Company calculates the weighted average grant date fair value of each option granted using a Black-Scholes valuation model. There was zero option expense in the years ended December 31, 2018, 2017 and 2016. As of December 31, 2015, the Company had recognized all of the compensation expense associated with these stock options.
As of December 31, 2018, the Company had an aggregate of 341,344 stock options that had been granted, but had not yet been exercised. As of December 31, 2018, the remaining average contractual life for these options is approximately three years. During the year ended December 31, 2018, 20,178 options were exercised, which had an aggregate intrinsic value of  $0.4 million. As of December 31, 2018, 341,344 stock options were exercisable, which had an aggregate intrinsic value of  $4 million. During the year ended December 31, 2018, no stock options were granted and 4,155 stock options were forfeited or expired.
Restricted stock units (“RSUs”)
The grant date fair value of each RSU equals the market price of the Company’s common stock on its date of grant. Compensation expense is recorded at the grant date fair value, less an estimated forfeiture amount, and is recognized on a straight-line basis over the applicable vesting periods.
During the years ended December 31, 2018, 2017, and 2016, the Company recognized an expense of $3.4 million, $2.2 million, and $2.5 million, respectively, relating to all of the RSUs granted. As of December 31, 2018, the Company had $4.9 million of unrecognized compensation expense associated with these RSUs, which will be amortized on a straight-line basis over the next 16 months, on a weighted average basis. The Company’s RSUs generally vest over a three year period.

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2018, the Company had an aggregate of 388,047 RSUs that have been granted, but have not yet vested. During the year ended December 31, 2018, 242,531 RSUs were granted and 5,281 RSUs were forfeited or expired.
During 2018, a total of 62,225 RSUs vested, resulting in the issuance of 62,225 shares at a fair value of $1.6 million. This total was reduced by shares repurchased to provide payment for certain individuals’ minimum statutory withholding tax. The Company paid $0.5 million to acquire 18,064 vested shares to cover the minimum statutory withholding taxes. After offsets for withholding taxes, a net total of 44,161 shares of common stock were issued.
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
During the years ended December 31, 2018, 2017, and 2016, the Company recorded expense of zero, $0.3 million, and $1.3 million, respectively, related to these awards.
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

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2015 Awards
One half of the awards granted in 2015 were based upon the Company’s Adjusted EPS Growth Rate, which is defined as the Company’s cumulative Adjusted EPS for the performance period of the awards, stated in terms of a percentage growth rate. The Company’s EPS was adjusted to exclude the effect of unusual, and/or nonrecurring items and then was divided by the number of fiscal years in the specified period, stated in terms of a percentage growth rate. The other half of the awards are based upon the Company’s percentile ranking of total shareholder return, compared to a peer group of companies, for the performance period.
Pursuant to meeting the performance conditions set forth in the Performance Award Agreements, the awards granted in 2015 were paid in the first quarter of 2018.
2016 and 2017 Awards
One half of the awards granted in 2016 and 2017 will be based upon the Company’s Adjusted EBIT Growth Rate, which is defined as the Company’s cumulative Adjusted EBIT (earnings before interest and taxes) for the performance period of the awards, stated in terms of a percentage growth rate. The Company’s EBIT will be adjusted to exclude the effect of extraordinary, unusual, and/or nonrecurring items and then will be divided by the number of fiscal years in the specified period, stated in terms of a percentage growth rate. The other half of the awards will be based upon the Company’s percentile ranking of total shareholder return, compared to a peer group of companies, for the performance period.
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
During the years ended December 31, 2018, 2017, and 2016, the Company recorded expense related to these awards of  $4.4 million, $2.3 million, and $7.4 million, respectively. At December 31, 2018, the Company had a liability of  $6.4 million related to these awards. $2.9 million of this liability is payable in March of 2019 and is presented as other current liabilities in the Consolidated Balance Sheets, while the remaining $3.5 million of this liability is presented as other non-current liabilities in the Consolidated Balance Sheets.
Note 12. Related Party Transactions
During the year ended December 31, 2017, the Company sold its joint venture in Wuhu, China. Prior to the sale, the Company sold certain products from its Wuhu operations to its joint venture partner, Chery. The sales of these products to Chery were $14.8 million and $70.6 million for the years ended December 31, 2017 and 2016, respectively. The Company’s accounts receivable with Chery at December 31, 2017 was zero.
Note 13. Segment Information
The Company defines its operating segments as components of its business where separate financial information is available. The Company’s operating segments are routinely evaluated by management. The Company’s chief operating decision maker (“CODM”) is its Chief Executive Officer.
The Company produces engineered structural metal components and assemblies primarily serving the global automotive industry. The Company’s operations have similar economic characteristics and share fundamental characteristics, including the nature of the products, production processes, margins, customers,

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and distribution channels. The Company’s products include body structures stampings, chassis structures (including frames), and complex welded assemblies for small and large cars, crossovers, pickups, and SUVs. The Company is comprised of two operating segments: North America and Brazil. These operating segments are aggregated into one reportable segment.
The following is a summary of select data for the Company’s reportable segment (in thousands):
Year Ended December 31, 2018:
Revenues	$1,571,853
Net Income	48,900
Capital Expenditures(a)	83,141
Total assets(b)	1,170,392
Year Ended December 31, 2017:
Revenues	$1,382,474
Net Income	47,625
Capital Expenditures(a)	67,240
Total assets(b)	1,260,873
Year Ended December 31, 2016:
Revenues	$1,319,046
Net Income	38,579
Capital Expenditures(a)	72,194

(a)
Capital expenditures represent cash disbursed for purchases of property, plant, and equipment, as presented in the accompanying Consolidated Statements of Cash Flows.

(b)
Total assets as of December 31, 2018 and 2017 include assets held for sale.

Inter-segment sales are not significant for any period presented.
The following is a summary of revenues and long-lived assets by geographic location (in thousands):
	Year Ended and End of Year December 31,
	2018		2017		2016
	Revenues	Long-Lived Assets	Revenues	Long-Lived Assets	Revenues	Long-Lived Assets
U.S.	$1,470,772	$332,086	$1,273,442	$305,127	$1,222,120	$276,892
Mexico	48,099	6,785	49,755	4,110	52,203	4,223
Brazil	52,982	9,439	59,277	14,239	44,723	15,340
Intercompany eliminations	—	—	—	—	—	—
Total	$1,571,853	$348,310	$1,382,474	$323,476	$1,319,046	$296,455

Revenues are attributed to geographic locations based on the location of specific production. Long-lived assets consist of net property, plant, and equipment and company-owned tooling.

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of the approximate composition of the Company’s revenues, by product category (in thousands):
	Year Ended December 31,
	2018	2017	2016
Body structures and assemblies	47%	44%	46%
Chassis, lower vehicle structures, and suspension components	36%	34%	30%
Complex body-in-white assemblies	17%	22%	24%
Total	100%	100%	100%

The Company sells its products directly to automotive manufacturers. The following table presents a summary of customers that accounted for 10% or more of consolidated revenues in any of the three years ended December 31:
	2018	2017	2016
Ford	47%	51%	47%
Fiat – Chrysler	22%	18%	21%
Nissan	12%	15%	12%
All customers that accounted for 10% or more of consolidated revenues from the table above are customers in the automotive industry; therefore, the Company is subject to a concentration of credit risk.
Note 14. Commitments and Contingencies
Leases
The Company leases office space, manufacturing space, and certain equipment under noncancellable lease agreements, which require the Company to pay maintenance, insurance, taxes, and other expenses, in addition to rental payments. The Company has entered into leasing commitments with lease terms expiring between the years 2019 and 2035. The Company has options to extend the terms of certain leases in future periods. The properties covered under these leases include manufacturing and office equipment and facilities. Rent expense for all operating leases totaled $30 million, $18.6 million, and $16.8 million during the years ended December 31, 2018, 2017, and 2016, respectively.
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
Future minimum operating lease payments at December 31, 2018 are as follows (in thousands):
Year	Operating Leases
2019	$42,261
2020	49,615
2021	47,385
2022	45,831
2023	43,139
Thereafter	111,947
Total future lease payments	$340,178

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Purchase Commitments
As of December 31, 2018, the Company was obligated under executory purchase orders for approximately $54.7 million of tooling, $51.4 million of capital expenditures, and $6.8 million of other expenditures.
Environmental Matters
The Company owns properties which have been affected by environmental releases. The Company is actively involved in investigation and/or remediation at several of these locations.
Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. The established liability for environmental matters is based upon management’s best estimates, on an undiscounted basis, of expected investigation/remediation costs related to environmental contamination. It is possible that actual costs associated with these matters will exceed the environmental reserves established by the Company. Inherent uncertainties exist in the estimates, primarily due to unknown environmental conditions, changing governmental regulations, and legal standards regarding liability and evolving technologies for handling site remediation and restoration. At December 31, 2018 and 2017, the Company had approximately $1.3 million and $1.3 million, respectively, accrued for environmental matters.
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
	Year Ended December 31,
	2018	2017	2016
Accounts receivable	$10,830	$(21,357)	$32,950
Inventories	(11,939)	(3,808)	(4,067)
Prepaid tooling and other current assets	16,435	20,729	(17,868)
Accounts payable and accrued liabilities	(23,960)	24,780	14,590
Other assets and liabilities	(20,862)	(15,936)	(11,997)
Change in working capital and other operating items	$(29,496)	$4,408	$13,608

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16. Quarterly Financial Data (Unaudited)
The following table summarizes select quarterly financial data (in thousands):
Quarter	Net Sales	Gross Profit	Net Income/(Loss)	Net Income/(Loss) Attributable to Tower International, Inc.	Diluted Earnings/(Loss) per Share
2018
1st	$407,233	$48,184	$17,300	$17,300	$0.83
2nd	395,929	50,822	22,376	22,376	1.07
3rd	391,421	52,166	22,580	22,580	1.07
4th(a)	377,270	42,726	(13,356)	(13,356)	(0.64)
Full Year	$1,571,853	$193,898	$48,900	$48,900	2.33
2017
1st	$352,450	$42,715	$17,413	$17,345	$0.83
2nd	344,821	48,130	19,258	19,216	0.92
3rd(b)	330,397	47,179	14,931	14,931	0.72
4th(c)	354,806	51,139	(3,867)	(3,867)	(0.19)
Full Year	$1,382,474	$189,163	$47,735	$47,625	2.29

(a)
During the fourth quarter of 2018, net income included a fair value impairment charge in discontinued operations of  $44 million and a deferred tax benefit of  $14.4 million to release the valuation allowance in Brazil.

(b)
During the third quarter of 2017, net income included a $2.4 million deferred tax expense to establish a valuation allowance on certain European deferred tax assets.

(c)
During the fourth quarter of 2017, net income included a deferred tax expense of  $27.2 million related to the revaluation of U.S. deferred tax assets due to a reduction in the federal income tax rate as a result of U.S. Tax Reform.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.   Controls and Procedures
Evaluation of Disclosure Controls and Procedures
James C. Gouin, our Chief Executive Officer (“CEO”), and Jeffrey L. Kersten, our Chief Financial Officer (“CFO”), have performed an evaluation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2018 and each has concluded that such disclosure controls and procedures were effective at a reasonable assurance level to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and such information is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow for timely decisions regarding required disclosure.
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
Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2018. The assessment was based on criteria established in the framework “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2018.
The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which follows.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of
Tower International, Inc.
Livonia, MI
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Tower International, Inc. and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2018, of the Company and our report dated February 27, 2019, expressed an unqualified opinion on those financial statements.
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
/s/ DELOITTE & TOUCHE LLP
Detroit, MI
February 27, 2019

Changes in Internal Control over Financial Reporting
There has not been any change in our internal control over financial reporting during the quarter ended December 31, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.   Other Information
None

PART III
Item 10.   Directors, Executive Officers, and Corporate Governance
The information required by Item 10 regarding executive officers and directors is incorporated by reference from the information under the captions “Directors and Executive Officers” and “The Board of Directors” in the Company’s definitive Proxy Statement for the 2019 Annual Meeting of the Stockholders (the “Proxy Statement”), or will be filed by amendment. The information required by Item 10 regarding the audit committee and audit committee financial expert disclosure is incorporated by reference from the information under the caption “The Board of Directors — Committees of the Board of Directors” and “Audit Committee Matters” in the Proxy Statement, or will be filed by amendment.
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
Equity Compensation Plan Information — The following table provides information about our equity compensation plans as of December 31, 2018.
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	729,391	$19.72	585,287
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	729,391	$19.72	585,287

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
(a)
List of documents filed as part of this Annual Report or incorporated herein by reference:

(1)
Financial Statements: The following financial statements of the Registrant as set forth under Part II, Item 8 of this report on Form 10-K on the pages indicated:

Audited Financial Statements for the Three Years Ended December 31, 2018:
(2)
Financial Statement Schedules:

(a)
Schedule II:

SCHEDULE II
Valuation and Qualifying Accounts for the years ended December 31, 2018, 2017, and 2016 (in thousands)
Column A	Column B	Column C		Column D	Column E
	Balance at Beginning of Year	Additions		Deductions	Balance at End of Year
Description		Charged to Costs and Expenses	Charged to Other Accounts
Year Ended December 31, 2018
Allowance for doubtful accounts	$556	$278	$—	$(11)(a)	$823
Deferred tax asset valuation allowance	63,300	(11,367)	(3,221)	—	48,712
Year Ended December 31, 2017
Allowance for doubtful accounts	$602	$(29)	$—	$(17)(a)	$556
Deferred tax asset valuation allowance	58,985	(1,380)	5,695	—	63,300
Year Ended December 31, 2016
Allowance for doubtful accounts	$437	$181	$—	$(16)(a)	$602
Deferred tax asset valuation allowance	46,289	6,502	6,194	—	58,985

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

10.42†
Second Amendment to the Service Agreement for Managing Director, dated as of December 21, 2015 between Tower Automotive Holding GmbH and Pär O.H. Malmhagen (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed December 21, 2015 and incorporated herein by reference).

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

10.49†
Employment Agreement, dated as of January 19, 2017, between Tower Automotive Operations USA I, LLC and Pär O.H. Malmhagen (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated January 20, 2017 and incorporated herein by reference).

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

10.54
Amended and Restated Term Loan Security Agreement, originally dated as of April 23, 2013 and amended and restated as of March 7, 2017 among Tower Automotive Holdings USA, LLC, the Guarantors party thereto and Citibank, N.A., as agent (filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed March 10, 2017 and incorporated herein by reference).

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

10.60†
Amendment to Employment Agreement, dated as of January 19, 2017, between Pär Malmhagen and Tower Automotive Operations USA I, LLC (filed as Exhibit 10.60 to the Registrant’s Annual Report on Form 10-K filed February 28, 2018 and incorporated herein by reference).

10.61†
Amendment to Employment Agreement, dated as of August 31, 2016, between Jeffrey Kersten and Tower Automotive Operations USA I, LLC(filed as Exhibit 10.61 to the Registrant’s Annual Report on Form 10-K filed February 28, 2018 and incorporated herein by reference).

10.62†	Form of Performance Award Agreement (filed as Exhibit 10.62 to the Registrant’s Annual Report on Form 10-K filed February 28, 2018 and incorporated herein by reference).

10.63
Fourth Amendment to Lease Agreement, dated as of May 18, 2018 by and between MODULE (DE) LIMITED PARTNERSHIP and TOWER AUTOMOTIVE OPERATIONS USA I, LLC (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 22, 2018 and incorporated herein by reference).

10.64
Guaranty and Surety Agreement, dated as of May 18, 2018, given by TOWER INTERNATIONAL, INC. to MODULE (DE) LIMITED PARTNERSHIP (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated May 22, 2018 and incorporated herein by reference).

10.65
Termination of Lease, dated as of May 18, 2018 by and between MODULE (DE) LIMITED PARTNERSHIP and TOWER AUTOMOTIVE OPERATIONS USA I, LLC (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated May 22, 2018 and incorporated herein by reference).

10.66*	Memorandum of Understanding, dated as of November 20, 2018 by and among Tower Automotive Holdings III Cooperatie U.A., Tower Automotive Holdings USA, LLC and Financière SNOP Dunois S.A.
10.67*	Stock Purchase Agreement, dated as of December 6, 2018 by and among Tower Automotive Holdings III Cooperatie U.A., Tower Automotive Holdings USA, LLC and Financière SNOP Dunois S.A.
10.68
Consent and Amendment, dated as of December 14, 2018, among Tower Automotive Holdings USA, LLC, Tower International, Inc., Tower Automotive Holdings I, LLC, Tower Automotive Holdings II(a), LLC, the Subsidiary Guarantors, the financial institutions party thereto, as Lenders, and JPMorgan Chase Bank, N.A., as Issuing Lender, as Swing Line Lender and as administrative agent for the Lenders (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 19, 2018 and incorporated herein by reference).

10.69
Consent and Amendment, dated as of December 14, 2018, among Tower Automotive Holdings USA, LLC, Tower International, Inc., Tower Automotive Holdings I, LLC, Tower Automotive Holdings II(a), LLC, and the other Guarantors party thereto, the Lenders party thereto and Citibank N.A., as administrative agent (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated December 19, 2018 and incorporated herein by reference).

10.70†*	Separation and General Release Agreement between Michael Rajkovic and Tower Automotive Operations USA I, LLC, entered into on Decemer 24, 2018.
10.71†*	Employment Agreement, dated as of November 7, 2017, between Mark R. Flynn and Tower Automotive Operations USA I, LLC.
10.72†*	Amended and Restated Employment Agreement, dated as of December 18, 2018, between Nanette Dudek and Tower Automotive Operations USA I, LLC.
10.73†*	Letter Agreement between Mark R. Flynn and the Company, dated as of February 27, 2018.
10.74†*	Letter Agreement between Nanette Dudek and the Company, dated as of February 27, 2018.
11.1	A statement regarding the computation of earnings per share is omitted because such computation can be clearly determined from the material contained in this Report.
21.1*	Subsidiaries of Tower International, Inc.
23.1*	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 Securities Exchange Act Rules 13a-14(a) and 15d-14(a), pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 Securities Exchange Act Rules 13a-14(a) and 15d-14(a), pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Scheme Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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
Date: February 27, 2019	/s/ Jeffrey L. Kersten Jeffrey L. Kersten Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on the 27th day of February, 2019.
Signature	Title
/s/ James C. Gouin James C. Gouin	Chief Executive Officer and Director (Principal Executive Officer)
/s/ Jeffrey L. Kersten Jeffrey L. Kersten	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ Gregory B. Guastella Gregory B. Guastella	Principal Accounting Officer
/s/ Thomas K. Brown Thomas K. Brown	Director
/s/ James Chapman James Chapman	Director
/s/ Frank E. English Frank E. English	Director
/s/ Alison Davis-Blake Alison Davis-Blake	Director
/s/ Dev Kapadia Dev Kapadia	Director
/s/ Mark M. Malcolm Mark M. Malcolm	Director