Form 10-Q
period 2019-03-31
Tower International, Inc.
filed 2019-05-02
CIK 1485469

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Ticker symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	TOWR	New York Stock Exchange

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

Yes ☐ No ☒

As of April 25, 2019, there were 20,688,725 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

Tower International, Inc. and Subsidiaries

Form 10-Q

PART 1 — FINANCIAL INFORMATION

ITEM 1. Financial Statements.

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data - unaudited)

	March 31,	December 31,
	2019	2018

ASSETS
Cash and cash equivalents	$197,947	$68,066
Accounts receivable, net of allowance of $846 and $823	154,094	113,128
Inventories (Note 4)	64,005	69,434
Assets held for sale (Note 5)	-	431,613
Prepaid tooling, notes receivable, and other	32,424	27,552
Total current assets	448,470	709,793

Property, plant, and equipment, net	537,763	347,803
Operating lease right-of-use assets (Note 9)	106,414	-
Goodwill (Note 7)	7,560	7,453
Deferred tax asset	86,769	82,832
Other assets, net	22,775	22,511
Total assets	$1,209,751	$1,170,392

LIABILITIES AND EQUITY
Short-term debt and current maturities of finance lease liabilities (Notes 9 and 10)	$26,274	$4,148
Short-term operating lease liabilities (Note 9)	13,256	-
Accounts payable	187,603	188,760
Accrued liabilities	94,733	84,306
Liabilities held for sale (Note 5)	-	167,882
Total current liabilities	321,866	445,096

Long-term debt, net of current maturities (Note 10)	242,870	294,457
Finance lease liabilities, net of current maturities (Note 9)	140,496	-
Operating lease liabilities, net of current maturities (Note 9)	96,185	-
Pension liability (Note 13)	44,381	45,762
Other non-current liabilities	51,459	84,163
Total non-current liabilities	575,391	424,382
Total liabilities	897,257	869,478
Commitments and contingencies (Note 19)

Stockholders' equity:
Preferred stock, $0.01 par value, 50,000,000 authorized and 0 issued and outstanding	-	-
Common stock, $0.01 par value, 350,000,000 authorized, 22,515,971 issued and 20,688,725 outstanding at March 31, 2019, and 22,400,074 issued and 20,606,736 outstanding at
December 31, 2018	225	224
Additional paid in capital	349,272	347,816
Treasury stock, at cost, 1,827,246 and 1,793,338 shares as of March 31, 2019
December 31, 2018	(37,743)	(36,882)
Retained earnings	61,060	64,676
Accumulated other comprehensive loss (Note 14)	(60,320)	(74,920)
Total stockholders' equity	312,494	300,914

Total liabilities and stockholders' equity	$1,209,751	$1,170,392

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share and per share amounts - unaudited)

	Three Months Ended March 31,
	2019	2018

Revenues (Note 3)	$378,738	$407,233
Cost of sales	341,971	359,049
Gross profit	36,767	48,184
Selling, general, and administrative expenses	25,186	23,345
Amortization expense (Note 7)	109	112
Restructuring and asset impairment charges, net (Note 8)	123	1,243
Operating income	11,349	23,484
Interest expense	5,640	4,676
Interest income	609	325
Net periodic benefit income (Note 13)	31	558
Other income (Note 19)	4,540	-
Income before provision for income taxes and income / (loss) from discontinued operations	10,889	19,691
Provision for income taxes (Note 12)	3,217	3,236
Income from continuing operations	7,672	16,455
Income / (loss) from discontinued operations, net of tax (Note 5)	(12,740)	845
Net income / (loss)	$(5,068)	$17,300

Weighted average basic shares outstanding	20,632,128	20,556,613
Weighted average diluted shares outstanding	21,063,287	20,951,973

Basic income / (loss) per share (Note 15):
Income per share from continuing operations	$0.37	$0.80
Income / (loss) per share from discontinued operations	(0.62)	0.04
Income / (loss) per share	(0.25)	0.84

Diluted income / (loss) per share (Note 15):
Income per share from continuing operations	$0.36	$0.79
Income / (loss) per share from discontinued operations	(0.60)	0.04
Income / (loss) per share	(0.24)	0.83

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands - unaudited)

	Three Months Ended March 31,
	2019	2018

Net income / (loss)	$(5,068)	$17,300
Other comprehensive income / (loss), net of tax:
Foreign currency translation adjustments, net of tax expense / (benefit) of $0.7 million and ($1.1 million)	(3,367)	3,191
Unrealized gain / (loss) on qualifying cash flow hedge, net of tax expense / (benefit) of ($0.6) million and $1.3 million	(2,013)	3,381
Other comprehensive income / (loss), net of tax	(5,380)	6,572
Comprehensive income / (loss)	$(10,448)	$23,872

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands - unaudited)

	Three Months Ended March 31,
	2019	2018

OPERATING ACTIVITIES:
Net income / (loss)	$(5,068)	$17,300
Less: Income / (loss) from discontinued operations, net of tax	(12,740)	845
Income from continuing operations	7,672	16,455

Adjustments required to reconcile income from continuing operations to net cash used in continuing operating activities:
Deferred income tax provision	2,272	2,080
Depreciation and amortization	15,425	14,511
Non-cash share-based compensation	986	703
Pension income, net of contributions	(1,381)	(2,237)
Change in working capital and other operating items	(40,574)	(61,934)
Net cash used in continuing operating activities	$(15,600)	$(30,422)

INVESTING ACTIVITIES:
Cash disbursed for purchases of property, plant, and equipment, net	$(39,642)	$(12,075)
Proceeds from disposition of European operations, net	277,406	-
Net cash provided by / (used in) continuing investing activities	$237,764	$(12,075)

FINANCING ACTIVITIES:
Proceeds from borrowings	$44,500	$1,339
Repayments of borrowings	(48,658)	(1,138)
Repayment on Term Loan Credit Facility	(50,000)	-
Debt financing costs	(2,276)	-
Payments for termination of hedging instruments	(28,582)	-
Dividend payment to Tower shareholders	(2,680)	(2,465)
Proceeds from stock options exercised	160	112
Purchase of treasury stock	(861)	(474)
Net cash used in continuing financing activities	$(88,397)	$(2,626)

Discontinued operations:
Net cash from discontinued operating activities	$7,142	$29,615
Net cash used in discontinued investing activities	(9,086)	(18,079)
Net cash used in discontinued financing activities	(1,787)	(12,613)
Net cash used in discontinued operations	$(3,731)	$(1,077)

Effect of exchange rate changes on continuing cash and cash equivalents	$(155)	$1,856

NET CHANGE IN CASH AND CASH EQUIVALENTS	$129,881	$(44,344)

CASH AND CASH EQUIVALENTS:
Beginning of period	$68,066	$96,313

End of period	$197,947	$51,969

Supplemental Cash Flow Information:
Interest paid, net of amounts capitalized	$5,946	$5,050
Income taxes paid	819	759
Non-cash Investing Activities:
Capital expenditures in liabilities for purchases of property, plant, and equipment	$17,911	$15,033

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Note 1. Organization and Basis of Presentation

Tower International, Inc. and its subsidiaries (collectively referred to as the “Company” or “Tower International”), is a leading integrated manufacturer of engineered automotive structural metal components and assemblies, primarily serving original equipment manufacturers (“OEMs”), including Ford, Fiat-Chrysler, Nissan, Toyota, BMW, Volkswagen Group, and Honda. Products include body structures, assemblies and other chassis structures, and lower vehicle systems and suspension components for small and large cars, crossovers, pickups, and sport utility vehicles (“SUVs”). The Company has strategically located production facilities in the United States, Mexico, and Brazil, supported by engineering and sales locations in the United States, Brazil, Japan, China and India.

As described in Note 5 of the Condensed Consolidated Financial Statements, on March 1, 2019, the Company consummated the sale of its European operations, resulting in net proceeds of approximately $250 million after payment of transaction costs and the repayment of its cross currency swap.

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

Principles of Consolidation

The Condensed Consolidated Financial Statements include the accounts of the Company and all subsidiaries over which the Company exercises control. All intercompany transactions and balances have been eliminated upon consolidation

Note 2. New Accounting Pronouncements

Recently Adopted

Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2016-02, Leases (Topic 842). This ASU introduces a lessee model that brings most leases on the balance sheet. The new standard establishes a right-of-use (“ROU”) model that requires a lessee to recognize an ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Under this standard, leases are classified as finance or operating, with balance sheet classification affecting the pattern and classification of expense recognition in the income statement. Subsequent to initial issuance of ASU No. 2016-02, the FASB has issued numerous ASU's that contain targeted improvements to the original standard.

The Company adopted the new standard effective January 1, 2019. The new standard allows for two different transition approaches that are required for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the Consolidated Financial Statements. The Company utilized the transition method that allowed for application of the new lease standard at the adoption date (January 1, 2019). Upon adoption, the Company did not retrospectively adjust prior period financial information, but did recognize a cumulative-effect adjustment of $5.5 million and corresponding tax effect adjustment of $1.4 million to the opening balance of retained earnings.

The Company did not utilize the package of practical expedients provided under the new standard. The Company determined that it has certain manufacturing equipment leases previously classified as operating leases that are classified as finance leases under the new standard. In addition, there are certain considerations related to internal control over financial reporting that are associated with implementing the new guidance under Accounting Standards Codification (“ASC”) No. 842 and the Company has implemented the necessary changes to its control framework. The Company has also included the new disclosure requirements required under ASC No. 842 (See Note 9 of the Condensed Consolidated Financial Statements).

Stock Compensation

On June 20, 2018, the FASB issued ASU No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting. This ASU simplifies the accounting for share-based payments granted to nonemployees for goods and services. Under the ASU, most of the guidance on such payments to nonemployees is aligned with the requirements for share-based payments granted to employees. The Company adopted the new standard effective January 1, 2019. Adoption of the ASU did not result in a material impact to the Company’s Condensed Consolidated Financial Statements.

Pending Adoption

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

Note 3. Revenue

The Company enters into contracts with its customers that create enforceable rights and obligations. Each such contract requires the Company to supply products for specific vehicle programs. The Company has determined that each unit produced represents a separate performance obligation. The Company satisfies its performance obligations and recognizes revenue at a point in time when the customer has obtained control of the unit. Determining when control transfers requires management to make judgments that affect the timing of revenue recognized. The Company has determined that control has transferred when its products are shipped to its customers because the Company has a present right to payment at that time, legal title and risk of loss have passed to the customer and the customer is able to direct the use of, and obtain substantially all of the benefits from, the products. Invoices are generated upon shipment to the customer and are based on contractually agreed upon unit prices. The Company has payment terms with its customers that generally require payment within 30 to 60 days of invoice date. FASB ASC No. 606, Revenue from Contracts with Customers, provides a practical expedient that allows companies to exclude from the transaction price any amounts collected from customers for all sales (and other similar) taxes. The Company does not include sales and other taxes in its transaction price and thus does not recognize these amounts as revenue. Shipping and handling costs are accounted for as fulfilment costs and are included in cost of sales.

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

The Company enters into agreements to produce products for its customers at the beginning of a given vehicle program’s life. Once such agreements are entered into by the Company, it is obligated to fulfil the customers’ purchasing requirements for the entire production period of the vehicle programs, which range from three to ten years, and generally, the Company has no provisions to terminate such contracts. These contracts may be terminated by the Company’s customers at any time. Historically, terminations of these contracts have been minimal.

The manufacture of certain products shipped to the Company's customers during the life of specific vehicle programs typically relies on dedicated property, plant, and equipment (production facilities, machinery, and equipment). The Company's customers issue purchase orders, and regular releases against these purchase orders, to determine the timing and delivery of these products to them. This dedicated property, plant, and equipment typically includes individual assets that are highly dependent on or interrelated with each other for purposes of producing products for the Company's customers. The embedded lease payments received from the Company's customers during the vehicle program life are considered variable under FASB ASC No. 842 as they are based on the quantity of products shipped. Therefore, the portion of customer payments allocated to the dedicated property, plant, and equipment is recognized at the same time as product revenue which typically occurs upon shipment to the customer.

The Company monitors the aging of uncollected billings and adjusts its accounts receivable allowance on a quarterly basis, as necessary, based upon its evaluation of the probability of collection. The adjustments made by the Company due to the write-off of uncollectible amounts have been immaterial for all periods presented. At March 31, 2019 and December 31, 2018, the Company’s accounts receivable, net of allowances, were $154.1 million and $113.1 million, respectively. The Company did not have any material unbilled or deferred revenue recorded on the Condensed Consolidated Balance Sheets as of March 31, 2019, or December 31, 2018.

For the three months ended March 31, 2019 and 2018, revenue recognized from performance obligations related to prior periods (for example, due to changes in transaction price) was not material.

Revenue expected to be recognized in any future period related to remaining performance obligations, excluding revenue pertaining to contracts that have an original expected duration of one year or less or contracts where revenue is recognized as invoiced, is not material.

The following table summarizes the Company’s customer mix as a percent of revenues:

	Three Months Ended March 31,
	2019	2018
Ford	45%	49%
Fiat - Chrysler	21%	23%
Nissan	12%	12%
Toyota	8%	7%
BMW	8%	3%
Volkswagen Group	2%	2%
Honda	2%	2%
Other	2%	2%
Total	100%	100%

The following table summarizes the Company’s vehicle platform mix as a percent of revenues:

	Three Months Ended March 31,
	2019	2018
SUV (sport-utility vehicles)	53%	52%
Pickup	28%	27%
Van	4%	4%
MPV (multi-purpose vehicles)	1%	2%
Light trucks	86%	85%
Large Car	7%	7%
Small Car	5%	7%
All Other	2%	1%
Total	100%	100%

Note 4. Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is determined by the first-in, first-out method. Maintenance, repair, and non-productive inventory, which are considered consumables, are expensed when acquired and included in the Condensed Consolidated Statements of Operations as cost of sales. Inventories consist of the following (in thousands):

	March 31, 2019	December 31, 2018
Raw materials	$32,065	$29,752
Work in process	15,220	13,008
Finished goods	16,720	26,674
Total inventory	$64,005	$69,434

Note 5. Discontinued Operations and Assets Held for Sale

The following table discloses select financial information of the discontinued operations of the Company’s European operations and Chinese joint ventures (in thousands):

	Three Months Ended March 31,
	2019	2018
Revenues	$110,930	$171,618
Loss from sale of discontinued operations	(6,895)	-
Income / (loss) from discontinued operations:
Income / (loss) before provision for income taxes	(9,906)	2,803
Provision for income taxes	2,834	1,958
Income / (loss) from discontinued operations	$(12,740)	$845

Europe Operations

During the fourth quarter of 2018, the Company’s subsidiaries Tower Automotive Holdings III Cooperatie U.A. and Tower Automotive Holdings USA, LLC entered into a Memorandum of Understanding and Stock Purchase Agreement with Financière SNOP Dunois S.A. (the “Purchaser”). Pursuant to the agreement, the Purchaser acquired all of the stock of TA Holdings Europe B.V., an indirect wholly owned subsidiary of the Company, and an intercompany loan, for a purchase price of €255 million on a cash free, debt free basis, subject to working capital and other customary adjustments and a reduction to the extent that capital expenditures for the Company’s European operations for calendar year 2018 were less than €45 million. The anticipated purchase price less expected transaction related costs was less than the carrying value as of December 31, 2018; therefore, the Company recorded a fair value adjustment of $44 million during the fourth quarter of 2018. During the first quarter of 2019, the Company completed the sale of its European operations, receiving net sale proceeds of $277.4 million after payment of transaction costs. The Company recorded an additional fair value adjustment of $6.9 million, which related primarily to the cumulative translation adjustment that was reclassified to earnings and the strengthening of the U.S. dollar against the Euro that resulted in a lower U.S. dollar purchase price.

The Company’s European operations have been presented as discontinued operations in the Company’s Condensed Consolidated Financial Statements in accordance with FASB ASC No. 205, Discontinued Operations.

China Joint Ventures

In October 2016, the Company entered into an agreement to sell its joint venture in Ningbo, China: Tower DIT Automotive Products Co., Ltd (“Ningbo”). The sale agreement provided for purchase of the Company’s equity in the joint venture for approximately $4 million, net of tax. The Company completed the sale of Ningbo during the second quarter of 2018 and received proceeds of $4.3 million, net of tax.

Ningbo has been presented as discontinued operations in the Company’s Consolidated Financial Statements in accordance with FASB ASC No. 205, Discontinued Operations.

The following table summarizes assets and liabilities held for sale by category (in thousands):

December 31, 2018

ASSETS
Current assets	$175,774
Property, plant, and equipment, net	239,023
Other assets, net	7,072
Goodwill	17,744
Fair value adjustment	(8,000)
Total assets held for sale	$431,613

LIABILITIES
Short-term debt	$14,890
Accounts payable	142,638
Total current liabilities	157,528

Long-term debt, net of current maturities	-
Other non-current liabilities	10,354
Total non-current liabilities	10,354
Total liabilities held for sale	$167,882

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

The components of capitalized tooling costs are as follows (in thousands):

	March 31, 2019	December 31, 2018
Customer-owned tooling, net	$20,138	$14,758
Company-owned tooling	494	507
Total tooling, net	$20,632	$15,265

Note 7. Goodwill and Other Intangible Assets

Goodwill

The change in the carrying amount of goodwill is set forth below by reportable segment and on a consolidated basis (in thousands):

Consolidated
Balance at December 31, 2018	$7,453
Currency translation adjustment	107
Balance at March 31, 2019	$7,560

Intangibles

An intangible asset of $3.6 million related to customer relationships was recorded in 2015, as part of the acquisition of a facility in Mexico. This intangible asset has a definite life and will be amortized on a straight-line basis over seven years, the estimated life of the related asset, which approximates the recognition of related revenues.

The Company incurred amortization expense of $0.1 million and $0.1 million for the three months ended March 31, 2019 and 2018, respectively.

Note 8. Restructuring and Asset Impairment Charges

As of March 31, 2019, the Company has executed various restructuring plans and may execute additional plans in the future to realign manufacturing capacity to prevailing automotive production levels, and to improve the utilization of remaining facilities. Estimates of restructuring charges are based on information available at the time such charges are recorded. Due to the inherent uncertainty involved in estimating restructuring expenses, actual amounts paid for such activities may differ from amounts initially recorded. Accordingly, the Company may record revisions of previous estimates by adjusting previously established reserves.

Restructuring and Asset Impairment Charges

The following table sets forth the Company’s net restructuring and asset impairment charges by type for the periods presented (in thousands):

	Three Months Ended March 31,
	2019	2018
Employee termination costs	$84	$856
Other exit costs	39	387
Total restructuring expense	$123	$1,243

The charges incurred during the three months ended March 31, 2019 and 2018 related primarily to the following actions:

2019 Actions

During the three months ended March 31, 2019, the charges incurred related to severance charges and ongoing maintenance expense of facilities closed as a result of prior actions.

2018 Actions

During the three months ended March 31, 2018, the charges incurred related to severance charges and ongoing maintenance expense of facilities closed as a result of prior actions.

Restructuring Reserve

The table below summarizes the activity in the restructuring reserve, which is included in accrued liabilities in the Condensed Consolidated Balance Sheets, for the above-mentioned actions through March 31, 2019 (in thousands):

Balance at December 31, 2018	$2,708
Payments	(762)
Increase in liability	84
Balance at March 31, 2019	$2,030

Except as disclosed in the table above, the Company does not anticipate incurring additional material cash charges associated with the actions described above. The changes in the restructuring reserve set forth in the table above do not agree with the restructuring charges for the period, as certain items are expensed as incurred related to the actions described.

The restructuring reserve decreased during the three months ended March 31, 2019, reflecting primarily payments related to prior accruals. During the three months ended March 31, 2019, the Company incurred payments of $0.8 million related primarily to prior accruals.

Note 9. Leases

The Company leases office space, manufacturing space, and certain equipment under noncancellable lease agreements, which require the Company to pay maintenance, insurance, taxes, and other expenses, in addition to rental payments. In certain cases, the lease payments include both lease and nonlease components. The Company has not elected the practical expedient under which the lease component would not be separated from the nonlease components; however, the nonlease components in the Company’s contracts are immaterial. Certain of the Company’s real estate lease payments vary based on changes in the Consumer Price Index (“CPI”). While the lease liabilities are not remeasured as a result of changes to the CPI, these changes are treated as variable lease payments and recognized in the period in which the obligation for those payments was incurred.

The Company’s leasing arrangements have lease terms that expire between the years 2019 and 2035. The Company has options to extend the terms of certain leases into future periods. For options that the Company is reasonably certain to exercise, the payments associated with these renewal periods have been included in the measurement of the lease liabilities and ROU assets. The Company does not record lease liabilities and ROU assets for leases with terms less than 12 months. In addition, for certain equipment leases, the Company has an obligation to return the equipment to the lessor at the end of the lease term. The estimated costs of returning the equipment to the lessor have been included in the measurement of the lease liability and ROU asset. The Company’s leasing arrangements do not have residual value guarantees, covenant requirements, or place any other restrictions on the Company.

Future operating and finance lease payments, on an undiscounted basis, at March 31, 2019 are as follows (in thousands):

	1 Year	2 Years	3 Years	4 Years	5 Years	After 5 Years	Total
Operating lease payments	$18,743	$18,284	$17,142	$15,048	$14,787	$80,446	$164,450
Finance lease payments	29,297	32,114	32,114	32,114	31,932	29,628	187,199

The Company measures the lease liabilities and ROU assets associated with these payments using its incremental borrowing rate, as it is not typical for the rate implicit in the lease to be readily determinable. The Company uses estimated interest rates from third party banking institutions that would be applicable over a similar lease term.

The following table presents a reconciliation of the undiscounted cash flows to the operating lease liabilities and finance lease liabilities recognized in the Condensed Consolidated Balance Sheets as of March 31, 2019 (in thousands):

	Operating Leases	Finance Leases
Total undiscounted cash flows	$164,450	$187,199
Present value impact	(55,009)	(24,503)
Total lease liabilities	$109,441	$162,696

Short-term lease liabilities	$13,256	$22,200
Long-term lease liabilities	96,185	140,496
Total lease liabilities	$109,441	$162,696

As of March 31, 2019, the Company had finance lease ROU assets of $162.8 million that have been presented within property, plant, and equipment, net on the Condensed Consolidated Balance Sheets.

The Company is currently in the process of extending the lease for one of its manufacturing facilities which is estimated to increase the operating lease liability and ROU asset by approximately $15 million during the second quarter of 2019. Additionally, the Company’s landlord is in the process of completing a building expansion at another of the Company’s manufacturing facilities. The lease for the expanded premises is expected to commence during the third quarter of 2019 and the related operating lease liability and ROU asset will be approximately $10 million.

The Company expects to lease additional equipment under finance leases during the second quarter of 2019 which will result in incremental finance lease liabilities and ROU assets of approximately $2 million.

The following table discloses the components of the total lease cost recognized (in thousands):

Three Months Ended
March 31, 2019
Lease cost
Finance lease cost:
Amortization of right-of-use assets	$3,440
Interest on lease liabilities	1,005
Total finance lease cost	4,445
Operating lease cost	5,003
Short-term lease cost	264
Variable lease cost	-
Total lease cost	$9,712

Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$1,005
Operating cash flows from operating leases	5,028
Financing cash flows from finance leases	2,795
Right-of-use assets obtained in exchange for new finance lease liabilities	8,806
Right-of-use assets obtained in exchange for new operating lease liabilities	4,049
Weighted-average remaining lease term - finance leases	5.5 years
Weighted-average remaining lease term - operating leases	10.5 years
Weighted-average discount rate - finance leases	6.0%
Weighted average discount rate - operating leases	6.1%

Note 10. Debt

Short-Term Debt

Short-term debt consists of the following (in thousands):

	March 31, 2019	December 31, 2018
Current maturities of debt (excluding finance leases)	$4,074	$4,148
Current maturities of finance leases	22,200	-
Total short-term debt	$26,274	$4,148

Long-Term Debt

Long-term debt consists of the following (in thousands):

	March 31, 2019	December 31, 2018
Term Loan Credit Facility (net of discount of $1,315 and $1,653)	$252,955	$303,521
Amended Revolving Credit Facility	-	-
Other foreign subsidiary indebtedness	895	1,044
Debt issue costs	(6,906)	(5,960)
Total debt	246,944	298,605
Less: Current maturities of debt	(4,074)	(4,148)
Total long-term debt	$242,870	$294,457

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

On December 14, 2018, the Company amended the Third Term Loan Amendment by entering into a Consent and Amendment (the “Term Loan Agreement”). Per the Term Loan Agreement, the Company was required to prepay outstanding Loans (as defined in the Term Loan Agreement) in an aggregate principal amount of $50 million substantially simultaneously with the consummation of the sale of the Company’s European operations.

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

On March 4, 2019, in connection with the sale of the Company’s European operations, the Company made the $50 million repayment required per the Term Loan Agreement. In connection with this payment, the Company incurred consent and arranger fees of $1.2 million. In addition, the Company accelerated the amortization of the original issue discount and the associated debt issue costs by $0.9 million.

As of March 31, 2019, the outstanding principal balance of the Term Loan Credit Facility was $253 million (net of a $1.3 million original issue discount) and the effective interest rate was 5.25% per annum.

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

On December 14, 2018, the Company amended the Fourth Amended Revolving Credit Facility Agreement by entering into a Consent and Amendment (the “Revolver Amendment”), pursuant to which, among other things, substantially simultaneously with the consummation of the sale of the Company’s European operations, the expiration date for the Fourth Amended Revolving Credit Facility Agreement was extended from March 7, 2022 to March 7, 2023. On March 1, 2019, the amendment was consummated upon the sale of the Company’s European operations and the Company incurred consent and arranger fees of $1.1 million.

Advances under the Amended Revolving Credit Facility bear interest at an alternate base rate plus a base rate margin or LIBOR plus a Eurodollar margin. The applicable margins are determined by the Company’s Total Net Leverage Ratio (as defined in the Fourth Amended Revolving Credit Facility Agreement). As of March 31, 2019, the applicable margins were 2% per annum for LIBOR based borrowings and 1% per annum for base rate borrowings. The Company will pay a commitment fee at a rate equal to 0.50% per annum on the average daily unused total revolving credit commitment.

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

As of March 31, 2019, there was $191.8 million of unutilized borrowing availability under the Amended Revolving Credit Facility. At that date, there were no borrowings and $8.2 million of letters of credit outstanding under the Amended Revolving Credit Facility.

Other Foreign Subsidiary Indebtedness

Generally, borrowings of foreign subsidiaries are made under credit agreements with commercial lenders and are used to fund working capital and other operating requirements.

As of March 31, 2019, the Company’s Brazilian subsidiary had borrowings of $0.9 million (R$ 3.5 million), which have annual interest rates ranging from 5.50% to 8.70% and maturity dates ranging from November 2019 to July 2022. As of March 31, 2019, the weighted average interest rate on the borrowings in Brazil was 7.33% per annum. The loans are provided through bilateral agreements with two local banks and are secured by certain fixed and current assets. Periodic interest and principal payments are required.

Covenants

As of March 31, 2019, the Company was in compliance with the financial covenants that govern its credit agreements.

Debt Issue Costs

The Company had debt issuance costs, net of amortization, of $6.9 million and $6 million as of March 31, 2019 and December 31, 2018, respectively. These amounts are reflected in the Condensed Consolidated Balance Sheets as a direct deduction from long-term debt, net of current maturities.

The Company incurred interest expense related to the amortization of debt issue costs of $1 million and $0.3 million during the three months ended March 31, 2019 and 2018, respectively.

Note 11. Derivative Financial Instruments

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

As of December 31, 2018, the Company had outstanding a $186.1 million variable to fixed interest rate swap with a fixed interest rate of 5.878% per annum and a €178 million cross currency swap based on the U.S. dollar / Euro exchange spot rate of $1.2733 which was the prevailing rate at the time of the transaction. The maturity date for both swap instruments was March 7, 2024.

During the first quarter of 2019, the Company paid $28.6 million to terminate its fixed interest rate and cross currency swaps. For the fixed interest rate swap, the balance within accumulated other comprehensive income (“AOCI”) was frozen and will be recognized within interest expense over the remaining term of the hedged transaction. As of March 31, 2019, the Company had a cumulative balance of $2.1 million recorded in AOCI related to these interest rate swaps. During the three months ended March 31, 2019 and 2018, the Company recognized $0.2 million and $0.3 million, respectively, within interest expense. The amount previously being recognized related to a swap modification that occurred in August 2017.

As the Company’s European operations have been sold effective March 1, 2019, the entire accumulated gain within AOCI of $17.1 million, net of tax, related to the cross currency swap was recognized into earnings during the first quarter of 2019.

Also during the first quarter of 2019, the Company entered into a new $100 million variable rate to fixed rate interest rate swap for a portion of the Company’s Term Loan. The fair value of the swap will fluctuate with changes in interest rates. The fixed interest rate is 5.35% per annum and the swap has a maturity date of March 7, 2024. The interest rate swap qualifies as a cash flow hedge and is accounted for under FASB ASC No. 815, Derivatives and Hedging.

At March 31, 2019 and December 31, 2018, the following amounts were recorded in the Condensed Consolidated Balance Sheets as being payable to counterparties under FASB ASC No. 815 (in thousands):

	Location	March 31, 2019	December 31, 2018
Cross currency swap	Other non-current liabilities	$-	$19,903
Interest rate swap	Other non-current liabilities	1,834	5,034

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

The following table presents the deferred gains / (losses) reported in AOCI at March 31, 2019 and December 31, 2018 (in thousands):

	Deferred gain in AOCI
	March 31, 2019	December 31, 2018
Cross currency swap	$-	$21,099
Interest rate swap	(3,932)	(1,546)
Total	$(3,932)	$19,553

The following table presents the total amounts reported in interest expense in the Condensed Consolidated Statement of Operations and the effects of hedging on those line items:

	Three Months Ended March 31,
	2019	2018
Interest expense	$5,640	$4,676

Effect of hedging	(266)	(128)

Note 12. Income Taxes

During the three months ended March 31, 2019, the Company recorded income tax expense of $3.2 million on $10.9 million of pre-tax profit from continuing operations – for an effective tax rate of 29.5%.  Included in the $3.2 million of consolidated tax expense was $1 million of deferred tax expense attributable to U.S. operations.

During the three months ended March 31, 2018, the Company recorded income tax expense of $3.2 million on $19.7 million of pre-tax profit from continuing operations – for a consolidated effective tax rate of 16.4%. Included in the $3.2 million of consolidated tax expense was $2.9 million of deferred tax expense attributable to U.S. operations.

Note 13. Retirement Plans

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

The following tables provide the components of net periodic pension benefit cost and other post-retirement benefit cost (in thousands):

	Pension Benefits		Other Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2019	2018	2019	2018
Service cost	$3	$5	$1	$2
Interest cost	2,000	1,835	138	128
Expected return on plan assets (a)	(2,182)	(2,537)	-	-
Amortization of prior service credit	(24)	(24)	33	33
Net periodic benefit cost / (income)	$(203)	$(721)	$172	$163

(a)Expected rate of return on plan assets is 7.40% for 2019 and was 7.40% for 2018

The Company expects its minimum pension funding requirements to be $5.9 million during 2019. During the three months ended March 31, 2019 and 2018, the Company made contributions of $1.2 million and $1.5 million, respectively.

Additionally, during the three months ended March 31, 2019 and 2018, the Company contributed $1.8 million and $1.6 million, respectively, to its defined contribution retirement plans.

Note 14. Stockholders’ Equity and Noncontrolling Interests

The table below provides a reconciliation of the carrying amount of total stockholders’ equity for the three months ended March 31, 2019 (dollars in thousands):

						Accumulated
	Common		Additional			Other
	Stock		Paid in	Treasury	Retained	Comprehensive
	Units/Shares	Amount	Capital	Stock	Earnings	Loss		Total Equity
Balance at December 31, 2018	20,606,736	$ 224	$ 347,816	$ (36,882)	$ 64,676	$ (74,920)		$ 300,914
Net loss	-	-	-	-	(5,068)	-		(5,068)
Other comprehensive loss	-	-	-	-	-	(5,380)		(5,380)
Total comprehensive loss	-	-	-	-	-	-		(10,448)
Vesting of RSUs	102,856	1	(1)	-	-	-		-
Stock options exercised	13,041	-	160	-	-	-		160
Treasury stock	(33,908)	-	-	(861)	-	-		(861)
Share-based compensation expense	-	-	1,297	-	-	-		1,297
Dividend paid	-	-	-	-	(2,680)	-		(2,680)
Cumulative effect of the adoption of
ASU No. 2016-02	-	-	-	-	4,132	-		4,132
Amounts reclassified from AOCI	-	-	-	-	-	19,980	(a)	19,980
Balance at March 31, 2019	20,688,725	$ 225	$ 349,272	$ (37,743)	$ 61,060	$ (60,320)		$ 312,494

(a)

Includes recognition of $36.8 million loss related to the sale of the Company’s European operations and recognition of $17.1 million gain associated with the Company’s net investment hedges that were terminated upon the sale of the Company’s European operations.

The table below provides a reconciliation of the carrying amount of total stockholders’ equity for the three months ended March 31, 2018 (dollars in thousands):

						Accumulated
	Common		Additional			Other
	Stock		Paid in	Treasury	Retained	Comprehensive
	Units/Shares	Amount	Capital	Stock	Earnings	Loss	Total Equity
Balance at December 31, 2017	20,542,397	$ 223	$ 344,153	$ (36,408)	$ 29,712	$ (67,808)	$ 269,872
Net income	-	-	-	-	17,300	-	17,300
Other comprehensive income	-	-	-	-	-	6,572	6,572
Total comprehensive income	-	-	-	-	-	-	23,872
Vesting of RSUs	62,225	1	(1)	-	-	-	-
Stock options exercised	8,579	-	112	-	-	-	112
Treasury stock	(18,064)	-	-	(474)	-	-	(474)
Share-based compensation expense	-	-	703	-	-	-	703
Dividend paid	-	-	-	-	(2,465)	-	(2,465)
Cumulative effect of the adoption of
ASU No. 2017-12	-	-	-	-	(3,848)	3,848	-
Balance at March 31, 2018	20,595,137	$ 224	$ 344,967	$ (36,882)	$ 40,699	$ (57,388)	$ 291,620

On June 17, 2016, the Company announced its Board of Directors’ authorization to repurchase up to $100 million of the Company’s issued and outstanding common stock from time to time in the open market, or in privately negotiated transactions. The Company expects to fund such repurchases from cash flow from operations, cash on hand, asset dispositions, and borrowings under its revolving credit facility. Through March 31, 2019, the Company repurchased a total of 829,648 shares of common stock at an aggregate cost of $18.9 million under this repurchase program. During the three months ended March 31, 2019, no shares have been repurchased under this repurchase program.

The following table presents the components of accumulated other comprehensive loss (in thousands):

	As of March 31, 2019	As of December 31, 2018	Change
Foreign currency translation adjustments, net of tax expense of $0 million and $2.9 million	$(20,142)	$(36,531)	$16,389
Defined benefit plans, net of tax expense of $14.9 million and $14.9 million	(38,185)	(38,185)	-
Unrealized loss on qualifying cash flow hedge, net of tax benefit of $1.9 million and $1.3 million	(1,993)	(204)	(1,789)
Accumulated other comprehensive loss	$(60,320)	$(74,920)	$14,600

The following table presents the changes in accumulated other comprehensive loss by component (in thousands) for the three months ended March 31, 2019:

	Unrealized loss on		Foreign Currency
	Qualifying cash flow	Defined Benefit	Translation
	Hedge	Plan	Adjustments	Total
Balance at December 31, 2018	$(204)	$(38,185)	$(36,531)	$(74,920)
Other comprehensive loss before reclassification	(2,013)	-	(3,367)	(5,380)
Amounts reclassified from accumulated other
comprehensive loss	224	-	19,756	19,980
Net current-period other comprehensive income / (loss)	(1,789)	-	16,389	14,600
Balance at March 31, 2019	$(1,993)	$(38,185)	$(20,142)	$(60,320)

The following table presents the changes in accumulated other comprehensive loss by component (in thousands) for the three months ended March 31, 2018:

	Unrealized loss on		Foreign Currency
	Qualifying cash flow	Defined Benefit	Translation
	Hedge	Plan	Adjustments	Total
Balance at December 31, 2017	$(4,698)	$(38,249)	$(24,861)	$(67,808)
Other comprehensive income before reclassification	3,381	-	3,191	6,572
Amounts reclassified from accumulated other
comprehensive loss	734	-	3,114	3,848
Net current-period other comprehensive income	4,115	-	6,305	10,420
Balance at March 31, 2018	$(583)	$(38,249)	$(18,556)	$(57,388)

Note 15. Earnings per Share (“EPS”)

Basic earnings / (loss) per share is calculated by dividing net income / (loss) by the weighted average number of common shares outstanding.

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

The Company did not exclude any potentially anti-dilutive shares for the three months ended March 31, 2019 and March 31, 2018, respectively.

A summary of the information used to compute basic and diluted net income / (loss) per share is shown below (in thousands – except share and per share amounts):

	Three Months Ended March 31,
	2019	2018
Income from continuing operations	$7,672	$16,455
Income / (loss) from discontinued operations, net of tax	(12,740)	845
Net income / (loss)	$(5,068)	$17,300

Basic income / (loss) per share:
Continuing operations	$0.37	$0.80
Discontinued operations	(0.62)	0.04
Net income / (loss)	(0.25)	0.84
Basic weighted average shares outstanding	20,632,128	20,556,613

Diluted income / (loss) per share:
Continuing operations	$0.36	$0.79
Discontinued operations	(0.60)	0.04
Net income / (loss)	(0.24)	0.83
Diluted weighted average shares outstanding	21,063,287	20,951,973

The following table presents information regarding the Company’s quarterly dividends per common share.

Declaration Date	Cash Amount	Record Date	Payment Date
2019
January 24, 2019	$0.13	February 7, 2019	February 28, 2019
2018
January 26, 2018	0.12	February 9, 2018	February 28, 2018

Note 16. Share-Based and Long-Term Compensation

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

At March 31, 2019, 442,609 shares were available for future grants of options and other types of awards under the Plan.

The following table summarizes the Company’s award activity during the three months ended March 31, 2019:

	Options		Restricted Stock Units
		Weighted		Weighted
		Average		Average Grant
Outstanding at:	Shares	Exercise Price	Shares	Date Fair Value
December 31, 2018	341,344	$12.21	388,047	$26.33
Granted	-	-	176,586	25.35
Options exercised or RSUs vested	(13,041)	12.23	(102,856)	26.32
Forfeited	-	-	-	-
March 31, 2019	328,303	$12.21	461,776	$25.96

Stock Options

The exercise price of each stock option equals the market price of the Company’s common stock on the grant date. Compensation expense is recorded at the grant date fair value and is recognized on a straight-line basis over the applicable vesting periods. The Company’s stock options generally vest over three years, with a maximum term of ten years.

The Company calculates the weighted average grant date fair value of each option granted using a Black-Scholes valuation model. During the three months ended March 31, 2019 and 2018, the Company did not recognize any expense relating to the options as all of the expense associated with these options had been fully recognized in previous periods.

As of March 31, 2019, the Company had an aggregate of 328,303 stock options that had been granted, but had not yet been exercised. As of March 31, 2019, the remaining average contractual life for these options is approximately three years. During the three months ended March 31, 2019, 13,041 options were exercised, which had an aggregate intrinsic value of $0.2 million. As of March 31, 2019, 328,303 stock options were exercisable, which had an aggregate intrinsic value of $2.9 million. During the three months ended March 31, 2019, no options were forfeited and no options were granted.

Restricted Stock Units (“RSUs”)

The grant date fair value of each RSU equals the market price of the Company’s common stock on its date of grant. Compensation expense is recorded at the grant date fair value, less an estimated forfeiture amount, and is recognized on a straight-line basis over the applicable vesting periods. The Company’s RSUs generally vest over a three year period.

During the three months ended March 31, 2019 and 2018, the Company recognized expense relating to the RSUs of $1 million and $0.7 million, respectively. As of March 31, 2019, the Company had $8.1 million of unrecognized compensation expense associated with these RSUs, which will be amortized on a straight-line basis over the next 20 months, on a weighted average basis.

As of March 31, 2019, the Company had an aggregate of 461,776 RSUs that had been granted, but had not yet vested. During the three months ended March 31, 2019, 176,586 RSUs were granted and no RSUs were forfeited.

During the first three months of 2019, a total of 102,856 RSUs vested, resulting in the issuance of 102,856 shares. The fair value of these shares was $2.6 million. This total was reduced by shares repurchased to provide payment for certain individuals’ minimum statutory withholding tax. After offsets for withholding taxes, a total of 68,948 shares of common stock were issued. The Company paid $0.9 million to acquire 33,908 vested shares to cover the minimum statutory withholding taxes.

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

2018 and 2019 Awards

One half of the awards granted in 2018 and 2019 will be based upon the Company’s Adjusted EBITDA Growth Rate, which is defined as the Company’s cumulative Adjusted EBITDA for the performance period of the awards, stated in terms of a percentage growth rate. The other half of the awards will be based upon the Company's percentile ranking of total shareholder return, compared to a peer group of companies, for the performance period.

The performance period of the awards granted in 2017 is January 1, 2017 through December 31, 2019. The performance period of the awards granted in 2018 is January 1, 2018 through December 31, 2020. The performance period of the awards granted in 2019 is January 1, 2019 through December 31, 2021.

For the three months ended March 31, 2019 and 2018, the Company recorded expense related to all performance awards of $2.5 million and $1 million, respectively. At March 31, 2019, the Company had a liability of $6 million related to these awards, of which $4 million is payable in March 2020 and is presented as other current liabilities in the Condensed Consolidated Balance Sheet, while the remaining $2 million is presented as other non-current liabilities in the Condensed Consolidated Balance Sheet.

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

The following is a summary of select data for each of the Company’s reportable segments (in thousands):

Total
Three Months Ended March 31, 2019:
Revenues	$378,738
Net Loss	(5,068)
Capital Expenditures (a)	39,642
Total Assets	1,209,751

Three Months Ended March 31, 2018:
Revenues	$407,233
Net Income	17,300
Capital Expenditures (a)	12,075
Total Assets (b)	1,327,437

(a)	Capital expenditures represent cash disbursed for purchases of property, plant, and equipment, as presented in the accompanying Consolidated Statements of Cash Flows.
(b)	As of March 31, 2018, total assets include assets held for sale.

Inter-segment sales are not significant for any period presented.

Note 18. Fair Value of Financial Instruments

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

At March 31, 2019, the carrying value and estimated fair value of the Company’s total debt was $253.9 million and $250 million, respectively. At December 31, 2018, the carrying value and estimated fair value of the Company’s total debt was $304.6 million and $290.1 million, respectively. The majority of the Company’s debt at March 31, 2019 and December 31, 2018 was comprised of the Term Loan Credit Facility, which can be traded between financial institutions. Accordingly, this debt has been classified as Level 2. The fair value was determined based upon quoted values. The remainder of the Company’s debt, primarily consisting of foreign subsidiary indebtedness, is asset-backed and is classified as Level 3. As this debt carries variable rates and minimal credit risk, the book value approximates the fair values.

The Company has an interest rate swap that was measured at fair value on a recurring basis at March 31, 2019. The Company had foreign currency exchange hedges and an interest rate swap that were measured at fair value on a recurring basis at December 31, 2018. These instruments are recorded in other non-current liabilities in the Company’s Condensed Consolidated Balance Sheets and the fair value is measured using Level 2 observable inputs such as foreign currency exchange rates, swap rates, cross currency basis swap spreads and interest rate spreads. At March 31, 2019, the interest rate swap had a liability fair value of $1.8 million. At December 31, 2018, foreign currency exchange hedge (net investment hedge of the Company’s European subsidiaries) and the interest rate swap had liability fair values of $19.9 million and $5 million, respectively.

The following table provides each major category of assets and liabilities measured at fair value on a nonrecurring basis during the three months ended March 31, 2019 (in millions):

	Quoted prices in active	Significant other	Significant
	markets for identical	observable	unobservable
	assets	inputs	inputs
	Level 1	Level 2	Level 3	Total gains / (losses)
Long-lived assets held for sale	Not applicable	Not applicable	$256.8	$(6.9)

In accordance with FASB ASC No. 360, Property, Plant, & Equipment, the long-lived assets held for sale related to the Company’s European operations, with a carrying amount of $263.7 million were written down to their fair value of $256.8 million, resulting in a loss of $6.9 million, which was included in the Company’s Condensed Consolidated Statements of Operations for the three months ended March 31, 2019 as income/(loss) from discontinued operations, net of tax. The fair value of the assets was determined based upon the actual net proceeds received compared to the carrying value of the European operations. The carrying value also included the cumulative translation adjustment that was reclassified into earnings.

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

Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. The established liability for environmental matters is based upon management’s best estimates, on an undiscounted basis, of expected investigation/ remediation costs related to environmental contamination. It is possible that actual costs associated with these matters will exceed the environmental reserves established by the Company. Inherent uncertainties exist in the estimates, primarily due to unknown environmental conditions, changing governmental regulations, and legal standards regarding liability and evolving technologies for handling site remediation and restoration. At March 31, 2019 and December 31, 2018, the Company had $1.3 million accrued for environmental matters.

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

In 2018, the Company received a favorable court ruling regarding the unconstitutionality of calculating Brazilian PIS and COFINS taxes. During the first quarter of 2019, the Company submitted a claim with the Brazilian government and received authorization to begin utilizing the credits to offset certain cash payments to the government. The Company has five years to utilize the credits. The Company will account for the utilization of these credits in accordance with FASB ASC 450, Accounting for Contingencies. The submission of the claim with the Brazilian government resulted in a one-time tax obligation, for which a portion of the tax credit will be utilized to offset. Therefore, the Company recognized a one-time benefit of $5.2 million during the first quarter of 2019 that has been presented within other income on the Condensed Consolidated Statements of Operations. Future utilization of these credits will be recorded within cost of goods sold.

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

Recent Trends

Production Volumes

During the first three months of 2019, industry production volumes decreased from 2018 in North America and Brazil. According to IHS Automotive (“IHS”), full year industry production in 2019 is projected to decrease in North America and increase in Brazil.

Factors Affecting our Industry, Revenues, and Expenses

For information regarding factors that affect our industry, revenues, and expenses, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Results of Operations—Three Months Ended March 31, 2019 Compared with the Three Months Ended March 31, 2018

The following table presents production volumes in specified regions, according to the IHS April 2019 issue, for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 (in millions of units produced):

	North America	Brazil
Three Months Ended March 31, 2019	4.3	0.7
Three Months Ended March 31, 2018	4.4	0.7
Increase / (Decrease)	(0.1)	(0.0)
Percentage change	(2.4)%	(0.6)%

The following table presents select financial information for the three months ended March 31, 2019 and 2018 (in millions):

	Three Months Ended March 31,
	2019	2018

Revenues	$378.7	$407.2
Cost of sales	342.0	359.0
Gross profit	36.7	48.2
Selling, general, and administrative expenses	25.2	23.4
Amortization expense	0.1	0.1
Restructuring and asset impairment charges, net	0.1	1.2
Operating income	11.3	23.5
Interest expense, net	5.0	4.4
Net periodic benefit income	-	0.6
Other income	4.5	-
Provision for income taxes	3.2	3.2
Income / (loss) from discontinued operations, net of tax	(12.7)	0.8
Net income / (loss)	$(5.1)	$17.3

Comparison of Periods – GAAP Analysis of Consolidated Results

During the first quarter of 2019, revenues and profits were negatively impacted by the temporary closure of our Chicago facility related to our customer's new model production change-over. This closure allowed for the demolition and removal of old manufacturing equipment for the previous model and installation of new manufacturing equipment to support our customer's new model. This facility will begin operations during the second quarter of 2019.

Revenues

Total revenues decreased during the three months ended March 31, 2019 by $28.5 million, or 7%, from the three months ended March 31, 2018, reflecting lower volume ($26.6 million), related primarily to the timing of certain vehicle launches, and unfavorable foreign exchange ($2.4 million), offset partially by favorable pricing ($0.5 million).

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

Total gross profit decreased by $11.5 million, or 23.6%, from the three months ended March 31, 2018 to the three months ended March 31, 2019, and our gross profit margin decreased from 11.8% during the 2018 period to 9.7% during the 2019 period. Gross profit was impacted by lower volume ($7.5 million), higher fixed costs to support new programs ($4 million), unfavorable mix ($1.4 million), and unfavorable foreign exchange ($0.4 million). All other factors were net favorable ($1.9 million). Lower launch costs ($5.6 million), favorable efficiencies ($0.3 million), and favorable timing of commercial and vendor settlements were offset partially by unfavorable pricing and economics ($8.5 million). The decrease in gross profit margin was attributable primarily to lower volumes and higher fixed costs to support new programs.

In addition, gross profit was positively impacted $1.6 million for the net impact of the adoption of FASB ASC No. 842 and the change in depreciation expense. Upon adoption, the lease expenses that were previously recorded separately within costs of goods sold are now presented within depreciation and interest expense. The net improvement of $1.6 million within gross profit relates primarily to lower depreciation in 2019 due to the timing of certain vehicle launches.

Selling, General, and Administrative Expenses (“SG&A”)

Total SG&A increased $1.8 million, or 7.7%, from the three months ended March 31, 2018, reflecting primarily higher long-term incentive compensation expense.

Restructuring and Asset Impairment Expense

Total restructuring expense decreased $1.1 million from the three months ended March 31, 2018. During the first quarter of 2018, we recorded $1.2 million related primarily to severance charges to reduce fixed costs.

Interest Expense, net

Interest expense, net, increased $0.6 million from the three months ended March 31, 2018, reflecting primarily the interest expense associated with our finance leases upon the adoption of FASB ASC No. 842.

Net Periodic Benefit Income

Net periodic benefit income decreased $0.6 million from the three months ended March 31, 2018, reflecting primarily lower expected return on plan assets and higher interest cost.

Other Income

Other income increased $4.5 million from the three months ended March 31, 2018, reflecting primarily $5.2 million of income related to the utilization of credits in Brazil (see Note 19 of our Condensed Consolidated Financial Statements), offset partially by fees of $0.7 million related to the termination of our interest rate swap.

Provision for Income Taxes

Income tax expense from continuing operations was the same as the first quarter of 2018, even though pre-tax profit decreased by $8.8 million. Our overall effective tax rate increased from 16.4% to 29.5%. The increase in our effective tax rate is primarily due to our expectation that we will not generate significant research credits in the U.S. in 2019.

The availability of U.S. net operating loss carryforwards generated in 2010-2013 has effectively eliminated our U.S. cash tax liability, except for immaterial payments for state income taxes. We do not expect to incur a material U.S. cash tax liability until at least 2022 due to the utilization of remaining net operating losses carryforwards, research credits, and by electing 100% expensing of machinery and equipment allowed under U.S. tax law.

Income from Discontinued Operations

As noted above, during the first quarter of 2019 we completed the sale of our European operations. We also completed the sale of our remaining Chinese business operations during the second quarter of 2018. Our European and Chinese business operations have been presented as discontinued operations in our Condensed Consolidated Financial Statements in accordance with FASB ASC No. 205, Discontinued Operations. We recorded a loss from discontinued operations, net of tax, of $12.7 million during the three months ended March 31, 2019, as compared with income of $0.8 million for the three months ended March 31, 2018. Included in the $12.7 million loss for the first quarter of 2019 was a loss of $6.9 million on the sale of our European operations, which related primarily to the cumulative translation adjustment that was reclassified to earnings and the strengthening of the U.S. dollar against the Euro that resulted in a lower U.S. dollar purchase price.

Comparison of Periods—Non-GAAP Analysis of Adjusted EBITDA

A reconciliation of net income / (loss) to Adjusted EBITDA for the periods presented is set forth below (in millions):

	Three Months Ended March 31,
	2019	2018
Net income / (loss)	$(5.1)	$17.3
Interest expense, net	5.0	4.4
Net periodic benefit income	-	0.6
Other income	4.5	-
Provision for income taxes	3.2	3.2
Income / (loss) from discontinued operations, net of tax	(12.7)	0.8
Operating income	11.3	23.5
Restructuring and asset impairment charges, net	0.1	1.2
Depreciation and amortization	15.4	14.5
Acquisition costs and other	0.2	-
Long-term compensation expense (a)	3.4	1.3
Lease expenses (b)	-	2.5
Adjusted EBITDA	$30.4	$43.0

(a)

Represents the compensation expense related to stock options, restricted stock units, and accruals from certain compensation programs intended to benefit our long-term success and growth. The compensation charges are incurred during the applicable vesting periods of each program.

(b)

Represents lease expense incurred related to certain manufacturing equipment that is being leased. Beginning in 2019, FASB ASC No. 842, Leases, changed the financial reporting for leases. Certain of our manufacturing equipment leases that were classified as operating leases under FASB ASC No. 840, Leases, are considered finance leases under the new standard which results in this expense being recorded within depreciation and interest expense.

The following table presents revenues (a GAAP measure) and Adjusted EBITDA (a non-GAAP measure) for the three months ended March 31, 2019 and 2018 (in millions), as well as an explanation of variances:

	Consolidated
		Adjusted
	Revenues	EBITDA(c)
Three Months Ended March 31, 2019 results	$378.7	$30.4
Three Months Ended March 31, 2018 results	407.2	43.0
Variance	$(28.5)	$(12.6)
Variance attributable to:
Volume and mix	$(26.6)	$(12.9)
Foreign exchange	(2.4)	(0.4)
Pricing and economics	0.5	(8.5)
Efficiencies	-	0.3
Selling, general, and administrative
expenses and other items (d)	-	8.9
Total	$(28.5)	$(12.6)

(c)	We have presented a reconciliation of net income / (loss) to Adjusted EBITDA above.
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

Adjusted EBITDA decreased by $12.6 million, or 29.3%, from the three months ended March 31, 2018, reflecting lower volume and mix ($12.9 million) and unfavorable foreign exchange ($0.4 million). Volume and mix consisted of lower volume ($7.5 million), higher fixed costs to support new programs ($4 million) and unfavorable mix ($1.4 million). All other factors were net favorable ($0.7 million). Favorable SG&A expense and other items ($8.9 million) and favorable efficiencies ($0.3 million), which were negatively impacted by the timing of certain vehicle launches, were offset partially by unfavorable pricing and economics ($8.5 million). SG&A expenses and other items reflected primarily lower launch costs ($5.6 million) and favorable commercial and vendor settlements.

Restructuring

The following table sets forth our net restructuring and asset impairment charges by type for the periods presented (in millions):

	Three Months Ended March 31,
	2019	2018
Employee termination costs	$0.1	$0.8
Other exit costs	-	0.4
Total restructuring charges, net	$0.1	$1.2

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

The charges incurred during the three months ended March 31, 2019 and 2018 related to severance charges and ongoing maintenance expense of facilities closed as a result of prior actions.

Liquidity and Capital Resources

General

We generally expect to fund expenditures for operations, administrative expenses, capital expenditures, dividend payments, and debt service obligations with internally generated funds from operations and we generally expect to satisfy working capital needs from time-to-time with borrowings under our revolving credit facility or cash on hand. As of March 31, 2019, we had available liquidity of $389.7 million, which we believe is adequate to fund our working capital requirements for at least the next twelve months. We believe that we will be able to meet our debt service obligations and fund operating requirements for at least the next twelve months with cash flow from operations, cash on hand, potential operating lease arrangements, and borrowings under our revolving credit facility.

On June 17, 2016, we announced our Board of Directors’ authorization to repurchase up to $100 million of our issued and outstanding common stock from time to time in the open market, or in privately negotiated transactions. We expect to fund such repurchases from cash flow from operations, cash on hand, asset dispositions, and borrowings under our revolving credit facility. To date, we have repurchased a total of 829,648 shares of common stock at an aggregate cost of $18.9 million, all of which repurchases occurred during the year ended December 31, 2016.

Cash Flows and Working Capital

The following table shows the components of our cash flows from continuing operations for the periods presented (in millions):

	Three Months Ended March 31,
	2019	2018
Net cash provided by / (used in):
Operating activities	$(15.6)	$(30.4)
Investing activities	237.8	(12.1)
Financing activities	(88.4)	(2.6)

Net Cash Used in Operating Activities

Net cash used in operating activities was $15.6 million during the three months ended March 31, 2019, compared to $30.4 million during the three months ended March 31, 2018. The $14.8 million decrease of cash used was attributable primarily to a favorable net tooling position offset partially by lower earnings.

Net Cash Provided by / (Used in) Investing Activities

Net cash provided by investing activities was $237.8 million during the three months ended March 31, 2019, compared to $12.1 million used during the three months ended March 31, 2018. The $249.9 million increase in cash provided was attributable primarily to $277.4 million net proceeds received from the sale of our European operations offset partially by higher capital expenditures for new programs.

Net Cash Used in Financing Activities

Net cash used in financing activities was $88.4 million during the three months ended March 31, 2019, compared to $2.6 million during the three months ended March 31, 2018. This $85.8 million increase in cash used was attributable primarily to the $50 million repayment of our Term Loan Credit Facility and payments for the termination of our hedging instruments.

Working Capital

We manage our working capital by monitoring key metrics principally associated with inventory, accounts receivable, and accounts payable. Our quarterly average inventory days on hand remained consistent at 20 days during the first quarter of 2019 compared to the fourth quarter of 2018 and our inventory levels decreased from $69.4 million at December 31, 2018 to $64 million at March 31, 2019, primarily due to the timing of bank builds to support new programs.

Our accounts receivable balance increased from $113.1 million as of December 31, 2018 to $154.1 million as of March 31, 2019. The increase reflects higher trade accounts receivable due to the timing of customer payments consistent with normal seasonality.

Our accounts payable balance decreased from $188.8 million as of December 31, 2018 to $187.6 million as of March 31, 2019.

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

Our working capital is also impacted by our net position in regard to tooling owned by our customers. Tooling costs represent costs incurred by us in the development of new tooling used in the manufacture of our products. Generally, when a customer awards a contract to us, the customer agrees to reimburse us for certain of our tooling costs. As the tooling is developed, we experience cash outflows because we bear the costs and we typically do not receive reimbursement from our customers until the manufacture of the particular program commences. This timing delay causes our working capital to fluctuate between periods due to the timing of the cash inflows and outflows. We define our net tooling position as tooling in progress (see Note 6) plus accounts receivable related to tooling less accounts payable related to tooling. During the first three months of 2019, our net tooling position increased by $1.8 million from $15 million at December 31, 2018 to $16.8 million at March 31, 2019.

On March 31, 2019 and December 31, 2018 we had working capital balances (excluding discontinued operations held for sale) of $126.6 million and $1 million, respectively.

Sources and Uses of Liquidity

Our available liquidity at March 31, 2019 was $389.7 million, which consisted of $197.9 million of cash on hand, and unutilized borrowing availability under our U.S. credit facilities of $191.8 million. A portion of our cash balance is located at foreign subsidiaries and is presently being used to fund operations at and investment in those locations. As of December 31, 2018 we had available liquidity of $259.9 million.

As of March 31, 2019, we had short-term debt, excluding finance leases, of $4.1 million, of which $3.6 million related to current maturities of our Term Loan Credit Facility and $0.5 million related to borrowings in Brazil. Historically, we have been successful in renewing the Brazil debt as it becomes due, but we cannot provide assurance that this debt will continue to be renewed or, if renewed, that this debt will continue to be renewed under the same terms.

We are currently experiencing organic growth well above industry average as a result of major new business awards primarily in North America. To fund this growth, we continue to incur significant capital investment requirements for the purchase and installation of the machinery and equipment necessary to manufacture the awarded products. We have entered into certain equipment leases to assist with a portion of the funding requirements for the related capital investments. We believe that these finance leases provide a diversified capital source for financing the capital investment requirements at competitive rates in relation to our existing debt arrangements and help to maintain our strong liquidity profile. These leasing arrangements bear a weighted average fixed interest rate of 5.6%. As of March 31, 2019, the short-term portion of these lease liabilities was $22.2 million.

Pursuant to the Board of Directors’ declaration on October 16, 2015, we commenced payment of a quarterly dividend of $0.10 per common share. This dividend was raised to $0.11 per common share on October 21, 2016, $0.12 per common share on October 20, 2017, and $0.13 per common share on October 18, 2018. During the three months ended March 31, 2019 and 2018, we paid dividends of $2.7 million and $2.5 million, respectively.

As noted above, on June 17, 2016, we announced our Board of Directors’ authorization to repurchase up to $100 million of our issued and outstanding common stock from time to time in the open market, or in privately negotiated transactions. As of March 31, 2019, 829,648 shares have been purchased under the Repurchase Program at an aggregate cost of $18.9 million with no additional shares being purchased under that program during the three months ended March 31, 2019.

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

	Three Months Ended March 31,
	2019	2018
Net cash provided by continuing operating activities	$(15.6)	$(30.4)
Cash disbursed for purchases of property, plant, and equipment, net	(39.6)	(12.1)
Free cash flow (1)	$(55.2)	$(42.5)

(1)Net cash disbursed for customer-owned tooling is included in free cash flow. Net cash disbursed for customer-owned tooling during the three months ended March 31, 2019 was $1.8 million compared to net cash disbursed of $16.1 million for customer-owned tooling during the three months ended March 31, 2018.

Free cash flow was negative $55.2 million during the three months ended March 31, 2019, compared to negative $42.5 million during the three months ended March 31, 2018. The decrease reflected lower Adjusted EBITDA and higher capital expenditures.

Debt

As of March 31, 2019, we had outstanding indebtedness, net of debt issue costs, of approximately $246.9 million, which consisted of the following:

.9
	•	$253 million (net of a $1.3 million original issue discount) indebtedness outstanding under our Term Loan Credit Facility
	•	$0 million indebtedness outstanding under our Amended Credit Revolving Facility
	•	$0.9 million of foreign subsidiary indebtedness
	•	Less $6.9 million of debt issue costs netted against our indebtedness

On March 4, 2019, we made a $50 million repayment on the Term Loan Credit Facility in conjunction with the sale of our European operations, which is reflected in the amounts set forth above.

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

On December 14, 2018, we amended the Third Term Loan Amendment by entering into a Consent and Amendment (the “Term Loan Agreement”). Per the Term Loan Agreement, we were required to prepay outstanding Loans (as defined in the Term Loan Agreement) in an aggregate principal amount of $50 million substantially simultaneously with the consummation of the sale of our European operations. On March 4, 2019, we made the $50 million repayment. In connection with this payment, we paid debt issue costs of $1.2 million and accelerated the amortization of the original issue discount and the associated debt issue costs by $0.9 million.

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

On December 14, 2018, we amended the Fourth Amended Revolving Credit Facility Agreement by entering into a Consent and Amendment (the “Revolver Amendment”), pursuant to which, among other things, substantially simultaneously with the consummation of the sale of our European operations, the expiration date for the Fourth Amended Revolving Credit Facility Agreement was extended to March 7, 2023.

As of March 31, 2019, we had no borrowings outstanding under our Amended Revolving Credit Facility and $8.2 million of letters of credit outstanding under the Fourth Amended Revolving Credit Facility Agreement. Thus, we could have borrowed an additional $191.8 million under the Fourth Amended Revolving Credit Facility Agreement as of March 31, 2019, calculated as follows (in millions):

Total Revolving Credit Commitment	$200.0
Borrowings on Amended Revolving Credit Facility	-
Letter of credit outstanding	(8.2)
Availability on Fourth Amended Revolving Credit Facility Agreement	$191.8

Advances under the Amended Revolving Credit Facility bear interest at an alternate base rate plus a base rate margin or LIBOR plus a Eurodollar margin. The applicable margins are determined by our Total Net Leverage Ratio (as defined in the Fourth Amended Revolving Credit Facility Agreement). As of March 31, 2019, the applicable margins were 1% per annum and 2% per annum for base rate and LIBOR based borrowings, respectively. Borrowings outstanding under our Amended Revolving Credit Facility may vary significantly from time to time, depending on our cash needs at any given time. Our Amended Revolving Credit Facility matures on March 7, 2023.

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

As of March 31, 2019, we were in compliance with the financial covenants that govern our credit agreements.

Foreign Subsidiary Indebtedness

Our foreign subsidiary indebtedness consists of borrowings in Brazil.

Finance and Operating Leases

We maintain finance leases for certain manufacturing equipment. We have several operating leases, including leases for office and manufacturing facilities, as well as certain equipment, with lease terms expiring between the years 2019 and 2035. As of March 31, 2019, our total future finance lease payments amounted to $187.2 million and our total future operating lease payments amounted to $164.5 million.

On January 1, 2019, we adopted FASB ASC No. 842, Leases, which changed the financial reporting for leases. Certain of our manufacturing equipment leases previously classified as operating leases are considered finance leases under the new standard which requires us to record a right-of-use (“ROU”) asset as additional property, plant, and equipment and the associated liability as lease debt. As of March 31, 2019, the ROU assets associated with these leases were $162.8 million and the finance lease liabilities associated with these leases were $162.7 million. This is based upon the present value of the remaining minimum lease payments for equipment that is subject to lease agreements as of March 31, 2019. We expect to lease additional equipment during the second quarter of 2019 which will result in incremental lease liabilities and ROU assets of approximately $2 million.

In addition, we have numerous real estate and equipment leases that will continue to be classified as operating under the new standard. As of March 31, 2019, the ROU assets associated with these leases were $106.4 million and the operating lease liabilities associated with these leases were $109.4 million, and are estimated to increase approximately $15 million during the second quarter of 2019 upon the extension of one of our manufacturing facility leases. Additionally, our landlord is in the process of completing a building expansion at another of our manufacturing facilities. The lease for the expanded premises is expected to commence during the third quarter of 2019 and the related lease liability and ROU asset will be approximately $10 million.

Off-Balance Sheet Obligations

In addition to the operating leases described above, our off-balance sheet obligations consist of obligations under our Fourth Amended Revolving Credit Facility. As of March 31, 2019, letters of credit outstanding were $8.2 million under the Fourth Amended Revolving Credit Facility.

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

	As of March 31, 2019	As of December 31, 2018
Total debt, net of debt issue costs	$246.9	$298.6
Total finance leases	162.7	-
Less: Cash and cash equivalents	(197.9)	(68.1)
Net debt	$211.7	$230.5

As of March 31, 2019, our net debt was $211.7 million, compared to $230.5 million as of December 31, 2018. The $18.8 million change reflects primarily the net proceeds received from the sale of our European operations, offset partially by finance leases due to the adoption of FASB ASC No. 842.

Disclosure Regarding Forward-Looking Statements

This report contains statements which constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including but not limited to statements relating to trends in the operations, financial results, business and products of our Company, and anticipated production trends. The forward-looking statements can be identified by words such as “anticipate”, “believe”, “plan”, “estimate”, “expect”, “intend”, “project”, and other similar expressions and statements regarding our intent, belief, current plans, or expectations. Our forward looking statements also include, without limitation, statements regarding our anticipated future financial condition, operating results, free cash flows, net debt leverage, Adjusted EBITDA, and business and financing plans and models. Forward-looking statements are made as of the date of this report and are based upon management’s current expectations and beliefs concerning future developments and their potential effects on us. Such forward-looking statements are not guarantees of future performance. The following important factors, as well as those important factors described elsewhere in this report or in our Annual Report on Form 10-K for the year ended December 31, 2018, could cause our actual results to differ materially from estimates or expectations reflected in such forward-looking statements:

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

Interest Rate Risk

At March 31, 2019, we had total debt, excluding finance leases, of $246.9 million (net of a $1.3 million discount and $6.9 million of debt issue costs), consisting of variable rate debt of $146 million (59%) and fixed rate debt of $100.9 million (41%), after taking into account our $100 million variable rate to fixed rate swap. Assuming no changes in the monthly average variable rate debt levels of $194.3 million for the three months ended March 31, 2019, we estimate that a hypothetical change of 100 basis points in the LIBOR and alternative base rate would not have a significant impact on interest expense due to the LIBOR floor in our Term Loan.

In addition, we have certain manufacturing equipment leases that are classified as finance leases under FASB ASC No. 842, Leases. As of March 31, 2019, the associated lease debt from these leases was $162.7 million. Including this amount, our fixed rate debt is approximately 64% and our variable rate debt is approximately 36%.

Foreign Exchange Risk

A portion of our revenues is derived from manufacturing operations in Mexico and Brazil. The results of operations and financial condition of our non-United States businesses are principally measured in their respective local currency and translated into U.S. dollars. The effects of foreign currency fluctuations in Mexico and Brazil are mitigated by the fact that expenses are generally incurred in the same currency in which revenues are generated, as we strive to manufacture our products in close proximity to our customers. Nevertheless, the reported income of our foreign subsidiaries will be higher or lower depending on a weakening or strengthening of the U.S. dollar against the respective foreign currencies.

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

Our strategy for managing currency risk relies primarily upon conducting business in a foreign country in that country’s currency. We may, from time to time, also participate in hedging programs intended to reduce our exposure to currency fluctuations. We believe that the effect of a 100 basis point movement in foreign currency rates against the U.S. dollar would not have materially impacted the results of our operations, our cash flows, or our stockholders’ equity for the three months ended March 31, 2019.

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

Item 4. Controls  and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), management, with the participation of the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019. Based upon that evaluation, the CEO and the CFO have concluded that, as of March 31, 2019, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Beginning January 1, 2019, we implemented ASC No. 842, Leases. As part of our implementation process, we developed new policies and enhanced our internal controls to ensure we adequately evaluated our leases and properly assessed the impact of the new accounting standard. These enhancements to our internal controls are not considered significant.

There has been no other change in our internal control over financial reporting during the quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1A. Risk Factors.

There have been no material changes in our risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities

The following table presents information regarding shares of our common stock repurchased during each month in the quarter ended March 31, 2019.

				Total Number of
				Shares (or Units)	Dollar Value of
			Weighted	Purchased as Part	Shares that May
	Total Number of		Average Price	of Publicly	Yet Be Purchased
	Shares (or Units)		Paid per Share	Announced Plan	Under Plan or
Period	Purchased		(or Unit)	or Program	Program (1)
January 1 to January 31, 2019	-		$-	-	$81,056,732
February 1 to February 28, 2019	-		-	-	81,056,732
March 1 to March 31, 2019	33,908		25.40	-	81,056,732
Total	33,908	(2)	$25.40	-

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

(2)	These shares were repurchased in connection with the vesting of restricted stock units. See Note 16 of the notes to the Company’s Condensed Consolidated Financial Statements.

Item 6. Exhibits.

10.1†	Form of Performance Award Agreement

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer

32.1	Section 1350 Certification of the Chief Executive Officer *

32.2	Section 1350 Certification of the Chief Financial Officer *

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Scheme Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Documenty

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†Management contract or compensatory plan or arrangement

*Furnished, not filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tower International, Inc.

Date: May 2, 2019	/s/ Jeffrey Kersten
Jeffrey Kersten
Chief Financial Officer