Form 10-Q
period 2019-06-30
Tower International, Inc.
filed 2019-07-25
CIK 1485469

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to_____________________

Commission file number 001‑34903

TOWER INTERNATIONAL, INC.

(Exact name of Registrant as specified in its charter)

Delaware	27‑3679414
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

17672 Laurel Park Drive North Suite 400 E	48152
Livonia, Michigan	(Zip Code)
(Address of principal executive offices)

(248) 675‑6000

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer", "smaller reporting company", and "emerging growth company" in Rule 12b‑2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐
Smaller Reporting Company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12(b)‑2 of the Securities and Exchange Act).

Yes ☐ No ☒

As of July 22, 2019, there were 20,690,472 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

Tower International, Inc. and Subsidiaries

Form 10‑Q

EXPLANATORY NOTE

On July 12, 2019, Tower International, Inc. (the “Company”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Autokiniton US Holdings, Inc., a Delaware corporation (“Parent”), and Tiger Merger Sub, Inc., a Delaware corporation and a direct, wholly owned subsidiary of Parent (“Merger Sub”). Pursuant to the terms of the Merger Agreement, Merger Sub will commence a cash tender offer (as it may be extended and amended from time to time as permitted under, or required by, the Merger Agreement, the “Offer”), no sooner than August 14, 2019 and no later than August 19, 2019, to purchase any and all of the outstanding shares of common stock of the Company, par value $0.01 per share (each, a “Share,” and collectively, “Shares”), at a price per Share of $31.00 in cash, net of applicable withholding, without interest (such amount, or any other amount per share paid in the Offer in accordance with the Merger Agreement, the “Offer Price”).

The consummation of the Offer is subject to, among other things, (1) there having been validly tendered and not validly withdrawn Shares that represent at least one more Share than 50% of the Shares outstanding as of the expiration of the Offer, (2) the expiration or termination of any applicable waiting period (or extension thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, or receipt of any related affirmative governmental approval or clearance, (3) the absence of a material adverse effect on the Company and (4) other customary closing conditions contained in the Merger Agreement.

Assuming the Offer is consummated in accordance with the Merger Agreement, then, as soon as practicable following the consummation of the Offer, and subject to the satisfaction or waiver of the applicable conditions in the Merger Agreement, pursuant to Section 251(h) of the Delaware General Corporation Law, Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving the Merger as a direct, wholly owned subsidiary of Parent, without a meeting or vote of the Company’s stockholders. As of the effective time of the Merger (the “Effective Time”), each Share issued and outstanding immediately prior to the Effective Time, other than cancelled shares (including shares owned directly by Parent or Merger Sub) and dissenting shares, will be converted into the right to receive an amount equal to $31.00 per share in cash, net of applicable tax withholding, without interest (the “Merger Consideration”).

The Merger Agreement is more fully described in a Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission (the “SEC”) prior to the opening of the market on July 12, 2019 (the “First July 12 8-K”). A copy of the Merger Agreement was filed by the Company as an exhibit to that Current Report. The descriptions herein of the Offer, the Merger and the Merger Agreement do not purport to be complete and are subject to, and qualified in their entirety by, the full text of the Merger Agreement filed with that Current Report. In a Current Report on Form 8-K filed by the Company with the SEC after the market closed on July 12, 2019 (the “Second July 12 8-K”), the Company also disclosed certain compensatory arrangements approved by the Company in connection with the execution of the Merger Agreement.

PART 1 — FINANCIAL INFORMATION

ITEM 1. Financial Statements.

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data - unaudited)

	June 30,	December 31,
	2019	2018

ASSETS
Cash and cash equivalents	$155,722	$68,066
Accounts receivable, net of allowance of $486 and $823	140,789	113,128
Inventories (Note 4)	70,643	69,434
Assets held for sale (Note 5)	—	431,613
Prepaid tooling, notes receivable, and other	44,363	27,552
Total current assets	411,517	709,793

Property, plant, and equipment, net	546,554	347,803
Operating lease right-of-use assets (Note 9)	128,976	—
Goodwill (Note 7)	7,643	7,453
Deferred tax asset	85,772	82,832
Other assets, net	25,830	22,511
Total assets	$1,206,292	$1,170,392

LIABILITIES AND EQUITY
Short-term debt and current maturities of finance lease liabilities (Notes 9 and 10)	$27,300	$4,148
Short-term operating lease liabilities (Note 9)	12,769	—
Accounts payable	181,630	188,760
Accrued liabilities	72,589	84,306
Liabilities held for sale (Note 5)	—	167,882
Total current liabilities	294,288	445,096

Long-term debt, net of current maturities (Note 10)	242,348	294,457
Finance lease liabilities , net of current maturities (Note 9)	138,481	—
Operating lease liabilities, net of current maturities (Note 9)	119,369	—
Pension liability (Note 13)	42,870	45,762
Other non-current liabilities	52,114	84,163
Total non-current liabilities	595,182	424,382
Total liabilities	889,470	869,478
Commitments and contingencies (Note 19)

Stockholders' equity:
Preferred stock, $0.01 par value, 50,000,000 authorized and 0 issued and outstanding	—	—
Common stock, $0.01 par value, 350,000,000 authorized, 22,517,718 issued and 20,690,472 outstanding at June 30, 2019, and 22,400,074 issued and 20,606,736 outstanding at
December 31, 2 018	225	224
Additional paid in capital	351,423	347,816
Treasury stock, at cost, 1,827,246 and 1,793,338 shares as of June 30, 2019 and
December 31, 2018	(37,743)	(36,882)
Retained earnings	64,182	64,676
Accumulated other comprehensive loss (Note 13)	(61,265)	(74,920)
Total stockholders' equity	316,822	300,914

Total liabilities and stockholders' equity	$1,206,292	$1,170,392

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share and per share amounts - unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Revenues (Note 3)	$345,446	$395,929	$724,184	$803,162
Cost of sales	308,971	345,107	650,942	704,156
Gross profit	36,475	50,822	73,242	99,006
Selling, general, and administrative expenses	17,584	22,927	42,770	46,272
Amortization expense (Note 7)	109	108	218	220
Restructuring and asset impairment charges, net (Note 8)	5,329	(199)	5,452	1,044
Operating income	13,453	27,986	24,802	51,470
Interest expense	5,636	4,907	11,276	9,583
Interest income	1,046	233	1,655	558
Net periodic benefit income (Note 13)	31	559	62	1,117
Other income / (expense) (Note 19)	—	(977)	4,540	(977)
Income before provision for income taxes and income / (loss) from discontinued operations	8,894	22,894	19,783	42,585
Provision for income taxes (Note 12)	3,083	4,616	6,300	7,852
Income from continuing operations	5,811	18,278	13,483	34,733
Income / (loss) from discontinued operations, net of tax (Note 5)	—	4,098	(12,740)	4,943
Net income	$5,811	$22,376	$743	$39,676

Weighted average basic shares outstanding	20,689,474	20,597,482	20,660,959	20,577,161
Weighted average diluted shares outstanding	20,998,849	20,986,122	21,030,890	20,969,142

Basic income / (loss) per share (Note 15):
Income per share from continuing operations	$0.28	$0.89	$0.65	$1.69
Income / (loss) per share from discontinued operations	—	0.20	(0.62)	0.24
Income per share	0.28	1.09	0.03	1.93

Diluted income / (loss) per share (Note 15):
Income per share from continuing operations	$0.28	$0.87	$0.64	$1.66
Income / (loss) per share from discontinued operations	—	0.20	(0.61)	0.24
Income per share	0.28	1.07	0.03	1.90

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands - unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Net income	$5,811	$22,376	$743	$39,676
Other comprehensive income / (loss), net of tax
Foreign currency translation adjustments, net of tax expense / (benefit) of $0 million, $2.5 million, $0.7 million, and $1.4 million	633	(16,442)	(2,734)	(13,251)
Unrealized gain / (loss) on qualifying cash flow hedge, net of tax expense / (benefit) of ($0.6) million, $0.5 million, ($1.1 million), and $1.9 million	(1,685)	1,608	(3,698)	4,989
Other comprehensive income / (loss), net of tax:	(1,052)	(14,834)	(6,432)	(8,262)
Comprehensive income / (loss)	$4,759	$7,542	$(5,689)	$31,414

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands - unaudited)

	Six Months Ended June 30,
	2019	2018

OPERATING ACTIVITIES:
Net income	$743	$39,676
Less: Income / (loss) from discontinued operations, net of tax	(12,740)	4,943
Income from continuing operations	13,483	34,733

Adjustments required to reconcile income from continuing operations to net cash provided by / (used in) continuing operating activities:
Deferred income tax provision	3,585	5,761
Depreciation and amortization	31,703	28,527
Non-cash share-based compensation	3,116	1,609
Pension income, net of contributions	(2,893)	(4,655)
Change in working capital and other operating items	(70,006)	(65,467)
Net cash provided by / (used in) continuing operating activities	$(21,012)	$508

INVESTING ACTIVITIES:
Cash disbursed for purchases of property, plant, and equipment, net	$(69,854)	$(37,332)
Proceeds from disposition of European operations, net	277,162	—
Proceeds from sale of China joint ventures, net	—	4,314
Net cash provided by / (used in) continuing investing activities	$207,308	$(33,018)

FINANCING ACTIVITIES:
Proceeds from borrowings	$44,500	$20,378
Repayments of borrowings	(52,248)	(18,704)
Repayment on Term Loan Credit Facility	(50,000)	—
Debt financing costs	(2,276)	—
Payments for termination of hedging instruments	(28,582)	—
Dividend payment to Tower stockholders	(5,369)	(4,937)
Proceeds from stock options exercised	180	219
Purchase of treasury stock	(861)	(474)
Net cash used in continuing financing activities	$(94,656)	$(3,518)

Discontinued operations:
Net cash from discontinued operating activities	$7,142	$50,150
Net cash used in discontinued investing activities	(9,086)	(33,250)
Net used in discontinued financing activities	(1,787)	(16,687)
Net cash from / (used in) discontinued operations	$(3,731)	$213

Effect of exchange rate changes on continuing cash and cash equivalents	$(253)	$(2,019)

NET CHANGE IN CASH AND CASH EQUIVALENTS	$87,656	$(37,834)

CASH AND CASH EQUIVALENTS:
Beginning of period	$68,066	$96,313

End of period	$155,722	$58,479

Supplemental Cash Flow Information:
Interest paid, net of amounts capitalized	$12,543	$10,079
Income taxes paid	1,228	3,781
Non-cash Investing Activities:
Capital expenditures in liabilities for purchases of property, plant, and equipment	$9,096	$12,755

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TOWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Organization and Basis of Presentation

Tower International, Inc. and its subsidiaries (collectively referred to as the “Company” or “Tower International”), is a leading integrated manufacturer of engineered automotive structural metal components and assemblies, primarily serving original equipment manufacturers (“OEMs”), including Ford, Fiat-Chrysler, Nissan, Toyota, BMW, Volkswagen Group and Honda. Products include body structures, assemblies and other chassis structures, and lower vehicle systems and suspension components for small and large cars, crossovers, pickups, and sport utility vehicles (“SUVs”). The Company has strategically located production facilities in the United States, Mexico, and Brazil, supported by engineering and sales locations in the United States, Brazil, Japan, China and India.

The accompanying Condensed Consolidated Financial Statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The information furnished in the Condensed Consolidated Financial Statements includes normal recurring adjustments and reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of such financial statements. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the SEC. Although the Company believes that the disclosures are adequate to make the information presented not misleading, these Condensed Consolidated Financial Statements should be read in conjunction with the audited year-end financial statements and the notes thereto included in the most recent Annual Report on Form 10‑K filed by the Company with the SEC. The interim results for the periods presented may not be indicative of the Company’s actual annual results.

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

It is common for the Company to negotiate pricing with its customers on an annual basis which can result in price adjustments over the program lives or other variable consideration adjustments. Based on extensive historical experience, the Company has concluded its estimate of variable consideration is not constrained. Therefore, the Company accrues for these items using the most likely amount method in accordance with FASB ASC No. 606‑10‑32 and records adjustments to revenue throughout the year as negotiations progress and are finalized. In certain cases, the Company provides lump sum payments to its customers that are directly related to awarded programs. These payments are expected to be recovered over the life of the associated program; therefore, the Company capitalizes these payments and amortizes them into revenue over the life of the associated program.

The Company participates in certain of its customers’ steel repurchase programs, under which it purchases steel directly from a customer’s designated steel supplier, for use in manufacturing products for that customer. The Company takes delivery and title to such steel and bears the risk of loss and obsolescence. The Company invoices its customers based upon annually negotiated selling prices, which inherently include a component for steel under such repurchase programs. Under guidance provided in FASB ASC No. 606‑10‑55, Principal versus Agent Considerations, the Company has risks and rewards of a principal and therefore, for sales transactions in which the Company participates in a customer’s steel resale program, revenue is recognized on a gross basis for the entire amount of the sales, including the component for purchases under that customer’s steel resale program. The purchases through customer resale programs have buffered the impact of price swings associated with the procurement of these metals. The remainder of the Company’s steel and aluminum purchasing requirements are met through contracts with mills, in which the Company negotiates its own price and seeks to pass through price increases and decreases to the Company’s customers.

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

The Company monitors the aging of uncollected billings and adjusts its accounts receivable allowance on a quarterly basis, as necessary, based upon its evaluation of the probability of collection. The adjustments made by the Company due to the write-off of uncollectible amounts have been immaterial for all periods presented. At June 30, 2019 and December 31, 2018,  the Company’s accounts receivable, net of allowances, were $140.8 million and $113.1 million, respectively. The Company did not have any material unbilled or deferred revenue recorded on the Condensed Consolidated Balance Sheets as of June 30, 2019, or December 31, 2018.

For the three and six months ended June 30, 2019 and 2018, revenue recognized from performance obligations related to prior periods (for example, due to changes in transaction price) was not material.

Revenue expected to be recognized in any future period related to remaining performance obligations, excluding revenue pertaining to contracts that have an original expected duration of one year or less or contracts where revenue is recognized as invoiced, is not material.

The following table summarizes the Company’s customer mix as a percent of revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Ford	42%	48%	44%	48%
Fiat - Chrysler	21%	22%	21%	23%
Nissan	12%	12%	12%	12%
BMW	10%	5%	9%	4%
Toyota	9%	8%	9%	7%
Volkswagen Group	3%	2%	2%	2%
Honda	2%	2%	2%	2%
Other	1%	1%	1%	2%
Total	100%	100%	100%	100%

The following table summarizes the Company’s vehicle platform mix as a percent of revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
SUV (sport-utility vehicles)	52%	53%	52%	53%
Pickup	30%	27%	29%	27%
Van	3%	4%	3%	4%
MPV (multi-purpose vehicles)	2%	2%	2%	2%
Light trucks	87%	86%	86%	86%
Large Car	6%	7%	7%	7%
Small Car	5%	5%	5%	6%
All Other	2%	2%	2%	1%
Total	100%	100%	100%	100%

Note 4. Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is determined by the first-in, first-out method. Maintenance, repair, and non-productive inventory, which are considered consumables, are expensed when acquired and included in the Condensed Consolidated Statements of Operations as cost of sales. Inventories consist of the following (in thousands):

	June 30, 2019	December 31, 2018
Raw materials	$29,015	$29,752
Work in process	14,745	13,008
Finished goods	26,883	26,674
Total inventory	$70,643	$69,434

Note 5. Discontinued Operations and Assets Held for Sale

The following table discloses select financial information of the discontinued operations of the Company’s European operations and Chinese joint ventures (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues	$—	$173,844	$110,930	$345,462
Loss from sale of discontinued operations	—	—	(6,895)	—
Income / (loss) from discontinued operations:
Income / (loss) before provision for income taxes	—	5,153	(9,906)	7,956
Provision for income taxes	—	1,055	2,834	3,013
Income / (loss) from discontinued operations	$—	$4,098	$(12,740)	$4,943

Europe Operations

During the fourth quarter of 2018, the Company’s subsidiaries Tower Automotive Holdings III Cooperatie U.A. and Tower Automotive Holdings USA, LLC entered into a Memorandum of Understanding and Stock Purchase Agreement with Financière SNOP Dunois S.A. (the “Purchaser”). Pursuant to the agreement, the Purchaser acquired all of the stock of TA Holdings Europe B.V., an indirect wholly owned subsidiary of the Company, and an intercompany loan, for a purchase price of €255 million on a cash free, debt free basis, subject to working capital and other customary adjustments and a reduction to the extent that capital expenditures for the Company’s European operations for calendar year 2018 were less than €45 million. The anticipated purchase price less expected transaction related costs was less than the carrying value as of December 31, 2018; therefore, the Company recorded a fair value adjustment of $44 million during the fourth quarter of 2018. During the first quarter of 2019, the Company completed the sale of its European operations, receiving net sale proceeds of $277.2 million after payment of transaction costs. The Company recorded an additional fair value adjustment of $6.9 million, which related primarily to the cumulative translation adjustment that was reclassified to earnings and the strengthening of the U.S. dollar against the Euro that resulted in a lower U.S. dollar purchase price.

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

Ningbo has been presented as discontinued operations in the Company’s Consolidated Financial Statements, in accordance with FASB ASC No. 205,  Discontinued Operations.

The following table summarizes assets and liabilities held for sale by category (in thousands):

December 31, 2018

ASSETS
Current assets	$175,774
Property, plant, and equipment, net	239,023
Other assets, net	7,072
Goodwill	17,744
Fair value adjustment	(8,000)
Total assets held for sale	$431,613

LIABILITIES
Short-term debt	$14,890
Accounts payable	142,638
Total current liabilities	157,528

Long-term debt, net of current maturities	—
Other non-current liabilities	10,354
Total non-current liabilities	10,354
Total liabilities held for sale	$167,882

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

The components of capitalized tooling costs are as follows (in thousands):

	June 30, 2019	December 31, 2018
Customer-owned tooling, net	$30,601	$14,758
Company-owned tooling	631	507
Total tooling, net	$31,232	$15,265

Note 7. Goodwill and Other Intangible Assets

Goodwill

The change in the carrying amount of goodwill is set forth below (in thousands):

Balance at December 31, 2018	$7,453
Currency translation adjustment	190
Balance at June 30, 2019	$7,643

Intangibles

An intangible asset of $3.6 million related to customer relationships was recorded in 2015, as part of the acquisition of a facility in Mexico. This intangible asset has a definite life and will be amortized on a straight-line basis over seven years, the estimated life of the related asset, which approximates the recognition of related revenues.

The Company incurred amortization expense of $0.1 million and $0.2 million for the three and six months ended June 30, 2019, respectively. The Company incurred amortization expense of $0.1 million and $0.2 million for the three and six months ended June 30, 2018, respectively.

Note 8. Restructuring and Asset Impairment Charges

As of June 30, 2019, the Company has executed various restructuring plans and may execute additional plans in the future to realign manufacturing capacity to prevailing automotive production levels, and to improve the utilization of remaining facilities. Estimates of restructuring charges are based on information available at the time such charges are recorded. Due to the inherent uncertainty involved in estimating restructuring expenses, actual amounts paid for such activities may differ from amounts initially recorded. Accordingly, the Company may record revisions of previous estimates by adjusting previously established reserves.

Restructuring and Asset Impairment Charges

The following table sets forth the Company’s net restructuring and asset impairment charges by type for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Employee termination costs	$5,219	$105	$5,303	$961
Other exit costs	110	(304)	149	83
Total restructuring expense / (income)	$5,329	$(199)	$5,452	$1,044

The charges incurred during the six months ended June 30, 2019 and 2018 related primarily to the following actions:

2019 Actions

During the three and six months ended June 30, 2019, the charges incurred related to severance charges and ongoing maintenance expense of facilities closed as a result of prior actions. During the second quarter of 2019, the Company took numerous actions to better align the management teams to the remaining footprint of the continuing operations. These actions included a shift in composition of the executive leadership team as well as certain changes within the corporate and regional management teams. All estimated costs related to these actions have been recorded during the second quarter of 2019; however, the separation agreement with Pär Malmhagen (the Company’s former President) will result in additional charges of approximately $3.5 million upon a change in control event (See Note 20).

2018 Actions

During the three and six months ended June 30, 2018, the charges incurred related to severance charges and ongoing maintenance expense of facilities closed as a result of prior actions. During the second quarter of 2018, the Company amended the lease agreements related to closed facilities which resulted in a $0.3 million adjustment to the liability previously recorded. As a result of these amendments, the Company will no longer record material restructuring expense related to such closed facilities.

Restructuring Reserve

The table below summarizes the activity in the restructuring reserve by segment, reflected in accrued liabilities and other non-current liabilities, for the above-mentioned actions through June 30, 2019 (in thousands):

Balance at December 31, 2018	$2,708
Payments	(2,558)
Increase in liability	3,928
Balance at June 30, 2019	$4,078

Except as disclosed in the table above, the Company does not anticipate incurring additional material cash charges associated with the actions described above. The changes in the restructuring reserve set forth in the table above do not agree with the restructuring charges for the period, as certain items are expensed as incurred related to the actions described.

The restructuring reserve increased during the six months ended June 30, 2019, reflecting primarily accruals for cash severance, offset partially by payments related to the 2019 actions and prior accruals. During the six months ended June 30, 2019, the Company incurred payments of $2.6 million related primarily to the 2019 actions and prior accruals.

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

Future operating and finance lease payments, on an undiscounted basis, at June 30, 2019 are as follows (in thousands):

	1 Year	2 Years	3 Years	4 Years	5 Years	After 5 Years	Total
Operating lease payments	$20,025	$19,457	$18,960	$18,967	$18,999	$101,473	$197,881
Finance lease payments	32,337	33,916	33,916	33,916	30,484	27,187	191,756

The Company measures the lease liabilities and ROU assets associated with these payments using its incremental borrowing rate, as it is not typical for the rate implicit in the lease to be readily determinable. The Company uses estimated interest rates from third party banking institutions that would be applicable over a similar lease term.

The following table presents a reconciliation of the undiscounted cash flows to the operating lease liabilities and finance lease liabilities recognized in the Condensed Consolidated Balance Sheets as of June 30, 2019 (in thousands):

	Operating Leases	Finance Leases
Total undiscounted cash flows	$197,881	$191,756
Present value impact	(65,743)	(29,988)
Total lease liabilities	$132,138	$161,768

Short-term lease liabilities	$12,769	$23,287
Long-term lease liabilities	119,369	138,481
Total lease liabilities	$132,138	$161,768

As of June 30, 2019, the Company had finance lease ROU assets of $160.5 million that have been presented within property, plant, and equipment, net on the Condensed Consolidated Balance Sheets.

During the second quarter of 2019, the Company extended the lease for one of its manufacturing facilities which increased the operating lease liability and ROU asset by $13.5 million. Additionally, the Company’s landlord completed a building expansion at another of the Company’s manufacturing facilities. The lease for the expanded premises commenced during the second quarter of 2019 and increased the operating lease liability and ROU asset by $10 million.

The Company expects to lease additional equipment under finance leases during the third quarter of 2019 which will result in incremental finance lease liabilities and ROU assets of approximately $1 million.

The following table discloses the components of the total lease cost recognized (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
Lease cost
Finance lease cost:
Amortization of right-of-use assets	$3,996	$7,436
Interest on lease liabilities	1,166	2,171
Total finance lease cost	5,162	9,607
Operating lease cost	4,959	9,962
Short-term lease cost	-	264
Variable lease cost	-	-
Total lease cost	$10,121	$19,833

Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$1,166	$2,171
Operating cash flows from operating leases	4,863	9,891
Financing cash flows from finance leases	2,518	5,312
Right-of-use assets obtained in exchange for new finance lease liabilities	1,590	10,396
Right-of-use assets obtained in exchange for new operating lease liabilities	25,731	29,780
Weighted-average remaining lease term - finance leases	5.4 years	5.4 years
Weighted-average remaining lease term - operating leases	11 years	11 years
Weighted-average discount rate - finance leases	6.0%	6.0%
Weighted average discount rate - operating leases	6.2%	6.2%

Note 10. Debt

Short-Term Debt

Short-term debt consists of the following (in thousands):

	June 30, 2019	December 31, 2018
Current maturities of debt (excluding finance leases)	$4,013	$4,148
Current maturities of finance leases	23,287	—
Total short-term debt	$27,300	$4,148

Long-Term Debt

Long-term debt consists of the following (in thousands):

	June 30, 2019	December 31, 2018
Term Loan Credit Facility (net of discount of $1,249 and $1,653)	$252,117	$303,521
Amended Revolving Credit Facility	—	—
Other foreign subsidiary indebtedness	772	1,044
Debt issue costs	(6,528)	(5,960)
Total debt	246,361	298,605
Less: Current maturities of debt	(4,013)	(4,148)
Total long-term debt	$242,348	$294,457

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

As of June 30, 2019, the outstanding principal balance of the Term Loan Credit Facility was $252.1 million (net of a $1.2 million original issue discount) and the effective interest rate was 5.19% per annum.

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

Advances under the Amended Revolving Credit Facility bear interest at an alternate base rate plus a base rate margin or LIBOR plus a Eurodollar margin. The applicable margins are determined by the Company’s Total Net Leverage Ratio (as defined in the Fourth Amended Revolving Credit Facility Agreement). As of June 30, 2019, the applicable margins were 2% per annum for LIBOR based borrowings and 1% per annum for base rate borrowings. The Company will pay a commitment fee at a rate equal to 0.50% per annum on the average daily unused total revolving credit commitment.

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

As of June 30, 2019, there was $191.8 million of unutilized borrowing availability under the Amended Revolving Credit Facility. At that date, there were no borrowings and $8.2 million of letters of credit outstanding under the Amended Revolving Credit Facility.

Other Foreign Subsidiary Indebtedness

Generally, borrowings of foreign subsidiaries are made under credit agreements with commercial lenders and are used to fund working capital and other operating requirements.

As of June 30, 2019, the Company’s Brazilian subsidiary had borrowings of $0.8 million (R$ 3 million), which have annual interest rates ranging from 5.50% to 8.70% and maturity dates ranging from November 2019 to July 2022. As of June 30, 2019, the weighted average interest rate on the borrowings in Brazil was 7.40% per annum. The loans are provided through bilateral agreements with two local banks and are secured by certain fixed and current assets. Periodic interest and principal payments are required.

Covenants

As of June 30, 2019, the Company was in compliance with the financial covenants that govern its credit agreements.

Debt Issue Costs

The Company had debt issuance costs, net of amortization, of $6.5 million and $6 million as of June 30, 2019 and December 31, 2018, respectively. These amounts are reflected in the Condensed Consolidated Balance Sheets as a direct deduction from long-term debt, net of current maturities.

The Company incurred interest expense related to the amortization of debt issue costs of $0.4 million and $1.4 million during the three and six months ended June 30, 2019, respectively. The Company incurred interest expense related to the amortization of debt issue costs of $0.4 million and $0.8 million during the three and six months ended June 30, 2018, respectively.

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

During the first quarter of 2019, the Company paid $28.6 million to terminate its fixed interest rate and cross currency swaps. For the fixed interest rate swap, the balance within accumulated other comprehensive income (“AOCI”) was frozen and will be recognized within interest expense over the remaining term of the hedged transaction. As of June 30, 2019, the Company had a cumulative balance of $2 million recorded in AOCI related to these interest rate swaps. During the three and six months ended June 30, 2019, the Company recognized $0.1 million and $0.3 million, respectively, within interest expense. During the three and six months ended June 30, 2018, the Company recognized $0.3 million and $0.6 million, respectively, within interest expense. The amount previously being recognized related to a swap modification that occurred in August 2017.

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

At June 30, 2019 and December 31, 2018, the following amounts were recorded in the Condensed Consolidated Balance Sheets as being payable to counterparties under FASB ASC No. 815 (in thousands):

	Location	June 30, 2019	December 31, 2018
Cross currency swap	Other non-current liabilities	$—	$19,903
Interest rate swap	Other non-current liabilities	4,042	5,034

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

The following table presents the deferred gains / (losses) reported in AOCI at June 30, 2019 and December 31, 2018 (in thousands):

	Deferred gain in AOCI
	June 30, 2019	December 31, 2018
Cross currency swap	$—	$21,099
Interest rate swap	(6,033)	(1,546)
Total	$(6,033)	$19,553

The following table presents the total amounts reported in interest expense in the Condensed Consolidated Statement of Operations and the effects of hedging on those line items:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Interest expense	$5,636	$4,907	$11,276	$9,583
Effect of hedging	36	(363)	(230)	(491)

Note 12. Income Taxes

During the three months ended June 30, 2019, the Company recorded income tax expense of $3.1 million on $8.9 million of pre-tax profit from continuing operations – for an effective tax rate of 34.9%.  Included in the $3.1 million of consolidated tax expense was $2.5 million of tax expense attributable to U.S. operations.

During the three months ended June 30, 2018, the Company recorded income tax expense of $4.6 million on $22.9 million of pre-tax profit from continuing operations – for an effective tax rate of 20.1%. Included in the $4.6 million of consolidated tax expense was $3.3 million of tax expense attributable to U.S. operations.

During the six months ended June 30, 2019, the Company recorded income tax expense of $6.3 million on $19.8 million of pre-tax profit from continuing operations – for an effective tax rate of 31.8%.  Included in the $6.3 million of consolidated tax expense was $3.5 million of tax expense attributable to U.S. operations.

During the six months ended June 30, 2018, the Company recorded income tax expense of $7.9 million on $42.6 million of pre-tax profit from continuing operations – for an effective tax rate of 18.6%. Included in the $7.9 million of consolidated tax expense was $6.2 million of tax expense attributable to U.S. operations.

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

The following tables provide the components of net periodic pension benefit cost and other post-retirement benefit cost (in thousands):

	Pension Benefits		Other Benefits
	Three Months Ended June 30,		Three Months Ended June 30,
	2019	2018	2019	2018
Service cost	$3	$5	$1	$2
Interest cost	2,000	1,835	138	128
Expected return on plan assets (a)	(2,182)	(2,537)	—	—
Amortization of prior service credit	(24)	(24)	33	32
Net periodic benefit cost / (income)	$(203)	$(721)	$172	$162

	Pension Benefits		Other Benefits
	Six Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Service cost	$6	$9	$2	$3
Interest cost	4,000	3,671	276	256
Expected return on plan assets (a)	(4,365)	(5,075)	—	—
Amortization of prior service credit	(47)	(47)	66	66
Net periodic benefit cost / (income)	$(406)	$(1,442)	$344	$325

(a)	Expected rate of return on plan assets is 7.40% for 2019 and was 7.40% for 2018

The Company expects its minimum pension funding requirements to be $5.9 million during 2019. During the three and six months ended June 30, 2019, the Company made contributions of $1.3 million and $2.5 million, respectively. During the three and six months ended June 30, 2018, the Company made contributions of $1.7 million and $3.2 million, respectively.

Additionally, during the three and six months ended June 30, 2019, the Company contributed $1.7 million and $3.5 million, respectively, to its defined contribution retirement plans. During the three and six months ended June 30, 2018, the Company contributed $1.7 million and $3.3 million, respectively, to its defined contribution retirement plans.

Note 14. Stockholders’ Equity and Noncontrolling Interests

The table below provides a reconciliation of the carrying amount of total stockholders’ equity for the six months ended June 30, 2019 (dollars in thousands):

						Accumulated
	Common		Additional			Other
	Stock		Paid in	Treasury	Retained	Comprehensive
	Units/Shares	Amount	Capital	Stock	Earnings	Loss		Total Equity
Balance at December 31, 2018	20,606,736	$224	$347,816	$(36,882)	$64,676	$(74,920)		$300,914
Net loss	-	-	-	-	(5,068)	-		(5,068)
Other comprehensive loss	-	-	-	-	-	(5,380)		(5,380)
Total comprehensive loss	-	-	-	-	-	-		(10,448)
Vesting of RSUs	102,856	1	(1)	-	-	-		-
Stock options exercised	13,041	-	160	-	-	-		160
Treasury stock	(33,908)	-	-	(861)	-	-		(861)
Share-based compensation expense	-	-	1,297	-	-	-		1,297
Dividend paid	-	-	-	-	(2,680)	-		(2,680)
Cumulative effect of the adoption of
ASU No. 2016-02	-	-	-	-	4,132	-		4,132
Amounts reclassified from AOCI	-	-	-	-	-	19,980	(a)	19,980
Balance at March 31, 2019	20,688,725	$225	$349,272	$(37,743)	$61,060	$(60,320)		$312,494
Net income	-	-	-	-	5,811	-		5,811
Other comprehensive loss	-	-	-	-	-	(1,052)		(1,052)
Total comprehensive income	-	-	-	-	-	-		4,759
Vesting of RSUs	-	-	-	-	-	-		-
Stock options exercised	1,747	-	21	-	-	-		21
Treasury stock	-	-	-	-	-	-		-
Share-based compensation expense	-	-	2,130	-	-	-		2,130
Dividend paid	-	-	-	-	(2,689)	-		(2,689)
Amounts reclassified from AOCI	-	-	-	-	-	107		107
Balance at June 30, 2019	20,690,472	$225	$351,423	$(37,743)	$64,182	$(61,265)		$316,822

(a)

Includes recognition of $36.8 million loss related to the sale of the Company’s European operations and recognition of $17.1 million gain associated with the Company’s net investment hedges that were terminated upon the sale of the Company’s European operations.

The table below provides a reconciliation of the carrying amount of total stockholders’ equity for the six months ended June 30, 2018 (dollars in thousands):

						Accumulated
	Common		Additional			Other
	Stock		Paid in	Treasury	Retained	Comprehensive
	Units/Shares	Amount	Capital	Stock	Earnings	Loss	Total Equity
Balance at December 31, 2017	20,542,397	$223	$344,153	$(36,408)	$29,712	$(67,808)	$269,872
Net income	-	-	-	-	17,300	-	17,300
Other comprehensive income	-	-	-	-	-	6,572	6,572
Total comprehensive income	-	-	-	-	-	-	23,872
Vesting of RSUs	62,225	1	(1)	-	-	-	-
Stock options exercised	8,579	-	112	-	-	-	112
Treasury stock	(18,064)	-	-	(474)	-	-	(474)
Share-based compensation expense	-	-	703	-	-	-	703
Dividend paid	-	-	-	-	(2,465)	-	(2,465)
Cumulative effect of the adoption of ASU No. 2017-12	-	-	-	-	(3,848)	3,848	-
Balance at March 31, 2018	20,595,137	$224	$344,967	$(36,882)	$40,699	$(57,388)	$291,620
Net income	-	-	-	-	22,376	-	22,376
Other comprehensive loss	-	-	-	-	-	(14,834)	(14,834)
Total comprehensive income	-	-	-	-	-	-	7,542
Vesting of RSUs	-	-	-	-	-	-	-
Stock options exercised	8,887	-	107	-	-	-	107
Treasury stock	-	-	-	-	-	-	-
Share-based compensation expense	-	-	906	-	-	-	906
Dividend paid	-	-	-	-	(2,472)	-	(2,472)
Balance at June 30, 2018	20,604,024	$224	$345,980	$(36,882)	$60,603	$(72,222)	$297,703

On June 17, 2016, the Company announced its Board of Directors’ authorization to repurchase up to $100 million of the Company’s issued and outstanding common stock from time to time in the open market, or in privately negotiated transactions. The Company expects to fund such repurchases from cash flow from operations, cash on hand, asset dispositions, and borrowings under its revolving credit facility. Through June 30, 2019, the Company repurchased a total of 829,648 shares of common stock at an aggregate cost of $18.9 million under this repurchase program. During the six months ended June 30, 2019, no shares have been repurchased under this repurchase program.

The following table presents the components of accumulated other comprehensive loss (in thousands):

	As of June 30, 2019	As of December 31, 2018	Change
Foreign currency translation adjustments, net of tax expense of $0 million and $2.9 million	$(19,509)	$(36,531)	$17,022
Defined benefit plans, net of tax expense of $14.9 million and $14.9 million	(38,185)	(38,185)	—
Unrealized loss on qualifying cash flow hedge, net of tax benefit of $2.5 million and $1.3 million	(3,571)	(204)	(3,367)
Accumulated other comprehensive loss	$(61,265)	$(74,920)	$13,655

The following table presents the changes in accumulated other comprehensive loss by component (in thousands) for the three months ended June 30, 2019:

	Unrealized loss on		Foreign Currency
	Qualifying cash flow	Defined Benefit	Translation
	Hedge	Plan	Adjustments	Total
Balance at March 31, 2019	$(1,993)	$(38,185)	$(20,142)	$(60,320)
Other comprehensive income / (loss) before reclassification	(1,685)	—	633	(1,052)
Amounts reclassified from accumulated other comprehensive loss	107	—	—	107
Net current-period other comprehensive income / (loss)	(1,578)	—	633	(945)
Balance at June 30, 2019	$(3,571)	$(38,185)	$(19,509)	$(61,265)

The following table presents the changes in accumulated other comprehensive loss by component (in thousands) for the three months ended June 30, 2018:

	Unrealized loss on		Foreign Currency
	Qualifying cash flow	Defined Benefit	Translation
	Hedge	Plan	Adjustments	Total
Balance at March 31, 2018	$(583)	$(38,249)	$(18,556)	$(57,388)
Other comprehensive income / (loss) before reclassification	1,608	-	(16,442)	(14,834)
Net current-period other comprehensive income / (loss)	1,608	-	(16,442)	(14,834)
Balance at June 30, 2018	$1,025	$(38,249)	$(34,998)	$(72,222)

The following table presents the changes in accumulated other comprehensive loss by component (in thousands) for the six months ended June 30, 2019:

	Unrealized loss on		Foreign Currency
	Qualifying cash flow	Defined Benefit	Translation
	Hedge	Plan	Adjustments	Total
Balance at December 31, 2018	$(204)	$(38,185)	$(36,531)	$(74,920)
Other comprehensive loss before reclassification	(3,698)	—	(2,734)	(6,432)
Amounts reclassified from accumulated other comprehensive loss	331	—	19,756	20,087
Net current-period other comprehensive income / (loss)	(3,367)	—	17,022	13,655
Balance at June 30, 2019	$(3,571)	$(38,185)	$(19,509)	$(61,265)

The following table presents the changes in accumulated other comprehensive loss by component (in thousands) for the six months ended June 30, 2018:

	Unrealized loss on		Foreign Currency
	Qualifying cash flow	Defined Benefit	Translation
	Hedge	Plan	Adjustments	Total
Balance at December 31, 2017	$(4,698)	$(38,249)	$(24,861)	$(67,808)
Other comprehensive income / (loss) before reclassification	4,989	-	(13,251)	(8,262)
Amounts reclassified from accumulated other comprehensive loss	734	-	3,114	3,848
Net current-period other comprehensive income / (loss)	5,723	-	(10,137)	(4,414)
Balance at June 30, 2018	$1,025	$(38,249)	$(34,998)	$(72,222)

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

The Company did not exclude any potentially anti-dilutive shares for the three and six months ended June 30, 2019 and 2018.

A summary of the information used to compute basic and diluted net income / (loss) per share is shown below (in thousands – except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Income from continuing operations	$5,811	$18,278	$13,483	$34,733
Income / (loss) from discontinued operations, net of tax	—	4,098	(12,740)	4,943
Net income	$5,811	$22,376	$743	$39,676

Basic income / (loss) per share:
Continuing operations	$0.28	$0.89	$0.65	$1.69
Discontinued operations	—	0.20	(0.62)	0.24
Net income	0.28	1.09	0.03	1.93
Basic weighted average shares outstanding	20,689,474	20,597,482	20,660,959	20,577,161

Diluted income / (loss) per share:
Continuing operations	$0.28	$0.87	$0.64	$1.66
Discontinued operations	—	0.20	(0.61)	0.24
Net income	0.28	1.07	0.03	1.90
Diluted weighted average shares outstanding	20,998,849	20,986,122	21,030,890	20,969,142

The following table presents information regarding the Company’s quarterly dividends per common share.

Declaration Date	Cash Amount	Record Date	Payment Date
2019
April 18, 2019	$0.13	May 9, 2019	June 7, 2019
January 24, 2019	0.13	February 7, 2019	February 28, 2019
2018
April 19, 2018	0.12	May 10, 2018	June 8, 2018
January 26, 2018	0.12	February 9, 2018	February 28, 2018

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

At June 30, 2019,  445,257 shares were available for future grants of options and other types of awards under the Plan.

The following table summarizes the Company’s award activity during the six months ended June 30, 2019:

	Options		Restricted Stock Units
		Weighted		Weighted
		Average		Average Grant
Outstanding at:	Shares	Exercise Price	Shares	Date Fair Value
December 31, 2018	341,344	$12.21	388,047	$26.33
Granted	—	—	179,453	25.28
Options exercised or RSUs vested	(14,788)	12.19	(102,856)	26.32
Forfeited	—	—	(5,515)	25.89
June 30, 2019	326,556	$12.21	459,128	$25.93

Stock Options

The exercise price of each stock option equals the market price of the Company’s common stock on the grant date. Compensation expense is recorded at the grant date fair value and is recognized on a straight-line basis over the applicable vesting periods. The Company’s stock options generally vest over three years, with a maximum term of ten years.

The Company calculates the weighted average grant date fair value of each option granted using a Black-Scholes valuation model. During the three and six months ended June 30, 2019 and 2018, the Company did not recognize any expense relating to the options as all of the expense associated with these options had been fully recognized in previous periods.

As of June 30, 2019, the Company had an aggregate of 326,556 stock options that had been granted, but had not yet been exercised. As of June 30, 2019, the remaining average contractual life for these options is approximately two years. During the six months ended June 30, 2019,  14,788 options were exercised, which had an aggregate intrinsic value of $0.2 million. As of June 30, 2019,  326,556 stock options were exercisable, which had an aggregate intrinsic value of $2.4 million. During the six months ended June 30, 2019, 2018, no options were forfeited and no options were granted.

Restricted Stock Units (“RSUs”)

The grant date fair value of each RSU equals the market price of the Company’s common stock on its date of grant. Compensation expense is recorded at the grant date fair value, less an estimated forfeiture amount, and is recognized on a straight-line basis over the applicable vesting periods. The Company’s RSUs generally vest over a three year period.

During the three and six months ended June 30, 2019, the Company recognized expense relating to the RSUs of $0.8 million and $1.8 million, respectively. During the three and six months ended June 30, 2018, the Company recognized expense relating to the RSUs of $0.9 million and $1.6 million, respectively. As of June 30, 2019, the Company had $6.9 million of unrecognized compensation expense associated with these RSUs, which will be amortized on a straight-line basis over the next 17 months, on a weighted average basis.

As of June 30, 2019, the Company had an aggregate of 459,128 RSUs that had been granted, but had not yet vested. During the six months ended June 30, 2019,  179,453  RSUs were granted and 5,515 RSUs were forfeited.

During the first six months of 2019, a total of 102,856 RSUs vested, resulting in the issuance of 102,856 shares. The fair value of these shares was $2.6 million. This total was reduced by shares repurchased to provide payment for certain individuals’ minimum statutory withholding tax. After offsets for withholding taxes, a total of 68,948 shares of common stock were issued. The Company paid $0.9 million to acquire 33,908 vested shares to cover the minimum statutory withholding taxes.

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

Pursuant to meeting the performance conditions set forth in the Performance Award Agreements, the awards granted in 2016 were paid in the first quarter of 2019.

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

During the three and six months ended June 30, 2019, the Company recorded expense / (income) related to all performance awards of ($0.1 million) and $2.3 million, respectively. During the three and six months ended June 30, 2018, the Company recorded expense related to all performance awards of $0.8 million and $1.9 million, respectively. At June 30, 2019, the Company had a liability of $5.8 million related to these awards, of which $3.6 million is payable in March 2020 and is presented as other current liabilities in the Condensed Consolidated Balance Sheets, while the remaining $2.2 million is presented as other non-current liabilities in the Condensed Consolidated Balance Sheets.

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

The following is a summary of select data for the Company’s reportable segment (in thousands):

Total
Three Months Ended June 30, 2019:
Revenues	$345,446
Net Income	5,811
Capital Expenditures (a)	30,212
Total Assets	1,206,292

Three Months Ended June 30, 2018:
Revenues	$395,929
Net Income	22,376
Capital Expenditures (a)	25,257
Total Assets (b)	1,247,121

Six Months Ended June 30, 2019:
Revenues	$724,184
Net Income	743
Capital Expenditures	69,854

Six Months Ended June 30, 2018:
Revenues	$803,162
Net Income	39,676
Capital Expenditures	37,332

(a)	Capital expenditures represent cash disbursed for purchases of property, plant, and equipment, as presented in the accompanying Condensed Consolidated Statements of Cash Flows.
(b)	As of June 30, 2018, total assets include assets held for sale.

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

At June 30, 2019, the carrying value and estimated fair value of the Company’s total debt was $252.9 million and $246.6 million, respectively. At December 31, 2018, the carrying value and estimated fair value of the Company’s total debt was $304.6 million and $290.1 million, respectively. The majority of the Company’s debt at June 30, 2019 and December 31, 2018 was comprised of the Term Loan Credit Facility, which can be traded between financial institutions. Accordingly, this debt has been classified as Level 2. The fair value was determined based upon quoted values. The remainder of the Company’s debt, primarily consisting of foreign subsidiary indebtedness, is asset-backed and is classified as Level 3. As this debt carries variable rates and minimal credit risk, the book value approximates the fair values.

The Company has an interest rate swap that was measured at fair value on a recurring basis at June 30, 2019. The Company had foreign currency exchange hedges and an interest rate swap that were measured at fair value on a recurring basis at December 31, 2018. These instruments are recorded in other non-current liabilities in the Company’s Condensed Consolidated Balance Sheets and the fair value is measured using Level 2 observable inputs such as foreign currency exchange rates, swap rates, cross currency basis swap spreads and interest rate spreads. At June 30, 2019,  the interest rate swap had a liability fair value of $4 million. At December 31, 2018, the foreign currency exchange hedge (net investment hedge of the Company’s European subsidiaries) and the interest rate swap had liability fair values of $19.9 million and $5 million, respectively.

The following table provides each major category of assets and liabilities measured at fair value on a nonrecurring basis during the six months ended June 30, 2019 (in millions):

	Quoted prices in active	Significant other	Significant
	markets for identical	observable	unobservable
	assets	inputs	inputs
	Level 1	Level 2	Level 3	Total gains / (losses)
Long-lived assets held for sale	Not applicable	Not applicable	$256.8	$(6.9)

In accordance with FASB ASC No. 360, Property, Plant, & Equipment, the long-lived assets held for sale related to the Company’s European operations, with a carrying amount of $263.7 million were written down to their fair value of $256.8 million, resulting in a loss of $6.9 million, which was included in the Company’s Condensed Consolidated Statements of Operations for the three months ended March 31, 2019 as income/ (loss) from discontinued operations, net of tax. The fair value of the assets was determined based upon the actual net proceeds received compared to the carrying value of the European operations. The carrying value also included the cumulative translation adjustment that was reclassified into earnings.

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

Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. The established liability for environmental matters is based upon management’s best estimates, on an undiscounted basis, of expected investigation/remediation costs related to environmental contamination. It is possible that actual costs associated with these matters will exceed the environmental reserves established by the Company. Inherent uncertainties exist in the estimates, primarily due to unknown environmental conditions, changing governmental regulations, and legal standards regarding liability and evolving technologies for handling site remediation and restoration. At June 30, 2019 and December 31, 2018, the Company had $1.3 million accrued for environmental matters.

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

In 2018, the Company received a favorable court ruling regarding the unconstitutionality of calculating Brazilian PIS and COFINS taxes. During the first quarter of 2019, the Company submitted a claim with the Brazilian government and received authorization to begin utilizing the credits to offset certain cash payments to the government. The Company has five years to utilize the credits. The Company will account for the utilization of these credits in accordance with FASB No. ASC 450, Accounting for Contingencies. The submission of the claim with the Brazilian government resulted in a one-time tax obligation, for which a portion of the tax credit will be utilized to offset. Therefore, the Company recognized a one-time benefit of $5.2 million during the first quarter of 2019 that has been presented within other income on the Condensed Consolidated Statements of Operations. Utilization of these credits subsequent to March 31, 2019 has been recorded within cost of sales.

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

Note 20. Subsequent Events

As set forth in the Explanatory Note to this Quarterly Report on Form 10-Q, on July 12, 2019, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Autokiniton US Holdings, Inc. (“Parent”) and Tiger Merger Sub, Inc., a direct, wholly owned subsidiary of Parent (“Merger Sub”). Pursuant to the terms of the Merger Agreement, Merger Sub will commence a cash tender offer (as it may be extended and amended from time to time as permitted under, or required by, the Merger Agreement, the “Offer”), no sooner than August 14, 2019 and no later than August 19, 2019, to purchase any and all of the outstanding shares of the Company’s common stock (each, a “Share,” and collectively, “Shares”), at a price per Share of $31.00 in cash, net of applicable withholding, without interest. Upon commencement of the Offer, Merger Sub will file an offer to purchase with the Securities and Exchange Commission (the “SEC”) and the Company will file a Solicitation/Recommendation Statement on Schedule 14D-9 (the “14D-9”) with the SEC.

The consummation of the Offer is subject to, among other things, (1) there having been validly tendered and not validly withdrawn Shares that represent at least one more Share than 50% of the Shares outstanding as of the expiration of the Offer, (2) the expiration or termination of any applicable waiting period (or extension thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, or receipt of any related affirmative governmental approval or clearance, (3) the absence of a material adverse effect on the Company and (4) other customary closing conditions contained in the Merger Agreement.

Assuming the Offer is consummated in accordance with the Merger Agreement, then, as soon as practicable following the consummation of the Offer, and subject to the satisfaction or waiver of the applicable conditions in the Merger Agreement, pursuant to Section 251(h) of the Delaware General Corporation Law, Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving the Merger as a direct, wholly owned subsidiary of Parent, without a meeting or vote of the Company’s stockholders. As of the effective time of the Merger (the “Effective Time”), each Share issued and outstanding immediately prior to the Effective Time, other than cancelled shares (including shares owned directly by Parent or Merger Sub) and dissenting shares, will be converted into the right to receive an amount equal to $31.00 per share in cash, net of applicable tax withholding, without interest.

The Merger Agreement contains customary representations and warranties by the Company and provides for the Company to make certain covenants that restrict the Company during the period between the execution of the Merger Agreement and the earlier of the closing of the transaction or the termination of the Merger Agreement. Among those covenants, the Company has agreed (subject to certain limited exceptions) not to repurchase its shares of common stock and has agreed not to pay cash dividends on its common stock during that period.

Assuming that all conditions to the consummation of the Offer and Merger are satisfied or, where permitted, waived, the Offer and Merger are expected to close in the third or fourth quarter of 2019. Upon consummation of these transactions, certain compensatory items, such as outstanding equity awards and performance awards, will accelerate and vest. The Company intends to include additional information regarding compensatory matters associated with the Offer and Merger in the 14D-9, including information regarding additional amounts (approximately $3.5 million) payable pursuant to the Company’s separation agreement with Pär Malmhagen, the Company’s former President, upon consummation of the Merger.

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

Recent Developments

See the “Explanatory Note” set forth immediately prior to Item 1 of Part I of this Quarterly Report for information regarding the Company’s execution of a Merger Agreement providing for the acquisition of the Company by Autokiniton US Holdings, Inc. pursuant to the Offer and Merger referenced in the Explanatory Note. Assuming that all conditions to the consummation of the Offer and Merger are satisfied or, where permitted, waived, the Offer and Merger are expected to close in the third or fourth quarter of 2019.

Recent Trends

Production Volumes

During the first six months of 2019, industry production volumes decreased from 2018 in North America and increased in Brazil. According to IHS Automotive (“IHS”), full year industry production in 2019 is projected to decrease in North America and increase in Brazil.

Factors Affecting our Industry, Revenues, and Expenses

For information regarding factors that affect our industry, revenues, and expenses, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10‑K for the year ended December 31, 2018.

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

Results of Operations—Three Months Ended June 30, 2019 Compared with the Three Months Ended June 30, 2018

The following table presents production volumes in specified regions, according to the IHS July 2019 issue, for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 (in millions of units produced):

	North America	Brazil
Three Months Ended June 30, 2019	4.3	0.7
Three Months Ended June 30, 2018	4.4	0.7
Increase / (Decrease)	(0.1)	0.0
Percentage change	(2.1)%	5.2%

The following table presents select financial information for the three months ended June 30, 2019 and 2018 (in millions):

	Three Months Ended June 30,
	2019	2018

Revenues	$345.4	$395.9
Cost of sales	309.0	345.1
Gross profit	36.4	50.8
Selling, general, and administrative expenses	17.6	22.9
Amortization expense	0.1	0.1
Restructuring and asset impairment charges, net	5.3	(0.2)
Operating income	13.5	28.0
Interest expense, net	4.6	4.7
Net periodic benefit income	—	0.6
Other income / (expense)	—	(1.0)
Provision for income taxes	3.1	4.6
Income from discontinued operations, net of tax	—	4.1
Net income	$5.8	$22.4

Comparison of Periods – GAAP Analysis of Consolidated Results

During the second quarter of 2019, revenues and profits were negatively impacted by the relatively slow ramp-up of production related to a customer's new model production change-over after the temporary closure of our Chicago facility during the first quarter of 2019. This closure allowed for the demolition and removal of old manufacturing equipment for the previous model and installation of new manufacturing equipment to support our customer's new model.

Revenues

Total revenues decreased during the three months ended June 30, 2019 by $50.5 million, or 12.8%, from the three months ended June 30, 2018, reflecting lower volume ($51.9 million), related primarily to the timing of certain vehicle launches, and unfavorable foreign exchange ($1.1 million), offset partially by favorable pricing ($2.5 million).

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

Total gross profit decreased by $14.4 million, or 28.3%, from the three months ended June 30, 2018 to the three months ended June 30, 2019, and our gross profit margin decreased from 12.8% during the 2018 period to 10.5% during the 2019 period. Gross profit was impacted by lower volume ($13.1 million), unfavorable mix ($7.6 million), and higher fixed costs to support new programs ($0.6 million), offset partially by favorable foreign exchange ($0.1 million). All other factors were net favorable ($6.8 million). Favorable recoveries from vendors that offset excess costs experienced in 2018 ($5.5 million), favorable efficiencies ($3.8 million), customer recoveries related to lower than anticipated volumes on certain platforms ($2.9 million), and lower launch costs ($2.1 million) were offset partially by unfavorable pricing and economics ($7.6 million). The decrease in gross profit margin was attributable primarily to lower volumes and higher fixed costs to support new programs.

In addition, gross profit was positively impacted $0.2 million for the net impact of the adoption of FASB ASC No. 842 and the change in depreciation expense. Upon adoption, the lease expenses that were previously recorded separately within costs of goods sold are now presented within depreciation and interest expense. The net improvement of $0.2 million within gross profit relates primarily to lower depreciation in 2019 due to the timing of certain vehicle launches.

Selling, General, and Administrative Expenses (“SG&A”)

Total SG&A decreased $5.3 million, or 23.1%, from the three months ended June 30, 2018, reflecting primarily lower compensation expense related to our annual incentive compensation and long-term compensation programs due to lower payout expectations.

Restructuring and Asset Impairment Expense

Total restructuring expense increased $5.5 million from the three months ended June 30, 2018. During the second quarter of 2019, we took numerous actions to better align the management teams to the remaining footprint of the continuing operations. These actions included a shift in composition of the executive leadership team as well as certain changes within the corporate and regional management teams. During the second quarter of 2018, we amended the lease agreements related to closed facilities which resulted in a $0.3 million adjustment to the liability previously recorded.

Interest Expense, net

Interest expense, net, decreased $0.1 million from the three months ended June 30, 2018.

Net Periodic Benefit Income

Net periodic benefit income decreased $0.6 million from the three months ended June 30, 2018, reflecting primarily lower expected return on plan assets and higher interest cost.

OtherExpense

We recorded other expense of $1 million for the three months ended June 30, 2018, reflecting costs incurred to support the investigation of a potential acquisition that did not transpire.

Provision for Income Taxes

Income tax expense from continuing operations decreased $1.5 million from the three months ended June 30, 2018, primarily attributable to lower pretax income. Our overall effective tax rate increased from 20.1% to 34.9%. The increase in our effective tax rate is primarily due to lower generation of research credits during 2019 and the disallowance of executive restructuring costs pursuant to rules promulgated under the Tax Cuts and Jobs Act (the “TCJA”).

The availability of U.S. net operating loss carryforwards generated in 2010-2013 has effectively eliminated our U.S. cash tax liability, except for immaterial payments for state income taxes. We do not expect to incur a material U.S. cash tax liability until at least 2022 due to the utilization of remaining net operating losses carryforwards and research credits, and by electing 100% expensing of machinery and equipment allowed under U.S. tax law.

Income from Discontinued Operations

As noted above, during the first quarter of 2019 we completed the sale of our European operations. We also completed the sale of our remaining Chinese business operations during the second quarter of 2018. Our European and Chinese business operations have been presented as discontinued operations in our Condensed Consolidated Financial Statements in accordance with FASB ASC No. 205, Discontinued Operations. We recorded income from discontinued operations, net of tax, of $4.1 million during the three months ended June 30, 2018.

Comparison of Periods—Non-GAAP Analysis of Adjusted EBITDA

A reconciliation of net income to Adjusted EBITDA for the periods presented is set forth below (in millions):

	Three Months Ended June 30,
	2019	2018
Net income	$5.8	$22.4
Interest expense, net	4.6	4.7
Net periodic benefit income	—	0.6
Other income / (expense)	—	(1.0)
Provision for income taxes	3.1	4.6
Income from discontinued operations, net of tax	—	4.1
Operating income	13.5	28.0
Restructuring and asset impairment charges, net	5.3	(0.2)
Depreciation and amortization	16.3	14.0
Acquisition costs and other	—	0.1
Long-term compensation expense (a)	0.7	1.7
Lease expenses (b)	—	2.5
Adjusted EBITDA	$35.8	$46.1

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

The following table presents revenues (a GAAP measure) and Adjusted EBITDA (a non-GAAP measure) for the three months ended June 30, 2019 and 2018  (in millions), as well as an explanation of variances:

		Adjusted
	Revenues	EBITDA(c)
Three Months Ended June 30, 2019 results	$345.4	$35.8
Three Months Ended June 30, 2018 results	395.9	46.1
Variance	$(50.5)	$(10.3)
Variance attributable to:
Volume and mix	$(51.9)	$(21.3)
Foreign exchange	(1.1)	0.1
Pricing and economics	2.5	(4.6)
Efficiencies	-	3.8
Selling, general, and administrative
expenses and other items (d)	-	11.7
Total	$(50.5)	$(10.3)

(c)	We have presented a reconciliation of net income to Adjusted EBITDA above.
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

Adjusted EBITDA decreased by $10.3 million, or 22.4%, from the three months ended June 30, 2019,  reflecting lower volume and mix ($21.3 million) offset partially by favorable foreign exchange ($0.1 million). Volume and mix consisted of lower volume ($13.1 million), unfavorable mix ($7.6 million), and higher fixed costs to support new programs ($0.6 million). All other factors were net favorable ($10.9 million). Favorable SG&A expense and other items ($11.7 million) and favorable efficiencies ($3.8 million) were offset partially by unfavorable pricing and economics ($4.6 million). SG&A expenses and other items reflected primarily favorable recoveries from vendors that offset excess costs experienced in 2018 ($5.5 million), customer recoveries related to lower than anticipated volumes on certain platforms ($2.9 million), lower launch costs ($2.1 million), and other favorable commercial and vendor settlements.

Results of Operations—Six Months Ended June 30, 2019 Compared with the Six Months Ended June 30, 2018

The following table presents production volumes in specified regions, according to the IHS July 2019 issue, for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 (in millions of units produced):

	North America	Brazil
Six Months Ended June 30, 2019	8.5	1.4
Six Months Ended June 30, 2018	8.7	1.4
Increase / (Decrease)	(0.2)	0.0
Percentage change	(2.5)%	2.3%

The following table presents select financial information for the six months ended June 30, 2019 and 2018 (in millions):

	Six Months Ended June 30,
	2019	2018

Revenues	$724.2	$803.2
Cost of sales	650.9	704.2
Gross profit	73.2	99.0
Selling, general, and administrative expenses	42.8	46.3
Amortization expense	0.2	0.2
Restructuring and asset impairment charges, net	5.5	1.0
Operating income	24.8	51.5
Interest expense, net	9.6	9.0
Net periodic benefit income	0.1	1.1
Other income / (expense)	4.5	(1.0)
Provision for income taxes	6.3	7.9
Income / (loss) from discontinued operations, net of tax	(12.7)	4.9
Net income	$0.7	$39.7

Comparison of Periods – GAAP Analysis of Consolidated Results

During the first six months of 2019, revenues and profits were negatively impacted by the slow ramp-up of production related to our customer's new model production change-over after the temporary closure of our Chicago facility during the first quarter of 2019. This closure allowed for the demolition and removal of old manufacturing equipment for the previous model and installation of new manufacturing equipment to support our customer's new model.

Revenues

Total revenues decreased during the six months ended June 30, 2019 by $79 million, or 9.8%, from the six months ended June 30, 2018 reflecting lower volume ($78.5 million), related primarily to the timing of certain vehicle launches, and unfavorable foreign exchange ($3.5 million), offset partially by favorable pricing ($3 million).

Gross Profit

Total gross profit decreased by $25.8 million, or 26.1%, from the six months ended June 30, 2018 to the six months ended June 30, 2019 and our gross profit margin decreased from 12.3% during the 2018 period to 10.1% during the 2019 period. Gross profit was impacted by lower volume ($20.6 million), unfavorable mix ($11.8 million), higher fixed costs to support new programs ($1.8 million), and unfavorable foreign exchange ($0.3 million). All other factors were net favorable ($8.7 million). Lower launch costs ($7.7 million), favorable recoveries from vendors that offset excess costs in 2018 ($5.5 million), customer recoveries related to lower than anticipated volumes on certain platforms ($4.7 million), and favorable efficiencies ($4.1 million) were offset partially by unfavorable pricing and economics ($16.1 million). The decrease in gross profit margin was attributable primarily to lower volumes and higher fixed costs to support new programs.

In addition, gross profit was positively impacted $1.7 million for the net impact of the adoption of FASB ASC No. 842 and the change in depreciation expense. Upon adoption, the lease expenses that were previously recorded separately within costs of goods sold are now presented within depreciation and interest expense. The net improvement of $1.7 million within gross profit relates primarily to lower depreciation in 2019 due to the timing of certain vehicle launches.

Selling, General, and Administrative Expenses (“SG&A”)

Total SG&A decreased $3.5 million, or 7.6%, from the six months ended June 30, 2018, reflecting primarily lower compensation expense related to our annual incentive compensation due to lower payout expectations.

Restructuring and Asset Impairment Expense

Total restructuring expense increased $4.5 million from the six months ended June 30, 2018.  During the second quarter of 2019, we took numerous actions to better align the management teams to the remaining footprint of the continuing operations. These actions included a shift in composition of the executive leadership team as well as certain changes within the corporate and regional management teams. During the six months ended June 30, 2018, we recorded $1 million related primarily to severance charges to reduce fixed costs and the adjustment of a liability related to closed plants.

Interest Expense, net

Interest expense, net, increased $0.6 million from the six months ended June 30, 2018,  reflecting primarily the interest expense associated with our finance leases upon the adoption of FASB ASC No. 842.

Net Periodic Benefit Income

Net periodic benefit income decreased $1.1 million from the six months ended June 30, 2019, reflecting primarily lower expected return on plan assets and higher interest cost.

Other Income / (expense)

We recorded other income of $4.5 million for the six months ended June 30, 2019, reflecting primarily $5.2 million of income related to the utilization of credits in Brazil (see Note 19 of our Condensed Consolidated Financial Statements), offset partially by fees of $0.7 million related to the termination of our interest rate swap. We recorded other expense of $1 million for the six months ended June 30, 2018, reflecting costs incurred during the six month period ended June 30, 2018 to support the investigation of a potential acquisition that did not transpire.

Provision for Income Taxes

Income tax expense from continuing operations decreased $1.6 million from the six months ended June 30, 2018, primarily attributable to lower pretax income. Our overall effective tax rate increased from 18.6% to 31.8%. The increase in our effective tax rate is primarily due to lower generation of research credits during 2019 and the disallowance of executive restructuring costs pursuant to rules promulgated under the TCJA.

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

Income from Discontinued Operations

As noted above, during the first quarter of 2019 we completed the sale of our European operations. We also completed the sale of our remaining Chinese business operations during the second quarter of 2018. Our European and Chinese business operations have been presented as discontinued operations in our Condensed Consolidated Financial Statements in accordance with FASB ASC No. 205, Discontinued Operations. We recorded a loss from discontinued operations, net of tax, of $12.7 million during the six months ended June 30, 2019, as compared with income of $4.9 million for the six months ended June 30, 2018. Included in the $12.7 million loss for the six months ended June 30, 2019 was a loss of $6.9 million on the sale of our European operations, which related primarily to the cumulative translation adjustment that was reclassified to earnings and the strengthening of the U.S. dollar against the Euro that resulted in a lower U.S. dollar purchase price.

Comparison of Periods—Non-GAAP Analysis of Adjusted EBITDA

A reconciliation of net income attributable to Tower International, Inc. to Adjusted EBITDA for the periods presented is set forth below (in millions):

	Six Months Ended June 30,
	2019	2018
Net income	$0.7	$39.7
Interest expense, net	9.6	9.0
Net periodic benefit income	0.1	1.1
Other income / (expense)	4.5	(1.0)
Provision for income taxes	6.3	7.9
Income / (loss) from discontinued operations, net of tax	(12.7)	4.9
Operating income	24.8	51.5
Restructuring and asset impairments	5.5	1.0
Depreciation and amortization	31.7	28.5
Acquisition costs and other	—	0.2
Long-term compensation expense (a)	4.2	3.0
Lease expenses (b)	—	4.9
Adjusted EBITDA	$66.2	$89.1

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

The following table presents revenues (a GAAP measure) and Adjusted EBITDA (a non-GAAP measure) for the six months ended June 30, 2019 and 2018  (in millions), as well as an explanation of variances:

		Adjusted
	Revenues	EBITDA(c)
Six Months Ended June 30, 2019 results	$724.1	$66.2
Six Months Ended June 30, 2018 results	803.1	89.1
Variance	$(79.0)	$(22.9)
Variance attributable to:
Volume and mix	$(78.5)	$(34.2)
Foreign exchange	(3.5)	(0.3)
Pricing and economics	3.0	(13.1)
Efficiencies	—	4.1
Selling, general, and administrative
expenses and other items (d)	—	20.6
Total	$(79.0)	$(22.9)

(c)	We have presented a reconciliation of net income to Adjusted EBITDA above.
(d)

When we refer to “selling, general, and administrative expenses and other items”, the “other items” refer to (i) savings which we generate after implementing restructuring actions, (ii) the costs associated with launching new products, and (iii) one-time items which may include reimbursement of costs.

Adjusted EBITDA

Adjusted EBITDA decreased by $22.9 million, or 25.8%, from the six months ended June 30, 2018,  reflecting lower volume and mix ($34.2 million) and unfavorable foreign exchange ($0.3 million). Volume and mix consisted of lower volume ($20.6 million), unfavorable mix ($11.8 million), and higher fixed costs to support new programs ($1.8 million). All other factors were net favorable ($11.6 million). Favorable SG&A expense and other items ($20.6 million) and favorable efficiencies ($4.1 million), which were negatively impacted by the timing of certain vehicle launches, were offset partially by unfavorable pricing and economics ($13.1 million). SG&A expenses and other items reflected primarily lower launch costs ($7.7 million), favorable recoveries from vendors that offset excess costs in 2018 ($5.5 million), customer recoveries related to lower than anticipated volumes on certain platforms ($4.7 million), and other favorable commercial and vendor settlements.

Restructuring

The following table sets forth our net restructuring and asset impairment charges by type for the periods presented (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Employee termination costs	$5.2	$0.1	$5.3	$1.0
Other exit costs	0.1	(0.3)	0.1	0.1
Total restructuring charges, net	$5.3	$(0.2)	$5.4	$1.1

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

The charges incurred during the three and six months ended June 30, 2019 related to severance charges and ongoing maintenance expense of facilities closed as a result of prior actions. During the second quarter of 2019, we took numerous actions to better align the management teams to the remaining footprint of the continuing operations. These actions included a shift in composition of the executive leadership team as well as certain changes within the corporate and regional management teams. During the second quarter of 2018, we amended certain lease agreements in the U.S. related to closed facilities which resulted in a $0.3 million adjustment to the liability previously recorded. As a result of these amendments, we will no longer record material restructuring expense related to such closed facilities.

Liquidity and Capital Resources

General

We generally expect to fund expenditures for operations, administrative expenses, capital expenditures, dividend payments, and debt service obligations with internally generated funds from operations and we generally expect to satisfy working capital needs from time-to-time with borrowings under our revolving credit facility or cash on hand. As of June 30, 2019, we had available liquidity of $347.5 million, which we believe is adequate to fund our working capital requirements for at least the next twelve months. We believe that we will be able to meet our debt service obligations and fund operating requirements for at least the next twelve months with cash flow from operations, cash on hand, potential operating lease arrangements, and borrowings under our revolving credit facility.

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

Cash Flows and Working Capital

The following table shows the components of our cash flows from continuing operations for the periods presented (in millions):

	Six Months Ended June 30,
	2019	2018
Net cash provided by / (used in):
Operating activities	$(21.0)	$0.5
Investing activities	207.3	(33.0)
Financing activities	(94.7)	(3.5)

Net Cash Provided by / (Used in) Operating Activities

Net cash used in operating activities was $21 million during the six months ended June 30, 2019, compared to $0.5 million generated during the six months ended June 30, 2018. The $21.5 million increase of cash used was attributable primarily to lower earnings.

Net Cash Provided by / (Used in) Investing Activities

Net cash provided by investing activities was $207.3 million during the six months ended June 30, 2019, compared to $33 million used during the six months ended June 30, 2018. The $240.4  million increase in cash provided was attributable primarily to $277.2 million net proceeds received from the sale of our European operations offset partially by higher capital expenditures for new programs.

Net Cash Used in Financing Activities

Net cash used in financing activities was $94.7 million during the six months ended June 30, 2019, compared to $3.5 million used during the six months ended June 30, 2018. This $91.2 million increase in cash used was attributable primarily to the $50 million repayment of our Term Loan Credit Facility and payments for the termination of our hedging instruments.

Working Capital

We manage our working capital by monitoring key metrics principally associated with inventory, accounts receivable, and accounts payable. Our quarterly average inventory days on hand increased to 22 days during the second quarter of 2019 from 20 days during the fourth quarter of 2018 and our inventory levels increased from $69.4 million at December 31, 2018 to $70.6 million at June 30, 2019, primarily due to the ramp up of production on recently awarded business.

Our accounts receivable balance increased from $113.1 million as of December 31, 2018 to $140.8 million as of June 30, 2019. The increase reflects higher trade accounts receivable due to the timing of customer payments consistent with normal seasonality.

Our accounts payable balance decreased from $188.8 million as of December 31, 2018 to $181.6 million as of June 30, 2019. The change reflects primarily an increase of trade accounts payable, resulting from the matching of terms with our customers and vendors, which was more than offset by a decrease due to the timing of payments related to capital expenditures and customer-owned tooling.

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

Our working capital is also impacted by our net position in regard to tooling owned by our customers. Tooling costs represent costs incurred by us in the development of new tooling used in the manufacture of our products. Generally, when a customer awards a contract to us, the customer agrees to reimburse us for certain of our tooling costs. As the tooling is developed, we experience cash outflows because we bear the costs and we typically do not receive reimbursement from our customers until the manufacture of the particular program commences. This timing delay causes our working capital to fluctuate between periods due to the timing of the cash inflows and outflows. We define our net tooling position as tooling in progress (see Note 6) plus accounts receivable related to tooling less accounts payable related to tooling. During the first six months of 2019 our net tooling position increased by $6.1 million from $15 million at December 31, 2018 to $21.1 million at June 30, 2019.

On June 30, 2019 and December 31, 2018 we had working capital balances (excluding discontinued operations held for sale) of $117.2 million and $1 million, respectively.

Sources and Uses of Liquidity

Our available liquidity at June 30, 2019 was $347.5 million, which consisted of $155.7 million of cash on hand, and unutilized borrowing availability under our U.S. credit facilities of $191.8 million. A portion of our cash balance is located at foreign subsidiaries and is presently being used to fund operations at and investment in those locations. As of December 31, 2018 we had available liquidity of $259.9 million.

As of June 30, 2019, we had short-term debt, excluding finance leases, of $4 million, of which $3.6 million related to current maturities of our Term Loan Credit Facility and $0.4 million related to borrowings in Brazil.  Historically, we have been successful in renewing the Brazil debt as it becomes due, but we cannot provide assurance that this debt will continue to be renewed or, if renewed, that this debt will continue to be renewed under the same terms.

We are currently experiencing organic growth well above industry average as a result of major new business awards primarily in North America. To fund this growth, we continue to incur significant capital investment requirements for the purchase and installation of the machinery and equipment necessary to manufacture the awarded products. We have entered into certain equipment leases to assist with a portion of the funding requirements for the related capital investments. We believe that these finance leases provide a diversified capital source for financing the capital investment requirements at competitive rates in relation to our existing debt arrangements and help to maintain our strong liquidity profile. These leasing arrangements bear a weighted average fixed interest rate of 5.6%. As of June 30, 2019, the short-term portion of these lease liabilities was $23.3 million.

Pursuant to the Board of Directors’ declaration on October 16, 2015, we commenced payment of a quarterly dividend of $0.10 per common share. This dividend was raised to $0.11 per common share on October 21, 2016 $0.12 per common share on October 20, 2017, and $0.13 per common share on October 18, 2018. During the three and six months ended June 30, 2019,  we paid dividends of $2.7 million and $5.4 million, respectively. During the three and six months ended June 30, 2018, we paid dividends of $2.5 million and $4.9 million, respectively.

As noted above, on June 17, 2016, we announced our Board of Directors’ authorization to repurchase up to $100 million of our issued and outstanding common stock from time to time in the open market, or in privately negotiated transactions. As of June 30, 2019, 829,648 shares have been purchased under the Repurchase Program at an aggregate cost of $18.9 million with no additional shares being purchased under that program during the six months ended June 30, 2019.

The Merger Agreement referenced in the “Explanatory Note” herein prohibits the Company from paying cash dividends on its common stock, and prohibits the Company from repurchasing its common stock (subject to certain limited exceptions), in either case without the consent of the acquirer.

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

	Six Months Ended June 30,
	2019	2018
Net cash provided by continuing operating activities	$(21.0)	$0.5
Cash disbursed for purchases of property, plant, and equipment, net	(69.9)	(37.3)
Free cash flow (1)	$(90.9)	$(36.8)

(1)

Net cash disbursed for customer-owned tooling is included in free cash flow. Net cash disbursed for customer-owned tooling during the six months ended June 30, 2019 was $6.1 million compared to net cash received of $7.9 million for customer-owned tooling during the six months ended June 30, 2018.

Free cash flow was negative $90.9 million during the six months ended June 30, 2019, compared to negative $36.8 million during the six months ended June 30, 2018.  The decrease reflected primarily higher capital expenditures, lower Adjusted EBITDA, and an unfavorable net tooling position.

Debt

As of June 30, 2019, we had outstanding indebtedness, excluding finance lease obligations and net of debt issue costs, of approximately $246.4 million, which consisted of the following:

•	.9$252.1 million (net of a $1.2 million original issue discount) indebtedness outstanding under our Term Loan Credit Facility
•	$0 million indebtedness outstanding under our Amended Credit Revolving Facility
•	$0.8 million of foreign subsidiary indebtedness
•	Less $6.5 million of debt issue costs netted against our indebtedness

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

As of June 30, 2019, we had no borrowings outstanding under our Amended Revolving Credit Facility and $8.2 million of letters of credit outstanding under the Fourth Amended Revolving Credit Facility Agreement. Thus, we could have borrowed an additional $191.8 million under the Fourth Amended Revolving Credit Facility Agreement as of June 30, 2019, calculated as follows (in millions):

Total Revolving Credit Commitment	$200.0
Borrowings on Amended Revolving Credit Facility	—
Letter of credit outstanding	(8.2)
Availability on Fourth Amended Revolving Credit Facility Agreement	$191.8

Advances under the Amended Revolving Credit Facility bear interest at an alternate base rate plus a base rate margin or LIBOR plus a Eurodollar margin. The applicable margins are determined by our Total Net Leverage Ratio (as defined in the Fourth Amended Revolving Credit Facility Agreement). As of June 30, 2019,  the applicable margins were 1% per annum and 2% per annum for base rate and LIBOR based borrowings, respectively. Borrowings outstanding under our Amended Revolving Credit Facility may vary significantly from time to time, depending on our cash needs at any given time. Our Amended Revolving Credit Facility matures on March 7, 2023.

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

As of June 30, 2019, we were in compliance with the financial covenants that govern our credit agreements.

Foreign Subsidiary Indebtedness

Our foreign subsidiary indebtedness consists of borrowings in Brazil.

Finance and Operating Leases

We maintain finance leases for certain manufacturing equipment. We have several operating leases, including leases for office and manufacturing facilities, as well as certain equipment, with lease terms expiring between the years 2019 and 2035. As of June 30, 2019, our total future finance lease payments amounted to $191.8 million and our total future operating lease payments amounted to $197.9 million.

On January 1, 2019, we adopted FASB ASC No. 842, Leases, which changed the financial reporting for leases. Certain of our manufacturing equipment leases previously classified as operating leases are considered finance leases under the new standard which requires us to record a right-of-use (“ROU”) asset as additional property, plant, and equipment and the associated liability as lease debt. As of June 30, 2019, the ROU assets associated with these leases were $160.5 million and the finance lease liabilities associated with these leases were $161.8 million. This is based upon the present value of the remaining minimum lease payments for equipment that is subject to lease agreements as of June 30, 2019.

In addition, we have numerous real estate and equipment leases that will continue to be classified as operating under the new standard. As of June 30, 2019, the ROU assets associated with these leases were $129 million and the operating lease liabilities associated with these leases were $132.1 million.

Off-Balance Sheet Obligations

In addition to the operating leases described above, our off-balance sheet obligations consist of obligations under our Fourth Amended Revolving Credit Facility. As of June 30, 2019, letters of credit outstanding were $8.2 million under the Fourth Amended Revolving Credit Facility.

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

	As of June 30, 2019	As of December 31, 2018
Total debt, net of debt issue costs	$246.4	$298.6
Total finance leases	161.8	—
Less: Cash and cash equivalents	(155.7)	(68.1)
Net debt	$252.5	$230.5

As of June 30, 2019, our net debt was $252.5 million, compared to $230.5 million as of December 31, 2018. The $22 million change reflects primarily finance leases due to the adoption of FASB ASC No. 842 and negative free cash flow for the period, offset partially by the net proceeds received from the sale of our European operations.

Disclosure Regarding Forward-Looking Statements

This report contains statements which constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including but not limited to statements relating to trends in the operations, financial results, business and products of our Company, and anticipated production trends. The forward-looking statements can be identified by words such as “anticipate”, “believe”, “plan”, “estimate”, “expect”, “intend”, “project”, and other similar expressions and statements regarding our intent, belief, current plans, or expectations. Our forward looking statements also include, without limitation, statements regarding our anticipated future financial condition, operating results, free cash flows, net debt leverage, Adjusted EBITDA, and business and financing plans and models. Forward-looking statements are made as of the date of this report and are based upon management’s current expectations and beliefs concerning future developments and their potential effects on us. Such forward-looking statements are not guarantees of future performance. The following important factors, as well as those important factors described elsewhere in this report or in our Annual Report on Form 10‑K for the year ended December 31, 2018, could cause our actual results to differ materially from estimates or expectations reflected in such forward-looking statements:

•	risks relating to the Offer, Merger and Merger Agreement, including:

•

 risks related to the satisfaction of the conditions to closing the proposed acquisition in the anticipated timeframe or at all, including uncertainties as to how many shares of the Company’s common stock will be tendered in the Offer and the possibility that the acquisition does not close;

•	the possibility that alternative acquisition proposals will be made;

•	the possibility that the Company will terminate the Merger Agreement to enter into an alternative business combination;

•	the possibility that various closing conditions may not be satisfied and required regulatory approvals may not be obtained;

•	the risk that the Merger Agreement may be terminated in circumstances requiring the Company to pay a termination fee;

•	the risk of litigation and regulatory actions related to the proposed acquisition, which may delay the proposed acquisition;

•	risks regarding the failure to obtain the necessary financing to complete the proposed acquisition; and

•	risks associated with the impact of the announcement of the proposed acquisition on the Company’s customers, employees and suppliers.

•	automobile production volumes;

•	the financial condition of our customers and suppliers

•	our ability to make scheduled payments of principal or interest on our indebtedness and comply with the covenants and restrictions contained in the instruments governing our indebtedness;

•	our ability to refinance our indebtedness;

•	any increase in the expense and funding requirements of our pension and postretirement benefits;

•	our customers’ ability to obtain equity and debt financing for their businesses;

•	our dependence on our large customers;

•	pricing pressure from our customers;

•	changes to U.S. or international trade and tariff policies and the reaction of other countries thereto;

•	our ability to integrate acquired businesses;

•	our ability to take advantage of emerging secular trends relating to lightweighting; outsourcing, replacement, electrification and autonomous vehicles;

•	risks associated with business divestitures; and

•	costs or liabilities related to environmental and safety regulations.

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

Interest Rate Risk

At June 30, 2019, we had total debt, excluding finance leases, of $246.4 million (net of a $1.2 million discount and $6.5 million of debt issue costs), consisting of variable rate debt of $145.6 million (59%) and fixed rate debt of $100.8 million (41%), after taking into account our $100 million variable rate to fixed rate swap. Assuming no changes in the monthly average variable rate debt levels of $173.2 million for the six months ended June 30, 2019, we estimate that a hypothetical change of 100 basis points in the LIBOR and alternative base rate would not have a significant impact on interest expense due to the LIBOR floor in our Term Loan.

In addition, we have certain manufacturing equipment leases that are classified as finance leases under FASB ASC No. 842, Leases. As of June 30, 2019, the associated lease debt from these leases was  $161.8 million. Including this amount, our fixed rate debt is approximately 64% and our variable rate debt is approximately 36%.

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

Our strategy for managing currency risk relies primarily upon conducting business in a foreign country in that country’s currency. We may, from time to time, also participate in hedging programs intended to reduce our exposure to currency fluctuations. We believe that the effect of a 100 basis point movement in foreign currency rates against the U.S. dollar would not have materially impacted the results of our operations, our cash flows, or our stockholders’ equity for the six months ended June 30, 2019.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a‑15 under the Securities Exchange Act of 1934 (the “Exchange Act”), management, with the participation of the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2019. Based upon that evaluation, the CEO and the CFO have concluded that, as of June 30, 2019, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s  rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1A. Risk Factors.

Except as set forth below, there have been no material changes in our risk factors disclosed in Item 1A of our Annual Report on Form 10‑K for the year ended December 31, 2018. Reference is made to the “Explanatory Note” set forth immediately prior to Item 1 of Part I of this Quarterly Report for certain information, and for references to certain defined terms, that have a bearing on the risk factors set forth below.

The proposed Offer and Merger providing for the acquisition of our company are subject to various closing conditions and uncertainties, and there can be no assurances as to whether and when the Offer and Merger may be completed.

Completion of the Offer and Merger are subject to a number of conditions, some of which are outside of the parties’ control, that may prevent, delay, or otherwise materially adversely affect their completion. The consummation of the Offer is subject to, among other things, (1) there having been validly tendered and not validly withdrawn Shares that represent at least one more Share than 50% of the Shares outstanding as of the expiration of the Offer, (2) the expiration or termination of any applicable waiting period (or extension thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, or receipt of any related affirmative governmental approval or clearance, (3) the absence of a material adverse effect on the Company; (4) the absence of enumerated legal restraints (whether temporary, preliminary or permanent) that prohibit, restrain or enjoin the consummation of the Offer or the Merger; (5) the accuracy of our representations and warranties contained in the Merger Agreement (subject to customary qualifiers); (6) our performance of our obligations under the Merger Agreement in all material respects; (7) the completion of a specified marketing period for the debt financing being obtained by Parent in connection with the transaction and (8) other customary closing conditions contained in the Merger Agreement. The Merger is conditioned on Merger Sub’s accepting for payment the Shares that are tendered and the absence of enumerated legal restraints (whether temporary, preliminary or permanent) that prohibit, restrain or enjoin the consummation of the Merger. If any of these conditions are not satisfied or waived, it is possible that the Offer and Merger will not be consummated in the expected time frame or that the Merger Agreement may be terminated. If the proposed sale or a similar transaction is not completed, the market price of our common stock will likely decline, as we believe that our market price reflects an assumption that the proposed acquisition will be completed. For example, on July 11, 2019, the last full trading day prior to the public announcement of the proposed acquisition, our common stock closed at $18.27 per share, and, on the next trading day, following the announcement of our entering into the Merger Agreement, our stock price closed at $30.99 per share.

If the proposed Offer and Merger are not consummated, there may be additional material adverse consequences beyond the anticipated decline in our market price.

Other than specific performance if and when it is available to us under the Merger Agreement, our recourse against Parent is generally limited to an amount equal to the reverse termination fee of $ 46,320,000. In addition, under circumstances defined in the Merger Agreement, we may be required to pay a termination fee of $19,850,000 or $13,235,000 to Parent. In addition, in certain circumstances defined in the Merger agreement, we may be required to reimburse up to $5,000,000 of expenses incurred by or on behalf of Parent or Merger Sub (or their respective affiliates) in connection with the transactions contemplated by the Merger Agreement. Further, a failed transaction may result in negative publicity and a negative impression of us in the investment community. Finally, any disruption to our business resulting from the announcement and pendency of the transaction and from intensifying competition from our competitors, including any adverse changes in our relationships with our customers, employees or suppliers, could continue or accelerate in the event of a failed transaction. There can be no assurance that our business, these relationships or our financial condition will not be materially adversely affected, as compared to the Company’s condition prior to the announcement of the transaction, if the transaction is not consummated.

While the proposed Offer and Merger are pending, we are subject to business uncertainties that could materially adversely affect our operating results, financial position and/or cash flows or result in a loss of employees, customers or suppliers.

The Offer will be completed and the Merger consummated only if stated conditions are met; accordingly, there may be uncertainty regarding the completion of the Offer and the consummation of the Merger. This uncertainty may cause customers or suppliers to refrain from doing business with us or to change the terms under which they do business with us, which could materially adversely affect our business, results of operations and financial condition. Due to this uncertainty, there can be no assurance that our employees, including key personnel, can be retained during the pendency of the proposed transaction to the same extent that we have previously been able to attract and retain employees. Any loss or distraction of such employees could materially adversely affect our business and operations. In addition, we have diverted, and will continue to divert, significant management resources toward the completion of the transaction, which could materially adversely affect our business and operations.

While the proposed Offer and Merger are pending, we are subject to contractual restrictions and other factors that could materially adversely affect our operations and the future of our business or result in a loss of employees.

The Merger Agreement includes customary restrictions on the conduct of our business prior to the completion of the Merger, generally requiring us to conduct our businesses in the ordinary course, consistent with past practice, and subjecting us to a variety of specified limitations unless we obtain Parent’s prior written consent, which they may not unreasonably withhold. We may find that these and other contractual arrangements in the Merger Agreement may delay, prevent or otherwise limit us from responding effectively to changes in our business, industry developments and future business opportunities that may arise prior to closing. In addition, whether or not the Offer and Merger are consummated, while they are pending we will continue to incur costs, fees, expenses and charges related to the proposed transactions, which may materially adversely affect our business, results of operations and financial condition. Furthermore, lawsuits may be filed against the Company and our Board of Directors challenging the proposed transaction An adverse ruling in any such lawsuit may have a material adverse financial impact on the Company and/or prevent the proposed transactions from being completed. Even if we are successful in any such litigation, such proceedings could result in significant costs of defense, indemnification and liability.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities

The following table presents information regarding shares of our common stock repurchased during each month in the quarter ended June 30, 2019.

			Total Number of
			Shares (or Units)	Dollar Value of
		Weighted	Purchased as Part	Shares that May
	Total Number of	Average Price	of Publicly	Yet Be Purchased
	Shares (or Units)	Paid per Share	Announced Plan	Under Plan or
Period	Purchased	(or Unit)	or Program	Program (1)
April 1 to April 30, 2019	-	$-	-	$81,056,732
May 1 to May 31, 2019	-	-	-	81,056,732
June 1 to June 30, 2019	-	-	-	81,056,732
Total	-	$-	-

(1)

This column includes the approximate dollar value of shares that remain authorized for repurchase under the Company’s Repurchase Program announced on June 17, 2016. Subject to applicable legal restrictions, shares may be repurchased in open market transactions, privately negotiated transactions, or in such other manner as shall be determined by the Chief Executive Officer, the Chief Financial Officer (the “Proper Officers”), or their designee. The timing, manner, price, and amount of repurchases will be determined at the Proper Officer’s discretion and the Repurchase Program shall terminate on the earlier of (i) the first date on which a total of $100 million of the Company’s shares of common stock shall have been purchased and (ii) such other date as shall be determined by the Company’s Board of Directors. The Merger Agreement referenced in the “Explanatory Note” herein prohibits the Company from repurchasing its common stock (subject to certain limited exceptions) without the consent of the acquirer.

Item 6. Exhibits.

2.1

Agreement and Plan of Merger, dated as of July 12, 2019, by and among Tower International, Inc., Autokiniton US Holdings, Inc. and Tiger Merger Sub, Inc. (filed as exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated July 12, 2019 (the “First July 12 8-K”) and incorporated herein by reference.)

10.1†

Employment Agreement, dated as of May 31, 2019, between Reid Southby and Tower Automotive Operations USA I, LLC (filed as exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated June 17, 2019 and incorporated herein by reference.)

10.2	Amendment to the Bylaws (filed as exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated July 12, 2019 (the First July 12 8-K) and incorporated herein by reference.)

10.3†

Amendatory Agreement, dated as of July 12, 2019, to the Second Amended and Restated Employment Agreement, dated as of August  31, 2016, between Tower Automotive Operations USA I, LLC and James C. Gouin (filed as exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated July 12, 2019 (the “Second July 12 8-K”) and incorporated herein by reference.)

10.4†

Amendatory Agreement, dated as of July 12, 2019, to the Amended and Restated Employment Agreement, dated as of August  31, 2016, between Tower Automotive Operations USA I, LLC and Jeffrey Kersten (filed as exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated July 12, 2019 (the Second July 12 8-K) and incorporated herein by reference.)

10.5†

Amendatory Agreement, dated as of July 12, 2019, to the Amended and Restated Employment Agreement, dated as of December  18, 2018, between Tower Automotive Operations USA I, LLC and Nanette Dudek. (filed as exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated July 12, 2019 (the Second July 12 8-K) and incorporated herein by reference.)

99.1†	Separation and General Release Agreement between Pär Malmhagen and Tower Automotive Operations USA I, LLC, entered into on July 10, 2019.

31.1	Rule 13a‑14(a) Certification of the Chief Executive Officer

31.2	Rule 13a‑14(a) Certification of the Chief Financial Officer

32.1*	Section 1350 Certification of the Chief Executive Officer

32.2*	Section 1350 Certification of the Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Scheme Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Furnished, not filed.
†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tower International, Inc.

Date: July 25, 2019	/s/ Jeffrey Kersten
Jeffrey Kersten
Chief Financial Officer